Form 10-K
period 1993-12-31
DUQUESNE LIGHT CO
filed 1994-03-29
CIK 30573

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-K



  [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1993 or

  [_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from _______ to _______


Commission         Registrant; State of Incorporation;        I.R.S. Employer
File Number        Address; and Telephone Number              Identification No.
- -----------        -----------------------------------        -----------------
1-956              DUQUESNE LIGHT COMPANY                        25-0451600
                     (A Pennsylvania Corporation)
                     One Oxford Centre
                     301 Grant Street
                     Pittsburgh, Pennsylvania  15279
                     Telephone (412) 393-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                       -----   -----

DQE is the holder of all shares of outstanding common stock ($1 par value) of Duquesne Light Company consisting of 10 shares as of February 23, 1994.


  [X] Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                                                   [CONFORMED]


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                  FORM 10-K



  [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1993 or

  [_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from _______ to _______



Commission         Registrant; State of Incorporation;        I.R.S. Employer
File Number        Address; and Telephone Number              Identification No.
- -----------        ----------------------------------         -----------------

1-956              DUQUESNE LIGHT COMPANY                        25-0451600
                     (A Pennsylvania Corporation)
                     One Oxford Centre
                     301 Grant Street
                     Pittsburgh, Pennsylvania  15279
                     Telephone (412) 393-6000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                       -----   -----

DQE is the holder of all shares of outstanding common stock ($1 par value) of Duquesne Light Company consisting of 10 shares as of February 23, 1994.


  [X] Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
   Registrant            Title of each class               on which registered
 --------------    ----------------------------           ----------------------
Duquesne Light     Preferred Stock (par value $50)       New York Stock Exchange
    Company

                                     Involuntary
                   Series         Liquidation Value
                   ------         -----------------
                       4%           $50 per share
                    3.75%           $50 per share
                    4.15%           $50 per share
                    4.20%           $50 per share
                    4.10%           $50 per share
                    $2.10           $50 per share
                    $7.20          $100 per share


      Sinking Fund Debentures, due March 1, 2010 (5%)  New York Stock Exchange





             DOCUMENTS INCORPORATED BY REFERENCE

                                                Part of Form 10-K
                                               Into Which Document
                Description                      Is Incorporated
     ------------------------------------      -------------------

     DQE Annual Report to Shareholders           Parts I and II
     for the year ended December 31, 1993

     Proxy Statement for DQE Annual                 Part III
     Meeting of Shareholders to be held on
     April 20, 1994

                             TABLE OF CONTENTS

                                             Page
                                             ----
                     PART I
ITEM 1.  BUSINESS                               1
  General                                       1
   Service Territory                            1
   Regulation                                   1
   Seasonality                                  1
  Results of Operations                         2
   Power Sales                                  2
   Other Income and Deductions                  4
  Financial Condition                           4
   Financing                                    4
   Short-Term Borrowings                        5
   Interest Charges                             5
   Sales of Accounts Receivable                 5
   Nuclear Fuel Leasing                         6
   ESOP                                         6
  Transmission Access                           6
  Construction                                  6
  Rate Matters                                  7
   1987 Rate Case                               7
   Energy Cost Rate Adjustment Clause (ECR)     7
   Deferred Rate Synchronization Costs          7
   Demand Side Management                       8
  Joint Interests in Generating Units           8
  Employees                                     9
  Electric Operations                           9
  Fossil Fuel                                   9
  Nuclear Fuel                                 10
  Nuclear Decommissioning                      11
  Environmental Matters                        11
  Outlook                                      13
   Competition                                 13
   Property Held for Future Use                14
   Retirement Plan Measurement Assumptions     15
   Other                                       15
Executive Officers of the Registrant           16
ITEM 2.  PROPERTIES                            17
ITEM 3.  LEGAL PROCEEDINGS                     18
  Westinghouse Lawsuit                         18
  General Electric Settlement                  18
  Rate-Related and Environmental Litigation    18
ITEM 4.  SUBMISSION OF MATTERS TO A
         VOTE OF SECURITY HOLDERS              19


                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S
         COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS                   19
ITEM 6.  SELECTED FINANCIAL DATA               19
ITEM 7.  MANAGEMENT'S DISCUSSION AND
         ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS             19
ITEM 8.  CONSOLIDATED FINANCIAL
         STATEMENTS AND SUPPLEMENTARY
         DATA                                  19
ITEM 9.  CHANGES IN AND DISAGREEMENTS
         WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL
         DISCLOSURE                            19


                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE
         OFFICERS OF THE REGISTRANT            19
ITEM 11. EXECUTIVE COMPENSATION                20
ITEM 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND
         MANAGEMENT                            20
ITEM 13. CERTAIN RELATIONSHIPS AND
         RELATED TRANSACTIONS                  20


                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT
         SCHEDULES AND REPORTS ON
         FORM 8-K                              20
    SCHEDULE V                                 34
    SCHEDULE VI                                37
    SCHEDULE VIII                              40
    SCHEDULE X                                 41

    SIGNATURES                                 42

    INDEPENDENT AUDITORS' REPORT               43
    FINANCIAL STATEMENTS                 44 to 66
    SELECTED FINANCIAL DATA                    67

                                    PART I
ITEM 1. BUSINESS.

General
- --------------------------------------------------------------------------------

     Duquesne Light Company (Duquesne) is a wholly owned subsidiary of DQE, an energy services holding company formed in 1989. Duquesne is engaged in the production, transmission, distribution and sale of electric energy. Duquesne was formed under the laws of Pennsylvania by the consolidation and merger in 1912 of three constituent companies.


Service Territory

     Duquesne provides electric service to customers in Allegheny County, including the City of Pittsburgh, and Beaver County. This represents a service territory of approximately 800 square miles. The population of the area served by Duquesne, based on 1990 census data, is approximately 1,510,000, of whom 370,000 reside in the City of Pittsburgh. In addition to serving approximately 579,000 customers within this service area, Duquesne also sells electricity to other utilities beyond its service territory.


Regulation

     Duquesne's utility operations are subject to regulation by the Pennsylvania Public Utility Commission (PUC). Duquesne is also subject to regulation by the Federal Energy Regulatory Commission (FERC) under the Federal Power Act in respect of rates for interstate sales, transmission of electric power, accounting and other matters. This regulation is designed to provide for the recovery of operating costs and investment and the opportunity to earn a fair return on funds invested in the utility business. The regulatory process imposes a time lag during which increases in operating expenses, capital costs or construction costs may not be recovered. Duquesne is also subject to regulation by the Nuclear Regulatory Commission (NRC) under the Atomic Energy Act of 1954, as amended, with respect to the operation of its jointly owned nuclear power plants, Beaver Valley Unit 1, Beaver Valley Unit 2 and Perry Unit 1.


Seasonality

     Sales of electricity to ultimate customers by Duquesne tend to increase during the warmer summer and cooler winter seasons because of greater customer use of electricity for cooling and heating.


                  [GRAPH FOR QTRLY KWH SALES APPEARS HERE]

Results of Operations
- --------------------------------------------------------------------------------


      [GRAPH FOR 1993 ENERGY SALES BY CLASS OF CUSTOMERS APPEARS HERE]


Power Sales

     In 1993, sales to Duquesne's 20 largest customers accounted for 14.5 percent of customer revenues. Sales to USX Corporation, Duquesne's largest customer, accounted for 3.7 percent of total 1993 customer revenues. Kilowatt-hour (KWH) sales to ultimate customers in 1993 increased 2.4 percent in comparison with KWH sales to ultimate customers in 1992. Above normal temperatures in the summers of 1993 and 1991 were responsible for increased KWH sales to residential and commercial customers in those years. Mild summer and winter temperatures had the opposite effect on residential and commercial sales in 1992.

     Power sales to other utilities in 1993, 1992 and 1991 were 2,820,920 KWH, 4,059,989 KWH and 2,978,662 KWH, respectively. Sales to other utilities in 1993 declined from the record level in 1992 because higher system demand and more planned and forced generating station outages in 1993 reduced Duquesne's generating capacity available for off-system sales. The increase from 1991 to 1992 in these short-term sales to other utilities resulted from greater availability of transmission and generating capacity, increased demand by other utilities for energy and Duquesne's marketing efforts. The profits from these sales were passed through the Energy Cost Rate Adjustment Clause (ECR) to benefit Duquesne's customers. See discussion on page 7.

     Customer operating revenues result from Duquesne's sales of electricity to ultimate customers and are based on rates authorized by the PUC. These rates are designed to recover Duquesne's operating expenses and investment in utility assets and to provide a return on the investment. Current and deferred customer revenues resulted from a $232 million rate increase granted in early 1988. The PUC required Duquesne to phase in this increase during a six-year period. The phase-in plan provided that, with no impact on total reported customer revenues, rates would increase by approximately $85 million in April of each year from 1988 through 1991, remain constant in 1992 and 1993, and decrease by approximately $85 million in April 1994. The phase-in plan also provided for recovery of deferred revenues and carrying costs on such deferred revenues. The rate increase has been recognized in operating revenues since March 1988. A regulatory asset has been established for that portion of revenues yet to be collected from customers, and carrying charges on this deferred asset have been recognized as a component of other income in the Statement of Consolidated Income. Duquesne expects the remaining deferred asset balance at December 31, 1993 of $28.6 million to be recovered by April 1994, the end of the phase-in period.

     Short-term sales to other utilities are made at market rates and are recorded in other operating revenues in the Statement of Consolidated Income. Revenues from sales to other utilities were $50.7 million, $72.4 million and $58.9 million in 1993, 1992 and 1991, respectively. Factors influencing record 1992 revenues correspond to those affecting KWH power sales to other utilities (above).

     Yearly fluctuations in fuel and purchased power expense result from changes in the cost of fuel, the mix between coal and nuclear generation, the total KWHs generated and the effects of deferred energy costs. In 1993, the impact of the ECR on deferred energy costs decreased fuel expense, in comparison to that for 1992. Also contributing to the 16.7 percent decline in fuel expense was a 6 percent decrease in generation that was primarily due to more scheduled and forced generating plant outages in 1993. Fuel expense for 1992 was greater than that for 1991 because of increased generation of electricity attributable to record sales to other utilities. The greater fuel expense in 1992, however, was partially offset by lower coal and nuclear fuel costs per KWH. In 1994, nuclear fuel costs per KWH generated are expected to continue to decline, and coal costs per KWH generated are expected to remain near the 1993 level.

     Other operating expenses were 6.5 percent higher in 1993 than in 1992. In 1993, Duquesne finalized plans to sublease the majority of its office space at corporate headquarters; relocation of its principal business offices is anticipated in 1994. A charge of approximately $13 million was recorded as an operating expense to reflect the shortfall in anticipated sublease revenues from the rental payments related to space leased through January 2003, the date the leasing arrangements expire. Included in 1991 operating expenses was an increase of $11.9 million in the allowance for uncollectible accounts receivable caused by the deterioration of Duquesne's past due customer accounts and increased collection costs.

     Maintenance expense incurred for scheduled refueling outages at Duquesne's nuclear units is deferred and amortized over the period between scheduled outages. During 1993, amortization of deferred nuclear refueling outage expense increased approximately $3.5 million over the 1992 level. Contributing further to the increase in maintenance expense in 1993 was Duquesne's change, as of January 1, 1993, in its method of accounting for maintenance costs during major fossil station outages. Prior to 1993, maintenance costs incurred for scheduled major outages at fossil stations were charged to expense as the costs were incurred. Under the new accounting policy, Duquesne accrues, over the period between outages, anticipated expenses for scheduled major fossil station outages. (Maintenance costs incurred for non-major scheduled outages and for forced outages continue to be charged to expense as the costs are incurred.) This new method was adopted to match more accurately the maintenance costs with the revenue produced during the periods between scheduled major fossil outages.

     Depreciation and amortization expense increased in 1993 by comparison with that for 1992 and 1991. The increase was primarily a result of an increase in depreciable property.

     Taxes other than income taxes decreased in 1993 primarily as a result of a favorable resolution of property tax assessments retroactive to 1987. Also in 1993, Duquesne recorded, on the basis of this revised assessment, the expected refunds of these overpayments in prior years. By comparison with those for 1991, taxes other than income taxes decreased in 1992 as the result of favorable resolution of capital stock tax, gross receipts tax and sales tax matters.

     Income taxes increased in 1993 as a result of an increase in taxable income and a 1 percent increase in the corporate federal income tax rate.

            [GRAPH OF NET CASH FLOW FROM OPERATIONS APPEARS HERE]


* Graph excludes working capital and other-net changes.

Other Income and Deductions

     Other income decreased in 1993, in comparison with that for 1992, as a result of a decrease of approximately $13 million in carrying charges on deferred revenues. During 1993, the deferred revenue balance upon which carrying charges are earned declined in comparison with that for 1992 and since April 1993, Duquesne has not recorded additional carrying charges on deferred revenues. (See the discussion of the phase-in plan under the section on Power Sales on page 2.)

     Income taxes related to other income decreased $15 million in 1993, in comparison with those for 1992, because of a favorable settlement (related to Duquesne's 1988 tax return and the consolidated 1989 tax return) with the United States Internal Revenue Service. The remaining decrease in 1993 was caused by lower non-operating income.

     Other income for 1992 increased, in comparison with that for 1991, primarily as the result of an increase of $3.5 million in interest income and a decrease of $3.7 million in fees related to Duquesne's sale of receivables. Other income for 1991 included a $5.3 million regulatory accounting reclassification that decreased other income, reduced depreciation expense and had no impact on net income.


Financial Condition
- --------------------------------------------------------------------------------

Financing

     Duquesne plans to meet its current obligations and debt maturities through 1998 with funds generated from operations and through new financings. At December 31, 1993, Duquesne was in compliance with all of its debt covenants.

     Duquesne continues to reduce capital costs by refinancing, repurchasing and retiring securities. Since the end of 1987, annual interest expense on long-term debt has been reduced by $55.3 million through the repurchase and refinancing of high cost debt. Preferred and preference dividend costs have been reduced $10.6 million through the repurchase or redemption of preferred and preference stock. During 1993, Duquesne issued $695 million of first collateral trust bonds with maturities ranging from the year 1996 through the year 2025 and with an average interest rate of 6.58 percent. The proceeds of these sales, together with other funds, were used to redeem $713.7 million of first mortgage bonds with an average interest rate of 8.16 percent.

     Specifically, on June 15, 1993, a shelf registration for the periodic sale of up to $300 million of First Collateral Trust Bonds became effective. Duquesne issued bonds totaling $200 million under this shelf registration and, in conjunction with the issuance of $495 million of First Collateral Trust Bonds under 1992 shelf registrations, redeemed the remaining balances of the following first mortgage bonds outstanding: $99.0 million of 9.00% First Mortgage Bonds, Series due February 1, 2017; $98.0 million of 9.50% First Mortgage Bonds, Series due December 1, 2016; $96.4 million of 8.375% First Mortgage Bonds, Series due April 1, 2007; $49.0 million of 9.50% First Mortgage Bonds, Series due March 1, 2005; $43.6 million of 8.625% First Mortgage Bonds, Series due April 1, 2004; $35.0 million of 7.75% First Mortgage Bonds, Series due July 1, 2003; $32.7 million of 7.25% First Mortgage Bonds, Series due January 1, 2003; $28.5 million of 7.50% First Mortgage Bonds, Series due June 1, 2002; $26.5 million of 7.50% First Mortgage Bonds, Series due December 1, 2001; $34.7 million of 7.875% First Mortgage Bonds, Series due March 1, 2001; $29.7 million of 8.75% First Mortgage Bonds, Series due March 1, 2000; $28.6 million of 7.75% First Mortgage Bonds, Series due July 1, 1999; $30.0 million of 7.00% First Mortgage Bonds, Series due January 1, 1999; $34.6 million of 6.375% First Mortgage Bonds, Series due February 1, 1998; $24.6 million of 5.25% First Mortgage Bonds, Series due February 1, 1997; and $22.8 million of 5.125% First Mortgage Bonds, Series due February 1, 1996.

     In June 1993, Duquesne participated in the issuance of $25 million of Beaver County Industrial Development Authority Pollution Control Revenue Bonds. In August 1993, Duquesne participated in the issuance of $20.5 million of Ohio Air Quality Development Authority Pollution Control Revenue Refunding Bonds to refund a like amount of pollution control obligations.

     On January 14, 1994, Duquesne redeemed all of its outstanding shares of $2.10 preference stock and $7.50 preference stock for approximately $38 million.


Short-Term Borrowings

     Duquesne has extendible revolving credit agreements with a group of banks totaling $225 million. The current expiration date of this credit arrangement is September 30, 1994. Interest rates can, in accordance with the option selected at the time of each borrowing, be based on prime, federal funds, Eurodollar or CD rates. Commitment fees are based on the unborrowed amount of the commitments.

     There were no short-term borrowings during 1992. During 1993 and 1991, the maximum short-term bank and commercial paper borrowings outstanding were $27 million and $66 million; the average daily short-term borrowings outstanding were $1.6 million and $11.0 million; and the weighted average daily interest rates applied to such borrowings were 3.42 percent and 6.36 percent, respectively. At December 31, 1993, short-term borrowings were $11.0 million. There were no short-term borrowing balances outstanding at December 31, 1992 or 1991.


Interest Charges

     Duquesne achieved reductions in interest charges in 1993 and 1992 through refinancing first mortgage bonds and through obtaining lower average short-term rates on certain tax exempt pollution control notes. Duquesne also retired $24.2 million of preferred and preference stock during 1992. Interest expense and dividends on preferred and preference stock declined to $121 million in 1993 from $135 million in 1992 and $145 million in 1991. Interest expense and dividends on preferred and preference stock are expected to decline in 1994 by approximately $9 million from the 1993 level.


       [GRAPH OF INTEREST EXPENSE OF PREF. & PREF. DIVS. APPEARS HERE]


Sale of Accounts Receivable

     In 1989, Duquesne and an unaffiliated corporation entered into an agreement that entitled Duquesne to sell and the corporation to purchase, on an ongoing basis, up to $100 million of accounts receivable. At December 31, 1993, Duquesne had sold $9 million of receivables. The accounts receivable sales agreement, which expires in June 1994, is one of many sources of funds available to Duquesne. Duquesne is currently evaluating whether to seek an extension or a replacement of the agreement.

Nuclear Fuel Leasing

     Duquesne finances its acquisitions of nuclear fuel through a leasing arrangement under which it may finance up to $75 million of nuclear fuel. As of December 31, 1993, the amount of nuclear fuel financed by Duquesne under this arrangement totaled approximately $65 million. Duquesne plans to continue leasing nuclear fuel to fulfill its requirements at least through 1995, the remaining term of the related leasing arrangement.


ESOP

     As discussed in Notes C and I to Duquesne's consolidated financial statements, effective January 1, 1992, Duquesne established an Employee Stock Ownership Plan (ESOP) through which it will match up to $.50 (depending on whether certain incentive targets are met) of every $1.00 an employee contributes to the 401(k) Retirement Savings Plan for Management Employees up to a maximum of six percent of their eligible salary. Duquesne's matching contributions are invested in Duquesne Preference Stock which can be exchanged for DQE Common Stock. Duquesne may purchase shares of DQE Common Stock from DQE or on the open market to satisfy the exchange feature of the Preference Stock.


Transmission Access
- --------------------------------------------------------------------------------

     During the fourth quarter of 1993, Duquesne recognized a charge to other income of approximately $15.2 million for its investment in the abandoned General Public Utilities (GPU) transmission line project. On December 8, 1993, the New Jersey Board of Regulatory Commissioners (BRC) denied a request by GPU's subsidiary Jersey Central Power and Light Company for approval of long-term power purchase* and operating agreements that were originally signed in 1990 by GPU and Duquesne and further amended in 1993. The BRC rejected an administrative law judge's recommended decision that the project be approved and, within hours of the BRC decision, GPU terminated its participation in the project. In view of GPU's decision, Duquesne also terminated its participation in the project and the Pennsylvania PUC transmission line siting proceeding.

     In March of 1994, Duquesne submitted, pursuant to the Federal Power Act, a "Good Faith" request for transmission service with the Allegheny Power System
(APS) and Pennsylvania-New Jersey-Maryland Interconnection Association (PJM). The request is based on 20-year firm service with flexible delivery points for 300 megawatts of transfer capability over the transmission network that extends from Western Pennsylvania to the East Coast. In this request Duquesne has identified a $50 million investment that would enhance and stabilize this transmission system. APS and PJM have sixty days from the receipt of this request to formally respond.

* For discussion of Duquesne's investment in the cold-reserved units, see Property Held for Future Use in Note J of Duquesne's consolidated financial statements.


Construction
- --------------------------------------------------------------------------------

     During 1993, Duquesne spent approximately $100 million for construction to improve and expand its production, transmission and distribution systems. Duquesne estimates that it will spend approximately $110 million for construction in 1994. Construction expenditures are estimated to be $70 million in 1995 and $80 million in 1996. These amounts exclude AFC, nuclear fuel and expenditures for possible early replacement of steam generators at the Beaver Valley Power Station. (See Note K to Duquesne's consolidated financial statements.) Duquesne currently has no plans for construction of new base load generating plants.

     Duquesne anticipates that funds for planned capital expenditures in the next several years will be provided primarily from cash becoming available from operations and, to a lesser degree, from additional financings. Interim financing has been and will continue to be provided through bank borrowings and sales of commercial paper. Substantially all funds needed for 1994 capital expenditures are expected to be generated internally.

     See "Nuclear Fuel" on page 10 for a discussion of Duquesne's commitments with respect to the cost of nuclear fuel as of December 31, 1993, and for each of the years 1994 through 1998.


Rate Matters
- --------------------------------------------------------------------------------

     Electric rates charged by Duquesne to its customers are regulated by the PUC. Electric rates charged to the Borough of Pitcairn and to other electric utilities are regulated by the FERC. These rates are designed to recover Duquesne's operating expenses, investment in utility assets, and a return on those investments. Sales to other utilities are made at market rates. See Note J to Duquesne's consolidated financial statements for additional discussion of rate-related matters.


1987 Rate Case

     In March 1988, the PUC adopted a rate order that increased Duquesne's annual revenues by $232 million phased-in from April 1988 through April 1994. Deficiencies which resulted from the phase-in plan in current revenues from customers have been included in the consolidated income statement as deferred revenues. Deferred revenues have been recorded on the balance sheet as a deferred asset for future recovery. As customers were billed for deficiencies related to prior periods, this deferred asset was reduced. As designed, the phase-in plan provided for carrying charges (at the after-tax AFC rate) on revenues deferred for future recovery. Duquesne has not recorded additional carrying charges on the deferred revenue balance since April 1993. Duquesne had recovered previously deferred revenues and carrying charges of $285.9 million as of December 31, 1993. Phase-in plan deferrals of $28.6 million remained unrecovered as of that date. Duquesne expects to recover this remaining unrecovered balance.

     At this time, Duquesne has no pending base rate case and no immediate plans to file a base rate case.


Energy Cost Rate Adjustment Clause (ECR)

     Duquesne defers fuel and other energy costs for recovery in subsequent years through the ECR. The deferrals reflect the difference between the amount that Duquesne is currently collecting from customers and its actual fuel costs. The PUC reviews Duquesne's fuel costs annually, for the fiscal year April through March, against the previously projected fuel costs and adjusts the ECR for over- or under-recoveries and for two PUC-established coal cost caps. The ECR is based on projected unit costs, is recalculated each year, and is subject to PUC review. The adjustment includes a credit to Duquesne's customers for profits from short-term power sales to other utilities, as well as an adjustment for any over- or under-collections from customers that may have occurred in prior years. The 1993 ECR reduced customer costs from 1992 levels and has continued to reduce revenues through the first quarter of 1994 by a greater amount than in the prior year. From April 1994 through March 1995, the ECR is expected to reduce revenues by a lesser amount than in the prior year. This ECR treatment is intended to have no impact on net income.


Deferred Rate Synchronization Costs

     In 1987, the PUC approved Duquesne's petition to defer initial operating and other costs of Perry Unit 1 and Beaver Valley Unit 2. Duquesne deferred the costs incurred from November 17, 1987, when the units went into commercial operation, until March 25, 1988 when a rate order was issued. In its order, the PUC postponed ruling on whether these costs would be recoverable from ratepayers. At December 31, 1993, these costs totaled $51.1 million, net of deferred fuel savings related to the two units. Duquesne is not earning a return on the deferred costs. Duquesne believes that these costs are recoverable. In 1990, another Pennsylvania utility was permitted recovery, with no return on the unamortized balance, of similar costs over a 10-year period.

Demand-Side Management

     In March of 1994, Duquesne filed with the PUC an updated Demand-Side Management Plan (DSM) designed to encourage customer energy conservation and load management. Duquesne's proposed DSM programs include compact fluorescent lighting, load management, cool storage systems, emergency generation networks and long-term interruptible rates. The Pennsylvania Industrial Energy Coalition filed an appeal in Commonwealth Court of Pennsylvania on December 31, 1993, requesting reversal of the PUC order of December 13, 1993 which originated electric utility DMS programs in Pennsylvania and allows utilities to recover prudently incurred DSM program costs through rates. Implementation of Duquesne's DSM plan awaits PUC approval and disposition of this appeal.


Joint Interests in Generating Units
- --------------------------------------------------------------------------------

     Duquesne has various contracts with The Potomac Edison Company, Monongahela Power Company, Ohio Edison Company, Pennsylvania Power Company, The Cleveland Electric Illuminating Company (CEI) and The Toledo Edison Company including provisions for coordinated maintenance responsibilities, limited and qualified mutual back-up in the event of outages and certain capacity and energy transactions.

     Duquesne has an interest in the following nuclear plants jointly with the following companies:

                                              Beaver Valley
                                           --------------------        Perry
                                           Unit 1        Unit 2 (1)    Unit 1
                                           ------        ------        ------
Duquesne                                  * 47.50%      * 13.74%        13.74%
Ohio Edison Company                         35.00%        41.88%        30.00%
Pennsylvania Power Company                  17.50%          -0-          5.24%
Cleveland Electric Illuminating Company       -0-         24.47%      * 31.11%
Toledo Edison Company                         -0-         19.91%        19.91%

*Denotes Operator

(1) In 1987, Duquesne sold its 13.74 percent interest in Beaver Valley Unit 2; the sale was exclusive of transmission and common facilities. The total sales price of $537.9 million was the appraised value of Duquesne's interest in the property. Duquesne subsequently leased back its interest in the unit for a term of 29.5 years. The lease provides for semiannual payments and is accounted for as an operating lease. Duquesne is responsible under the terms of the lease for all costs of its interest in the unit. See Note E to Duquesne's consolidated financial statements.

     Duquesne owns the following fossil plants jointly with the following companies:

                                                      Bruce Mansfield
                                   Sammis      ------------------------------     Eastlake   Ft. Martin
                                   Unit 7      Unit 1      Unit 2      Unit 3      Unit 5      Unit 1
                                   ------      ------      ------      ------     --------   ----------
Duquesne                            31.20%      29.30%       8.00%      13.74%      31.20%     50.00%
Ohio Edison Company               * 48.00%      60.00%      39.30%      35.60%        -0-        -0-
Pennsylvania Power Company          20.80%     * 4.20%     * 6.80%     * 6.28%        -0-        -0-
Cleveland Electric Illuminating
  Company                             -0-        6.50%      28.60%      24.47%     * 68.80%      -0-
Toledo Edison Company                 -0-         -0-       17.30%      19.91%        -0-        -0-
Potomac Edison Company                -0-         -0-         -0-         -0-         -0-      25.00%
Monongahela Power Company             -0-         -0-         -0-         -0-         -0-    * 25.00%

*Denotes Operator

     Under the agreements governing the operation of these jointly owned generating units, the day-to-day operating authority is assigned to a specific company. CEI has such authority for Perry Unit 1 and Eastlake Unit 5, Ohio Edison Company has authority for Sammis Unit 7, Pennsylvania Power Company has authority for Bruce Mansfield Units 1, 2 and 3 and Monongahela Power Company operates Ft. Martin Unit 1. Duquesne monitors activities in connection with all of these units. Duquesne has day-to-day operating authority for Beaver Valley Units 1 and 2. All the companies with a joint interest in these units are kept fully informed of developments at these generating units.


Employees
- --------------------------------------------------------------------------------

     At December 31, 1993, Duquesne had 4,042 employees, including 1,285 employees at the Duquesne-operated Beaver Valley Power Station. The International Brotherhood of Electrical Workers represents 2,481 of Duquesne's employees. The current contract runs through September 1994.


Electric Operations
- --------------------------------------------------------------------------------

     Approximately 78% of the electric energy generated by Duquesne's system during 1993 was produced by its coal-fired generating capacity and approximately 22% by its nuclear generating capacity. Duquesne normally experiences its peak loads in the summer. The customer system peak for 1993 of 2,499 megawatts occurred on August 31, 1993.

     Duquesne's fossil plants operated at 83% availability in 1993 and 80% in 1992. Duquesne's nuclear plants operated at 63% availability in 1993 compared to 90% in 1992. The timing of scheduled maintenance and refueling outages, as well as the duration of forced outages, affect availability of power plants.

     In 1986, the PUC approved Duquesne's request to remove the Phillips and most of the Brunot Island (BI) power stations from service and place them in cold reserve. At that time, Duquesne's net investment in the cold-reserved stations was $106 million. In connection with a proposed long-term power sale, Duquesne invested in the cold-reserved plants an additional $24 million in preservation, condition assessment and plant improvements. Duquesne's net investment in the plants at December 31, 1993 is approximately $130 million. For further discussion of Duquesne's investment in the cold-reserved units, see Property Held for Future Use in "Outlook" and Note J of Duquesne's consolidated financial statements.

     The North American Electric Reliability Council, of which Duquesne is a member, uses capacity margin to report generating capability as compared to demand. Capacity margin is expressed as capacity less demand divided by capacity. Although Duquesne also uses criteria other than capacity margin for determining the need for installation of additional generating capability, Duquesne's capacity margin in 1993 was 10.7% based on installed non-cold-reserved generating capacity and internal peak load, including 93 megawatts of interruptible load. Duquesne has ties with regional utilities which provide the capability to import in excess of 4,000 megawatts of capacity to supplement Duquesne's generation, as required. Peak generation on June 28, 1993 was 2,621 megawatts, which included 483 megawatts of off-system sales.

     Additional information relating to Duquesne's electric operations is set forth on page 42 of DQE's Annual Report to Shareholders for the year ended December 31, 1993. The information is incorporated here by reference.


Fossil Fuel
- --------------------------------------------------------------------------------

     Duquesne believes that sufficient coal for its coal-fired generating units will be available from various sources to satisfy its requirements for the foreseeable future. During 1993, approximately 2.4 million tons of coal were consumed at Duquesne's two wholly owned coal-fired stations - Cheswick and Elrama.

     Duquesne owns Warwick Mine, an underground mine located on the Monongahela River approximately 83 river miles from Pittsburgh. Warwick Mine has been excluded from rate base since 1981. Duquesne temporarily idled the mine in June 1988 due to excess coal inventories. In 1990, Duquesne restarted the mine by an agreement under which an unaffiliated company operates the mine until March 2000 and sells the coal produced. Production began in late 1990. The mine reached a full production rate in early 1991. Warwick Mine coal reserves include both high and low sulfur coal; the sulfur content averages in the mid-range at 1.7 percent -
1.9 percent. More than 90 percent of the coal mined at Warwick Mine currently is used by Duquesne, although Duquesne is not precluded from selling this coal on the open market. Duquesne receives a royalty on sales of coal to the open market. The Warwick Mine currently supplies less than one-fifth of the coal used in the production of electricity at the plants owned or jointly owned by Duquesne. Duquesne estimates that, at December 31, 1993, its economically recoverable coal reserves at Warwick Mine were 11.5 million tons. Costs at Warwick Mine and Duquesne's investment in the mine are expected to be recovered through the cost of coal in the ECR. Recovery is subject to the system-wide coal cost standard. Duquesne also has an opportunity to earn a return on its investment in the mine through the cost of coal during the period of the system-wide coal cost standard, including extensions. At December 31, 1993, Duquesne's net investment in the mine was $24.5 million. The estimated current liability, including final site reclamation, mine water treatment and certain labor liabilities for mine closing is $33.0 million and Duquesne has collected approximately $8.9 million toward these costs. For further discussion of Duquesne's investment in Warwick Mine costs, see Note J of Duquesne's consolidated financial statements.

     During 1993, 65% of Duquesne's coal supplies were provided by contracts, with the remainder satisfied through purchases on the spot market. Duquesne had four long-term contracts in effect at December 31, 1993, which, in combination with spot market purchases, are expected to furnish an adequate future coal supply. Duquesne does not anticipate any difficulty in replacing or renewing these contracts as they expire in future years ranging from 1995 through 2002. At December 31, 1993, Duquesne's wholly owned and jointly owned generating units had on hand an average coal supply of 45 days.

     The PUC has established two market price coal cost standards. One applies only to coal delivered at the Mansfield plant. The other, the system-wide coal cost standard, applies to coal delivered to the remainder of Duquesne's system. Both standards are updated monthly to reflect prevailing market prices of similar coalduring the month. The PUC has directed Duquesne to defer recovery of the delivered cost of coal over generally prevailing market prices for similar coal. Through the ECR, however, the PUC does allow deferred amounts to be recovered from customers when the delivered costs of coal fall below prevailing market prices. The unrecovered cost of Mansfield coal was $7.4 million and the unrecovered cost of the remainder of the system-wide coal was $8.8 million at December 31, 1993. Duquesne estimates that all deferred coal costs will be recovered. Duquesne's average cost per ton of coal consumed during the past three years at generating units which it operates or in which it has an ownership interest was as follows: 1993-$40.08; 1992-$40.44; and 1991-$42.49.
See Note J to Duquesne's consolidated financial statements for a discussion of the coal cost standards. The cost of coal, which falls within the market price limitations discussed in Note J of Duquesne's consolidated financial statements, is recovered from Duquesne's customers through the ECR discussed previously in "Rate Matters" on page 7.


Nuclear Fuel
- --------------------------------------------------------------------------------

     The cycle of production and utilization of nuclear fuel consists of (1) mining and milling of uranium ore and processing the ore into uranium concentrates, (2) conversion of uranium concentrates to uranium hexafluoride,
(3) enrichment of the uranium hexafluoride, (4) fabrication of fuel assemblies,
(5) utilization of the nuclear fuel in the generating station reactor and (6) storing and reprocessing or disposal of spent fuel.

     Adequate supplies of uranium and conversion services are under contract for Duquesne's requirements for its jointly owned nuclear units through 1997. Enrichment services are supplied under a 1984 United States Enrichment Corporation Utility Services Contract entered into for a period of 30 years by the companies for their joint interests in Perry Unit 1 and Beaver Valley Units 1 and 2. Under the terms of this contract Duquesne is committed to 100% of its enrichment needs through 1998. Fuel fabrication contracts are in place to supply reload requirements for the next three cycles for Beaver Valley Unit 1, the next three cycles for Beaver Valley Unit 2 and the next twenty-one cycles of Perry Unit 1. Duquesne will be required to make arrangements for uranium supply and related services as existing commitments expire.

     For joint interests in generating units (See page 8.), each company is responsible for financing its proportionate share of the costs of nuclear fuel for each nuclear unit in which it has an ownership interest. Duquesne has entered into a lease arrangement for the acquisition of nuclear fuel pursuant to which

Duquesne is permitted to finance up to $75 million. As of December 31, 1993, the cost of Duquesne's nuclear fuel financed was $65 million. Duquesne's nuclear fuel costs, which are amortized to reflect fuel consumed, are charged to fuel expense and are recovered through rates. Duquesne estimates that, over the next three years, the amortization of nuclear fuel consumed will exceed the expenditures for new fuel by approximately $18 million. The actual nuclear fuel costs to be financed and amortized during the period 1994 through 1996 will be influenced by such factors as changes in interest rates, lengths of the respective fuel cycles and changes in nuclear material cost and services, the prices and availability of which are not known at this time. Such costs may also be influenced by other events not presently foreseen.

     Duquesne's nuclear fuel costs related to Beaver Valley Unit 1, Beaver Valley Unit 2 and Perry Unit 1 under the lease arrangement are charged to fuel expense based on the quantity of energy generated. Nuclear fuel costs for these units averaged .918 cents per KWH in 1993, inclusive of charges associated with spent fuel. Duquesne is recovering from its customers the costs associated with the ultimate disposal of spent fuel. All three units presently operate on an 18-month refueling cycle with the scheduled refueling dates established as follows: Beaver Valley Unit 1, October 1994; Beaver Valley Unit 2, March 1995 and Perry Unit 1, February 1994.


Nuclear Decommissioning
- --------------------------------------------------------------------------------

     The PUC ruled that recovery of the decommissioning costs for Beaver Valley Unit 1 could begin December 24, 1977 and that recovery for Beaver Valley Unit 2 and Perry Unit 1 could begin March 25, 1988. Duquesne expects to decommission each nuclear plant at the end of its life, a date that currently coincides with the expiration of each plant's operating license. (See Note L to Duquesne's consolidated financial statements.) The total estimated decommissioning costs, including removal and decontamination costs, being recovered in rates are $70 million for Beaver Valley Unit 1, $20 million for Beaver Valley Unit 2, and $38 million for Perry Unit 1. These amounts were based upon the most recent studies available at the time of Duquesne's last rate case.

     Since the time of Duquesne's last rate case, site specific studies have been performed to update the estimated decommissioning costs, in current dollars, for each of its nuclear generating units. In 1992, Duquesne's share of the estimated decommissioning costs for Beaver Valley Unit 2 was revised to $35 million. Duquesne's share of decommissioning costs, which is based on preliminary site specific studies to be finalized early in 1994, is estimated to increase to $134 million for Beaver Valley Unit 1 and to $71 million for Perry. (See Note L to Duquesne's consolidated financial statements for additional NRC licensing information.)

     During 1994, it is Duquesne's intention to increase the annual contribution to its decommissioning trusts by $2 million to bring the total annual funding to approximately $4 million per year. Duquesne plans to continue making periodic reevaluations of estimated decommissioning costs, to provide additional funding from time to time, and to seek regulatory approval for recognition of these increased funding levels.

     Duquesne records decommissioning costs under the category of depreciation expense and accrues a liability, equal to that amount, for nuclear decommissioning expense. Such nuclear decommissioning funds are deposited in external, segregated trust accounts. Trust fund earnings increase the fund balance and the recorded liability. The aggregate trust fund balances at the end of 1993 totaled $18.1 million. On the Company's consolidated balance sheet, the decommissioning trusts have been reflected in other property and investments, and the related liability has been recorded as other deferred credits.


Environmental Matters
- --------------------------------------------------------------------------------

     The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund) and the Superfund Amendments and Reauthorization Act of 1986 established a variety of informational and environmental action programs. The Environmental Protection Agency (EPA) has informed Duquesne of its involvement or potential involvement in three hazardous waste sites. If Duquesne is ultimately determined to be a responsible party with respect to these sites, it could be liable for all or a portion of the cleanup costs. However, in each case, other solvent, potentially responsible parties that may bear all or part of any liability are also involved. In addition, Duquesne believes that available defenses, along with other factors (including overall limited involvement and low estimated remediation costs for one site) will limit any potential liability that Duquesne may have for cleanup costs. Duquesne believes that it is adequately reserved for all known liabilities and costs and, accordingly, that these matters will not have a materially adverse effect on its financial position or results of operations.

     In 1990, Congress approved amendments to the Clean Air Act. Among other innovations, this legislation established the Emission Allowance Trading System. An "emission allowance" permits fuel emission of one ton of sulphur dioxide (SO\\2\\) for one year. These allowances are issued by the EPA to fossil-fired stations with generating capability of more than 25 megawatts that were in existence as of the passage of the 1990 amendments. Allowances are part of a market-based approach to SO\\2\\ reduction. Emission allowances can also be obtained through purchases on the open market or directly from other sources. Excess allowances may be banked for future use or sold on the open market to other parties for their use in offsetting emissions.

     The legislation requires significant reductions of SO\\2\\ and oxides of nitrogen (NO\\X\\) by 1995 and additional reductions by the year 2000. Duquesne continues to work with the operators of its jointly owned stations to implement cost-effective compliance strategies to meet these requirements. Duquesne's plans for meeting the 1995 SO\\2\\ compliance requirements include increasing the use of scrubbed capacity, switching to fuel with a lower sulfur content and purchasing emission allowances. NO\\X\\ reductions under Title IV are required by 1995 at only the Cheswick station; work to achieve the reductions was completed in 1993. The ozone attainment provisions of Title I of the Clean Air Act Amendments will require NO\\X\\ reductions by 1995 at Duquesne's Elrama plant and at the jointly owned Mansfield plant. Duquesne plans to achieve such reductions with low NO\\X\\ burner technology. Duquesne has currently 1,187 megawatts of scrubbed capacity, including 300 megawatts at the currently cold-reserved Phillips plant, as well as 570 megawatts of capacity that meets the 1995 standards of the Clean Air Act amendments through the use of low sulfur coal. The estimated capital costs to achieve 1995 compliance standards are approximately $30 million, of which approximately $15 million has already been spent. Through the year 2000, Duquesne is planning a combination of compliance methods that include fuel switching; increased use of, and improvements in, scrubbed capacity; flue gas conditioning; low NO\\X\\ burner technology; and the purchase of emission allowances. Duquesne currently estimates that additional capital costs to comply with environmental requirements from 1995 through the year 2000 will be approximately $20 million. This estimate is subject to the finalization of federal and state regulations.

     Duquesne is closely monitoring other potential air quality programs and air emission control requirements that could be imposed in the future. These areas include additional NO\\X\\ control requirements that could be imposed on fossil fuel plants by the Ozone Transport Commission, more stringent ambient air quality and emission standards for SO\\2\\ and particulates, or carbon dioxide (CO\\2\\) control measures. As these potential programs are in various stages of discussion and consideration, it is impossible to make reasonable estimates of the potential costs and impacts of these programs at this time.

     In July 1992, the Pennsylvania Department of Environmental Resources (DER) issued Residual Waste Management Regulations governing the generation and management of non-hazardous waste. Duquesne is currently conducting tests and developing compliance strategies. Capital compliance costs are estimated, on the basis of information currently available, at $10 million through 1995. The expected additional capital cost of compliance from 1995 through 2000 is approximately $25 million; this estimate is subject to the results of ground water assessments and DER final approval of compliance plans.

     Duquesne operates the scrubbed Elrama plant and converts the scrubber slurry to a fixated pozolonic material. This material is placed at an off-site disposal area having approximately six years of remaining capacity. Additionally, Duquesne owns 17 percent of the scrubbed Mansfield plant, which is operated by Pennsylvania Power. This plant pumps a similar slurry to an off-site impoundment where the slurry is treated by using a Calcilox fixation process. The site has at least 14 years of remaining capacity. Both plants have limited temporary on-site storage for flue gas desulfurization material and no permanent on-site disposal capacity. While there is no imminent shortage of disposal capacity, Duquesne continues to monitor this situation and to plan for future disposal. The siting of future disposal facilities will be facilitated by the 1993 EPA determination that coal combustion waste products are not hazardous waste and are therefore exempt from the Hazardous Waste Regulations. The second phase of EPA's determination will consider the co-management of coal combustion wastes with other low volume fossil fuel combustion waste streams.

     Under the Nuclear Waste Policy Act of 1982, which establishes a policy for handling and disposing of spent nuclear fuel and requires the establishment of a final repository to accept spent fuel, contracts for jointly owned nuclear plants have been entered into with the Department of Energy (DOE) for permanent disposal of spent nuclear fuel and high-level radioactive waste. The DOE has indicated that the repository will not be available for acceptance of spent fuel before 2010. Existing on-site spent fuel storage capacities at Beaver Valley 1, Beaver Valley 2 and Perry Unit 1 are expected to be sufficient until 1996, 2010, and 2009, respectively. Duquesne is currently increasing the storage capacity at Beaver Valley 1 by equipping the spent fuel pool with high density fuel storage racks. Duquesne anticipates that such action will increase the spent fuel storage capacity at Beaver Valley 1 to provide for sufficient storage through 2014.

     In October 1992, the President signed into law the National Energy Policy Act of 1992 (energy act). The energy act addresses a wide range of energy issues, including several matters affecting bulk power competition in the electric utility industry. See discussion in "Outlook" below. The energy act requires utilities (including Duquesne) that have purchased uranium enrichment services from the DOE to collectively contribute as much as $150 million annually (adjusted for inflation) up to a total of $2.25 billion for decommissioning and decontamination of DOE enrichment facilities. Assessments are based on the amount of uranium a utility had processed for enrichment prior to enactment of the energy act and are to be paid by such utilities over a 15-year period. The energy act states that the assessments shall be deemed a necessary and reasonable current cost of fuel and shall be fully recoverable in rates in all jurisdictions in the same manner as the utility's other fuel costs. Duquesne believes these assessments will be fully recoverable through rates. Duquesne's total estimated liability for contributions is $12.5 million.

     The Low-Level Waste Policy Act of 1980 (LLWPA) mandated that the responsibility for the disposal of low-level radioactive waste rests with the individual states. Most states, including Pennsylvania and Ohio, have formed regional compacts to comply with the LLWPA by providing permanent disposal sites for radioactive waste generated within each compact. However, plans for these disposal sites have not progressed as anticipated in the LLWPA and it is not certain when the regional sites will be available for disposal of waste. Radioactive waste from Duquesne's jointly owned nuclear plants is currently shipped to a disposal facility in South Carolina. This facility has announced that it will not accept any additional waste from outside the Southeast Compact after June 30, 1994. The co-owners have constructed on-site waste storage facilities at the Beaver Valley Power Station and the Perry Power Plant for interim storage of the plants' low-level radioactive waste. The Beaver Valley on-site facility is expected to be sufficient to meet site storage requirements until regional disposal facilities become available. The Perry on-site facility is expected to be sufficient to meet site storage requirements for a period of five years.

     The Company believes that it is adequately reserved for all known environmental liabilities and costs. Accordingly, the Company believes that the ultimate outcome of these environmental matters will not have a material adverse effect on its financial position or the results of its operations.


Outlook
- --------------------------------------------------------------------------------

Competition

     Regulatory developments in the industry are placing increasing competitive pressures on electric public utilities. Duquesne, like the industry in general, is continuing to assess the impact of these competitive forces on its future operations.

     The National Energy Policy Act of 1992 (energy act) was designed, among other things, to foster competition. Among other provisions, the energy act amends the Public Utility Holding Company Act of 1935 (1935 act) and the Federal Power Act. Amendments to the 1935 act create a new class of independent power producers known as Exempt Wholesale Generators (EWGs), which are exempt from the corporate structure regulations of the 1935 act. EWGs, which may include independent power producers as well as affiliates of electric utilities, do not require Securities and Exchange Commission approval or regulation. At the current time, Duquesne has not made, and has no plans to make, any investment in EWGs.

     Amendments to the Federal Power Act create the potential for utilities and other power producers to gain increased access to transmission systems of other utilities to facilitate sales to other utilities. The amendments would permit the FERC to order utilities to transmit power over their lines for use by other suppliers and to enlarge or construct additional transmission capacity to provide these services. The FERC may not, however, issue any order that would unreasonably impair the continuing reliability of affected electric systems.

     Finally, the legislation allows brokers and marketers, without owning or operating any generation or transmission facilities, to enter into the business of buying and selling electric capacity and energy.

     The energy efficiency title of the energy act requires states to consider adopting integrated resource planning, which allows utility investments in conservation and other demand-side management techniques to be at least as profitable as supply investments. The energy act also establishes new efficiency standards in industrial and commercial equipment and lighting and requires states to establish commercial and residential building codes with energy efficiency standards. Additionally, the energy act requires utilities to consider energy efficiency programs in their integrated resource planning. The effects on Duquesne of these standards and requirements cannot be determined at this time.

     The energy act encourages increased use of alternative transportation fuels by federal, state, city and power provider fleets. The energy act also provides funding for development of electric vehicles and associated infrastructures. The effects on Duquesne cannot be determined at this time.

     The nuclear-related provisions of the energy act generally encourage further development of the nuclear power industry through a variety of measures, including the consolidation of construction and operating license steps into one proceeding. The impact of these provisions on Duquesne is not expected to be material.

     These new regulations also permit industrial and large commercial customers to own and operate facilities to generate their own electric energy requirements and, if such facilities are qualifying facilities, to require the displaced electric utility to purchase the output of such facilities. Customers may also have the option of substituting fuels, such as the use of natural gas, oil or wood for heating and/or cooling purposes rather than electric energy or of relocating their facilities to a lower cost environment.

     In addition, increased competition may also result from the 1990 Amendments to the Clean Air Act. Such amendments exempt from SO2 and NOX control requirements existing units with less than 25 megawatts of generating capacity and new or existing co-generation units supplying less than one-third of their electric output and less than 25 megawatts for commercial sale.


Property Held for Future Use

     In 1986, the PUC approved Duquesne's request to remove the Phillips and most of the Brunot Island power stations from service and place them in cold reserve. Duquesne's capitalized costs and net investment in the plants at December 31, 1993 totaled $130 million. (See Note L to Duquesne's consolidated financial statements.)

     Duquesne expects to recover its net investment in these plants through future sales. Phillips and BI represent licensed, certified, clean sources of electricity that will be necessary to meet expanding opportunities in the power markets. Duquesne believes that anticipated growth in peak load demand for electricity within its service territory will require additional peaking generation. Duquesne looks to BI to meet this need. The Phillips Power Plant is an important component in meeting market opportunities to supply long-term bulk power. Recent legislation may permit wider transmission access to these long-term bulk power markets. In summary, Duquesne believes its investment in these cold-reserved plants will be necessary in order to meet future business needs. If business opportunities do not develop as expected, Duquesne will consider the sale of these assets. In the event that market demand, transmission access or rate recovery do not support the utilization or sale of the plants, Duquesne may have to write off part or all of their costs.

Retirement Plan Measurement Assumptions

     Duquesne reduced the discount rate used to determine the projected benefit obligation on Duquesne's retirement plans at December 31, 1993 to 7 percent. The assumed change in future compensation levels was also decreased by 0.5 percent to reflect current market and economic conditions.

     The effect of these changes on Duquesne's retirement plan obligations is reflected in the amounts shown in Note I to Duquesne's consolidated financial statements. The resulting increase in related expenses for subsequent years is not expected to be material.


Other

     Duquesne's utility operations are subject to regulation by the PUC and the FERC. This regulation is designed to provide for the recovery of operating costs and investment and the opportunity to earn a fair return on funds invested in the utility business. The regulatory process imposes a time lag during which increases in operating expenses, capital costs or construction costs may not be recovered.

                          ---------------------------

     Information relating to the business of Duquesne and additional information relating to Duquesne is set forth on pages 9 to 44 of DQE's Annual Report to Shareholders for the year ended December 31, 1993. The information is incorporated here by reference.


Executive Officers of the Registrant
- --------------------------------------------------------------------------------

     Set forth below are the names, ages as of March 1, 1994, positions and brief accounts of the business experience during the past five years of the executive officers of Duquesne.

         Name                Age                            Office
- ----------------------       ---       -------------------------------------------------
Wesley W. von Schack          49       Chairman of the Board since September 1987 and
                                       President and Chief Executive Officer since
                                       January 1986.
David D. Marshall (a)         41       Executive Vice President since February 1992.
Gary L. Schwass (b)           48       Chief Financial Officer since July 1989 and Vice
                                       President - Finance since May 1988.
Roger D. Beck                 57       Vice President - Marketing and Customer Services
                                       since August 1986.
Gary R. Brandenberger         56       Vice President - Power Supply since August 1986.
William J. DeLeo (c)          43       Vice President - Corporate Performance and
                                       Information Services since January 1991.
Dianna L. Green (d)           47       Vice President - Administrative Services since
                                       August 1988.
John D. Sieber (e)            54       Vice President - Nuclear since March 1988.
James D. Mitchell (f)         42       Treasurer since July 1989.
Raymond H. Panza (g)          43       Controller and Principal Accounting Officer since
                                       July 1990.

(a) Mr. Marshall was Assistant to the President from October 1990 to January 1992 and Vice President - Corporate Development from August 1987 to January 1992.

(b) Mr. Schwass was Vice President and Treasurer from September 1987 to April 1988.

(c) Mr. DeLeo was Vice President - Corporate Planning and Management Information Services from April 1989 to December 1990. He also served as General Manager, Planning, Budgeting and Business Development from November 1987 to March 1989.

(d) Ms. Green was General Manager, Human Resources Unit from May 1988 to August 1988. She served Xerox Corporation as Vice President - Personnel of the Information Products Division from May 1985 to April 1988.

(e) Mr. Sieber was Vice President - Nuclear Operations from August 1986 to March 1988.

(f) Mr. Mitchell was Assistant Treasurer from October 1988 to June 1989. He served US West Information Systems, Inc. as Executive Director from August 1985 to September 1988.

(g) Mr. Panza served as Assistant Controller of Squibb Corporation from May 1989 to July 1990. He served RKO General, a GenCorp company, from May 1985 to May 1989 in various positions including Vice President - Controller and Assistant Controller.

ITEM 2. PROPERTIES.

     Duquesne's properties consist of electric generating stations, transmission and distribution facilities and supplemental properties and appurtenances, comprising as a whole an integrated electric utility system, located substantially in Allegheny and Beaver counties in southwestern Pennsylvania.

     Duquesne owns all or a portion of the following generating units except Beaver Valley 2, which is leased.

                                           Duquesne's
                                          Share of Net
                                          Demonstrated        Net Plant Output
                                           Capability            Year Ended
                                        December 31, 1993     December 31, 1993
   Name and Location           Type        (Megawatts)        (Megawatt-hours)
   -----------------           ----     ------------------    -----------------
Cheswick                       Coal            570                3,238,308
    Springdale, Pa.
Fort Martin No. 1 (1)          Coal            276                1,834,484
    Maidsville, W.Va.
Elrama                         Coal            487                2,531,720
    Elrama, Pa.
Sammis No. 7 (1)               Coal            187                1,175,234
    Stratton, Ohio
Eastlake No. 5 (1)             Coal            186                1,043,863
    Eastlake, Ohio
Beaver Valley No. 1 (1)     Nuclear            385                2,077,722
    Shippingport, Pa.
Beaver Valley No. 2 (1)     Nuclear            113                  730,789
    Shippingport, Pa.
Perry No. 1 (1)             Nuclear            164                  547,375
    North Perry, Ohio
Bruce Mansfield No. 1 (1)      Coal            228                1,075,002
    Shippingport, Pa.
Bruce Mansfield No. 2 (1)      Coal             62                  230,670
    Shippingport, Pa.
Bruce Mansfield No. 3 (1)      Coal            110                  465,116
    Shippingport, Pa.
Brunot Island                   Oil             66                   (5,812)
    Brunot Island, Pa.                       -----               ----------
Total                                        2,834               14,944,471
                                                                 ==========
Cold-reserved units:
  Brunot Island                 Oil            240
  Phillips                     Coal            300
                                             -----
    Total                                    3,374
                                             =====

(1) Amounts represent Duquesne's share of the unit which is owned by Duquesne in common with one or more other electric utilities (or, in the case of Beaver Valley Unit 2, leased by Duquesne).

     Duquesne owns 24 transmission substations (including interests in common in the step-up transformers at Fort Martin No. 1; Sammis No. 7; Eastlake No. 5; Bruce Mansfield No. 1; Beaver Valley Unit 1; Beaver Valley Unit 2; Perry Unit 1; Bruce Mansfield No. 2; and Bruce Mansfield No. 3) and 563 distribution substations. Duquesne has 714 circuit-miles of transmission lines, comprised of 345,000, 138,000 and 69,000 volt lines. Street lighting and distribution circuits of 23,000 volts and less include approximately 50,000 miles of lines and cable.

     Duquesne owns the Warwick Mine, including 4,849 acres owned in fee of unmined coal lands and mining rights, located on the Monongahela River in Greene County, Pennsylvania, approximately 83 river miles from Pittsburgh. See Item 1. "Fossil Fuel" on page 10.

     Substantially all of Duquesne's properties are subject to a first mortgage lien of the Trust Indenture dated as of August 1, 1947 securing Duquesne's first mortgage bonds. In May 1992, Duquesne began issuing secured debt under a new First Collateral Trust Indenture. This new indenture will ultimately replace Duquesne's First Mortgage Bond Indenture.


ITEM 3. LEGAL PROCEEDINGS.

Westinghouse Lawsuit
- --------------------------------------------------------------------------------

     Beaver Valley Units 1 and 2 are jointly owned/leased generating units (See
Item 1. Business.). In 1991, the co-owners of Beaver Valley Units 1 and 2 filed suit against Westinghouse Electric Corporation (Westinghouse) in the United States District Court for the Western District of Pennsylvania. The suit alleges that six steam generators supplied by Westinghouse for the two units contain serious defects -- in particular defects causing tube corrosion and cracking. Duquesne is seeking monetary and corrective relief. Steam generator maintenance costs have increased as a result of these defects and are likely to continue increasing. The condition of the steam generators is being monitored closely. If the corrosion and cracking continue, replacement of the steam generators could be required prior to the ends of their 40-year design lives. Duquesne is continuing to conduct a corrective maintenance program and to explore longer term options, including replacement of the steam generators. While Duquesne has no current plans to replace the steam generators and has not yet completed a detailed, site-specific study, replacement cost per unit is estimated to be between $100 million and $150 million. (Other utilities with similar units have replaced steam generators at costs in this range.) Duquesne cannot predict the outcome of this matter; however, Duquesne does not believe that resolution will have a materially adverse effect on Duquesne's financial position or results of operations. Duquesne's percentage interests (ownership and leasehold) in Beaver Valley Unit 1 and in Beaver Valley Unit 2 are 47.5 percent and 13.74 percent, respectively. The remainder of Beaver Valley Unit 1 is owned by Ohio Edison Company and by Pennsylvania Power Company. The remaining interest in Beaver Valley Unit 2 is held by Ohio Edison Company, The Cleveland Electric Illuminating Company and The Toledo Edison Company. Duquesne operates both units on behalf of the joint owners.


General Electric Settlement
- --------------------------------------------------------------------------------

     In January 1994, Duquesne Light Company, The Cleveland Electric Illuminating Company, Ohio Edison Company, Pennsylvania Power Company and The Toledo Edison Company reached a settlement in connection with a 1991 lawsuit filed in the United States District Court in Cleveland against General Electric Company (GE) regarding the Perry Plant. These co-owners jointly constructed Perry Unit 1, a nuclear power plant on the southern shore of Lake Erie in Ohio for which GE supplied the nuclear steam supply systems and other goods and services. The out-of-court settlement disposed of a complaint filed by the co-owners of Perry Unit 1 which included claims of breach of contract, warranty, and duties of good faith and fair dealing, as well as constructive fraud, negligence, misrepresentation and various RICO violations in connection with delays and cost increases relating to the construction of Perry Unit 1. The settlement provides for cash payments to the Perry owners and discounts on their future purchases from GE. This settlement will not materially affect Duquesne's results of operations in future years.


Rate-Related and Environmental Litigation
- --------------------------------------------------------------------------------

     Proceedings involving Duquesne's rates are reported in Item 1. "Rate Matters". Proceedings involving environmental matters are reported in Item 1. "Environmental Matters".

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.


                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     Effective July 7, 1989, Duquesne Light Company became a wholly owned subsidiary of DQE, the holding company formed as part of a shareholder-approved restructuring. As a result of the restructuring, DQE common stock replaced all outstanding shares of Duquesne Light Company common stock, except for ten shares which DQE holds. As such, this item is not applicable to Duquesne Light Company because all its common equity is held solely by DQE. During 1993, Duquesne declared quarterly dividends on its common stock totaling $144 million for the year.


ITEM 6. SELECTED FINANCIAL DATA.

     Selected financial data for Duquesne Light Company for each year of the six-year period ended December 31, 1993 are set forth on page 67. The financial data is incorporated here by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Management's discussion and analysis of financial condition and results of operations are set forth in Item 1. BUSINESS and on pages 10 through 17 of the DQE Annual Report to Shareholders for the year ended December 31, 1993. The discussion and analysis are incorporated here by reference.


ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Balance Sheet of Duquesne Light Company and its Subsidiary as of December 31, 1993 and 1992, and the related Statements of Consolidated Income, Retained Earnings and Cash Flows for each of the three years in the period ended December 31, 1993 together with the Independent Auditors' Report dated January 25, 1994 are set forth here on pages 43 to 66. The financial statements and report are incorporated here by reference. Quarterly financial information is included on page 66 in Note M to Duquesne's consolidated financial statements and is incorporated here by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information relating to the Directors of Duquesne Light Company is set forth under the captions "Proposal No. 1 - Election of Directors", "Nominees for Director" and "Standing Directors" in the DQE definitive Proxy Statement, filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders to be held on April 20, 1994. The Proxy Statement is incorporated here by reference. All Directors of DQE are also Directors of Duquesne Light Company. Information relating to the executive officers of the Registrant is set forth in Part I of this Report under the caption "Executive Officers of the Registrant".

ITEM 11. EXECUTIVE COMPENSATION.

     The information relating to executive compensation is set forth in Exhibit 28.1, filed as part of this Report. The information is incorporated here by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     DQE is the beneficial owner and holder of all shares of outstanding Common Stock, $1 par value, of Duquesne Light, consisting of 10 shares as of February 23, 1994. Information relating to the ownership of equity securities of DQE and Duquesne Light by directors and executive officers of Duquesne Light is set forth in Exhibit 28.1, filed as part of this Report. The information is incorporated here by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.


                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1) The following financial statements are included on pages 43 to 66.

            Independent Auditors' Report.

            Statement of Consolidated Income for the Three Years Ended December 31, 1993.

            Consolidated Balance Sheet, December 31, 1993 and 1992.

            Statement of Consolidated Cash Flows for the Three Years Ended December 31, 1993.

            Statement of Consolidated Retained Earnings for the Three Years Ended December 31, 1993.

            Notes to Consolidated Financial Statements.

     (a)(2) The following financial statement schedules and the related Independent Auditors' Report (See page 43.) are filed here as a part of this
Report:

     Schedules for the Three Years Ended December 31, 1993:

        V - Property, Plant and Equipment.

       VI - Accumulated Depreciation, Depletion and Amortization of Property,
            Plant and Equipment.

     VIII - Valuation and Qualifying Accounts.

        X - Supplementary Income Statement Information.

     The remaining schedules are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the financial statements or notes to the financial statements.

     (a)(3) Exhibits relating to Duquesne Light Company filed as a part of this Report are set forth in the Duquesne Light Company Exhibit List on pages 22 to 33, incorporated here by reference. Documents other than those designated as being filed here are incorporated here by reference. Documents incorporated by reference to a DQE Annual Report on Form 10-K, a Quarterly Report on Form 10-Q or a Current Report on Form 8-K are at Securities and Exchange Commission File No. 1-956.

     (b) On December 8, 1993 a Form 8-K was filed with respect to Duquesne Light Company regarding a long-term power sales contract with General Public Utilities.

     (c) Executive Compensation Plans and Arrangements

    Deferred Compensation Plan for the Directors       Exhibit 10.1 to the Form 10-K
    of Duquesne Light Company, as amended to date.     Annual Report of DQE for the
                                                       year ended December 31, 1992.

    Incentive Compensation Program for Certain         Exhibit 10.2 to the Form 10-K
    Executive Officers of Duquesne Light Company,      Annual Report of DQE for the
    as amended to date.                                year ended December 31, 1992.

    Description of Duquesne Light Company Pension      Exhibit 10.3 to the Form 10-K
    Service Supplement Program.                        Annual Report of DQE for the
                                                       year ended December 31, 1992.

    Duquesne Light Company Outside Directors'          Exhibit 10.59 to the Form 10-K
    Retirement Plan, as amended to date.               Annual Report of Duquesne
                                                       Light Company for the year
                                                       ended December 31, 1990.

    Employment Agreement dated as of December 15,      Exhibit 10.5 to the Form 10-K
    1992 between DQE, Duquesne Light Company and       Annual Report of DQE for the
    Wesley W. von Schack.                              year ended December 31, 1992.

    Duquesne Light/DQE Charitable Giving Program.      Exhibit 10.6 to the Form 10-K
                                                       Annual Report of DQE for the
                                                       year ended December 31, 1992.

                        DUQUESNE LIGHT COMPANY EXHIBITS


Exhibit                                                                        Method of
  No.                         Description                                       Filing
- -------      -----------------------------------------------          ----------------------------
  3.1        Restated Articles of Duquesne Light Company, as          Exhibit 3.1 to the Form 10-K
             amended through December 19, 1991 and as currently       Annual Report of Duquesne
             in effect.                                               Light Company for the year
                                                                      ended December 31, 1991.

  3.2        By-Laws of Duquesne Light Company, as amended            Exhibit 3.2 to the Form 10-K
             through December 19, 1991 and as currently in effect.    Annual Report of Duquesne
                                                                      Light Company for the year
                                                                      ended December 31, 1991.

  4.1        Trust Indenture dated as of August 1, 1947, securing     Exhibit 4.3 to Registration
             Duquesne Light Company's First Mortgage Bonds.           Statement (Form S-1)
                                                                      No. 2-11326.

  4.2        Supplemental Trust Indentures supplementing the
             Trust Indenture -


Exhibit                                                                        Method of
  No.                         Description                                       Filing
- -------      -----------------------------------------------          ----------------------------

             First through Tenth and an amendment to the Fifth.       Exhibits 4.4 through 4.13 to
                                                                      Registration Statement (Form
                                                                      S-1) No. 2-11326.

             Eleventh.                                                Exhibit 4.3 to Registration
                                                                      Statement (Form S-1)
                                                                      No. 2-12309.

             Twelfth.                                                 Exhibit 2.2 to Registration
                                                                      Statement (Form S-7)
                                                                      No. 2-63467.

             Thirteenth.                                              Exhibit 4.5 to Registration
                                                                      Statement (Form S-1)
                                                                      No. 2-13360.

             Fourteenth and Fifteenth.                                Exhibits 4.6 and 4.7 to Registration
                                                                      Statement (Form S-1) No. 2-13596.

             Sixteenth.                                               Exhibit 4.8 to Registration
                                                                      Statement (Form S-1)
                                                                      No. 2-14704.

             Seventeenth and Eighteenth.                              Exhibits 4.4 and 4.5 to Registration
                                                                      Statement (Form S-1) No. 2-16033.

             Nineteenth through Twenty-Third.                         Exhibit 2.2 to Registration
                                                                      Statement (Form S-7)
                                                                      No. 2-63467.

            Twenty-Fourth.                                            Exhibit 2.2 to Registration
                                                                      Statement (Form S-9)
                                                                      No. 2-24412.

            Twenty-Fifth.                                             Exhibit 2.2 to Registration
                                                                      Statement (Form S-7)
                                                                      No. 2-63467.

            Twenty-Sixth.                                             Exhibit 2.2 to Registration
                                                                      Statement (Form S-9)
                                                                      No. 2-25887.

            Twenty-Seventh.                                           Exhibit 2.2 to Registration
                                                                      Statement (Form S-7)
                                                                      No. 2-63467.

            Twenty-Eighth.                                            Exhibit 2.2 to Registration
                                                                      Statement (Form S-9)
                                                                      No. 2-28042.

            Twenty-Ninth.                                             Exhibit 2.2 to Registration
                                                                      Statement (Form S-7)
                                                                      No. 2-63467.


Exhibit                                                                        Method of
  No.                         Description                                       Filing
- -------      -----------------------------------------------          ----------------------------
             Thirtieth.                                               Exhibit 2.2 to Registration
                                                                      Statement (Form S-9)
                                                                      No. 2-30927.

             Thirty-First and Thirty-Second.                          Exhibit 2.2 to Registration
                                                                      Statement (Form S-7)
                                                                      No. 2-63467.

             Thirty-Third.                                            Exhibit 2.4 to Registration
                                                                      Statement (Form S-7)
                                                                      No. 2-36333.

             Thirty-Fourth and Thirty-Fifth.                          Exhibit 2.2 to Registration
                                                                      Statement (Form S-7)
                                                                      No. 2-63467.

             Thirty-Sixth.                                            Exhibit 2.4 to Registration
                                                                      Statement (Form S-7)
                                                                      No. 2-39375.

             Thirty-Seventh.                                          Exhibit 2.2 to Registration
                                                                      Statement (Form S-7)
                                                                      No. 2-63467.

             Thirty-Eighth.                                           Exhibit 2.4 to Registration
                                                                      Statement (Form S-7)
                                                                      No. 2-42154.

             Thirty-Ninth through Forty-Fifth.                        Exhibit 2.2 to Registration
                                                                      Statement (Form S-7)
                                                                      No. 2-63467.

             Forty-Sixth.                                             Exhibit 2.3 to Registration
                                                                      Statement (Form S-7)
                                                                      No. 2-52874.

             Forty-Seventh through Forty-Ninth.                       Exhibit 2.2 to Registration
                                                                      Statement (Form S-7)
                                                                      No. 2-63467.

             Fiftieth.                                                Exhibit 2.3 to Registration
                                                                      Statement (Form S-7)
                                                                      No. 2-58483.

             Fifty-First through Fifty-Third.                         Exhibit 2.2 to Registration
                                                                      Statement (Form S-7)
                                                                      No. 2-63467.

             Fifty-Fourth and Fifty-Fifth.                            Exhibit 2.2 to Registration
                                                                      Statement (Form S-16)
                                                                      No. 2-66258.

             Fifty-Sixth.                                             Exhibit 2.2 to Registration
                                                                      Statement (Form S-16)
                                                                      No. 2-68959.


Exhibit                                                                        Method of
  No.                         Description                                       Filing
- -------      -----------------------------------------------          ----------------------------
             Fifty-Seventh.                                          Exhibit 4.1 to Registration
                                                                      Statement (Form S-16)
                                                                      No. 2-72522.

             Fifty-Eighth and Fifty-Ninth.                            Exhibit 4.1 to Registration
                                                                      Statement (Form S-16)
                                                                      No. 2-76768.

             Sixtieth and Sixty-First.                                Exhibit 4.1 to Registration
                                                                      Statement (Form S-3)
                                                                      No. 2-82139.

             Sixty-Second and Sixty-Third.                            Exhibit 4.1 to Registration
                                                                      Statement (Form S-3)
                                                                      No. 2-87452.

             Sixty-Fourth.                                            Exhibit 4.1 to Registration
                                                                      Statement (Form S-3)
                                                                      No. 2-89719.

             Sixty-Fifth through Sixty-Ninth.                         Exhibit 4.1 to Registration
                                                                      Statement (Form S-3)
                                                                      No. 33-1509.

             Seventieth through Seventy-Seventh.                      Exhibit 4.1 to Registration
                                                                      Statement (Form S-3)
                                                                      No. 33-32026.

             Seventy-Eighth through Eightieth.                        Exhibit 4.1 to Registration
                                                                      Statement (Form S-3)
                                                                      No. 33-46990.

             Eighty-First.                                            Exhibit 4.2 to Registration
                                                                      Statement (Form S-3)
                                                                      No. 33-46990.

             Eighty-Second.                                           Exhibit 4.1 to Registration
                                                                      Statement (Form S-3)
                                                                      No. 33-52782.

             Eighty-Third and Eighty-Fourth.                          Exhibit 4.1 to Registration
                                                                      Statement (Form S-3)
                                                                      No. 33-63602.

             Eighty-Fifth through Eighty-Eighth.                      Filed here.

4.3          Indenture dated March 1, 1960, relating to Duquesne      Exhibit 4.3 to the Form 10-K
             Light Company's 5% Sinking Fund Debentures.              Annual Report of DQE for the
                                                                      year ended December 31, 1989.

4.4          Indenture dated as of November 1, 1989 relating to the   Exhibit 4.4 to the Form 10-K
             issuance of Duquesne Light Company's unsecured           Annual Report of DQE for the
             notes.                                                   year ended December 31, 1989.


Exhibit                                                                        Method of
  No.                         Description                                       Filing
- -------      -----------------------------------------------          ----------------------------
4.5          Indenture of Mortgage and Deed of Trust dated as of      Exhibit 4.3 to Registration
             April 1, 1992, securing Duquesne Light Company's         Statement (Form S-3)
             First Collateral Trust Bonds.                            No. 33-52782.

4.6          Supplemental Indentures supplementing the said
             Indenture of Mortgage and Deed of Trust -

             Supplemental Indenture No. 1.                            Exhibit 4.4 to Registration
                                                                      Statement (Form S-3)
                                                                      No. 33-52782.

             Supplemental Indenture No. 2 through Supplemental        Exhibit 4.4 to Registration
             Indenture No. 4.                                         Statement (Form S-3)
                                                                      No. 33-63602.

             Supplemental Indenture No. 5 through Supplemental        Filed here.
             Indenture No. 7.


         Agreements relating to the Jointly Owned Generating Units:


10.1         Administration Agreement dated as of September 14,       Exhibit 5.8 to Registration
             1967.                                                    Statement (Form S-7)
                                                                      No. 2-43106.

10.2         Transmission Facilities Agreement dated as of September  Exhibit 5.9 to Registration
             14, 1967.                                                Statement (Form S-7)
                                                                      No. 2-43106.

10.3         Operating Agreement dated as of September 21, 1972       Exhibit 5.1 to Registration
             for Eastlake Unit No. 5.                                 Statement (Form S-7)
                                                                      No. 2-48164.

10.4         Memorandum of Agreement dated as of July 1, 1982 re      Exhibit 10.14 to the Form 10-K
             reallocation of rights and liabilities of the companies  Annual Report of Duquesne
             under uranium supply contracts.                          Light Company for the year
                                                                      ended December 31, 1987.

10.5         Operating Agreement dated August 5, 1982 as of           Exhibit 10.17 to the Form 10-K
             September 1, 1971 for Sammis Unit No. 7.                 Annual Report of Duquesne
                                                                      Light Company for the year ended
                                                                      December 31, 1988.

10.6         Memorandum of Understanding dated as of March 31,        Exhibit 10.19 to the Form 10-K
             1985 re implementation of company-by-company             Annual Report of DQE for the
             management of uranium inventory and delivery.            year ended December 31, 1989.

10.7         Restated Operating Agreement for Beaver Valley Unit      Exhibit 10.23 to the Form 10-K
             Nos. 1 and 2 dated September 15, 1987.                   Annual Report of Duquesne
                                                                      Light Company for the year
                                                                      ended December 31, 1987.


Exhibit                                                                        Method of
  No.                         Description                                       Filing
- -------      -----------------------------------------------          ----------------------------
10.8         Operating Agreement for Perry Unit No. 1 dated           Exhibit 10.24 to the Form 10-K
             March 10, 1987.                                          Annual Report of Duquesne
                                                                      Light Company for the year
                                                                      ended December 31, 1987.

10.9         Operating Agreement for Bruce Mansfield Units Nos. 1,    Exhibit 10.25 to the Form 10-K
             2 and 3 dated September 15, 1987 as of June 1, 1976.     Annual Report of Duquesne
                                                                      Light Company for the year
                                                                      ended December 31, 1987.

10.10        Basic Operating Agreement, as amended January 1,         Filed here.
             1993.

10.11        Amendment No. 1 dated December 23, 1993 to               Filed here.
             Transmission Facilities Agreement (as of January 1,
             1993).

10.12        Microwave Sharing Agreement (as amended                  Filed here.
             January 1, 1993) dated December 23, 1993.

10.13        Agreement (as of September 1, 1980) dated                Filed here.
             December 23, 1993 for termination or construction
             of certain agreements.

10.14        Fort Martin Construction and Operating Agreement         Filed here.
             dated April 30, 1965.

10.15        Fort Martin Transmission Agreement dated                 Filed here.
             March 15, 1967.

10.16        Amendment of January 1, 1988 to Fort Martin              Filed here.
             Transmission Agreement.


                 Agreements relating to the Sale and Leaseback
                         of Beaver Valley Unit No. 2:


10.17        Order of the Pennsylvania Public Utility Commission      Exhibit 28.2 to the Form 10-Q
             dated September 25, 1987 regarding the application       Quarterly Report of Duquesne
             of the Duquesne Light Company under Section 1102(a)(3)   Light Company for the quarter
             of the Public Utility Code for approval in connection    ended September 30, 1987.
             with the sale and leaseback of its interest in Beaver
             Valley Unit No. 2.

10.18        Order of the Pennsylvania Public Utility Commission      Exhibit 10.28 to the Form 10-K
             dated October 15, 1992 regarding the Securities          Annual Report of Duquesne
             Certificate of Duquesne Light Company for the            Light Company for the year
             assumption of contingent obligations under               ended December 31, 1992.
             financing agreements in connection with the
             refunding of Collateralized Lease Bonds.


Exhibit                                                                        Method of
  No.                         Description                                       Filing
- -------      -----------------------------------------------          ----------------------------
x10.19       Facility Lease dated as of September 15, 1987 between    Exhibit (4)(c) to Registration
             The First National Bank of Boston, as Owner Trustee      Statement (Form S-3)
             under a Trust Agreement dated as of September 15, 1987   No. 33-18144.
             with the limited partnership Owner Participant named
             therein, Lessor, and Duquesne Light Company, Lessee.

y10.20       Facility Lease dated as of September 15, 1987 between    Exhibit (4)(d) to Registration
             The First National Bank of Boston, as Owner Trustee      Statement (Form S-3)
             under a Trust Agreement dated as of September 15,        No. 33-18144.
             1987, with the corporate Owner Participant named
             therein, Lessor, and Duquesne Light Company, Lessee.

x10.21       Amendment No. 1 dated as of December 1, 1987 to          Exhibit 10.30 to the Form 10-K
             Facility Lease dated as of September 15, 1987 between    Annual Report of Duquesne
             The First National Bank of Boston, as Owner Trustee      Light Company for the year
             under a Trust Agreement dated as of September 15,        ended December 31, 1987.
             1987 with the limited partnership Owner Participant
             named therein, Lessor, and Duquesne Light Company,
             Lessee.

y10.22       Amendment No. 1 dated as of December 1, 1987 to          Exhibit 10.31 to the Form 10-K
             Facility Lease dated as of September 15, 1987 between    Annual Report of Duquesne
             The First National Bank of Boston, as Owner Trustee      Light Company for the year
             under a Trust Agreement dated as of September 15,        ended December 31, 1987.
             1987 with the corporate Owner Participant named
             therein, Lessor, and Duquesne Light Company, Lessee.

x10.23       Amendment No. 2 dated as of November 15, 1992 to         Exhibit 10.33 to the Form 10-K
             Facility Lease dated as of September 15, 1987 between    Annual Report of Duquesne
             The First National Bank of Boston, as Owner Trustee      Light Company for the year
             under a Trust Agreement dated as of September 15,        ended December 31, 1992.
             1987 with the limited partnership Owner Participant
             named therein, Lessor, and Duquesne Light Company,
             Lessee.

y10.24       Amendment No. 2 dated as of November 15, 1992 to         Exhibit 10.34 to the Form 10-K
             Facility Lease dated as of September 15, 1987 between    Annual Report of Duquesne
             The First National Bank of Boston, as Owner Trustee      Light Company for the year
             under a Trust Agreement dated as of September 15,        ended December 31, 1992.
             1987 with the corporate Owner Participant named
             therein, Lessor, and Duquesne Light Company, Lessee.

x10.25       Participation Agreement dated as of September 15,        Exhibit (28)(a) to Registration
             1987 among the limited partnership Owner                 Statement (Form S-3)
             Participant named therein, the Original Loan             No. 33-18144.
             Participants listed in Schedule 1 thereto, as Original
             Loan Participants, DQU Funding Corporation, as Funding
             Corporation, The First National Bank of Boston, as Owner
             Trustee, Irving Trust Company, as Indenture Trustee and
             Duquesne Light Company, as Lessee.


Exhibit                                                                        Method of
  No.                         Description                                       Filing
- -------      -----------------------------------------------          ----------------------------
y10.26       Participation Agreement dated as of September 15,        Exhibit (28)(b) to Registration
             1987 among the corporate Owner Participant named         Statement (Form S-3)
             therein, the Original Loan Participants listed in        No. 33-18144.
             Schedule 1 thereto, as Original Loan Participants, DQU
             Funding Corporation, as Funding Corporation, The First
             National Bank of Boston, as Owner Trustee, Irving
             Trust Company, as Indenture Trustee and Duquesne
             Light Company, as Lessee.

x10.27       Amendment No. 1 dated as of December 1, 1987 to          Exhibit 10.34 to the Form 10-K
             Participation Agreement dated as of September 15,        Annual Report of Duquesne
             1987 among the limited partnership Owner Participant     Light Company for the year
             named therein, the Original Loan Participants listed     ended December 31, 1987.
             therein, as Original Loan Participants, DQU
             Funding Corporation, as Funding Corporation, The First
             National Bank of Boston, as Owner Trustee, Irving
             Trust Company, as Indenture Trustee and Duquesne
             Light Company, as Lessee.

y10.28       Amendment No. 1 dated as of December 1, 1987 to          Exhibit 10.35 to the Form 10-K
             Participation Agreement dated as of September 15,        Annual Report of Duquesne
             1987 among the corporate Owner Participant named         Light Company for the year
             therein, the Original Loan Participants listed therein,  ended December 31, 1987.
             as Original Loan Participants, DQU Funding
             Corporation, as Funding Corporation, The First
             National Bank of Boston, as Owner Trustee, Irving
             Trust Company, as Indenture Trustee and Duquesne
             Light Company, as Lessee.

x10.29       Amendment No. 2 dated as of March 1, 1988 to             Exhibit (28)(c)(3) to
             Participation Agreement dated as of September 15,        Registration Statement
             1987 among the limited partnership Owner Participant     (Form S-3) No. 33-54648.
             named therein, the Original Loan Participants listed
             therein, as Original Loan Participants, DQU
             Funding Corporation, as Funding Corporation, The First
             National Bank of Boston, as Owner Trustee, Irving
             Trust Company, as Indenture Trustee and Duquesne
             Light Company, as Lessee.

y10.30       Amendment No. 2 dated as of March 1, 1988 to             Exhibit (28)(c)(4) to
             Participation Agreement dated as of September 15,        Registration Statement
             1987 among the corporate Owner Participant named         (Form S-3) No. 33-54648.
             therein, the Original Loan Participants listed therein,
             as Original Loan Participants, DQU Funding
             Corporation, as Funding Corporation, The First
             National Bank of Boston, as Owner Trustee, Irving
             Trust Company, as Indenture Trustee and Duquesne
             Light Company, as Lessee.


Exhibit                                                                        Method of
  No.                         Description                                       Filing
- -------      -----------------------------------------------          ----------------------------
x10.31       Amendment No. 3 dated as of November 15, 1992 to         Exhibit 10.41 to the Form 10-K
             Participation Agreement dated as of September 15,        Annual Report of Duquesne
             1987 among the limited partnership Owner Participant     Light Company for the year
             named therein, the Original Loan Participants listed     ended December 31, 1992.
             therein, as Original Loan Participants, DQU Funding
             Corporation, as Funding Corporation, The First
             National Bank of Boston, as Owner Trustee, The Bank
             of New York, as Indenture Trustee and Duquesne Light
             Company, as Lessee.

y10.32       Amendment No. 3 dated as of November 15, 1992 to         Exhibit 10.42 to the Form 10-K
             Participation Agreement dated as of September 15,        Annual Report of Duquesne
             1987 among the corporate Owner Participant named         Light Company for the year
             therein, the Original Loan Participants listed therein,  ended December 31, 1992.
             as Original Loan Participants, DQU Funding
             Corporation, as Funding Corporation, The First
             National Bank of Boston, as Owner Trustee, The Bank
             of New York, as Indenture Trustee and Duquesne Light
             Company, as Lessee.

z10.33       Ground Lease and Easement Agreement dated as of          Exhibit (28)(e) to Registration
             September 15, 1987 between Duquesne Light Company,       Statement (Form S-3)
             Ground Lessor and Grantor, and The First National Bank   No. 33-18144.
             of Boston, as Owner Trustee under a Trust Agreement
             dated as of September 15, 1987 with the limited
             partnership Owner Participant named therein, Tenant
             and Grantee.

z10.34       Assignment, Assumption and Further Agreement dated as    Exhibit (28)(f) to Registration
             of September 15, 1987 among The First National Bank of   Statement (Form S-3)
             Boston, as Owner Trustee under a Trust Agreement dated   No. 33-18144.
             as of September 15, 1987 with the limited partnership
             Owner Participant named therein, The Cleveland Electric
             Illuminating Company, Duquesne Light Company, Ohio
             Edison Company, Pennsylvania Power Company and The
             Toledo Edison Company.

z10.35       Additional Support Agreement dated as of September 15,   Exhibit (28)(g) to Registration
             1987 between The First National Bank of Boston, as       Statement (Form S-3)
             Owner Trustee under a Trust Agreement dated as of        No. 33-18144.
             September 15, 1987 with the limited partnership Owner
             Participant named therein, and Duquesne Light Company.

z10.36       Indenture, Bill of Sale, Instrument of Transfer and      Exhibit (28)(h) to Registration
             Severance Agreement dated as of October 2, 1987          Statement (Form S-3)
             between Duquesne Light Company, Seller, and The          No. 33-18144.
             First National Bank of Boston, as Owner Trustee under
             a Trust Agreement dated as of September 15, 1987 with
             the limited partnership Owner Participant named
             therein, Buyer.

z10.37       Tax Indemnification Agreement dated as of September 15,  Exhibit 28.1 to the Form 8-K
             1987 between the Owner Participant named therein and     Current Report of Duquesne
             Duquesne Light Company, as Lessee.                       Light Company dated November 20, 1987.


Exhibit                                                                        Method of
  No.                         Description                                       Filing
- -------      -----------------------------------------------          ----------------------------

z10.38       Amendment No. 1 dated as of November 15, 1992 to         Exhibit 10.48 to the Form 10-K
             Tax Indemnification Agreement dated as of September 15,  Annual Report of Duquesne
             1987 between the Owner Participant named therein and     Light Company for the year
             Duquesne Light Company, as Lessee.                       ended December 31, 1992.

z10.39       Extension Letter dated December 8, 1992 from             Exhibit 10.49 to the Form 10-K
             Duquesne, each Owner Participant, The First National     Annual Report of Duquesne
             Bank of Boston, the Lease Indenture Trustee, DQU II      Light Company for the year
             Funding Corporation and DQU II Funding Corporation       ended December 31, 1992.
             addressed to the New Collateral Trust Trustee
             extending their respective representations and
             warranties and covenants set forth in each of the
             Participation Agreements.

x10.40       Trust Indenture, Mortgage, Security Agreement and        Exhibit (4)(g) to Registration
             Assignment of Facility Lease dated as of September 15,   Statement (Form S-3)
             1987 between The First National Bank of Boston, as       No. 33-18144.
             Owner Trustee under a Trust Agreement dated as of
             September 15, 1987 with the limited partnership Owner
             Participant named therein, and Irving Trust Company,
             as Indenture Trustee.

y10.41       Trust Indenture, Mortgage, Security Agreement and        Exhibit (4)(h) to Registration
             Assignment of Facility Lease dated as of September 15,   Statement (Form S-3)
             1987 between The First National Bank of Boston, as       No. 33-18144.
             Owner Trustee under a Trust Agreement dated as of
             September 15, 1987 with the corporate Owner
             Participant named therein, and Irving Trust Company,
             as Indenture Trustee.

x10.42       Supplemental Indenture No. 1 dated as of December 1,     Exhibit 10.45 to the Form 10-K
             1987 to Trust Indenture, Mortgage, Security Agreement    Annual Report of Duquesne
             and Assignment of Facility Lease dated as of September   Light Company for the year
             15, 1987 between The First National Bank of Boston, as   ended December 31, 1987.
             Owner Trustee under a Trust Agreement dated as of
             September 15, 1987 with the limited partnership Owner
             Participant named therein, and Irving Trust Company, as
             Indenture Trustee.

y10.43       Supplemental Indenture No. 1 dated as of December 1,     Exhibit 10.46 to the Form 10-K
             1987 to Trust Indenture, Mortgage, Security Agreement    Annual Report of Duquesne
             and Assignment of Facility Lease dated as of September   Light Company for the year
             15, 1987 between The First National Bank of Boston,      ended December 31, 1987.
             as Owner Trustee under a Trust Agreement dated as of
             September 15, 1987 with the corporate Owner
             Participant named therein, and Irving Trust Company,
             as Indenture Trustee.

x10.44       Supplemental Indenture No. 2 dated as of November 15,    Exhibit 10.54 to the Form 10-K
             1992 to Trust Indenture, Mortgage, Security Agreement    Annual Report of Duquesne
             and Assignment of Facility Lease dated as of September   Light Company for the year
             15, 1987 between The First National Bank of Boston, as   ended December 31, 1992.
             Owner Trustee under a Trust Agreement dated as of
             September 15, 1987 with the limited partnership Owner
             Participant named therein, and The Bank of New York,
             as Indenture Trustee.


Exhibit                                                                        Method of
  No.                         Description                                       Filing
- -------      -----------------------------------------------          ----------------------------
y10.45       Supplemental Indenture No. 2 dated as of November 15,    Exhibit 10.55 to the Form 10-K
             1992 to Trust Indenture, Mortgage, Security Agreement    Annual Report of Duquesne
             and Assignment of Facility Lease dated as of September   Light Company for the year
             15, 1987 between The First National Bank of Boston, as   ended December 31, 1992.
             Owner Trustee under a Trust Agreement dated as of
             September 15, 1987 with the corporate Owner
             Participant named therein, and The Bank of New York,
             as Indenture Trustee.

 10.46       Reimbursement Agreement dated as of July 15, 1992        Exhibit 10.56 to the Form 10-K
             among Duquesne Light Company, Swiss Bank                 Annual Report of Duquesne
             Corporation, New York Branch, as LOC Bank, Union         Light Company for the year
             Bank, as Administrating Bank, Swiss Bank                 ended December 31, 1992.
             Corporation, New York Branch, as Administrating Bank
             and The Participating Banks Named Therein.

 10.47       Supplemental Reimbursement Agreement dated as of         Exhibit 10.57 to the Form 10-K
             July 15, 1992 among Duquesne Light Company, Swiss Bank   Annual Report of Duquesne
             Corporation, New York Branch, as LOC Bank, Union         Light Company for the year
             Bank, as Administrating Bank, Swiss Bank                 ended December 31, 1992.
             Corporation, New York Branch, as Administrating Bank
             and The Participating Banks Named Therein.

 10.48       Collateral Trust Indenture dated as of November 15,      Exhibit 10.58 to the Form 10-K
             1992 among DQU II Funding Corporation, Duquesne          Annual Report of Duquesne
             Light Company and The Bank of New York, as Trustee.      Light Company for the year
                                                                      ended December 31, 1992.

 10.49       First Supplemental Indenture dated as of November 15,    Exhibit 10.59 to the Form 10-K
             1992 to Collateral Trust Indenture dated as of           Annual Report of Duquesne
             November 15, 1992 among DQU II Funding Corporation,      Light Company for the year
             Duquesne Light Company and The Bank of New  York, as     ended December 31, 1992.
             Trustee.

x10.50       Refinancing Agreement dated as of November 15, 1992      Exhibit 10.60 to the Form 10-K
             among the limited partnership Owner Participant          Annual Report of Duquesne
             named therein, as Owner Participant, DQU Funding         Light Company for the year
             Corporation, as Funding Corporation, DQU II Funding      ended December 31, 1992.
             Corporation, as New Funding Corporation, The First
             National Bank of Boston, as Owner Trustee, The Bank
             of New York, as Indenture Trustee, The Bank of New
             York, as Collateral Trust Trustee, The Bank of New York,
             as New Collateral Trust Trustee, and Duquesne Light
             Company, as Lessee.

y10.51       Refinancing Agreement dated as of November 15, 1992      Exhibit 10.61 to the Form 10-K
             among the corporate Owner Participant named              Annual Report of Duquesne
             therein, as Owner Participant, DQU Funding               Light Company for the year
             Corporation, as Funding Corporation, DQU II Funding      ended December 31, 1992.
             Corporation, as New Funding Corporation, The First
             National Bank of Boston, as Owner Trustee, The Bank
             of New York, as Indenture Trustee, The Bank of New
             York, as Collateral Trust Trustee, The Bank of New
             York, as New Collateral Trust Trustee, and Duquesne
             Light Company, as Lessee.


Exhibit                                                                        Method of
  No.                         Description                                       Filing
- -------      -----------------------------------------------          ----------------------------
x10.52       Addendum dated December 8, 1992 to Refinancing           Exhibit 10.62 to the Form 10-K
             Agreement dated as of November 15, 1992 among the        Annual Report of Duquesne
             limited partnership Owner Participant named              Light Company for the year
             therein, as Owner Participant, DQU Funding               ended December 31, 1992.
             Corporation, as Funding Corporation, DQU II Funding
             Corporation, as New Funding Corporation, The First
             National Bank of Boston, as Owner Trustee, The Bank
             of New York, as Indenture Trustee, The Bank of New
             York, as Collateral Trust Trustee, The Bank of New
             York, as New Collateral Trust Trustee, and Duquesne
             Light Company, as Lessee.

y10.53       Addendum dated December 8, 1992 to Refinancing           Exhibit 10.63 to the Form 10-K
             Agreement dated as of November 15, 1992 among the        Annual Report of Duquesne
             corporate Owner Participant named therein, as            Light Company for the year
             Owner Participant, DQU Funding Corporation, as           ended December 31, 1992.
             Funding Corporation, DQU II Funding Corporation,
             as New Funding Corporation, The First National Bank
             of Boston, as Owner Trustee, The Bank of New York,
             as Indenture Trustee, The Bank of New York, as
             Collateral Trust Trustee, The Bank of New York, as New
             Collateral Trust Trustee, and Duquesne Light Company,
             as Lessee.



                               Other Agreements:

*10.54       Deferred Compensation Plan for the Directors of          Exhibit 10.1 to the Form 10-K
             Duquesne Light Company, as amended to date.              Annual Report of DQE for the
                                                                      year ended December 31, 1992.


*10.55       Incentive Compensation Program for Certain Executive     Exhibit 10.2 to the Form 10-K
             Officers of Duquesne Light Company, as amended to        Annual Report of DQE for the
             date.                                                    year ended December 31, 1992

*10.56       Description of Duquesne Light Company Pension            Exhibit 10.3 to the Form 10-K
             Service Supplement Program.                              Annual Report of DQE for the
                                                                      year ended December 31, 1992

*10.57       Duquesne Light Company Outside Directors'                Exhibit 10.59 to the Form 10-K
             Retirement Plan, as amended to date.                     Annual Report of Duquesne
                                                                      Light Company for the year
                                                                      ended December 31, 1990.

*10.58       Employment Agreement dated as of December 15,            Exhibit 10.5 to the Form 10-K
             1992 between DQE, Duquesne Light Company and             Annual Report of DQE for the
             Wesley W. von Schack.                                    year ended December 31, 1992

*10.59       Duquesne Light/DQE Charitable Giving Program.            Exhibit 10.6 to the Form 10-K
                                                                      Annual Report of DQE for the
                                                                      year ended December 31, 1992

 12.1        Calculation of Ratio of Earnings to Fixed Charges.       Filed here.


22.1         Subsidiaries of registrant:
             Duquesne has no significant subsidiaries.

23.1         Independent Auditors' Consent.                           Filed here.

28.1         Executive Compensation of Duquesne Light Company         Filed here.
             Executive Officers for 1993 and Security Ownership
             of Duquesne Light Company Directors and
             Executive Officers as of February 23, 1994.

 28.2        DQE Annual Report to Shareholders for year ended         Filed here.
             December 31, 1993.  The Report, except those portions
             specifically incorporated by reference here, is
             furnished for the information of the Securities and
             Exchange Commission and is not to be deemed "filed" for
             any purpose under the Securities Exchange Act of 1934
             or otherwise.

- ----
x An additional document, substantially identical in all material respects to this Exhibit, has been entered into relating to one additional limited partnership Owner Participant. Although the additional document may differ in some respects (such as name of the Owner Participant, dollar amounts and percentages), there are no material details in which the document differs from this Exhibit.

y Additional documents, substantially identical in all material respects to this Exhibit, have been entered into relating to four additional corporate Owner Participants. Although the additional documents may differ in some respects (such as names of the Owner Participants, dollar amounts and percentages), there are no material details in which the documents differ from this Exhibit.

z Additional documents, substantially identical in all material respects to this Exhibit, have been entered into relating to six additional Owner Participants. Although the additional documents may differ in some respects (such as name of the Owner Participant, dollar amounts and percentages), there are no material details in which the documents differ from this Exhibit.

* This document is required to be filed as an exhibit to this form under Item 14(c).


     Copies of the exhibits listed above will be furnished, upon request, to holders or beneficial owners of any class of the Company's stock as of February 23, 1994, subject to payment in advance of the cost of reproducing the exhibits requested.

                                                                     SCHEDULE V



                  SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                         Year Ended December 31, 1993
                            (Thousands of Dollars)


       Column A                     Column B       Column C    Column D     Column E      Column F
       --------                     --------       --------    --------     --------      -------

                                                                             Other
                                    Balance at                               Changes      Balance
                                    Beginning    Additions                   Add          at End
     Classification                  of Year      at Cost      Retirements  (Deduct)(A)   of Year
     --------------                 ----------   ---------     -----------  ----------    --------
Property, Plant and Equipment:
  Electric Plant In Service (B):
    Intangible Plant                 $  39,100   $  3,132      $     77     $             $   42,155
    Production Plant                 2,227,746     42,103         4,495       73,415       2,338,769
    Transmission Plant                 290,822      3,874           306       12,941         307,331
    Distribution Plant               1,033,930     42,281         5,319       63,911       1,134,803
    General Plant:
      Coal Properties                   72,499                                                72,499
      Other                            195,943     11,072         2,505           (9)        204,501
                                       -------     ------      --------     --------      ----------
      Total Electric Plant in
        Service                      3,860,040    102,462        12,702      150,258       4,100,058
  Construction Work in
    Progress                            67,435     (7,658) (C)                                59,777
  Held under Capital Leases            212,172     11,811        46,183                      177,800
  Held for Future Use                  216,893        484            35         (479)        216,863
                                     ---------   --------      --------     --------      ----------
    Total Property, Plant and
      Equipment                     $4,356,540   $107,099      $ 58,920     $149,779      $4,554,498
                                    ----------   --------      --------     --------      ----------
Other Property -
  Nonutility Property               $    2,888   $             $            $             $    2,888
                                    ----------   --------      --------     --------      ----------

- ----
Notes:    (A)  Reclassifications and adjustments including $150 million as a result of the January 1, 1993 adoption of SFAS No. 109.
          (B)  Duquesne provides for depreciation of electric plant, including plant-related intangibles, on a straight-line basis.
               Amortization of other intangibles is on a straight-line basis over a five-year period. At December 31, 1993 depreciation was computed on the basis of the following annual rates expressed as a percentage of original cost: production plant - 2.48% to 5.01%, transmission plant - 1.35% to 3.70%, distribution plant - 1.10% to 4.81% and general plant - 1.82% to 4.82%.
               Amortization of capital leases is based on nuclear fuel burned and rental payments made. Nonutility property is depreciated under the Modified Accelerated Cost Recovery System (MACRS) for various classes of property as defined in section 168 of the Internal Revenue Code.
          (C)  Represents net change in construction work in progress.

                                                                   SCHEDULE V



                  SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                         Year Ended December 31, 1992
                            (Thousands of Dollars)



       Column A                     Column B       Column C    Column D     Column E      Column F
       --------                     --------       --------    --------     --------      -------
                                                                             Other
                                   Balance at                                Changes      Balance
                                   Beginning      Additions                   Add         at End
     Classification                 of Year        at Cost     Retirements  (Deduct)(A)   of Year
     --------------                ----------     ---------    -----------  ----------    --------

Property, Plant and Equipment:
  Electric Plant In Service (B):
    Intangible Plant                 $   1,175   $19,408       $       6    $ 18,523     $   39,100
    Production Plant                 2,222,652    30,281           6,791     (18,396)     2,227,746
    Transmission Plant                 274,543    17,060             652        (129)       290,822
    Distribution Plant                 987,857    52,792           6,708         (11)     1,033,930
    General Plant:
      Coal Properties                   72,499                                               72,499
      Other                            182,083    16,870           3,011           1        195,943
                                       -------    ------       ---------    --------     ----------
      Total Electric Plant in
        Service                      3,740,809   136,411          17,168         (12)     3,860,040
  Construction Work in
    Progress                            91,140   (23,705) (C)                                67,435
  Held under Capital Leases            220,106    17,089          25,132         109        212,172
  Held for Future Use                  216,343       658             103          (5)       216,893
                                     ---------   -------       ---------    --------     ----------
    Total Property, Plant and
      Equipment                     $4,268,398  $130,453        $ 42,403    $     92     $4,356,540
                                    ----------  --------        --------    --------     ----------
Other Property -
  Nonutility Property               $    2,888  $               $           $            $    2,888
                                    ----------  --------        --------    --------     ----------

- ----
Notes:    (A)  Reclassifications and adjustments.
          (B) Duquesne provides for depreciation of electric plant, including plant-related intangibles, on a straight-line basis. Amortization of other intangibles is on a straight-line basis over a five-year period. At December 31, 1992 depreciation was computed on the basis of the following annual rates expressed as a percentage of original cost: production plant - 2.48% to 5.01%, transmission plant - 1.35% to 3.70%, distribution plant - 1.10% to 4.81% and general plant - 1.82% to 4.82%. Amortization of capital leases is based on nuclear fuel burned and rental payments made.
          (C)  Represents net change in construction work in progress.

                                                                    SCHEDULE V


                  SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                         Year Ended December 31, 1991
                            (Thousands of Dollars)



       Column A                     Column B       Column C    Column D     Column E      Column F
       --------                     --------       --------    --------     --------      --------
                                                                                Other
                                     Balance at                                 Changes     Balance
                                     Beginning     Additions                     Add        at End
     Classification                   of Year       at Cost     Retirements   (Deduct)(A)   of Year
     --------------                  ----------    ----------   -----------   -----------   -------
Property, Plant and Equipment:
  Electric Plant In Service (B):
         Intangible Plant               $      948   $    579        $            $(352)       $    1,175
         Production Plant                2,202,903     30,692         10,873        (70)        2,222,652
         Transmission Plant                271,482      3,437            376                      274,543
         Distribution Plant                940,641     52,199          4,984          1           987,857
      General Plant:
           Coal Properties                  72,502                                   (3)           72,499
           Other                           171,346     12,281          2,485        941           182,083
                                        ----------   --------        -------      -----        ----------
           Total Electric Plant in
            Service                      3,659,822     99,188         18,718        517         3,740,809
  Construction Work in
    Progress                                64,172     26,968 (C)                                  91,140
  Held under Capital Leases                235,791     22,028         37,713                      220,106
  Held for Future Use                      216,246        798            255       (446)          216,343
                                        ----------   --------        -------      -----        ----------
    Total Property, Plant and
      Equipment                         $4,176,031   $148,982        $56,686      $  71        $4,268,398
                                        ----------   --------        -------      -----        ----------
Other Property -
  Nonutility Property                   $    2,875   $     13                                  $    2,888
                                        ----------   --------        -------      -----        ----------

- ----
Notes:    (A)  Reclassifications and adjustments.
          (B) Duquesne provides for depreciation on a straight-line basis. At December 31, 1991 depreciation was computed on the basis of the following annual rates expressed as a percentage of original cost: production plant - 2.48% to 5.01%, transmission plant - 1.35% to 3.70%, distribution plant - 1.10% to 4.81% and general plant - 1.82% to 4.82%.
               Amortization of capital leases is based on nuclear fuel burned and rental payments made.
          (C)  Represents net change in construction work in progress.

                                                                  SCHEDULE VI


             SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND
                 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                         Year Ended December 31, 1993
                            (Thousands of Dollars)



     Column A                    Column B       Column C       Column D     Column E      Column F
     --------                    --------       --------       --------     --------      --------
                                                Additions
                                Balance at      Charged to                    Other        Balance
                                Beginning       Costs and                  Changes Add     at End
    Description                  of Year        Expenses (A)  Retirements    (Deduct)      of Year
    -----------                 ----------     -------------  -----------  -----------     -------
Accumulated Depreciation -
  Electric Plant, Exclusive of
  Coal Properties:
    Intangible Plant                $    2,859    $  3,761     $     77      $           $    6,543
    Production Plant                   766,793      68,687        4,457         2,056       833,079
    Transmission Plant                  92,411       6,655          285           365        99,146
    Distribution Plant                 286,802      29,538        7,763         1,805       310,382
    General Plant                       58,798       7,891        2,646                      64,043
    Retirement Work in Progress        (12,715)     (2,137)                                 (14,852)
    Other                                3,535                                 (1,060)        2,475
                                    ----------    --------     --------      --------    ----------
      Total                          1,198,483     114,395       15,228         3,166     1,300,816
                                    ----------    --------     --------      --------    ----------
Accumulated Amortization -
  Capital Leases                       101,860      28,749       45,892                      84,717
                                    ----------    --------     --------      --------    ----------
Accumulated Depreciation and
  Depletion - Coal Properties:
    Depreciation                        24,029       5,781                                   29,810
    Depletion                           10,190         836                                   11,026
                                    ----------    --------     --------      --------    ----------
      Total                             34,219       6,617                                   40,836
                                    ----------    --------     --------      --------    ----------
Accumulated Amortization of
  Limited-term Electric
  Investments                            6,284       4,273                     (1,194)        9,363
                                    ----------    --------     --------      --------    ----------
      Total                         $1,340,846    $154,034     $ 61,120      $  1,972    $1,435,732
                                    ----------    --------     --------      --------    ----------
Accumulated Depreciation -
   Nonutility Property              $      587    $     40                               $      627
                                    ----------    --------     --------      --------    ----------

- ----
Notes:  (A) Amounts shown in column C do not agree with depreciation and amortization shown in the Statement of Consolidated Income due to inclusion on this schedule of fuel amortization. The amounts are included in fuel expense on the Statement of Consolidated Income.

                                                                  SCHEDULE VI



             SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND
                 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                         Year Ended December 31, 1992
                         (Thousands of Dollars)


     Column A                        Column B      Column C       Column D     Column E       Column F
     --------                        --------      --------       --------     --------       --------
                                                   Additions
                                     Balance at    Charged to                   Other        Balance
                                     Beginning     Costs and                   Changes Add    at End
   Description                        of Year      Expenses (A)  Retirements   (Deduct)      of Year
   -----------                      ----------     ------------  -----------   -----------   -------
Accumulated Depreciation -
  Electric Plant, Exclusive of Coal
  Properties:
    Intangible Plant                    $            $           $              $ 2,859     $    2,859
    Production Plant                       709,708     68,199       8,534        (2,580)       766,793
    Transmission Plant                      86,789      6,310         674           (14)        92,411
    Distribution Plant                     269,647     28,321      11,166                      286,802
    General Plant                           54,585      6,499       2,286                       58,798
    Retirement Work in Progress             (8,729)    (3,986)                                 (12,715)
    Other                                    4,597                              $(1,062)         3,535
                                         ---------   --------   ---------      --------    -----------
      Total                              1,116,597    105,343      22,660          (797)     1,198,483
                                         ---------   --------   ---------      --------    -----------
Accumulated Amortization -
  Capital Leases                            84,003     42,989      25,132                      101,860
                                         ---------   --------   ---------      --------    -----------
Accumulated Depreciation and
  Depletion - Coal Properties:
    Depreciation                            18,198      5,831                                   24,029
    Depletion                                9,355        835                                   10,190
                                         ---------   --------   ---------      --------    -----------
      Total                                 27,553      6,666                                   34,219
                                         ---------   --------   ---------      --------    -----------
Accumulated Amortization of
  Limited-term Electric
  Investments                                5,130      1,419                      (265)         6,284
                                        ----------   --------    --------       -------     ----------
      Total                             $1,233,283   $156,417    $ 47,792       $(1,062)    $1,340,846
                                        ----------   --------    --------       -------     ----------
Accumulated Depreciation -
  Nonutility Property                   $      549   $     38                               $      587
                                        ----------   --------    --------       -------     ----------

- ----
Notes:  (A) Amounts shown in column C do not agree with depreciation and amortization shown in the Statement of Consolidated Income due to inclusion on this schedule of fuel amortization. The amounts are included in fuel expense on the Statement of Consolidated Income.

                                                                  SCHEDULE VI


             SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND
                 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                         Year Ended December 31, 1991
                            (Thousands of Dollars)


     Column A                       Column B     Column C       Column D       Column E      Column F
     --------                       --------     --------       --------       --------      --------
                                                 Additions
                                    Balance at   Charged to                     Other        Balance
                                    Beginning    Costs and                    Changes Add    at End
   Description                       of Year     Expenses (A)  Retirements     (Deduct)      of Year
   -----------                     ----------    ------------  -----------    -----------   --------
Accumulated Depreciation -
  Electric Plant, Exclusive of Coal
  Properties:
    Production Plant                   $  654,016    $ 67,662    $11,970         $         $  709,708
    Transmission Plant                     81,019       6,114        344                       86,789
    Distribution Plant                    251,284      27,158      8,795                      269,647
    General Plant                          51,580       6,017      3,012                       54,585
    Retirement Work in Progress            (7,286)     (1,443)                                 (8,729)
    Other                                                                          4,597        4,597
                                       ----------    --------    -------         -------   ----------
      Total                             1,030,613     105,508     24,121           4,597    1,116,597
                                       ----------    --------    -------         -------   ----------
Accumulated Amortization -
  Capital Leases                           80,000      39,108     35,105                       84,003
                                       ----------    --------    -------         -------   ----------
Accumulated Depreciation and
  Depletion - Coal Properties:
    Depreciation                           12,398       5,800                                  18,198
    Depletion                               8,520         835                                   9,355
                                       ----------    --------    -------         -------   ----------
      Total                                20,918       6,635                                  27,553
                                       ----------    --------    -------         -------   ----------
Accumulated Amortization of
  Limited-term Electric
  Investments                               3,938       1,419        227                        5,130
                                       ----------    --------    -------         -------   ----------
      Total                            $1,135,469    $152,670    $59,453         $ 4,597   $1,233,283
                                       ----------    --------    -------         -------   ----------
Accumulated Depreciation -
  Nonutility Property                  $      517    $     32                              $      549
                                       ----------    --------    -------         -------   ----------

Notes:  (A) Amounts shown in column C do not agree to depreciation and amortization shown in the Statement of Consolidated Income due to inclusion on this schedule of nuclear fuel amortization. Such amounts are included in fuel expense on the Statement of Consolidated Income.

                                                               SCHEDULE VIII



               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
             For the Years Ended December 31, 1993, 1992 and 1991
                            (Thousands of Dollars)




      Column A                           Column B        Column C      Column D       Column E     Column  F
      --------                           --------        --------      --------       --------     ---------
                                                               Additions
                                        Balance         --------------------------
                                         at             Charged to      Charged to                         Balance
                                        Beginning       Costs and        Other                              at End
     Description                         of Year        Expenses         Accounts        Deductions         of Year
     -----------                        ---------       ----------      ----------       ----------        --------


Year Ended December 31, 1993
Reserve Deducted from the Asset
  to which it applies:
  Allowance for uncollectible accounts    $7,707         17,093          2,925 (A)       14,443 (B)       $13,282
                                          ------         ------          -----           ------           -------


Year Ended December 31, 1992
Reserve Deducted from the Asset
  to which it applies:
  Allowance for uncollectible accounts    $30,898        10,900          2,101 (A)       36,192(B)        $ 7,707
                                          -------        ------          -----           ------           -------


Year Ended December 31, 1991
Reserve Deducted from the Asset
  to which it applies:
  Allowance for uncollectible accounts    $16,805        24,045          1,674 (A)       11,626(B)        $30,898
                                          -------        ------          -----           ------           -------



- ---
Notes:  (A) Recovery of accounts previously written off.
        (B) Accounts receivable written off.

                                                                    SCHEDULE X


           SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
            For the Years Ended December 31, 1993, 1992 and 1991
                           (Thousands of Dollars)


                   Column A                                  Column B
                   --------                                  --------
                                                  Charged to Costs and Expenses
                                                --------------------------------
                  Description                     1993         1992      1991
                  -----------                     ----         ----      ----
Maintenance                                     $80,292 (A)   $79,397   $83,985
Amortization of extraordinary property losses    15,501        16,444    16,444
Taxes other than payroll and income taxes:
       Gross receipts                            34,650        34,498    37,870
       Property                                  14,284 (B)    31,120    34,489
       Capital Stock                             12,132         9,051    12,014

- ---
Under the system of accounting followed by Duquesne, a portion of maintenance expenses and of taxes other than payroll and income taxes represents amounts charged to coal inventories. The inventory accounts are relieved and operation expense charged as the coal is used.

(A) Duquesne changed, as of January 1, 1993, its method of accounting for maintenance costs during scheduled major fossil station outages. Prior to that time, maintenance costs incurred for scheduled major outages at fossil stations were charged to expense as these costs were incurred. Under the new accounting policy, Duquesne accrues, over the periods between outages, anticipated expenses for scheduled major fossil station outages. (Maintenance costs incurred for non-major scheduled outages and for forced outages will continue to be charged to expense as such costs are incurred.) This new method was adopted to match more accurately the maintenance costs and the revenue produced during the periods between scheduled major fossil station outages. The cumulative effect of $5.4 million (net of income taxes of $3.9 million) of the change on prior years is reflected on the Statement of Consolidated Income as "Accounting for maintenance costs - net".

(B) The 1993 decrease reflects a favorable resolution of property tax assessments. In 1993, Duquesne recorded on the basis of this revised assessment, the expected refunds of these overpayments related to prior years.

                                 SIGNATURES

  Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                        DUQUESNE LIGHT COMPANY
                                             (Registrant)

Date:  March 22, 1994               By:   /s/ Wesley W. von Schack
                                       -------------------------------------
                                                 (Signature)
                                            Wesley W. von Schack
                                           Chairman of the Board,
                                       President and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                    Title                          Date
          ---------                    -----                          ----

  /s/ Wesley W. von Schack    Chairman of the Board, President,   March 22, 1994
  -------------------------    Chief Executive Officer and
   Wesley W. von Schack        Director


  /s/ Gary L. Schwass         Vice President - Finance and        March 22, 1994
  -------------------------    Chief Financial Officer
     Gary L. Schwass

  /s/ Raymond H. Panza        Controller and Principal            March 22, 1994
  -------------------------    Accounting Officer
     Raymond H. Panza

  /s/ John M. Arthur          Director                            March 22, 1994
  -------------------------
     John M. Arthur

  /s/ Daniel Berg             Director                            March 22, 1994
  -------------------------
     Daniel Berg

  /s/ Doreen E. Boyce         Director                            March 22, 1994
  -------------------------
     Doreen E. Boyce

  /s/ Robert P. Bozzone       Director                            March 22, 1994
  -------------------------
     Robert P. Bozzone

  /s/ Sigo Falk               Director                            March 22, 1994
  -------------------------
     Sigo Falk

                              Director                            March 22, 1994
  -------------------------
   W. H. Knoell

  /s/ G. Christian Lantzsch   Director                            March 22, 1994
  -------------------------
     G. Christian Lantzsch

  /s/ Robert Mehrabian        Director                            March 22, 1994
  -------------------------
     Robert Mehrabian

  /s/ Thomas J. Murrin        Director                            March 22, 1994
  -------------------------
     Thomas J. Murrin

  /s/ Robert B. Pease         Director                            March 22, 1994
  -------------------------
     Robert B. Pease

  /s/ Eric W. Springer        Director                            March 22, 1994
  -------------------------
     Eric W. Springer

                         INDEPENDENT AUDITORS' REPORT









To the Directors and Stockholder of Duquesne Light Company:

We have audited the accompanying consolidated balance sheets of Duquesne Light Company and its subsidiary as of December 31, 1993 and 1992, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Duquesne Light Company and its subsidiary as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note A to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109, and the Company changed its method of accounting for maintenance costs during scheduled major fossil station outages.


/s/ Deloitte & Touche
Pittsburgh, Pennsylvania
January 25, 1994

Glossary of Terms

Following are explanations of certain financial and operating terms used in our report and unique in our core business.

Allowance for Funds Used During Construction (AFC)
- --------------------------------------------------
AFC is an amount recorded on the books of a utility during the period of construction of plant. The amount represents the estimated cost of both debt and equity used to finance the construction.

Construction Work In Progress (CWIP)
- ------------------------------------
This amount represents utility plant in the process of construction but not yet placed in service. The amount is shown on the consolidated balance sheet as a component of property, plant and equipment.

Deferred Energy Costs
- ---------------------
In conjunction with the Energy Cost Rate Adjustment Clause, Duquesne Light Company records deferred energy costs to offset differences between actual energy costs and the level of energy costs currently recovered from customers.

Energy Cost Rate Adjustment Clause (ECR)
- ----------------------------------------
Duquesne Light Company recovers through the ECR, to the extent that such amounts are not included in base rates, the cost of nuclear fuel, fossil fuel and purchased power costs and passes to its customers the profits from short-term power sales to other utilities.

Federal Energy Regulatory Commission (FERC)
- -------------------------------------------
FERC is an independent five-member commission within the U.S. Department of Energy. Among its many responsibilities, FERC sets rates and charges for the wholesale transportation and sale of natural gas and electricity, and the licensing of hydroelectric power projects.

Kilowatt (KW)
- -------------
A kilowatt is a unit of power or capacity. A kilowatt hour (KWH) is a unit of energy or kilowatts times the length of time the kilowatts are used. For example, a 100-watt bulb has a demand of .1 KW and, if burned continuously, will consume 1 KWH in ten hours. One thousand KWs is a megawatt (MEGAWATT). One thousand KWHs is a megawatt hour (MWH).

Nuclear Decommissioning Costs
- -----------------------------
Decommissioning costs are expenses to be incurred in connection with the entombment, decontamination, dismantlement, removal and disposal of the structures, systems and components of a nuclear power plant that has permanently ceased the production of electric energy.

Peak Load
- ---------
Peak load is the amount of electricity required during periods of highest demand. Peak periods fluctuate by season and generally occur in the morning hours in winter and in late afternoon during the summer.

Pennsylvania Public Utility Commission (PUC)
- --------------------------------------------
The Pennsylvania governmental body that regulates all utilities (electric, gas, telephone, water, etc.) is made up of five members (one a chairman) appointed by the governor.

Regulatory Asset
- ----------------
Costs that Duquesne Light Company would otherwise have charged to expense are capitalized or deferred because these costs are currently being recovered or because it is probable that the PUC will allow recovery of these costs through rates.


DUQUESNE LIGHT COMPANY                              (Thousands of Dollars)
STATEMENT OF CONSOLIDATED INCOME                    Year Ended December 31,
- --------------------------------                    -----------------------
                                              1993           1992          1991
- --------------------------------------------------------------------------------
Operating Revenues:
Customers:
    Current                             $1,175,578     $1,181,242    $1,181,514
    Deferred (Note J)                     (100,315)       (98,201)      (78,344)
Other                                       85,713        104,348        96,480
- --------------------------------------------------------------------------------
    Total Operating Revenues             1,160,976      1,187,389     1,199,650
- --------------------------------------------------------------------------------

Operating Expenses:
Fuel                                       206,896        255,866       237,855
Purchased power                             14,032          9,474        12,900
Other operating                            297,510        279,228       289,178
Maintenance                                 80,292         79,146        83,773
Depreciation and amortization              140,500        127,924       119,264
Taxes other than income taxes               72,160         85,368        95,067
Income taxes (Note F)                      103,700         96,253        95,941
- --------------------------------------------------------------------------------
    Total Operating Expenses               915,090        933,259       933,978
- --------------------------------------------------------------------------------

Operating Income                           245,886        254,130       265,672
- --------------------------------------------------------------------------------
Other Income and (Deductions):
Allowance for equity funds used during
 construction                                  869          2,598         1,855
Long-term power sale write-off (Note J)    (15,225)            --            --
Carrying charges on deferred revenues        1,801         15,145        21,514
Income taxes (Note F)                       19,033        (11,746)       (5,132)
Other-net                                    3,693         13,205        (9,379)
- --------------------------------------------------------------------------------
    Total Other Income and (Deductions)     10,171         19,202         8,858
- --------------------------------------------------------------------------------

Income Before Interest Charges             256,057        273,332       274,530
- --------------------------------------------------------------------------------
Interest Charges:
Interest on long-term debt                 108,479        123,402       131,499
Other interest                               3,517          2,458         2,316
Allowance for borrowed funds used during
 construction                                 (726)        (2,296)       (2,418)
- --------------------------------------------------------------------------------
    Total Interest Charges                 111,270        123,564       131,397
- --------------------------------------------------------------------------------
Income Before Cumulative Effect on Prior
 Years of Changes in Accounting
 Principles                                144,787        149,768       143,133
Adoption of SFAS 109 - Income Taxes
 (Notes A and F)                             8,000             --            --
Accounting for maintenance costs -- net
 (Note A)                                   (5,425)            --            --
- --------------------------------------------------------------------------------
Net Income                                 147,362        149,768       143,133

Dividends on Preferred and Preference
 Stock                                       9,188          9,411        10,801
- --------------------------------------------------------------------------------
  Earnings for Common Stock               $138,174       $140,357      $132,332
================================================================================

See Notes to Consolidated Financial Statements.


DUQUESNE LIGHT COMPANY                                   (Thousands of Dollars)
CONSOLIDATED BALANCE SHEET                               Year Ended December 31,
- --------------------------                               -----------------------
ASSETS                                                     1993            1992
- --------------------------------------------------------------------------------
Property, Plant and Equipment:
Electric plant in service (Note A)                   $4,100,058      $3,860,040
Construction work in progress                            59,777          67,435
Property held under capital leases (Note E)             177,800         212,172
Property held for future use (Note J)                   216,863         216,893
- --------------------------------------------------------------------------------
    Total                                             4,554,498       4,356,540
Less accumulated depreciation and amortization       (1,435,732)     (1,340,846)
- --------------------------------------------------------------------------------
    Property, Plant and Equipment--Net                3,118,766       3,015,694
- --------------------------------------------------------------------------------

Other Property and Investments (at cost):
Investment in DQE Common Stock                           29,998          30,000
Other property and investments                           31,062          21,307

Current Assets:
Cash and temporary cash investments (at cost
 which approximates market)                                  --           6,156
Receivables (Note D):
    Electric customer accounts receivable               107,342         109,692
    Tax receivables                                      18,857           2,403
    Other receivables                                    35,842          23,700
    Less: Allowance for uncollectible accounts          (13,282)         (7,707)
- --------------------------------------------------------------------------------
    Receivables less allowance for uncollectible
     accounts                                           148,759         128,088
    Less: Receivables sold                               (9,000)        (76,000)
- --------------------------------------------------------------------------------
    Total Receivables                                   139,759          52,088
- --------------------------------------------------------------------------------
Materials and supplies (generally at average cost):
    Coal                                                 26,793          39,297
    Operating and construction                           64,885          66,016
Other current assets                                      8,130          11,766
- --------------------------------------------------------------------------------
    Total Current Assets                                239,567         175,323
- --------------------------------------------------------------------------------

Other Assets:
Extraordinary property loss (Note B)                     35,781          46,447
Unamortized loss on reacquired debt (Note C)             95,266          70,324
Beaver Valley Unit 2 sale/leaseback premium (Note E)     34,903          36,371
Deferred rate synchronization costs (Note J)             51,149          51,149
Phase-in plan deferrals (Note E)                         28,621         127,996
Uncollected deferred income taxes (Note A)              569,555              --
Deferred debits                                         162,798         152,844
- --------------------------------------------------------------------------------
    Total Other Assets                                  978,073         485,131
- --------------------------------------------------------------------------------
       Total Assets                                  $4,397,466      $3,727,455
================================================================================

See Notes to Consolidated Financial Statements.


DUQUESNE LIGHT COMPANY                                    (Thousands of Dollars)
CONSOLIDATED BALANCE SHEET                                  As of December 31,
- --------------------------                                  ------------------
CAPITALIZATION AND LIABILITIES                             1993            1992
- --------------------------------------------------------------------------------
Capitalization (Note C):
Common stock (authorized -- 90,000,000 shares,
 issued -- 10 shares)                                $       --      $       --
Capital surplus                                         805,755         806,867
Retained earnings                                       294,916         300,742
- --------------------------------------------------------------------------------
    Total common stockholder's equity                 1,100,671       1,107,609
- --------------------------------------------------------------------------------
Non-redeemable preferred and preference stock           121,906         121,906
Redeemable preferred and preference stock                 8,392           8,579
Non-redeemable preference stock, Plan Series A           29,956          29,995
- --------------------------------------------------------------------------------
    Total preferred and preference stock before
    deferred ESOP benefit (involuntary liquidation
    values of $160,117 and $160,342 exceed par by
    $81,585 and $81,808, respectively)                  160,254         160,480
Deferred employee stock ownership plan (ESOP) benefit   (27,126)        (28,471)
- --------------------------------------------------------------------------------
    Total  preferred and preference stock (Note C)      133,128         132,009
- --------------------------------------------------------------------------------
Senior secured debt (excluding Pollution Control
 Notes)                                                 999,400       1,018,098
Other long-term debt                                    422,524         398,915
Unamortized debt discount and premium-net                (5,219)         (4,012)
- --------------------------------------------------------------------------------
    Total long-term debt (Note C)                     1,416,705       1,413,001
- --------------------------------------------------------------------------------
    Total Capitalization                              2,650,504       2,652,619
- --------------------------------------------------------------------------------
Obligations Under Capital Leases (Note E)                55,733          71,876
- --------------------------------------------------------------------------------
Current Liabilities:
Notes payable                                            10,991              --
Current maturities and sinking fund requirements
 (Notes C and E)                                         45,741          46,054
Accounts payable                                        112,401         118,423
Accrued taxes                                            49,345          48,191
Accrued interest                                         14,185          28,258
Dividends declared                                       36,436          35,109
Deferred energy costs (Note A)                           10,108          18,893
- --------------------------------------------------------------------------------
    Total Current Liabilities                           279,207         294,928
- --------------------------------------------------------------------------------
Other Noncurrent Liabilities:
Investment tax credits unamortized                      129,574         135,580
Accumulated deferred income taxes (Note A)            1,145,782         470,716
Deferred credits (Note A)                               136,666         101,736
- --------------------------------------------------------------------------------
    Total Other Noncurrent Liabilities                1,412,022         708,032
- --------------------------------------------------------------------------------
Commitments and Contingencies (Notes B through L)
- --------------------------------------------------------------------------------
    Total Capitalization and Liabilities             $4,397,466      $3,727,455
================================================================================

See Notes to Consolidated Financial Statements.


DUQUESNE LIGHT COMPANY                             (Thousands of Dollars)
STATEMENT OF CONSOLIDATED CASH FLOWS               Year Ended December 31,
- ------------------------------------               -----------------------
                                                  1993       1992       1991
- --------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income                                     $ 147,362  $ 149,768  $ 143,133
Principal non-cash charges (credits) to net
 income:
  Depreciation and amortization                  140,500    127,924    119,264
  Capital lease and other amortization            32,428     49,001     56,437
  Deferred income taxes and investment tax
   credits -- net                                (34,795)   (10,896)   (18,974)
  Allowance for equity funds used during
   construction                                     (869)    (2,598)    (1,855)
  Phase-in plan revenues and related carrying
   charges                                        99,375     83,056)    56,830)
  Changes in working capital other than cash
   (Note H)                                      (96,799)    55,193)   (41,651)
Other -- net                                      19,505      7,166)    36,691)
- --------------------------------------------------------------------------------
   Net Cash Provided from Operating Activities   306,707    458,614)   349,875)
- --------------------------------------------------------------------------------
Cash Flows Used By Investing Activities:
Construction expenditures                       (100,628)  (112,409)  (125,358)
Purchase of DQE common stock                          --    (18,476)   (11,524)
Allowance for borrowed funds used during
 construction                                       (726)    (2,296)    (2,418)
Other -- net                                     (12,317)    (7,877)    (6,905)
- --------------------------------------------------------------------------------
   Net Cash Used by Investing Activities        (113,671)  (141,058)  (146,205)
- --------------------------------------------------------------------------------
Cash Flows Used In Financing Activities:
Sale of bonds                                    740,500    312,925     50,000
Increase in notes payable                         10,990         --         --
Dividends on capital stock                      (154,204)  (151,404)  (143,801)
Reductions of long-term obligations:
   Preferred and preference stock                   (187)   (24,158)   (38,505)
   Long-term debt                               (735,048)  (394,951)   (58,782)
   Other obligations                             (27,751)   (43,686)   (42,997)
Premium on reacquired debt                       (31,702)   (18,127)    (2,947)
Contribution from parent company                      --     45,000     30,000
Beaver Valley Unit 2 sale/leaseback premium           --    (36,371)        --
Other -- net                                      (1,790)    (3,797)       963
- --------------------------------------------------------------------------------
   Net Cash Used In Financing Activities        (199,192)  (314,569)  (206,069)
- --------------------------------------------------------------------------------
Net increase (decrease) in cash and temporary
   cash investments                               (6,156)     2,987     (2,399)
Cash and temporary cash investments at
 beginning of year                                 6,156      3,169      5,568
- --------------------------------------------------------------------------------
Cash and temporary cash investments at end of
 year                                          $      --  $   6,156  $   3,169
================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION


Cash paid during the year for:
Interest (net of amount capitalized)            $124,692  $126,014  $136,147
- --------------------------------------------------------------------------------
Income taxes                                    $133,303  $112,859  $ 86,201
- --------------------------------------------------------------------------------
Non-cash investing and financing activities:
Capital lease obligations recorded              $ 11,811  $ 17,089  $ 22,028
ESOP preference stock issued                    $     --  $     --  $ 30,000
================================================================================

See Notes to Consolidated Financial Statements.


DUQUESNE LIGHT COMPANY                                  (Thousands of Dollars)
STATEMENT OF CONSOLIDATED RETAINED EARNINGS             Year Ended December 31,
- -------------------------------------------             -----------------------
                                                        1991      1992      1991
- --------------------------------------------------------------------------------
Balance, January 1                                  $300,742  $301,385  $302,053
Net Income for the Year                              147,362   149,768   143,133
- --------------------------------------------------------------------------------
   Total                                             448,104   451,153   445,186
- --------------------------------------------------------------------------------
Cash dividends declared:
   Preferred stock                                     4,740     4,906     5,456
   Preference stock (net of tax benefit of ESOP
    dividend)                                          4,448     4,505     5,345
   Common stock                                      144,000   141,000   133,000
- --------------------------------------------------------------------------------
     Total Cash Dividends Declared                   153,188   150,411   143,801
- --------------------------------------------------------------------------------
Balance, December 31                                $294,916  $300,742  $301,385
================================================================================

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. SUMMARY OF ACCOUNTING POLICIES


Consolidation and Reclassifications
- --------------------------------------------------------------------------------
The consolidated financial statements include the accounts of Duquesne Light Company (Duquesne) and its wholly owned subsidiary. All material intercompany balances and transactions have been eliminated in the preparation of the consolidated financial statements.

Basis of Accounting
- --------------------------------------------------------------------------------
The consolidated financial statements reflect the rate-making practices of Duquesne and contain regulatory assets and liabilities as deferred charges and credits in accordance with Statement of Financial Accounting Standards Number
71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71). Duquesne's accounting practices conform to the Uniform System of Accounts prescribed by the Federal Energy Regulatory Commission (FERC) and the requirements of the Pennsylvania Public Utility Commission (PUC). The Company is also subject to the accounting and reporting requirements of the Securities and Exchange Commission (SEC).

Property, Plant and Equipment
- --------------------------------------------------------------------------------
The asset values of properties are stated at original construction cost, which includes related payroll taxes, pensions, and other fringe benefits, as well as administrative and general costs. Also included in original construction cost is an allowance for funds used during construction (AFC), which represents the estimated cost of debt and equity funds used to finance construction. The amount of AFC that is capitalized will vary according to changes in the cost of capital and in the level of construction work in progress (CWIP). On a current basis, Duquesne does not realize cash from the allowance for funds used during construction. Duquesne does realize cash, during the service life of the plant, through increased revenues reflecting a higher rate base (upon which a return is earned) and increased depreciation. The AFC rates applied to CWIP were 9.6 percent in 1993, 10.3 percent in 1992, and 9.6 percent in 1991.

Additions to, and replacements of, property units are charged to plant accounts. Maintenance, repairs and replacement of minor items of property are recorded as expenses when they are incurred. The costs of properties that are retired (plus removal costs and less any salvage value) are charged to the accumulated provision for depreciation.

Substantially all of Duquesne's properties are subject to a first mortgage lien, and substantially all of Duquesne's electric properties are subject to junior liens.

Depreciation
- --------------------------------------------------------------------------------
Depreciation of property, plant and equipment, including plant-related intangibles, is recorded on a straight-line basis over the estimated useful lives of properties. Amortization of other intangibles is recorded on a straight-line basis over a five-year period. Depreciation and amortization of other properties are calculated on various bases.

Nuclear Decommissioning
- --------------------------------------------------------------------------------
The PUC ruled that recovery of the decommissioning costs for Beaver Valley Unit
1 could begin in 1977 and that recovery for Beaver Valley Unit 2 and Perry Unit
1 could begin in 1988. Duquesne expects to decommission each nuclear plant at the end of its life, a date that currently coincides with the expiration of each plant's operating license. (See Note L.) The total estimated decommissioning costs, including removal and decontamination costs, being recovered in rates are $70 million for Beaver Valley Unit 1, $20 million for Beaver Valley Unit 2, and $38 million for Perry Unit 1. These amounts were based upon the most recent studies available at the time of Duquesne's last rate case.

Since the time of Duquesne's last rate case, site specific studies have been performed to update the estimated decommissioning costs, in current dollars, for each of its nuclear generating units. In 1992, Duquesne's share of the estimated decommissioning costs for Beaver Valley Unit 2 was revised to $35 million. Duquesne's share of decommissioning costs, which is based on preliminary site specific studies to be finalized early in 1994, is estimated to increase to $134 million for Beaver Valley Unit 1 and to $71 million for Perry.

During 1994, it is Duquesne's intention to increase the annual contribution to its decommissioning trusts by $2 million to bring the total annual funding to approximately $4 million per year. Duquesne plans to continue making periodic reevaluations of estimated decommissioning costs, to provide additional funding from time to time, and to seek regulatory approval for recognition of these increased funding levels.

Duquesne records decommissioning costs under the category of depreciation expense and accrues a liability, equal to that amount, for nuclear decommissioning expense. Such nuclear decommissioning funds are deposited in external, segregated trust accounts. Trust fund earnings increase the fund balance and the recorded liability. The aggregate trust fund balances at the end of 1993 totaled $18.1 million. On Duquesne's consolidated balance sheet, the decommissioning trusts have been reflected in other property and investments, and the related liability has been recorded as other deferred credits.

Maintenance
- --------------------------------------------------------------------------------
Maintenance expense incurred for scheduled refueling outages at Duquesne's nuclear units is deferred and amortized over the period between scheduled outages. Duquesne changed, as of January 1, 1993, its method of accounting for maintenance costs during scheduled major fossil station outages. Prior to that time, maintenance costs incurred for scheduled major outages at fossil stations were charged to expense as these costs were incurred. Under the new accounting policy, Duquesne accrues, over the periods between outages, anticipated expenses for scheduled major fossil station outages. (Maintenance costs incurred for non-major scheduled outages and for forced outages will continue to be charged to expense as such costs are incurred.) This new method was adopted to match more accurately the maintenance costs and the revenue produced during the periods between scheduled major fossil station outages.

The cumulative effect (approximately $5.4 million, net of income taxes of approximately $3.9 million) of the change on prior years was included in income in 1993. The effect of the change in 1993 was to reduce income, before the cumulative effect of changes in accounting principle, by approximately $2.4 million or $.05 per share and to reduce net income, after the cumulative effect of changes in accounting principle, by approximately $7.8 million or $.15 per share.

Revenues
- --------------------------------------------------------------------------------
Meters are read monthly and customers are billed on the same basis. Revenues are recorded in the accounting periods for which they are billed. Deferred revenues are associated with Duquesne's 1987 rate case. (See Note J.)

Income Taxes
- --------------------------------------------------------------------------------
On January 1, 1993, Duquesne adopted Statement of Financial Accounting Standards Number 109 (SFAS No. 109). Implementation of SFAS No. 109 involved a change in accounting principle. The cumulative $8 million effect on prior years was reported in 1993 as an increase in net income.

SFAS No. 109 requires that the liability method be used in computing deferred taxes on all differences between book and tax bases of assets. These book tax differences occur when events and transactions recognized for financial reporting purposes are not recognized in the same period for tax purposes. As a utility, Duquesne recognizes uncollected deferred income taxes for these deferred tax liabilities that are expected to be recovered from customers through rates. The adoption of SFAS No. 109 on January 1, 1993 resulted in a $700 million increase in deferred tax liabilities and the recognition of $550 million in net regulatory assets. Prior to the adoption of SFAS No. 109, Duquesne recorded certain costs in electric plant in service net of taxes. Because SFAS No. 109 eliminates this "net of tax" accounting, the adoption of SFAS No. 109 also resulted in an increase in plant assets of $150 million.

When applied to reduce Duquesne's income tax liability, investment tax credits related to utility property generally were deferred. Such credits are subsequently reflected, over the lives of the related assets, as reductions to tax expense.

Energy Cost Rate Adjustment Clause (ECR)
- --------------------------------------------------------------------------------
Through the ECR, Duquesne recovers (to the extent that such amounts are not included in base rates) nuclear fuel, fossil fuel and purchased power expenses and, also through the ECR, passes to its customers the profits from short-term power sales to other utilities. Nuclear fuel expense is recorded on the basis of the quantity of electric energy generated and includes such costs as the fee, imposed by the United States Department of Energy (DOE), for future disposal and ultimate storage and disposition of spent nuclear fuel. Fossil fuel expense includes the costs of coal and fuel oil used in the generation of electricity.

Duquesne defers fuel and other energy expenses for recovery through the ECR in subsequent years. The deferrals reflect the difference between the amount that Duquesne is currently collecting from customers and its actual fuel costs. The Pennsylvania Public Utility Commission (PUC) annually reviews Duquesne's fuel costs for the fiscal year April through March, compares them to previously projected fuel costs and adjusts the ECR for over- or under-recoveries and for two PUC-established coal cost standards. (See Note J.)

Over- or under-recoveries from customers are recorded in the Consolidated Balance Sheet of Duquesne as payable to, or receivable from, customers. At December 31, 1993 and 1992, $10.1 million and $18.9 million were payable to customers and shown as deferred energy costs.

Cash Flows
- --------------------------------------------------------------------------------
For the purpose of the statement of cash flows, Duquesne considers all highly liquid investments maturing in three or fewer months to be cash equivalents.

Reclassifications
- --------------------------------------------------------------------------------
The 1992 and 1991 financial statements have been reclassified to conform with accounting presentations adopted during 1993.

B. EXTRAORDINARY PROPERTY LOSS

In 1984, Duquesne, Ohio Edison Company, The Cleveland Electric Illuminating Company, Pennsylvania Power Company and The Toledo Edison Company agreed to minimize construction work and cash expenditures on Perry Unit 2 until several alternatives, including resumption of construction or cancellation of the unit, were evaluated. Duquesne abandoned its interest in the unit in 1986 and subsequently disposed of its interest in 1992.

In 1987, the PUC approved recovery, over a 10-year period, of Duquesne's original $155 million investment in Perry Unit 2. Duquesne is not earning a return on the as yet unrecovered portion (approximately $39.4 million at December 31, 1993) of its investment in the unit.

C. CAPITALIZATION

Common Stock and Capital Surplus
- --------------------------------------------------------------------------------
In July 1989, Duquesne became a wholly owned subsidiary of DQE, the holding company formed as part of a shareholder-approved restructuring. As a result of the restructuring, DQE common stock replaced all outstanding shares of Duquesne common stock, except for ten shares which DQE holds.

DQE or its predecessor, Duquesne, has continuously paid dividends on common stock since 1953. Dividends may be paid on DQE common stock to the extent permitted by law and as declared by its board of directors. However, in Duquesne's Restated Articles of incorporation, provisions relating to preferred and preference stock may restrict the payment of Duquesne's common dividends. No dividends or distributions may be made on Duquesne's common stock if Duquesne has not paid dividends or sinking fund obligations on its preferred or preference stock. Further, the aggregate amount of Duquesne's common stock dividend payments or distributions may not exceed certain percentages of net income if the ratio of common stockholders' equity to total capitalization is less than specified percentages. As all of Duquesne's common stock is owned by DQE, to the extent that Duquesne cannot pay common dividends, DQE may not be able to pay dividends to its common stockholders. No part of the retained earnings of Duquesne was restricted at December 31, 1993.

- --------------------------------------------------------------------------------
Capital Surplus                                 (Amounts in Thousands of Shares)
Year Ended December 31,                             1993       1992       1991
- --------------------------------------------------------------------------------
Capital Surplus                                 $     --   $     --   $     --
Premium on common stock                          807,593    808,707    764,687
Capital stock expense                             (1,838)    (1,840)    (1,968)
- --------------------------------------------------------------------------------
  Total Capital Surplus                         $805,755   $806,867   $762,719
================================================================================

Preferred and Preference Stock
- --------------------------------------------------------------------------------
Holders of Duquesne's preferred stock are entitled to cumulative quarterly dividends. If four quarterly dividends on any series of preferred stock are in arrears, holders of the preferred stock are entitled to elect a majority of Duquesne's board of directors until all dividends have been paid. At December
31, 1993, Duquesne had made all preferred stock dividend payments.

Holders of Duquesne's preference stock are entitled to receive cumulative quarterly dividends if dividends on all series of preferred stock are paid. If six quarterly dividends on any series of preference stock are in arrears, holders of the preference stock are entitled to elect two of Duquesne's directors until all dividends have been paid. At December 31, 1993, Duquesne had made all dividend payments.

Outstanding preferred and preference stock is generally callable, on notice of not less than 30 days, at stated prices (See table on page 55.) plus accrued dividends. On January 14, 1994, Duquesne called for redemption of all of its outstanding shares of $2.10 and $7.50 preference stock. None of the remaining preferred or preference stock issues has mandatory purchase requirements.

In December 1991, Duquesne established an Employee Stock Ownership Plan (ESOP) to provide matching contributions for a 401(k) Retirement Savings Plan for Management Employees. (See Note I.) Duquesne issued and sold 845,070 shares of redeemable preference stock, plan series A to the trustee of the ESOP. As consideration for the stock, Duquesne received a note valued at $30 million from the trustee. The preference stock has an annual dividend rate of $2.80 per share, and each share of the preference stock is exchangeable for one share of DQE common stock. At December 31, 1993, $27.1 million of preference stock issued in connection with the establishment of the ESOP had been offset, for financial statement purposes, by the recognition of a deferred ESOP benefit. Dividends on the preference stock and cash contributions from Duquesne will be used to repay the ESOP note. During 1993, Duquesne made cash contributions of approximately $2.1 million, the difference between the ESOP debt service and the amount of dividends on ESOP shares (approximately $2.3 million). As shares of preference stock are allocated to the accounts of participants in the ESOP, Duquesne recognizes compensation expense, and the amount of the deferred compensation benefit is amortized. In 1993, Duquesne recognized $1.7 million of compensation expense related to the 401(k) plan.

Preferred and Preference Stock of Duquesne Light Company at December 31
- --------------------------------------------------------------------------------

                                                                    (Shares and Amounts in Thousands)
                                                         ------------------------------------------------------------
                                                               1993                1992                1991
                                           Call Price    ------------------------------------------------------------
                                            Per Share    Shares   Amount     Shares   Amount     Shares   Amount
- ---------------------------------------------------------------------------------------------------------------------
Preferred Stock Series: (a)
3.75% (b) (c)                                 $ 51.00       148 $  7,407        148 $  7,407        148 $  7,407
4.00% (b) (c)                                   51.50       550   27,486        550   27,486        550   27,486
4.10% (b) (c)                                   51.75       120    6,012        120    6,012        120    6,012
4.15% (b) (c)                                   51.73       132    6,643        132    6,643        132    6,643
4.20% (b) (c)                                   51.71       100    5,021        100    5,021        100    5,021
$2.10 (b) (c)                                   51.84       159    8,039        159    8,039        159    8,039
$7.20 (c) (d)                                  101.00       319   31,915        319   31,915        319   31,915
$8.375 (d) (e)                                     --        --       --         --       --         80    7,945
- ---------------------------------------------------------------------------------------------------------------------
  Total Preferred Stock                                   1,528   92,523      1,528   92,523      1,608  100,468
- ---------------------------------------------------------------------------------------------------------------------
Preference Stock Series: (f)
$2.100 (c) (g) (h)                              25.00     1,175   29,383      1,175   29,383      1,175   29,383
$7.500 (d) (e) (h)                             101.00        84    8,392         86    8,579         87    8,692
$9.125 (d) (e)                                     --        --       --         --       --        161   16,100
Plan Series A (c) (i)                           37.74       844   29,956        845   29,995        845   30,000
- ---------------------------------------------------------------------------------------------------------------------
  Total Preference Stock                                  2,103   67,731      2,106   67,957      2,268   84,175
- ---------------------------------------------------------------------------------------------------------------------
Purchase and sinking fund requirements                                --                  --             (17,300)
Deferred ESOP benefit                                            (27,126)            (28,471)            (30,000)
- ---------------------------------------------------------------------------------------------------------------------
  Total Preferred and Preference Stock                    3,631 $133,128      3,634 $132,009      3,876 $137,343
=====================================================================================================================

(a) Preferred stock: 4,000,000 authorized shares; $50 par value; cumulative
(b) $50 per share involuntary liquidation value
(c) Non-redeemable
(d) $100 per share involuntary liquidation value
(e) Redeemable
(f) Preference stock: 8,000,000 authorized shares; $1 par value; cumulative
(g) $25 per share involuntary liquidation value
(h) Redeemed January 14, 1994
(i) $35.50 per share involuntary liquidation value


Long-Term Debt
- --------------------------------------------------------------------------------
At December 31, 1993, Duquesne had $1.433 billion of outstanding debt securities; these consisted of $960 million of first collateral trust bonds, $49 million of first mortgage bonds, $418 million of pollution control notes and $6 million of debentures.

During 1992, Duquesne began issuing secured debt under a new first collateral trust indenture. This indenture will ultimately replace Duquesne's 1947 first mortgage bond indenture.

First collateral trust bonds totaling $695 million and $265 million, and having weighted average interest rates of 6.58 percent and 8.04 percent, were issued in 1993 and 1992.

Since 1985, Duquesne has reacquired $1.561 billion of first mortgage bonds. The difference between the purchase prices and the net carrying amounts of these bonds has been included in the consolidated balance sheet as unamortized loss on reacquired debt. At December 31, 1993, the balance of unamortized loss on reacquired debt was $95.3 million.


Long-Term Debt at December 31
- --------------------------------------------------------------------------------
Senior Secured Debt at December 31,              Principal Outstanding
                                           (Amounts In Thousands of Dollars)
                                           -------------------------------------
Interest Rate (a)       Maturity                    1993        1992
- --------------------------------------------------------------------------------
First Collateral Trust Bonds:
  4.75%                  5-15-96                $ 50,000  $       --
  6.08%                 11-15-97                  50,000      50,000
  6.15%                  2-12-98                  35,000          --
  5.85%                  6-01-98                  35,000          --
  6.55%                 11-15-98                   5,000       5,000
  5.90%                  7-01-99                  75,000          --
  6.45%                  3-01-00                  45,000          --
  6.10%                  5-10-00                  55,000          --
  6.65%                  4-01-03                  45,000          --
  6.70%                  5-15-03                  55,000          --
  6.625%                 6-15-04                 100,000          --
  8.75%                  5-15-22                 100,000     100,000
  8.20%                 11-15-22                  10,000      10,000
  7.625%                 4-15-23                 100,000          --
  8.375%                 5-15-24                 100,000     100,000
  7.55%                  6-15-25                 100,000          --
Less current maturities and sinking fund
 requirements (b)                                 (9,600)         --
- --------------------------------------------------------------------------------
  Total First Collateral Trust Bonds             950,400     265,000
- --------------------------------------------------------------------------------
First Mortgage Bonds:
  8.25%                   6-1-95                  49,500      50,000
  5.125%                  2-1-96                      --      22,800
  5.25%                   2-1-97                      --      24,600
  6.375%                  2-1-98                      --      34,700
  7.00%                   1-1-99                      --      30,000
  7.75%                   7-1-99                      --      28,647
  8.75%                   3-1-00                      --      29,700
  7.875%                  3-1-01                      --      34,650
  7.50%                  12-1-01                      --      26,461
  7.50%                   6-1-02                      --      28,470
  7.25%                   1-1-03                      --      32,670
  7.75%                   7-1-03                      --      35,000
  8.625%                  4-1-04                      --      43,650
  9.50%                   3-1-05                      --      49,000
  8.375%                  4-1-07                      --      96,400
  9.50%                  12-1-16                      --      98,000
  9.00%                   2-1-17                      --      99,000
Less current maturities and sinking fund
 requirements                                       (500)    (10,650)
- --------------------------------------------------------------------------------
  Total First Mortgage Bonds                      49,000     753,098
- --------------------------------------------------------------------------------
  Total Senior Secured Debt                      999,400   1,018,098
- --------------------------------------------------------------------------------

Other Long-Term Debt at December 31                               Principal Outstanding
                                                           (Amounts In Thousands of Dollars)
                                                           ----------------------------------
Interest Rate (a)      Maturity     Series                             1993         1992
- ---------------------------------------------------------------------------------------------
Pollution Control Notes:
  (c) (d)                9-1-11  1992 Allegheny County Series A       47,925       47,925
      (c)               12-1-13  1990 Allegheny County Series A       50,000       50,000
   5.739%                6-1-03  1973 Beaver County Series A           9,500        9,800
      (c)                8-1-09  1990 Beaver County Series B          18,000       18,000
    6.90%                9-1-11  1976 Beaver County Series C          15,000       15,000
  11.625%               12-1-14  1984 Beaver County Series B          51,000       51,000
      (c)                8-1-20  1990 Beaver County Series A          13,700       13,700
      (c)                8-1-25  1990 Beaver County Series C          44,250       44,250
  (c) (d)                9-1-30  1993 Beaver County Series A          25,000           --
   10.50%               10-1-13  1983 Ohio Development Authority          --       20,500
  11.125%  (d)           2-1-15  1985 Ohio Development Authority      38,610       38,610
      (c)                9-1-18  1988 Ohio Development Authority      71,000       71,000
    6.65%  (e)          10-1-23  1989 Ohio Development Authority      13,500       13,500
  (c) (d)               10-1-27  1993 Ohio Development Authority      20,500           --
Less current maturities and sinking fund
 requirements                                                         (1,719)        (690)
- ----------------------------------------------------------------------------------------------
  Total Pollution Control Notes                                      416,266      392,595
- ----------------------------------------------------------------------------------------------
5% sinking fund debentures due March 1, 2010 (f)                       6,042        6,042
- ----------------------------------------------------------------------------------------------
Miscellaneous                                                            216          278
- ----------------------------------------------------------------------------------------------
Less unamortized debt discount and premium--net                       (5,219)      (4,012)
- ----------------------------------------------------------------------------------------------
    Total Long-Term Debt                                          $1,416,705   $1,413,001
==============================================================================================

(a) These interest rates are the average coupon rate for multiple issuances with the same maturity dates.
(b) Sinking fund requirement relates to the first mortgage bonds held by the trustee as collateral for the publicly-held collateral trust bonds. The outstanding collateral trust bonds do not have a sinking fund requirement.
(c) Certain of the pollution control notes have adjustable interest rate periods currently ranging from 1 to 360 days. On 30 days' to 90 days' notice prior to any interest reset date, Duquesne can change the subsequent interest rate period on the notes to a different interest rate period ranging from 1 day to the final maturity of the bonds.
(d) Issued in the form of first mortgage bonds or first collateral trust bonds
(e) Fixed rate through first five years, thereafter becoming variable rates as in footnote c
(f) As of January 1994, the sinking fund requirement for 1995 had been met and the requirement for 1996 had been partially satisfied.

At December 31, 1993 and 1992, Duquesne was in compliance with all of its debt covenants.

At December 31, 1993, sinking fund requirements and maturities of long-term debt outstanding for the next five years were: $11.8 million and $.1 million in 1994; $11.4 million and $49.6 million in 1995; $11.2 million and $50.1 million in 1996; $10.8 million and $50.0 million in 1997; and $10.1 million and $75.0 million in 1998.

Sinking fund requirements relate primarily to the first mortgage bonds and may be satisfied by cash or the certification of property additions equal to 166-2/3 percent of the bonds required to be redeemed. During 1993, annual sinking fund requirements of $.5 million were satisfied by cash and $4.8 million by certification of property additions.

Total interest costs incurred were $118.1 million in 1993, $133.9 million in 1992 and $147.2 million in 1991. Of these amounts, which included AFC, $2.0 million in 1993, $4.7 million in 1992 and $9.3 million in 1991 were capitalized. Debt discount or premium and related issuance expenses are amortized over the lives of the applicable issues.

In 1992, Duquesne was involved in the issuance of $419.0 million of collateralized lease bonds, which were originally issued by an unaffiliated corporation for the purpose of partially financing the lease of Beaver Valley Unit 2. Duquesne is also associated with a letter of credit securing the lessors' $188 million equity interest in the unit and certain tax benefits. If certain specified events occur, the letter of credit could be drawn down by the owners, the leases could terminate and the bonds would become direct obligations of Duquesne.

The pollution control notes arise from the sale of bonds by public authorities for the purposes of financing construction of pollution control facilities at Duquesne's plants or refunding previously issued bonds.

Duquesne is obligated to pay the principal and interest on the bonds. For certain of the pollution control notes, there is an annual commitment fee for an irrevocable letter of credit. Under certain circumstances, the letter of credit is available for the payment of interest on, or redemption of, a portion of the notes. In June 1993, $25 million of pollution control notes were issued; the proceeds were used to reimburse Duquesne for pollution control expenditures related to the Beaver Valley plant. In August 1993, pollution control notes totaling $20.5 million were refinanced at lower interest rates.

At December 31, 1993, the fair value of Duquesne's long-term debt and redeemable preference stock approximated the carrying value. The fair value of Duquesne's long-term debt and redeemable preference stock was estimated on the basis of (a) quoted market prices for the same or similar issues or (b) current rates offered to Duquesne for debt of the same remaining maturities.

At December 31, 1993, the fair market value of Duquesne's investment in DQE common stock was $34.0 million.


D. RECEIVABLES

An arrangement between Duquesne and an unaffiliated corporation entitles Duquesne to sell, and the corporation to purchase, up to $100 million of Duquesne's accounts receivable. At December 31, 1993 and 1992, Duquesne had sold $7.1 million and $66.3 million of electric customer accounts receivable and $1.9 million and $9.7 million of receivables under contracts from co-owners of jointly owned generating facilities, respectively, to the unaffiliated corporation. The sales agreement includes a limited recourse obligation under which Duquesne could be required to repurchase certain of the receivables. The maximum amount of Duquesne's contingent liability was $2.8 million at December 31, 1993.

E. LEASES

Duquesne leases nuclear fuel, a portion of a nuclear generating plant, office buildings, computer equipment and other property and equipment.


                                             (Amounts in Thousands of Dollars)
Capital Leases at December 31                            1993       1992
- ------------------------------------------------------------------------------
Nuclear fuel                                         $136,755  $ 169,837
Electric plant                                         41,045     42,335
- ------------------------------------------------------------------------------
    Total                                             177,800    212,172
Less accumulated amortization                         (84,717)  (101,860)
- ------------------------------------------------------------------------------
    Property Held Under Capital Leases -- Net (a)    $ 93,083  $ 110,312
==============================================================================

(a) Includes $3,492 in 1993 and $3,782 in 1992 of capital leases with associated obligations retired

In 1987, Duquesne sold its 13.74 percent interest in Beaver Valley Unit 2; the sale was exclusive of transmission and common facilities. The total sales price of $537.9 million was the appraised value of Duquesne's interest in the property. Duquesne subsequently leased back its interest in the unit for a term of 29.5 years. The lease provides for semiannual payments and is accounted for as an operating lease. Duquesne is responsible under the terms of the lease for all costs of its interest in the unit. In December 1992, Duquesne participated in the refinancing of collateralized lease bonds originally issued in 1987 for the purpose of partially financing the lease of Beaver Valley Unit 2. In accordance with the Beaver Valley Unit 2 lease agreement, Duquesne paid the premiums of approximately $36.4 million as a supplemental rent payment to the lessors. This amount was deferred and is being amortized over the remaining lease term.Leased nuclear fuel is amortized as the fuel is burned. The amortization of all other leased property is based on rental payments made. Payments for capital and operating leases are charged to operating expenses on the statement of consolidated income.

                                   (Amounts in Thousands of Dollars)
Summary of Rental Payments                1993      1992      1991
- ----------------------------------------------------------------------
Operating leases                       $57,398  $ 64,986  $ 65,414
Amortization of capital leases          28,758    43,119    39,323
Interest on capital leases               5,382     7,880    10,057
- ----------------------------------------------------------------------
    Total Rental Payments              $91,538  $115,985  $114,794
======================================================================

Future minimum lease payments for capital leases are related principally to the estimated use of nuclear fuel financed through leasing arrangements and building leases. Minimum payments for operating leases are related principally to Beaver Valley Unit 2 and the corporate headquarters.


Future Minimum Lease Payments                  (Amounts in Thousands of Dollars)


Year Ended December 31,                         Operating Leases  Capital Leases
- --------------------------------------------------------------------------------
1994                                                $   53,467        $ 39,500
1995                                                    51,970          24,987
1996                                                    51,949          13,811
1997                                                    51,836           8,041
1998                                                    51,711           4,749
1999 and thereafter                                    976,176          28,278
- --------------------------------------------------------------------------------
    Total Minimum Lease Payments                    $1,237,109         119,366
- --------------------------------------------------------------------------------
Less amount representing interest                                      (29,775)
- --------------------------------------------------------------------------------
Present value of minimum lease payments for
 capital leases                                                       $ 89,591
================================================================================

Future payments due to Duquesne, as of December 31, 1993, under subleases of its corporate headquarters space are approximately $1.7 million in 1994, $3.4 million in 1995 and $24.9 million thereafter.


E. INCOME TAXES

Since DQE's formation in 1989, Duquesne has filed consolidated federal income tax returns with its parent and other companies in the affiliated group. Duquesne's federal income tax returns have been audited by the Internal Revenue Service and closed for the tax years through 1989.

Returns filed for the tax years 1990 to date remain subject to IRS review. Duquesne does not believe that final settlement of the federal tax returns for these years will have a materially adverse effect on its financial position or results of operations. The effects of the 1993 adoption of SFAS No. 109 are discussed in Note A. Implementation of the standard involved a change in accounting principle. The cumulative effect of $8 million on prior years was reported in 1993 as an increase in net income. The SFAS No. 109 impact to 1993 income before cumulative effect of changes in accounting principle is immaterial.

At December 31, 1993, the accumulated deferred income taxes of Duquesne totaled $1.146 billion. As discussed in Note A, this includes the deferred tax liability for the book and tax bases differences associated with (i) electric plant in service of $855 million; (ii) uncollected deferred income taxes of $199 million; and (iii) unamortized loss on reacquired debt of $40.9 million. Duquesne also nets against this liability balance the deferred tax assets associated with (i) investment tax credits unamortized of $45.3 million and (ii) the gain on the sale and leaseback of Beaver Valley Unit 2 of $67.1 million. Duquesne expects to realize these deferred tax assets.

                                             (Amounts in Thousands of Dollars)
Total Income Tax Expense                            1993       1992       1991
- --------------------------------------------------------------------------------
Included in operating expenses:
  Currently payable:  Federal                   $100,521   $ 80,850   $ 84,862
                      State                       37,718     27,797     31,980
  Deferred -- net:    Federal                    (20,133)    (3,208)    (4,823)
                      State                       (9,007)    (3,750)   (10,750)
  Investment tax credits deferred -- net          (5,399)    (5,436)    (5,328)
- --------------------------------------------------------------------------------
    Total Included in Operating Expenses         103,700     96,253     95,941
- --------------------------------------------------------------------------------
Included in other income and
 deductions:
  Currently payable:  Federal                    (17,557)     7,265      2,131
                      State                       (1,220)     2,983      1,074
  Deferred:           Federal                        251      1,654      1,943
                      State                          100        377        443
  Investment tax credits                            (607)      (533)      (459)
- --------------------------------------------------------------------------------
    Total Included in Other Income and
     Deductions                                  (19,033)    11,746      5,132
- --------------------------------------------------------------------------------
    Total Income Tax Expense                    $ 84,667   $107,999   $101,073
================================================================================

Total income taxes differ from the amount computed by applying the statutory federal income tax rate to income before income taxes, preferred and preference dividends of subsidiary and before the cumulative effect of changes in accounting principle.

                                               (Amounts in Thousands of Dollars)
Income Tax Expense Reconciliation                   1993       1992       1991
- --------------------------------------------------------------------------------
Computed federal income tax at statutory rate   $ 80,309   $ 87,641   $ 83,030
Increase (decrease) in taxes resulting from:
  Tax audit settlement                           (15,000)        --         --
  Excess of book over tax depreciation             7,162      3,830      5,333
  State income taxes, net of federal income
   tax benefit                                    17,934     18,089     15,013
  Amortization of deferred investment tax
   credits                                        (6,006)    (5,969)    (5,787)
  Other -- net                                       268      4,408      3,484
- --------------------------------------------------------------------------------
    Total Income Tax Expense                    $ 84,667   $107,999   $101,073
================================================================================


                                               (Amounts in Thousands of Dollars)
Sources of Deferred Tax Expense                     1993       1992       1991
- --------------------------------------------------------------------------------
Sources of income taxes deferred and the
 related tax effects were:
  Excess of tax depreciation                    $ 16,651   $ 16,611   $ 20,957
  Deferred revenues recorded/(recovered) for
   book purposes                                 (37,576)   (30,702)   (21,240)
  Allowance for uncollectible accounts            (2,890)     9,760     (5,930)
  Fuel costs                                       4,829    (10,820)     1,047
  Loss on early retirement of debt                 9,798     20,999       (166)
  Other-net                                      (19,601)   (10,775)    (7,855)
- --------------------------------------------------------------------------------
    Total Deferred Income Tax Expense (Benefit) $(28,789)  $ (4,927)  $(13,187)
================================================================================

G. SHORT-TERM BORROWING AND RELATED CREDIT AGREEMENTS

Duquesne has extendible revolving credit agreements with banks totaling $225 million. Expiration dates vary during 1994. Interest rates can, in accordance with the option selected at the time of each borrowing, be based on prime, federal funds, Eurodollar or CD rates. Commitment fees are based on the unborrowed amount of the commitments.

There were no short-term borrowings during 1992. During 1993 and 1991, the maximum short-term bank and commercial paper borrowings outstanding were $27 million and $66 million; the average daily short-term borrowings outstanding were $1.6 million and $11.0 million; and the weighted average daily interest rates applied to such borrowings were 3.42 percent and 6.36 percent, respectively. At December 31, 1993, short-term borrowings were $11.0 million. There were no short-term borrowings at December 31, 1992 or 1991.

H.  CHANGES IN WORKING CAPITAL OTHER THAN CASH

                                             (Amounts in Thousands of Dollars)
Changes in Working Capital Other Than Cash        1993      1992       1991
- --------------------------------------------------------------------------------
Accounts receivable                           $(87,671)  $64,571   $(55,001)
Materials and supplies                          13,635    (4,151)    (3,122)
Other current assets                             3,636     7,131     (8,050)
Accounts payable                                (6,022)   (8,573)      (465)
Other current liabilities                      (20,377)   (3,785)    24,987
- --------------------------------------------------------------------------------
  Total                                       $(96,799)  $55,193   $(41,651)
================================================================================

I.  EMPLOYEE BENEFITS

Retirement Plans
- --------------------------------------------------------------------------------
Duquesne maintains retirement plans to provide pensions for all full-time employees. Upon retirement, an employee receives a monthly pension based on his or her length of service and compensation. The cost of funding the pension plan is determined by the unit credit actuarial cost method. Duquesne's policy is to record this cost as an expense and to fund the pension plans by an amount that is at least equal to the minimum funding requirements of the Employee Retirement Income Security Act (ERISA) but not to exceed the maximum tax deductible amount for the year. Pension costs charged to expense or construction were $9.8 million for 1993, $11.4 million for 1992 and $11.2 million for 1991.


                                               (Amounts in Thousands of Dollars)

Funded Status of the Retirement Plans and Amounts
                                                      At December 31,

Recognized on the Consolidated Balance Sheet
 of Duquesne                                                 1993       1992       1991
- ------------------------------------------------------------------------------------------
Actuarial present value of benefits rendered
 to date:
Vested benefits                                          $321,249   $287,360   $279,917
Non-vested benefits                                        16,826     16,252     14,294
- ------------------------------------------------------------------------------------------
Accumulated benefit obligations based on
  compensation to date                                    338,075    303,612    294,211
Additional benefits based on estimated future
 salary levels                                             74,718     77,017     64,919
- ------------------------------------------------------------------------------------------
Projected benefit obligation                              412,793    380,629    359,130
Fair market value of plan assets                          434,384    411,440    392,027
- ------------------------------------------------------------------------------------------
Projected benefit obligation under plan assets           $ 21,591   $ 30,811   $ 32,897
==========================================================================================
Unrecognized net gain                                    $ 80,411   $ 81,971   $ 86,695
Unrecognized prior service cost                           (21,449)   (20,848)   (22,317)
Unrecognized net transition liability                     (19,289)   (21,102)   (22,913)
Net pension liability per balance sheet                   (18,082)    (9,210)    (8,568)
- ------------------------------------------------------------------------------------------
    Total                                                $ 21,591   $ 30,811   $ 32,897
==========================================================================================
Assumed rate of return on plan assets                        8.00%      8.00%      7.50%
- ------------------------------------------------------------------------------------------
Discount rate used to determine projected benefit
  obligation                                                 7.00%      7.50%      7.50%
- ------------------------------------------------------------------------------------------
Assumed change in compensation levels                        5.25%      5.75%      5.75%
- ------------------------------------------------------------------------------------------

Pension assets consist primarily of common stocks, United States obligations and corporate debt securities.


                                               (Amounts in Thousands of Dollars)
Components of Net Pension Cost                       1993      1992      1991
- --------------------------------------------------------------------------------
Service cost (Benefits earned during the year)   $ 11,657  $ 11,397  $  9,911
Interest on projected benefit obligation           27,423    26,390    24,705
Return on plan assets                             (41,725)  (26,736)  (80,716)
Net amortization and deferrals                     12,454       325    57,319
- --------------------------------------------------------------------------------
    Net Pension Cost                             $  9,809  $ 11,376  $ 11,219
================================================================================

Retirement Savings Plan and Other Benefit Options
- --------------------------------------------------------------------------------
Duquesne sponsors separate 401(k) retirement plans for its union-represented employees and its management employees. The 401(k) Retirement Savings Plan for Management Employees provides that Duquesne will match employee contributions to a 401(k) account up to a maximum of 6 percent of his or her eligible salary. Duquesne's match consists of a $.25 base match and an additional $.25 incentive match, if targets approved by it's board of directors are met. The 1993 incentive target was met. Duquesne is funding its matching contributions with contributions to an ESOP established in December 1991. (See Note C.)

Duquesne's shareholders have approved a long-term incentive plan through which Duquesne may grant management employees options to purchase, during the years 1987 through 2003, up to a total of five million shares of DQE common stock at prices equal to the fair market value of such stock on the dates the options were granted. At December 31, 1993, approximately 2.9 million of these shares were available for future grants.

As of December 31, 1993, 1992 and 1991, respectively, active grants totaled 1,174,000; 823,000; and 1,263,000 shares. Exercise prices of these options ranged from $12.3125 to $34.1875 at December 31, 1993 and from $12.3125 to $28.75 at December 31, 1992 and 1991. Expiration dates of these grants ranged from 1997 to 2003 at December 31, 1993; from 1997 to 2002 at December 31, 1992; and from 1997 to 2001 at December 31, 1991. As of December 31, 1993, 1992 and 1991, respectively, stock appreciation rights (SARs) had been granted in connection with 778,000; 612,000; and 822,000 of the options outstanding. During 1993, 103,000 SARs were exercised; 8,500 options were exercised at prices ranging from $12.3125 to $28.375; and 52,000 options lapsed. During 1992, 108,000 SARs were exercised; 50,000 options were exercised at prices ranging from $12.3125 to $26.375; and 59,000 options lapsed. During 1991, 229,000 SARs were exercised; 11,000 options were exercised at $12.3125; and 48,000 options lapsed. Of the active grants at December 31, 1993, 1992 and 1991, respectively, 549,000; 211,000; and 526,000 were not exercisable.

Other Postretirement Benefits
- --------------------------------------------------------------------------------
In addition to pension benefits, Duquesne provides certain health care benefits and life insurance for some retired employees. Substantially all of Duquesne's full-time employees may, upon attaining the age of 55 and meeting certain service requirements, become eligible for the same benefits available to retired employees. Participating retirees make contributions, which are adjusted annually, to the health care plan. The life insurance plan is non-contributory. Company-provided health care benefits terminate when covered individuals become eligible for Medicare benefits or reach age 65, whichever comes first. Duquesne funds actual expenditures for obligations under the plans on a "pay-as-you-go basis." Duquesne has the right to modify or terminate the plans.

As of January 1, 1993, Duquesne adopted Statement of Financial Accounting Standards Number 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, which requires the actuarially determined costs of the aforementioned postretirement benefits to be accrued over the period from the date of hire until the date the employee becomes fully eligible for benefits. Duquesne has adopted the new standard prospectively and has elected to amortize the transition liability over 20 years.

In prior years, Duquesne recognized the cost of providing postretirement benefits by expensing the contributions as they were made. Costs recognized under this method in 1992 approximated $1.2 million. The new accrual method increased the cost recognized for providing postretirement benefits to approximately $6.0 million.

                                             (Amounts in Thousands of Dollars)
Components of Postretirement Cost                                1993
- --------------------------------------------------------------------------------
Service cost (Benefits earned during the period)               $1,779
Interest cost on accumulated benefit obligation                 2,497
Amortization of the transition obligation over twenty years     1,700
- --------------------------------------------------------------------------------
  Total Postretirement Cost                                    $5,976
================================================================================

The accumulated postretirement benefit obligation comprises the present value of the estimated future benefits payable to current retirees and a pro rata portion of estimated benefits payable to active employees after retirement.

Funded Status of Postretirement Plan and Amounts Recognized on the Consolidated Balance Sheet of Duquesne at December 31, 1993
- --------------------------------------------------------------------------------

                                      (Amounts in Thousands of Dollars)
- --------------------------------------------------------------------------------
Actuarial present value of benefits:
Retirees                                                   $  4,830
Fully eligible active plan participants                       3,482
Other active plan participants                               24,170
- --------------------------------------------------------------------------------
Accumulated postretirement benefit obligation                32,482
Fair market value of plan assets                                  0
- --------------------------------------------------------------------------------
Accumulated benefit obligation in excess of plan assets    $(32,482)
================================================================================
Unrecognized net loss                                      $   (122)
Unrecognized prior service cost                               4,383
Unrecognized net transition liability                       (32,296)
Postretirement liability per balance sheet                   (4,447)
- --------------------------------------------------------------------------------
  Total                                                    $(32,482)
================================================================================

For measurement purposes, a 10.5 percent increase in the cost of covered health care benefits was assumed as of January 1, 1993. This rate is assumed to decrease to 5.5 percent by 1999 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. A 1 percent increase in the health care cost trend rate would increase the accumulated postretirement benefit obligation by $4.0 million at January 1, 1994 and the net annual cost by $0.6 million for the year. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7 percent.

J. RATE MATTERS

1987 Rate Case
- --------------------------------------------------------------------------------
In March 1988, the PUC adopted a rate order that increased Duquesne's annual revenues by $232 million to be phased in from April 1, 1988 through April 1, 1994. Deficiencies which resulted from the phase-in plan in current revenues from customers have been included in the consolidated income statement as deferred revenues. Deferred revenues have been recorded on the balance sheet as a deferred asset for future recovery. As customers were billed for deficiencies related to prior periods, this deferred asset was reduced. As designed, the phase-in plan provided for carrying charges (at the after-tax AFC rate) on revenues deferred for future recovery. Since April 1993, Duquesne has not recorded additional carrying charges on the deferred revenue balance. As of December 31, 1993, Duquesne had recovered previously deferred revenues and carrying charges of $285.9 million. Phase-in plan deferrals of $28.6 million remained unrecovered as of that date. Duquesne expects to recover this remaining unrecovered balance by the end of the phase-in period.

At this time, Duquesne has no pending base rate case and has no immediate plans to file a base rate case.

Deferred Rate Synchronization Costs
- --------------------------------------------------------------------------------
In 1987, the PUC approved Duquesne's petition to defer initial operating and other costs of Perry Unit 1 and Beaver Valley Unit 2. Duquesne deferred the costs incurred from November 17, 1987, when the units went into commercial operation, until March 25, 1988 when a rate order was issued. In its order, the PUC deferred ruling on whether these costs would be recoverable from ratepayers. At December 31, 1993, these costs totaled $51.1 million, net of deferred fuel savings related to the two units. Duquesne is not earning a return on the deferred costs. Duquesne believes that these deferred costs are recoverable. In 1990, another Pennsylvania utility was permitted recovery, with no return on the unamortized balance, of similar costs over a 10-year period.

Deferred Energy Costs
- --------------------------------------------------------------------------------
Duquesne defers fuel and other energy costs for recovery in subsequent years through the ECR. The deferrals reflect the difference between the amount that Duquesne is currently collecting from customers and its actual fuel costs. The
PUC reviews Duquesne's fuel costs annually, for the fiscal year April through March, against the previously projected fuel costs and adjusts the ECR for over- or under-recoveries and for two PUC-established coal cost caps.

The PUC has established market price coal cost standards for all Pennsylvania utilities that have interests in mines that supply coal to their generating stations. Duquesne is subject to two such standards. One applies only to coal delivered at the Mansfield plant. The other, the system-wide coal cost standard, applies to coal delivered to the remainder of Duquesne's system. Both standards are updated monthly to reflect prevailing market prices for similar coal. The PUC has directed Duquesne to defer recovery of the delivered cost of coal to the extent that such cost exceeds generally prevailing market prices, as determined by the PUC, for similar coal. The PUC allows deferred amounts to be recovered from customers when the delivered costs of coal fall below such PUC-determined prevailing market prices.

In 1990, the PUC approved a joint petition for settlement that clarified certain aspects of the system-wide coal cost standard and gave Duquesne options to extend the standard through March 2000. In December 1991, Duquesne exercised the first of two options that extended the standard through March 1996. The unrecovered cost of coal used at Mansfield amounted to $7.4 million and the unrecovered cost of coal used throughout the system amounted to $8.8 million at December 31, 1993. Duquesne believes that all deferred coal costs will be recovered.

Warwick Mine Costs
- --------------------------------------------------------------------------------
The 1990 joint petition for settlement (See preceding section on deferred energy costs.) also recognized costs at Duquesne's Warwick Mine, which had been on standby since 1988, and allowed for recovery of such costs, including the costs of ultimately closing the mine. In 1990, Duquesne entered into an agreement under which an unaffiliated company will operate the mine until March 2000 and sell the coal produced. Production began in late 1990. The mine reached a full production rate in early 1991. The Warwick Mine coal reserves include both high and low sulfur coal; the sulfur content averages in the mid-range at 1.7 percent
- -- 1.9 percent sulfur content. More than 90 percent of the coal mined at Warwick currently is used by Duquesne. Duquesne receives a royalty on sales of coal in the open market. The Warwick Mine currently supplies less than one-fifth of the coal used in the production of electricity at the plants owned or co-owned by Duquesne.

Costs at the Warwick Mine and Duquesne's investment in the mine are expected to be recovered through the ECR. Recovery is subject to the system-wide coal cost standard. Duquesne also has an opportunity to earn, through the ECR, a return on its investment in the mine during the period, including extensions, of the system-wide coal cost standard. At December 31, 1993, Duquesne's net investment in the mine was $24.5 million. The estimated current liability for mine closing (including final site reclamation, mine water treatment and certain labor liabilities) is $33.0 million and Duquesne has collected approximately $8.9 million toward these costs.

Property Held for Future Use
- --------------------------------------------------------------------------------
In 1986, the PUC approved Duquesne's request to remove the Phillips and most of the Brunot Island (BI) power stations from service and place them in cold reserve. Duquesne's capitalized costs and net investment in the plants at December 31, 1993 totaled $130 million. (See Note L.)

On December 8, 1993, the New Jersey Board of Regulatory Commissioners (BRC) denied a request by General Public Utilities' (GPU) subsidiary Jersey Central Power and Light Company for approval of the long-term power purchase and operating agreements, originally signed in 1990, between GPU and Duquesne and further amended earlier in 1993. The BRC rejected an administrative law judge's recommended decision that the project be approved and, within hours of the BRC decision, GPU terminated its participation in the project. In view of GPU's decision not to proceed, Duquesne terminated its participation in the project and in the PUC transmission line siting proceeding. During the fourth quarter of 1993, Duquesne recognized a charge of approximately $15.2 million for its investment in this abandoned GPU transmission line project.

Duquesne expects to recover its net investment in these plants through future sales. Phillips and BI represent licensed, certified, clean sources of electricity that will be necessary to meet expanding opportunities in the power markets. Duquesne believes that anticipated growth in peak load demand for electricity within its service territory will require additional peaking generation. Duquesne looks to BI to meet this need. The Phillips Power Plant is an important component in meeting market opportunities to supply long term bulk power. Recent legislation may permit wider transmission access to these long-term bulk power markets. In summary, Duquesne believes its investment in these cold-reserved plants will be necessary in order to meet future business needs. If business opportunities do not develop as expected, Duquesne will consider the sale of these assets. In the event that market demand, transmission access or rate recovery do not support the utilization or sale of the plants, Duquesne may have to write off part or all of their costs.

K. COMMITMENTS AND CONTINGENCIES

Construction
- --------------------------------------------------------------------------------
Duquesne estimates that it will spend approximately $110 million on construction during 1994. Construction expenditures are estimated to be $70 million in 1995 and $80 million in 1996. These amounts exclude AFC, nuclear fuel and expenditures for possible early replacement of steam generators at the Beaver Valley Station.

Westinghouse Lawsuit
- --------------------------------------------------------------------------------
In 1991, the co-owners of Beaver Valley Units 1 and 2 filed suit against Westinghouse Electric Corporation (Westinghouse) in the United States District Court for the Western District of Pennsylvania. The suit alleges that six steam generators supplied by Westinghouse for the two units contain serious defects -- in particular defects causing tube corrosion and cracking. Duquesne is seeking monetary and corrective relief. Steam generator maintenance costs have increased as a result of these defects and are likely to continue increasing. The condition of the steam generators is being monitored closely. If the corrosion and cracking continue, replacement of the steam generators could be required prior to the ends of their 40-year design lives. Duquesne is continuing to conduct a corrective maintenance program and to explore longer term options, including replacement of the steam generators. While Duquesne has no current plans to replace the steam generators and has not yet completed a detailed, site-specific study, replacement cost per unit is estimated to be between $100 million and $150 million. (Other utilities with similar units have replaced steam generators at costs in this range.) Duquesne cannot predict the outcome of this matter; however, Duquesne does not believe that resolution will have a materially adverse effect on it's financial position or results of operations. Duquesne's percentage interests (ownership and leasehold) in Beaver Valley Unit
1 and in Beaver Valley Unit 2 are 47.5 percent and 13.74 percent, respectively. The remainder of Beaver Valley Unit 1 is owned by Ohio Edison Company and Pennsylvania Power Company. The remaining interest in Beaver Valley Unit 2 is owned by Ohio Edison Company, Cleveland Electric Illuminating Company and Toledo Edison Company. Duquesne operates both units on behalf of these co-owners.

Nuclear Insurance
- --------------------------------------------------------------------------------
Co-owners of the Beaver Valley Power Station maintain the maximum available nuclear insurance for the $5.9 billion total investment in Beaver Valley Units 1 and 2. The insurance program provides $2.7 billion for property damage, decommissioning, and decontamination liabilities. Similar property insurance is held by the joint owners of the Perry Plant for their $5.4 billion total investment in Perry Unit 1. Duquesne would be responsible for its share of any damages in excess of insurance coverage. In addition, if the property damage reserves of Nuclear Electric Insurance Limited (NEIL), an industry mutual, are inadequate to cover claims arising from an incident at any United States nuclear site covered by that insurer, Duquesne could be assessed retrospective premiums of as much as $6.5 million for up to seven years.

The Price-Anderson Amendments to the Atomic Energy Act limit public liability from a single incident at a nuclear plant to $9.4 billion. Duquesne has purchased $200 million of insurance, the maximum amount available, which provides the first level of financial protection. Additional protection of $8.8 billion would be provided by an assessment of up to $75.5 million per incident on each nuclear unit in the United States. Duquesne's maximum total assessment, $56.6 million, which is based upon its ownership interests in nuclear generating stations, would be limited to a maximum of $7.5 million per incident per year. A further surcharge of 5 percent could be levied if the total amount of public claims exceeded the funds provided under the assessment program. Additionally, a premium tax of 3 percent would be charged on the assessment and surcharge. Finally, the United States Congress could impose other revenue-raising measures on the nuclear industry if funds prove insufficient to pay claims.

Duquesne carries extra expense insurance; coverage includes the incremental cost of any replacement power purchased (in addition to costs that would have been incurred had the units been operating) and other incidental expense after the occurrence of certain types of accidents at it's nuclear units. The amounts of the coverage are 100 percent of the estimated extra expense per week during the 52-week period starting 21 weeks after an accident and 67 percent of such estimate per week for the following 104 weeks. The amount and duration of actual extra expense could substantially exceed insurance coverage.

Guarantees
- --------------------------------------------------------------------------------
Duquesne and the other co-owners have guaranteed certain debt and lease obligations related to a coal supply contract for the Bruce Mansfield plant. At December 31, 1993, Duquesne's share of these guarantees was $35.2 million. The prices paid for the coal by the companies under this contract are expected to be sufficient to meet debt and lease obligations to be satisfied in the year 2000. (See Note J.) The minimum future payments to be made by Duquesne solely in relation to these obligations are $6.9 million in 1994, $6.6 million in 1995, $6.3 million in 1996, $5.9 million in 1997, $5.6 million in 1998, $5.3 million in 1999 and $4.1 million in 2000. Duquesne's total payments for coal purchased under the contract were $26.5 million in 1993, $25.2 million in 1992 and $32.6 million in 1991.

Residual Waste Management Regulations
- --------------------------------------------------------------------------------
In July 1992, the Pennsylvania Department of Environmental Resources (DER) issued residual waste management regulations governing the generation and management of non-hazardous waste. Duquesne is currently conducting tests and developing compliance strategies for these regulations. Capital compliance costs are estimated, on the basis of currently available information, at $10 million through 1995. Through the year 2000, the expected additional capital cost of compliance, which is subject to the results of ground water assessments and DER final approval of compliance plans, is approximately $25 million.

Other
- --------------------------------------------------------------------------------
Duquesne is involved in various other legal proceedings and environmental matters. Duquesne believes that such proceedings and matters, in total, will not have a materially adverse effect on its financial position or results of operations.

L. GENERATING UNITS

In addition to its wholly owned generating units, Duquesne, together with other electric utilities, has an ownership or leasehold interest in certain jointly owned units. Duquesne is required to pay its share of the construction and operating costs of the units. Duquesne's share of the operating expenses of the units is included in the Statement of Consolidated Income.

Generating Units at December 31, 1993
- --------------------------------------------------------------------------------
                                                                  Net
                                          Percentage            Utility  Fuel
Unit                                       Interest  Megawatts   Plant  Source
                                                   (Millions of Dollars)
- --------------------------------------------------------------------------------
Cheswick                                    100.0       570   $  124.4  Coal
Elrama (a)                                  100.0       487       91.7  Coal
Ft. Martin 1                                 50.0       276       39.2  Coal
Eastlake 5                                   31.2       186       46.9  Coal
Sammis 7                                     31.2       187       54.7  Coal
Bruce Mansfield 1 (a)                        29.3       228       65.3  Coal
Bruce Mansfield 2 (a)                         8.0        62       17.5  Coal
Bruce Mansfield 3 (a)                       13.74       110       51.0  Coal
Beaver Valley 1 (b)                          47.5       385      262.3  Nuclear
Beaver Valley 2 (c)(d)                      13.74       113       15.5  Nuclear
Beaver Valley Common
Facilities                                                       169.5
Perry 1 (e)                                 13.74       164      608.7  Nuclear
Brunot Island                               100.0        66        7.4  Fuel Oil
- --------------------------------------------------------------------------------
    Total                                             2,834    1,554.1
Cold-reserved units:
  Brunot Island                             100.0       240      44.5  Fuel Oil
  Phillips (a)                              100.0       300      78.0  Coal
- --------------------------------------------------------------------------------
    Total Generating Units                            3,374  $1,676.6
================================================================================

(a) The unit is equipped with flue gas desulfurization equipment.
(b) The NRC has granted a license to operate through January 2016.
(c) On October 2, 1987 Duquesne sold its 13.74 percent interest in Beaver Valley Unit 2; the sale was exclusive of transmission and common facilities. Amounts shown represent facilities not sold and subsequent leasehold improvements.
(d) The NRC has granted a license to operate through May 2027.
(e) The NRC has granted a license to operate through March 2026.


M. QUARTELY FINANCIAL INFORMATION (UNAUDITED)


Summary of Selected Quarterly Financial Data (thousands of dollars, except per share amounts)
- --------------------------------------------------------------------------------
[The quarterly data reflect seasonal weather variations in Duquesne's service territory.]
- --------------------------------------------------------------------------------

1993   (a)                        First        Second        Third       Fourth
                                 Quarter       Quarter      Quarter      Quarter
- --------------------------------------------------------------------------------
Operating Revenues               $283,845     $274,311     $324,577     $278,243
Operating Income                   58,537       60,618       66,339       60,392
Income Before Cumulative Effect
  on Prior Years of Changes in
  Accounting Principles            32,788       34,570       48,478       28,951
Net Income                         35,363       34,570       48,478       28,951
- --------------------------------------------------------------------------------
1992
- --------------------------------------------------------------------------------
Operating Revenues (b)           $298,178     $290,149     $314,515     $284,547
Operating Income (b)               62,810       59,200       74,600       57,520
Net Income                         36,171       32,769       47,996       32,832
================================================================================

(a) Fourth quarter 1993 results included the effects of a $15.2 million charge for the write-off of Duquesne's investment in abandoned transmission line project (See Note J.) and a $14.6 million reduction of taxes other than income as a result of a favorable resolution of tax assessments.

(b) Restated to conform with presentations adopted during 1993.

SELECTED FINANCIAL DATA

Thousands of Dollars                         1993        1992        1991        1990        1989        1988
- ------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT ITEMS
Total operating revenues               $1,160,976  $1,187,389  $1,199,650  $1,131,005  $1,118,583  $1,060,817
Operating income                       $  245,886  $  254,130  $  265,672  $  266,402  $  269,506  $  244,342
Net income                             $  147,362  $  149,768  $  143,133  $  135,456  $  129,437  $  137,422
Earnings for common stock              $  138,174  $  140,357  $  132,332  $  121,410  $  112,644  $  118,566
- ------------------------------------------------------------------------------------------------------------------

BALANCE SHEET ITEMS
Property, plant and equipment-net      $3,118,766  $3,015,694  $3,035,115  $3,040,562  $3,053,978  $3,065,922
Total assets                           $4,397,466  $3,727,455  $3,811,989  $3,803,676  $3,822,656  $3,799,334
- ------------------------------------------------------------------------------------------------------------------
Capitalization:
Common stockholder's equity            $1,100,671  $1,107,609  $1,064,104  $1,035,059  $1,033,826  $1,070,575
Non-redeemable preferred and
  preference stock                        124,736     123,430     121,906     151,346     154,030     154,073
Redeemable preferred and preference
  stock                                     8,392       8,579      15,437      37,747      65,961      90,743
Long-term debt                          1,416,705   1,413,001   1,420,726   1,501,295   1,540,329   1,550,231
- ------------------------------------------------------------------------------------------------------------------
Total capitalization                   $2,650,504  $2,652,619  $2,622,173  $2,725,447  $2,794,146  $2,865,622
==================================================================================================================

                           GRAPHICS APPENDIX LIST

_______________________________________________________________________________
PAGE WHERE
GRAPHIC                     DESCRIPTION OF GRAPHIC OR CROSS-REFERENCE
APPEARS
_______________________________________________________________________________

    1                   Title of Graphics:

                        Quarterly Kilowatt-Hour Sales

                        This bar graph shows the four quarterly
                        kilowatt-hour sales for three years.


                                               Quarter
                                               ________

                                   1         2         3         4

                        1991      2911      2853      3256     2842

                        1992      2936      2732      3036     2865

                        1993      2994      2762      3279     2816

     2                  Title of Graphics:

                        1993 Energy Sales by Class of Customers

                        Subtitle in parenthesis:

                        (Excluding Sales to Other Utilities)

                        Two pie charts showing the percentage of residential, commercial and industrial customers.

                                                           All Electric
                                             DLCO           Utilities
                                             ____          ____________

                        Commercial           47.0%             33.1%
                        Residential          27.3%             32.9%
                        Industrial           25.7%             34.0%

                        A footnote under the DLCO pie chart:

                        Total Sales to Ultimate Customers-11,851,000 mwh

                        A footnote under the All Electric Utilities pie chart:

                        Source: Edison Electric Institute

    3                   Title of Graphics:

                        Net Cash Flow From Operations*

                        This bar graph shows a five year comparison from 1989 through 1993.

                            1989         220
                            1990         276
                            1991         355
                            1992         395
                            1993         384

                        There is a footnote designated by an
                        asterisk at the bottom of the graph.

                        *Graph excludes working capital and
                         other-net changes.

     5                  Title of Graphics:

                        Interest Expense and Preferred and
                        Preference Dividends

                        This bar graph shows a five year
                        comparison from 1989 through 1993

                            1989        168
                            1990        160
                            1991        145
                            1992        135
                            1993        121

                        DUQUESNE LIGHT COMPANY EXHIBITS
                                     INDEX

Exhibit
  No.      Description                                      Method of Filing
- ---------  -----------------------------------------------  ----------------------------
  3.1      Restated Articles of Duquesne Light Company, as  Exhibit 3.1 to the Form 10-K
           amended through December 19, 1991 and as         Annual Report of Duquesne
           currently in effect.                             Light Company for the year
                                                            ended December 31, 1991.

  3.2      By-Laws of Duquesne Light Company, as amended    Exhibit 3.2 to the Form 10-K
           through December 19, 1991 and as currently in    Annual Report of Duquesne
           effect.                                          Light Company for the year
                                                            ended December 31, 1991.

  4.1      Trust Indenture dated as of August 1, 1947,      Exhibit 4.3 to Registration
           securing Duquesne Light Company's First          Statement (Form S-1)
           Mortgage Bonds.                                    No. 2-11326.

  4.2 Supplemental Trust Indentures supplementing the Trust Indenture -


  4.2 Supplemental Trust Indentures supplementing the Trust Indenture -

          First through Tenth and an amendment to the       Exhibits 4.4 through 4.13 to
          Fifth.                                            Registration Statement (Form
                                                            S-1) No. 2-11326.

          Eleventh.                                         Exhibit 4.3 to Registration
                                                            Statement (Form S-1)
                                                            No. 2-12309.

          Twelfth.                                          Exhibit 2.2 to Registration
                                                            Statement (Form S-7)
                                                            No. 2-63467.

          Thirteenth.                                       Exhibit 4.5 to Registration
                                                            Statement (Form S-1)
                                                            No. 2-13360.

          Fourteenth and Fifteenth.                         Exhibits 4.6 and 4.7 to
                                                            Registration Statement
                                                            (Form S-1) No. 2-13596.

          Sixteenth.                                        Exhibit 4.8 to Registration
                                                            Statement (Form S-1)
                                                            No. 2-14704.

          Seventeenth and Eighteenth.                       Exhibits 4.4 and 4.5 to
                                                            Registration Statement
                                                            (Form S-1) No. 2-16033.

          Nineteenth through Twenty-Third.                  Exhibit 2.2 to Registration
                                                            Statement (Form S-7)
                                                            No. 2-63467.

          Twenty-Fourth.                                    Exhibit 2.2 to Registration
                                                            Statement (Form S-9)
                                                            No. 2-24412.

Exhibit
  No.      Description                                      Method of Filing
- ---------  -----------------------------------------------  ----------------------------

           Twenty-Fifth.                                    Exhibit 2.2 to Registration
                                                            Statement (Form S-7)
                                                            No. 2-63467.

           Twenty-Sixth.                                    Exhibit 2.2 to Registration
                                                            Statement (Form S-9)
                                                            No. 2-25887.

           Twenty-Seventh.                                  Exhibit 2.2 to Registration
                                                            Statement (Form S-7)
                                                            No. 2-63467.

           Twenty-Eighth.                                   Exhibit 2.2 to Registration
                                                            Statement (Form S-9)
                                                            No. 2-28042.

           Twenty-Ninth.                                    Exhibit 2.2 to Registration
                                                            Statement (Form S-7)
                                                            No. 2-63467.

           Thirtieth.                                       Exhibit 2.2 to Registration
                                                            Statement (Form S-9)
                                                            No. 2-30927.

           Thirty-First and Thirty-Second.                  Exhibit 2.2 to Registration
                                                            Statement (Form S-7)
                                                            No. 2-63467.

           Thirty-Third.                                    Exhibit 2.4 to Registration
                                                            Statement (Form S-7)
                                                            No. 2-36333.

           Thirty-Fourth and Thirty-Fifth.                  Exhibit 2.2 to Registration
                                                            Statement (Form S-7)
                                                            No. 2-63467.

           Thirty-Sixth.                                    Exhibit 2.4 to Registration
                                                            Statement (Form S-7)
                                                            No. 2-39375.

           Thirty-Seventh.                                  Exhibit 2.2 to Registration
                                                            Statement (Form S-7)
                                                            No. 2-63467.

           Thirty-Eighth.                                   Exhibit 2.4 to Registration
                                                            Statement (Form S-7)
                                                            No. 2-42154.

           Thirty-Ninth through Forty-Fifth.                Exhibit 2.2 to Registration
                                                            Statement (Form S-7)
                                                            No. 2-63467.

           Forty-Sixth.                                     Exhibit 2.3 to Registration
                                                            Statement (Form S-7)
                                                            No. 2-52874.

Exhibit
  No.      Description                                      Method of Filing
- ---------  -----------------------------------------------  ----------------------------

           Forty-Seventh through Forty-Ninth.               Exhibit 2.2 to Registration
                                                            Statement (Form S-7)
                                                            No. 2-63467.

           Fiftieth.                                        Exhibit 2.3 to Registration
                                                            Statement (Form S-7)
                                                            No. 2-58483.

           Fifty-First through Fifty-Third.                 Exhibit 2.2 to Registration
                                                            Statement (Form S-7)
                                                            No. 2-63467.

           Fifty-Fourth and Fifty-Fifth.                    Exhibit 2.2 to Registration
                                                            Statement (Form S-16)
                                                            No. 2-66258.

           Fifty-Sixth                                      Exhibit 2.2 to Registration
                                                            Statement (Form S-16)
                                                            No. 2-68959.

           Fifty-Seventh.                                   Exhibit 4.1 to Registration
                                                            Statement (Form S-16)
                                                            No. 2-72522.

           Fifty-Eighth and Fifty-Ninth.                    Exhibit 4.1 to Registration
                                                            Statement (Form S-16)
                                                            No. 2-76768.

           Sixtieth and Sixty-First.                        Exhibit 4.1 to Registration
                                                            Statement (Form S-3)
                                                            No. 2-82139.

           Sixty-Second and Sixty-Third.                    Exhibit 4.1 to Registration
                                                            Statement (Form S-3)
                                                            No. 2-87452.

           Sixty-Fourth.                                    Exhibit 4.1 to Registration
                                                            Statement (Form S-3)
                                                            No. 2-89719.

           Sixty-Fifth through Sixty-Ninth.                 Exhibit 4.1 to Registration
                                                            Statement (Form S-3)
                                                            No. 33-1509.

           Seventieth through Seventy-Seventh.              Exhibit 4.1 to Registration
                                                            Statement (Form S-3)
                                                            No. 33-32026.

           Seventy-Eighth through Eightieth.                Exhibit 4.1 to Registration
                                                            Statement (Form S-3)
                                                            No. 33-46990.

           Eighty-First.                                    Exhibit 4.2 to Registration
                                                            Statement (Form S-3)
                                                            No. 33-46990.

Exhibit
  No.      Description                                      Method of Filing
- ---------  -----------------------------------------------  ----------------------------
           Eighty-Second.                                   Exhibit 4.1 to Registration
                                                            Statement (Form S-3)
                                                            No. 33-52782.

           Eighty-Third and Eighty-Fourth.                  Exhibit 4.1 to Registration
                                                            Statement (Form S-3)
                                                            No. 33-63602.

           Eighty-Fifth through Eighty-Eighth.              Filed here.

  4.3      Indenture dated March 1, 1960, relating to       Exhibit 4.3 to the Form 10-K
           Duquesne Light Company's 5% Sinking Fund         Annual Report of DQE for the
           Debentures.                                      year ended December 31, 1989.

  4.4      Indenture dated as of November 1, 1989           Exhibit 4.4 to the Form 10-K
           relating to the issuance of Duquesne Light       Annual Report of DQE for the
           Company's unsecured notes.                       year ended December 31, 1989.

  4.5      Indenture of Mortgage and Deed of Trust dated    Exhibit 4.3 to Registration
           as of April 1, 1992, securing Duquesne Light     Statement (Form S-3)
           Company's First Collateral Trust Bonds.          No. 33-52782.

  4.6      Supplemental Indentures supplementing the said
           Indenture of Mortgage and Deed of Trust -

           Supplemental Indenture No. 1.                    Exhibit 4.4 to Registration
                                                            Statement (Form S-3)
                                                            No. 33-52782.

           Supplemental Indenture No. 2 through             Exhibit 4.4 to Registration
           Supplemental Indenture No. 4.                    Statement (Form S-3)
                                                            No. 33-63602.

           Supplemental Indenture No. 5 through             Filed here.
           Supplemental Indenture No. 7.
                   Agreements relating to Jointly Owned Generating Units:
 10.1      Administration Agreement dated as of September   Exhibit 5.8 to Registration
           14, 1967.                                        Statement (Form S-7)
                                                            No. 2-43106.

 10.2      Transmission Facilities Agreement dated as of    Exhibit 5.9 to Registration
           September 14, 1967.                              Statement (Form S-7)
                                                            No. 2-43106.

 10.3      Operating Agreement dated as of September 21,    Exhibit 5.1 to Registration
           1976 for Eastlake Unit No. 5.                    Statement (Form S-7)
                                                            No. 2-48164.

 10.4      Memorandum of Agreement dated as of July 1,      Exhibit 10.14 to the Form 10-K
           1982 re reallocation of rights and liabilities   Annual Report of Duquesne
           of the companies under uranium supply            Light Company for the year
           contracts.                                       ended December 31, 1987.


Exhibit
  No.     Description                                       Method of Filing
- --------  -----------------------------------------------   ----------------------------
 10.5     Operating Agreement dated August 5, 1982 as     Exhibit 10.17 to the Form 10-K
          of September 1, 1971 for Sammis Unit No. 7.     Annual Report of Duquesne
                                                          Light Company for the year
                                                          ended December 31, 1988.

 10.6     Memorandum of Understanding dated as of         Exhibit 10.19 to the Form 10-K
          March 31, 1985 re implementation of company-    Annual Report of DQE for the
          by-company management of uranium inventory      year ended December 31, 1989.
          and delivery.

 10.7     Restated Operating Agreement for Beaver Valley  Exhibit 10.23 to the Form 10-K
          Unit Nos. 1 and 2 dated September 15, 1987.     Annual Report of Duquesne
                                                          Light Company for the year
                                                          ended December 31, 1987.

 10.8     Operating Agreement for Perry Unit No. 1        Exhibit 10.24 to the Form 10-K
          dated March 10, 1987.                           Annual Report of Duquesne
                                                          Light Company for the year
                                                          ended December 31, 1987.

 10.9     Operating Agreement for Bruce Mansfield         Exhibit 10.25 to the Form 10-K
          Units Nos. 1, 2 and 3 dated September 15,       Annual Report of Duquesne
          1987 as of June 1, 1976.                        Light Company for the year
                                                          ended December 31, 1987.

 10.10    Basic Operating Agreement, as amended           Filed here.
          January 1, 1993.

 10.11    Amendment No. 1 dated December 23, 1993 to      Filed here.
          Transmission Facilities Agreement (as of
          January 1, 1993).

 10.12    Microwave Sharing Agreement (as amended         Filed here.
          January 1, 1993) dated December 23, 1993.

 10.13    Agreement (as of September 1, 1980) dated       Filed here.
          December 23, 1993 for termination or
          construction of certain agreements.

 10.14    Fort Martin Construction and Operating          Filed here.
          Agreement dated April 30, 1965.

 10.15    Fort Martin Transmission Agreement dated        Filed here.
          March 15, 1967.

 10.16    Amendment of January 1, 1988 to Fort Martin     Filed here.
          Transmission Agreement.


                       Agreements relating to the Sale and Leaseback
                                of Beaver Valley Unit No. 2:
Exhibit
  No.     Description                                      Method of Filing
- --------  -----------------------------------------------  ----------------------------
 10.17    Order of the Pennsylvania Public Utility          Exhibit 28.2 to the Form 10-Q
          Commission dated September 25, 1987 regarding     Quarterly Report of Duquesne
          the application of the Duquesne Light Company     Light Company for the quarter
          under Section 1102(a)(3) of the Public Utility    ended September 30, 1987.
          Code for approval in connection with the sale
          and leaseback of its interest in Beaver Valley
          Unit No. 2.

 10.18    Order of the Pennsylvania Public Utility          Exhibit 10.28 to the Form 10-K
          Commission dated October 15, 1992 regarding       Annual Report of Duquesne
          the Securities Certificate of Duquesne Light      Light Company for the year
          Company for the assumption of contingent          ended September 30, 1987.
          obligations under financing agreements in
          connection with the refunding of Collateralized
          Lease Bonds.

 x10.19   Facility Lease dated as of September 15, 1987     Exhibit (4)(c) to Registration
          between The First National Bank of Boston, as     Statement (Form S-3)
          Owner Trustee under a Trust Agreement dated as    No. 33-18144.
          of September 15, 1987 with the limited
          partnership Owner Participant named therein,
          Lessor, and Duquesne Light Company, Lessee.

 x10.20   Facility Lease dated as of September 15, 1987     Exhibit (4)(d) to Registration
          between The First National Bank of Boston, as     Statement (Form S-3)
          Owner Trustee under a Trust Agreement dated as    No. 33-18144.
          of September 15, 1987, with the corporate
          Owner Participant named therein, Lessor, and
          Duquesne Light Company, Lessee.

 x10.21   Amendment No. 1 dated as of December 1, 1987      Exhibit 10.30 to the Form 10-K
          to Facility Lease dated as of September 15,       Annual Report of Duquesne
          1987 between the First National Bank of           Light Company for the year
          Boston, as Owner Trustee under a Trust            ended December 31, 1987.
          Agreement dated as of September 15, 1987 with
          the limited partnership Owner Participant
          named therein, Lessor, and Duquesne Light
          Company, Lessee.

 y10.22   Amendment No. 1 dated as of December 1, 1987      Exhibit 10.31 to the Form 10-K
          to Facility Lease dated as of September 15,       Annual Report of Duquesne
          1987 between the First National Bank of           Light Company for the year
          Boston, as Owner Trustee under a Trust            ended December 31, 1987.
          Agreement dated as of September 15, 1987 with
          the corporate Owner Participant named therein,
          Lessor, and Duquesne Light Company, Lessee.


Exhibit
  No.                       Description                            Method of Filing
- ---------  ---------------------------------------------    ------------------------------
 x10.23    Amendment No. 2 dated as of November 15, 1992     Exhibit 10.33 to the Form 10-K
           to Facility Lease dated as of September 15,       Annual Report of Duquesne
           1987 between the First National Bank of           Light Company for the year
           Boston, as Owner Trustee under a Trust            ended December 31, 1992.
           Agreement dated as of September 15, 1987 with
           the limited partnership Owner Participant
           named therein, Lessor, and Duquesne Light
           Company, Lessee.

 y10.24    Amendment No. 2 dated as of November 15, 1992     Exhibit 10.34 to the Form 10-K
           to Facility Lease dated as of September 15,       Annual Report of Duquesne
           1987 between the First National Bank of           Light Company for the year
           Boston, as Owner Trustee under a Trust            ended December 31, 1992.
           Agreement dated as of September 15, 1987 with
           the corporate Owner Participant named therein,
           Lessor, and Duquesne Light Company, Lessee.

 x10.25    Participation Agreement dated as of September     Exhibit (28)(a) to
           15, 1987 among the limited partnership Owner      Registration Statement
           Participant named therein, the Original Loan      (Form S-3) No. 33-18144.
           Participants listed in Schedule 1 thereto, as
           Original Loan Participants, DQU Funding
           Corporation, as Funding Corporation, The First
           National Bank of Boston, as Owner Trustee,
           Irving Trust Company, as Indenture Trustee and
           Duquesne Light Company, as Lessee.

 y10.26    Participation Agreement dated as of September     Exhibit (28)(b) to
           15, 1987 among the corporate Owner                Registration Statement
           Participant named therein, the Original Loan      (Form S-3) No. 33-18144.
           Participants listed in Schedule 1 thereto, as
           Original Loan Participants, DQU Funding
           Corporation, as Funding Corporation, The First
           National Bank of Boston, as Owner Trustee,
           Irving Trust Company, as Indenture Trustee and
           Duquesne Light Company, as Lessee.

 x10.27    Amendment No. 1 dated as of December 1, 1987      Exhibit 10.34 to the Form 10-K
           to Participation Agreement dated as of            Annual Report of Duquesne
           September 15, 1987 among the limited              Light Company for the year
           partnership Owner Participant named therein,      ended December 31, 1987.
           the Original Loan Participants listed therein,
           as Original Loan Participants, DQU Funding
           Corporation, as Funding Corporation, The First
           National Bank of Boston, as Owner Trustee,
           Irving Trust Company, as Indenture Trustee and
           Duquesne Light Company, as Lessee.


Exhibit
  No.      Description                                      Method of Filing
- --------  -----------------------------------------------  ----------------------------
 y10.28   Amendment No. 1 dated as of December 1, 1987      Exhibit 10.35 to the Form 10-K
          to Participation Agreement dated as of            Annual Report of Duquesne
          September 15, 1987 among the corporate            Light Company for the year
          Owner Participant named therein, the              ended December 31, 1987.
          Original Loan Participants listed therein,
          as Original Loan Participants, DQU Funding
          Corporation, as Funding Corporation, The First
          National Bank of Boston, as Owner Trustee,
          Irving Trust Company, as Indenture Trustee and
          Duquesne Light Company, as Lessee.

 x10.29   Amendment No. 2 dated as of March 1, 1988 to      Exhibit (28)(c)(3) to
          Participation Agreement dated as of September     Registration Statement
          15, 1987 among the limited partnership Owner      (Form S-3) No. 33-54648.
          Participant named therein, the Original Loan
          Participants listed therein, as Original Loan
          Participants, DQU Funding Corporation, as
          Funding Corporation, The First National Bank of
          Boston, as Owner Trustee, Irving Trust Company,
          as Indenture Trustee and Duquesne Light Company,
          as Lessee.

 y10.30   Amendment No. 2 dated as of March 1, 1988 to      Exhibit (28)(c)(4) to
          Participation Agreement dated as of               Registration Statement
          September 15, 1987 among the corporate            (Form S-3) No. 33-54648.
          Owner Participant named therein, the
          Original Loan Participants listed therein,
          as Original Loan Participants, DQU Funding
          Corporation, as Funding Corporation, The First
          National Bank of Boston, as Owner Trustee,
          Irving Trust Company, as Indenture Trustee and
          Duquesne Light Company, as Lessee.

 x10.31   Amendment No. 3 dated as of November 15, 1992     Exhibit 10.41 to the Form 10-K
          to Participation Agreement dated as of            Annual Report of Duquesne
          September 15, 1987 among the limited              Light Company for the year
          partnership Owner Participant named therein,      ended December 31, 1992.
          the Original Loan Participants listed therein,
          as Original Loan Participants, DQU Funding
          Corporation, as Funding Corporation, The First
          National Bank of Boston, as Owner Trustee, The
          Bank of New York, as Indenture Trustee and
          Duquesne Light Company, as Lessee.

 y10.32   Amendment No. 3 dated as of November 15, 1992     Exhibit 10.42 to the Form 10-K
          to Participation Agreement dated as of            Annual Report of Duquesne
          September 15, 1987 among the corporate Owner      Light Company for the year
          Participant named therein, the Original Loan      ended December 31, 1992.
          Participants listed therein, as Original Loan
          Participants, DQU Funding Corporation, as
          Funding Corporation, The First National Bank of
          Boston, as Owner Trustee, The Bank of New York,
          as Indenture Trustee and Duquesne Light Company,
          as Lessee.

Exhibit
  No.      Description                                      Method of Filing
- ---------  -----------------------------------------------  ----------------------------
 z10.33    Ground Lease and Easement Agreement dated as of  Exhibit (28)(e) to
           September 15, 1987 between Duquesne Light        Registration Statement
           Company, Ground Lessor and Grantor, and The      (Form S-3) No. 33-18144.
           First National Bank of Boston, as Owner Trustee
           under a Trust Agreement dated as of September
           15, 1987 with the limited partnership Owner
           Participant named therein, Tenant and Grantee.

 z10.34    Assignment, Assumption and Further Agreement     Exhibit (28)(f) to
           dated as of September 15, 1987 among The First   Registration Statement
           National Bank of Boston, as Owner Trustee        (Form S-3) No. 33-18144.
           under a Trust Agreement dated as of September
           15, 1987 with the limited partnership Owner
           Participant named therein, The Cleveland
           Electric Illuminating Company, Duquesne Light
           Company, Ohio Edison Company, Pennsylvania
           Power Company and The Toledo Edison Company.

 z10.35   Additional Support Agreement dated as of          Exhibit (28)(g) to
          September 15, 1987 between The First National     Registration Statement
          Bank of Boston, as Owner Trustee under a          (Form S-3) No. 33-18144.
          Trust Agreement dated as of September 15,
          1987 with the limited partnership Owner
          Participant named therein, and Duquesne Light
          Company.

 z10.36   Indenture, Bill of Sale, Instrument of            Exhibit (28)(h) to
          Transfer and Severance Agreement dated as of      Registration Statement
          October 2, 1987 between Duquesne Light            (Form S-3) No. 33-18144.
          Company, Seller, and The First National Bank
          of Boston, as Owner Trustee under a Trust
          Agreement dated as of September 15, 1987
          with the limited partnership Owner Participant
          named therein, Buyer.

 z10.37   Tax Indemnification Agreement dated as of         Exhibit 28.1 to the Form 8-K
          September 15, 1987 between the Owner              Current Report of Duquesne
          Participant named therein and Duquesne            Light Company dated
          Light Company, as Lessee.                         November 20, 1987.

 z10.38   Amendment No. 1 dated as of November 15,          Exhibit 10.48 to the Form 10-K
          1992 to Tax Indemnification Agreement dated       Annual Report of Duquesne
          as of September 15, 1987 between the Owner        Light Company for the year
          Participant named therein and Duquesne            ended December 31, 1992.
          Light Company, as Lessee.

 z10.39   Extension Letter dated December 8, 1992 from      Exhibit 10.49 to the Form 10-K
          Duquesne, each Owner Participant, The First       Annual Report of Duquesne
          National Bank of Boston, the Lease Indenture      Light Company for the year
          Trustee, DQU II Funding Corporation and DQU II    ended December 31, 1992.
          Funding Corporation addressed to the New
          Collateral Trust Trustee extending their
          respective representations and warranties
          and covenants set forth in each of the
          Participation Agreements.

Exhibit
  No.     Description                                       Method of Filing
- --------  -----------------------------------------------   ----------------------------
 x10.40   Trust Indenture, Mortgage, Security Agreement     Exhibit (4)(g) to Registration
          and Assignment of Facility Lease dated as of      Statement (Form S-3)
          September 15, 1987 between The First National     No. 33-18144.
          Bank of Boston, as Owner Trustee under a Trust
          Agreement dated as of September 15, 1987 with
          the limited partnership of Owner Participant
          named therein, and Irving Trust Company, as
          Indenture Trustee.

 y10.41   Trust Indenture, Mortgage, Security Agreement     Exhibit (4)(h) to Registration
          and Assignment of Facility Lease dated as of      Statement (Form S-3)
          September 15, 1987 between The First National     No. 33-18144.
          Bank of Boston, as Owner Trustee under a Trust
          Agreement dated as of September 15, 1987 with
          the corporate Owner Participant named therein,
          and Irving Trust Company, as Indenture Trustee.

 x10.42   Supplemental Indenture No. 1 dated as of          Exhibit 10.45 to the Form 10-K
          December 1, 1987 to Trust Indenture, Mortgage     Annual Report of Duquesne
          Security Agreement and Assignment of Facility     Light Company Company for the
          Lease dated as of September 15, 1987 between      year ended December 31, 1987.
          The First National Bank of Boston, as Owner
          Trustee under a Trust Agreement dated as of
          September 15, 1987 with the limited partnership
          of Owner Participant named therein, and Irving
          Trust Company, as Indenture Trustee.

 y10.43   Supplemental Indenture No. 1 dated as of          Exhibit 10.46 to the Form 10-K
          December 1, 1987 to Trust Indenture, Mortgage,    Annual Report of Duquesne
          Security Agreement and Assignment of Facility     Light Company Company for the
          Lease dated as of September 15, 1987 between      year ended December 31, 1987.
          The First National Bank of Boston, as Owner
          Trustee under a Trust Agreement dated as of
          September 15, 1987 with the corporate Owner
          Participant named therein, and Irving Trust
          Company, as Indenture Trustee.

 x10.44   Supplemental Indenture No. 2 dated as of          Exhibit 10.54 to the Form 10-K
          November 15, 1992 to Trust Indenture, Mortgage,   Annual Report of Duquesne
          Security Agreement and Assignment of Facility     Light Company Company for the
          Lease dated as of September 15, 1987 between      year ended December 31, 1992.
          The First National Bank of Boston, as Owner
          Trustee under a Trust Agreement dated as of
          September 15, 1987 with the limited partnership
          Owner Participant named therein, and The Bank of
          New York, as Indenture Trustee.

 x10.45   Supplemental Indenture No. 2 dated as of          Exhibit 10.55 to the Form 10-K
          November 15, 1992 to Trust Indenture, Mortgage,   Annual Report of Duquesne
          Security Agreement and Assignment of Facility     Light Company Company for the
          Lease dated as of September 15, 1987 between      year ended December 31, 1992.
          The First National Bank of Boston, as Owner
          Trustee under a Trust Agreement dated as of
          September 15, 1987 with the corporate Owner
          Participant named therein, and The Bank of
          New York, as Indenture Trustee.

Exhibit
  No.      Description                                      Method of Filing
- ---------  -----------------------------------------------  ----------------------------
 10.46     Reimbursement Agreement dated as of July 15,      Exhibit 10.56 to the Form 10-K
           1992 among Duquesne Light Company, Swiss Bank     Annual Report of Duquesne
           Corporation, New York Branch, as LOC Bank,        Light Company Company for the
           Union Bank, as Administrating Bank, Swiss Bank    year ended December 31, 1992.
           Corporation, New York Branch, as Administrating
           Bank and The Participating Banks Named Therein.

 10.47     Supplemental Reimbursement Agreement dated as of  Exhibit 10.57 to the Form 10-K
           July 15, 1992 among Duquesne Light Company,       Annual Report of Duquesne
           Swiss Bank Corporation, New York Branch, as       Light Company Company for the
           LOC Bank, Union Bank, as Administrating Bank,     year ended December 31, 1992.
           Swiss Bank Corporation, New York Branch, as
           Administrating Bank and The Participating Banks
           Named Therein.

 10.48     Collateral Trust Indenture dated as of            Exhibit 10.58 to the Form 10-K
           November 15, 1992 among DQU II Funding            Annual Report of Duquesne
           Corporation, Duquesne Light Company and The       Light Company Company for the
           Bank of New York, as Trustee.                     year ended December 31, 1992.

 10.49     First Supplemental Indenture dated as of          Exhibit 10.59 to the Form 10-K
           November 15, 1992 to Collateral Trust             Annual Report of Duquesne
           Indenture dated as of November 15, 1992           Light Company Company for the
           among DQU II Funding Corporation, Duquesne        year ended December 31, 1992.
           Light Company and The Bank of New York, as
           Trustee.

 x10.50    Refinancing Agreement dated as of November 15,    Exhibit 10.60 to the Form 10-K
           1992 among the limited partnership Owner          Annual Report of Duquesne
           Participant named therein, as Owner Participant,  Light Company Company for the
           DQU Funding Corporation, as Funding Corporation,  year ended December 31, 1992.
           DQU II Funding Corporation, as New Funding
           Corporation, The First National Bank of Boston,
           as Owner Trustee, The Bank of New York, as
           Indenture Trustee, The Bank of New York, as
           Collateral Trust Trustee, The Bank of New York,
           as New Collateral Trust Trustee, and Duquesne
           Light Company, as Lessee.

 y10.51   Refinancing Agreement dated as of November 15,     Exhibit 10.61 to the Form 10-K
          1992 among the corporate Owner Participant         Annual Report of Duquesne
          named therein, as Owner Participant, DQU           Light Company Company for the
          Funding Corporation, as Funding Corporation,       year ended December 31, 1992.
          DQU II Funding Corporation, as New Funding
          Corporation, The First National Bank of Boston,
          as Owner Trustee, The Bank of New York, as
          Indenture Trustee, The Bank of New York, as
          Collateral Trust Trustee, The Bank of New York,
          as New Collateral Trust Trustee, and Duquesne
          Light Company, as Lessee.

Exhibit
  No.     Description                                       Method of Filing
- --------  ------------------------------------------------  ----------------------------
 x10.52   Addendum dated December 8, 1992 to Refinancing    Exhibit 10.62 to the Form 10-K
          Agreement dated as of November 15, 1992 among     Annual Report of Duquesne
          the limited partnership Owner Participant named   Light Company Company for the
          therein, as Owner Participant, DQU Funding        year ended December 31, 1992.
          Corporation, as Funding Corporation, DQU II
          Funding Corporation, as New Funding Corporation,
          The First National Bank of Boston, as Owner
          Trustee, The Bank of New York, as Indenture
          Trustee, The Bank of New York, as Collateral
          Trust Trustee, The Bank of New York, as New
          Collateral Trust Trustee, and Duquesne Light
          Company, as Lessee.

 y10.53   Addendum dated December 8, 1992 to Refinancing    Exhibit 10.63 to the Form 10-K
          Agreement dated as of November 15, 1992 among     Annual Report of Duquesne
          the corporate Owner Participant named therein,    Light Company Company for the
          as Owner Participant, DQU Funding Corporation,    year ended December 31, 1992.
          as Funding Corporation, DQU II Funding
          Corporation, as New Funding Corporation, The
          First National Bank of Boston, as Owner
          Trustee, The Bank of New York, as Indenture
          Trustee, The Bank of New York, as Collateral
          Trust Trustee, The Bank of New York, as New
          Collateral Trust Trustee, and Duquesne Light
          Company, as Lessee.


                               Other Agreements:
 *10.54   Deferred Compensation Plan for the Directors of   Exhibit 10.1 to the Form 10-K
          Duquesne Light Company, as amended to date.       Annual Report of DQE for the
                                                            year ended December 31, 1992.

 *10.55   Incentive Compensation Plan for Certain           Exhibit 10.2 to the Form 10-K
          Executive Officers of Duquesne Light Company,     Annual Report of DQE for the
          as amended to date.                               year ended December 31, 1992.

 *10.56   Description of Duquesne Light Company Pension     Exhibit 10.3 to the Form 10-K
          Service Supplement Program.                       Annual Report of DQE for the
                                                            year ended December 31, 1992.

 *10.57   Duquesne Light Company Outside Directors'         Exhibit 10.59 to the Form 10-K
          Retirement Plan, as amended to date.              Annual Report of DQE for the
                                                            year ended December 31, 1990.

 *10.58   Employment Agreement dated as of December 15,     Exhibit 10.5 to the Form 10-K
          1992 between DQE, Duquesne Light Company and      Annual Report of DQE for the
          Wesley W. von Schack.                             year ended December 31, 1992.

 *10.59   Duquesne Light/DQE Charitable Giving Program.     Exhibit 10.6 to the Form 10-K
                                                            Annual Report of DQE for the
                                                            year ended December 31, 1992.

  12.1    Calculation of Ratio of Earnings to Fixed         Filed here.
          Charges.


Exhibit
  No.     Description                                      Method of Filing
- --------  -----------------------------------------------  ----------------------------

  22.1    Subsidiaries of registrant:
          Duquesne has no significant subsidiaries.

  23.1    Independent Auditors' Consent.                    Filed here.

  28.1    Executive Compensation of Duquesne Light Company  Filed here.
          Executive Officers for 1993 and Security
          Ownership of Duquesne Light Company Directors and Executive Officers as of February 23, 1994.

  28.2    DQE Annual Report to Shareholders for the year    Filed here.
          ended December 31, 1993.  The Report, except
          for those portions specifically incorporated
          by reference here, is furnished for the
          information of the Securities and Exchange
          Commission and is not to be deemed "filed" for
          any purpose under the Securities Exchange Act
          of 1934 or otherwise.

- -----

x An additional document, substantially identical in all material respects to this Exhibit, has been entered into relating to one additional limited partnership Owner Participant. Although the additional document may differ in some respects (such as name of the owner participant, dollar amounts and percentages), there are no material details in which the document differs from this Exhibit.

y Additional documents, substantially identical in all material respects to this Exhibit, have been entered into relating to four additional corporate Owner Participants. Although the additional documents may differ in some respects (such as names of the Owner Participants, dollar amounts and percentages), there are no material details in which the documents differ from this Exhibit.

z Additional documents, substantially identical in all material respects to this Exhibit, have been entered into relating to six additional Owner Participants. Although the additional documents may differ in some respects (such as name of the Owner Participant, dollar amounts and percentages), there are no material details in which the documents differ from this Exhibit.

* This document is required to be filed as an exhibit to this form under Item 14(c).

     Copies of the exhibits listed above will be furnished, upon request, to holders or beneficial owners of any class of the Company's stock as of February 23, 1994, subject to payment in advance of the cost of reproducing the exhibits requested.

                                                                   EXHIBIT 4.2
                                                   CONFORMED COPY


================================================================================


                                EIGHTY-FIFTH
                        SUPPLEMENTAL TRUST INDENTURE


                                   between


                           DUQUESNE LIGHT COMPANY
                        (a Pennsylvania corporation)


                                     and


                         MELLON BANK, N.A., Trustee


                                  ---------


                          Dated as of June 1, 1993


                                  ---------


                               Supplemental to
                 Trust Indenture dated as of August 1, 1947


                                  ---------


                         Providing for $300,000,000
                  First Mortgage Bonds, Collateral Series E


================================================================================

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----

Parties....................................................................  1

Recitals...................................................................  1

Form of First Mortgage Bond, Collateral Series E...........................  1

Granting Clauses...........................................................  4


                                   ARTICLE I.

                  Form and Execution of First Mortgage Bonds,
                              Collateral Series E

Section 1.01 -- Terms of bonds.............................................  6

Section 1.02 -- Redemption of bonds........................................  6

Section 1.03 -- Redemption of bonds for Sinking Fund.......................  6

Section 1.04 -- 1992 Mortgage; Credit against payment obligation...........  6

Section 1.05 -- Transfer of bonds; restriction on transfer.................  7

Section 1.06 -- Interchangeability of bonds................................  7

Section 1.07 -- No charge for transfer or exchange of bonds, except taxes and governmental charges...................................  7

Section 1.08 -- Reservation of numbers for purposes of redemption..........  7

                                  ARTICLE Il.

                                 Miscellaneous

Section 2.01 -- Fixing of record date......................................  8

Section 2.02 -- Recitals not made by Trustee; no representations made by
                Trustee....................................................  8

Section 2.03 -- Construction in connection with and as part of the
                Indenture..................................................  8

Section 2.04 -- (a) Trust Indenture Act requirements control...............  8
                (b) Severability of provisions.............................  8

Section 2.05 -- Successors and assigns.....................................  8

                                      -i-

                                                                           Page
                                                                           ----
Section 2.06 -- Provision for execution in counterparts; Table of Contents and descriptive headings of Articles not to affect meaning.  8

Section 2.07 -- Appointment of attorneys-in-fact...........................  9

Execution..................................................................  9

Acknowledgments............................................................ 10

Certificate of Precise Residence........................................... 11


                                  EIGHTY-FIFTH
                          SUPPLEMENTAL TRUST INDENTURE


     Dated as of the first day of June, 1993, although executed and delivered on the date of the latest acknowledgment at the end hereof, made by and between DUQUESNE LIGHT COMPANY, a corporation organized and existing under and by virtue of the laws of the Commonwealth of Pennsylvania, having its principal office in the City of Pittsburgh in said Commonwealth of Pennsylvania (hereinafter called the "Company"), party of the first part, and MELLON BANK, N.A., successor by merger to Mellon National Bank and Trust Company, a national banking association, having its principal corporate trust office in the City of Pittsburgh in the Commonwealth of Pennsylvania, as Trustee (hereinafter sometimes called the "Trustee"), party of the second part.

     Whereas, the Company has heretofore executed and delivered to Mellon Bank, N.A., as Trustee, a certain Trust Indenture (hereinafter called the "Original Indenture") dated as of August 1, 1947 securing its First Mortgage Bonds and at various times since the execution of the Original Indenture has executed and delivered to Mellon Bank, N.A., as Trustee, eighty-four supplemental trust indentures and an amendment to one thereof, all for the purposes recited therein and as permitted by the Original Indenture; and

     Whereas, for convenience of reference the Original Indenture and all indentures supplemental thereto heretofore or hereafter executed, including this Eighty-Fifth Supplemental Trust Indenture, are sometimes hereinafter collectively called the "Indenture"; and

     Whereas, the Company has caused the Original Indenture and the aforesaid eighty-four supplemental trust indentures to be recorded and filed, and has caused financing statements and continuation statements under the Uniform Commercial Code to be filed, all in such manner and in such places as are required by law to make effective and maintain the lien intended to be created by the Indenture; and

     Whereas, there have been issued under the Original Indenture and certain of the indentures supplemental thereto heretofore executed forty-three series of First Mortgage Bonds, of which $1,249,933,000 aggregate principal amount was outstanding as of the date hereof; and

     Whereas, the Company desires to provide for the issuance from time to time under the Indenture of a new series of bonds secured thereby in an aggregate principal amount not to exceed $300,000,000 to be designated as "First Mortgage Bonds, Collateral Series E", said new series to be hereinafter sometimes called the "Forty-Fourth Series," the bonds of said series to be issued as registered bonds without coupons in the denominations of $1,000 and any integral multiple of $1,000 that the Company may execute and deliver, and the bonds of said series to be substantially in the form and of the tenor following, to wit:

                  [FORM OF BOND OF THE FORTY-FOURTH SERIES]

     This Bond is not transferable except to a successor trustee under the Indenture of Mortgage and Deed of Trust, dated as of April 1, 1992, as supplemented, between Duquesne Light Company and Mellon Bank, N.A., trustee.

                           DUQUESNE LIGHT COMPANY

                     (Incorporated under the laws of the
                        Commonwealth of Pennsylvania)

                  FIRST MORTGAGE BOND, COLLATERAL SERIES E

No.                                 $

ORIGINAL ISSUE DATE:                STATED MATURITY DATE:


     DUQUESNE LIGHT COMPANY, a corporation organized and existing under and by virtue of the laws of the Commonwealth of Pennsylvania (hereinafter called the "Company"), for value received, hereby promises to pay to ____________ or registered assigns the sum of _________________ Dollars in lawful money of the United States of America on the Stated Maturity Date specified above. This bond shall not bear interest except that, if the Company should default in the payment of the principal hereof, this bond shall bear interest at the rate of five percent per annum until the Company's obligation with respect to the payment of such principal shall be discharged as provided in the Indenture hereinafter mentioned. Principal of and interest, if any, on this bond shall be payable upon presentation hereof at the office or agency of the Company in Pittsburgh, Pennsylvania or at such other office or agency as may be designated for such purpose by the Company from time to time.

     Any payment by the Company under its Indenture of Mortgage and Deed of Trust, dated as of April 1, 1992, as supplemented (the "1992 Mortgage"), to Mellon Bank, N.A., as trustee, of the principal of or interest, if any, on securities which shall have been authenticated and delivered under the 1992 Mortgage on the basis of the issuance and delivery to such trustee of this bond (other than by the application of the proceeds of a payment in respect of this bond) shall, to the extent thereof, be deemed to satisfy and discharge the obligation of the Company, if any, to make a payment of principal of or interest on this bond, as the case may be, which is then due.

     This bond is one of a duly authorized issue of bonds of the Company, known as its First Mortgage Bonds, unlimited in aggregate principal amount, of the series and designation indicated above, which issue of bonds consists, or may consist, of several series of varying denominations, dates and tenors, all issued and to be issued under and equally secured (except insofar as a sinking fund, or similar fund, established in accordance with the provisions of the Indenture may afford additional security for the bonds of any specific series) by a Trust Indenture dated as of August 1, 1947 executed by the Company to Mellon Bank, N.A., formerly Mellon National Bank and Trust Company (herein called the "Trustee"), as Trustee, as heretofore supplemented and amended (said Trust Indenture as supplemented and amended being herein called the "Indenture"), to which Indenture reference is hereby made for a description of the property mortgaged and pledged, the nature and extent of the security, the rights of the holders of the bonds as to such security, and the terms and conditions upon which the bonds may be issued under the Indenture and are secured. The principal hereof may be declared or may become due on the conditions, in the manner and at the time set forth in the Indenture, upon the happening of a completed default as provided in the Indenture. The Indenture provides that such declaration may in certain events be waived by the holders of a majority in principal amount of the bonds outstanding.

     With the consent of the Company and to the extent permitted by and as provided in the Indenture, the rights and obligations of the Company and/or of the holders of the bonds and/or the terms and provisions of the Indenture and/or of any instruments supplemental thereto may be modified or altered by the affirmative vote of the holders of at least seventy percent in principal amount of the bonds then outstanding under the Indenture and any instruments supplemental thereto (excluding bonds disqualified from voting by reason of the interest of the Company or of certain related persons therein as provided in the Indenture), and by the affirmative vote of at least seventy percent in principal amount of the bonds of any series entitled to vote then outstanding under the Indenture and any instruments supplemental thereto (excluding bonds disqualified from voting as aforesaid) and affected by such modification or alteration, in case one or more but less than all of the series of bonds then outstanding are so affected; provided that no such modification or alteration shall permit the extension of the maturity of the principal of this bond or the reduction in the rate of interest hereon or any other modification in the terms of payment of such principal or interest or the taking of certain other action as more fully set forth in the Indenture, without the consent of the holder hereof.

     The Company, the Trustee and any paying agent may deem and treat the person in whose name this bond is registered as the absolute owner hereof for the purpose of receiving payment of or on account of the principal hereof and interest hereon and for all other purposes and shall not be affected by any notice to the contrary.

     In the manner and with the effect provided in the Indenture, this bond may, in whole at any time, or in part from time to time prior to maturity, be redeemed by the Company with funds derived from any source by payment at the office or agency of the Company in Pittsburgh, Pennsylvania or at such other office or agency of the Company as shall be designated from time to time, at a redemption price equal to 100% of the principal amount of this bond to be redeemed.

     This bond is entitled to the benefits of, and is subject to call for redemption for, the Sinking Fund, upon the notice, in the manner, and with the effect provided in the Indenture by payment of the principal amount hereof.

     This bond shall initially be issued in the name of Mellon Bank, N.A., trustee under the 1992 Mortgage, and is not transferable except to any successor trustee under the 1992 Mortgage. Any such transfer shall be made as prescribed in the Indenture by the registered holder hereof in person, or by his duly authorized attorney, at the office or agency of the Company in Pittsburgh, Pennsylvania or at such other office or agency of the Company as shall be designated from time to time, upon surrender and cancellation of this bond, and thereupon a new bond or bonds of the same series and of authorized denominations for a like aggregate principal amount, and having the same Original Issue Date and Stated Maturity Date, will be issued to the transferee in exchange herefor as provided in the Indenture. Bonds of this series are interchangeable as to denominations in the manner and upon the conditions prescribed in the Indenture. No charge shall be made to any holder of any bond of this series for any transfer or exchange of bonds except for any tax or taxes or other governmental charge required to be paid in connection therewith.

     No recourse shall be had for the payment of principal of or interest, if any, on this bond, or any part thereof, or of any claim based hereon or in respect hereof or of the Indenture, against any incorporator or any past, present or future stockholder, officer or director of the Company or of any predecessor or successor corporation, either directly or through the Company, or through any such predecessor or successor corporation, or through any receiver or a trustee in bankruptcy, whether by virtue of any constitution, statute or rule of law or by the enforcement of any assessment or penalty or otherwise, all such liability being, by the acceptance hereof and as part of the consideration for the issue hereof, expressly waived and released, as more fully provided in the Indenture.

     This bond shall not be valid or become obligatory for any purpose unless and until Mellon Bank, N.A., as Trustee under the Indenture, or its successor thereunder, shall have signed the certificate of authentication endorsed hereon.

     In Witness Whereof, DUQUESNE LIGHT COMPANY has caused this bond to be signed in its name with the facsimile signature of its Chairman of the Board, President and Chief Executive Officer, and its corporate seal, or a facsimile thereof, to be hereto affixed and attested with the facsimile signature of its Secretary.

Dated _______________

                                    DUQUESNE LIGHT COMPANY


[Seal]                              By ___________________

Attest:


___________________
    Secretary

                            [END OF FORM OF BOND]

     Whereas, Sections 8.09 and 20.03 of the Original Indenture provide in substance that the Company and the Trustee may enter into indentures supplemental thereto for the purpose, among others, of making subject to the lien of the Original Indenture property acquired subsequent to the execution and delivery thereof and for any other purpose not inconsistent with the terms of the Indenture; and

     Whereas, Sections 2.01, 4.01 and 20.03 of the Original Indenture provide in substance that the Company and the Trustee may enter into indentures supplemental thereto for the purposes, among others, of creating and setting forth the particulars of any new series of bonds and of providing the terms and conditions of the issue of the bonds of any series not expressly provided for in the Original Indenture; and

     Whereas, the execution and delivery of this Eighty-Fifth Supplemental Trust Indenture have been duly authorized by a resolution adopted by the Board of Directors of the Company; and

     Whereas, all things necessary to make said $300,000,000 aggregate principal amount of said bonds of the Forty-Fourth Series, when duly executed by the Company and authenticated and delivered by the Trustee (or a duly appointed authenticating agent) and issued, the valid, binding and legal obligations of the Company entitled to the benefits and security of the Indenture and to make this Eighty-Fifth Supplemental Trust Indenture a valid, binding and legal instrument in accordance with its terms have been done and performed, and the issue of said Bonds, as herein provided, has been in all respects duly authorized;

                 NOW, THEREFORE, THIS INDENTURE WITNESSETH:

     Duquesne Light Company, intending to be legally bound hereby, in consideration of the premises and of One Dollar to it duly paid by the Trustee at or before the issuance and delivery of these presents, the receipt whereof is hereby acknowledged, and of the purchase and acceptance from time to time of said bonds of the Forty-Fourth Series by the holders thereof, and in order to declare the conditions and terms upon and subject to which the bonds of said series are to be issued and secured, and in order to create the bonds of said series and further to secure the payment of the principal of, and premium, if any, and interest on all bonds of the Company at any time outstanding under the Indenture according to their tenor and effect and the performance of and compliance with the covenants and conditions in the Indenture contained, has executed and delivered this Eighty-Fifth Supplemental Trust Indenture and hereby grants, bargains, sells, warrants, releases, conveys, assigns, transfers, mortgages, pledges, sets over and confirms unto Mellon Bank, N.A., as Trustee under the Indenture, and to its respective successors in said trust, forever, all property, real, personal and mixed, now owned or hereafter acquired or to be acquired by the Company and wheresoever situated (except as excepted from the lien of the Indenture by the provisions thereof), subject to the rights reserved by the Company in and by various provisions of the Indenture, including (without in anywise limiting or impairing by the enumeration of the same the scope and intent of the foregoing or of any general description contained in the Indenture) all lands, rights of way, roads, all powerhouses, buildings and other structures, and all offices, buildings and the contents thereof; all machinery, engines, boilers, dynamos, electrical machinery, regulators, meters, transformers, generators, motors, electrical and mechanical appliances, conduits, cables, water or other pipes, pole and transmission lines, poles, wires, cross-arms, insulators, substations and superstructures, generating, distributing and transmitting equipment, tools, implements, apparatus and supplies and coal in place and interests in coal; whether appertaining to any existing or future system of the Company or otherwise and including all other property now used or provided for use or hereafter acquired for use, in the construction, repair, maintenance and operation of such systems, both those now owned and those which may hereafter be acquired by the Company; all municipal or other grants, rights, permits, consents, franchises, privileges, easements, licenses, ordinances, rights of way, liberties and immunities of the Company, howsoever conferred or acquired and whether now owned or hereafter acquired; and all leases, leaseholds, power contracts, street lighting contracts and other rights with respect to the construction, maintenance, repair and operation of any systems now owned or hereafter acquired by the Company, and any additions thereto or extensions thereof;

     Together with all and singular the tenements, hereditaments and appurtenances belonging or in anywise appertaining to the aforesaid property or any part thereof, with the reversion and reversions, remainder and remainders, tolls, rents and revenues, issues, income, product and profits thereof and all the estate, right, title, interest and claim whatsoever, at law as well as in equity, which the Company now has or may hereafter acquire in and to the aforesaid property and every part and parcel thereof except as excepted or excluded from the lien of the Indenture;

     There Being Hereby Excepted from the lien of the Indenture, whether now owned or hereafter acquired by the Company, anything herein contained to the contrary notwithstanding, all those certain items of property of the classes specifically excepted from the lien of the Original Indenture by the terms thereof;

     To Have and To Hold all properties, real, personal and mixed, mortgaged, pledged or conveyed by the Company as aforesaid, or intended so to be, unto the Trustee and its successors and assigns, FOREVER; subject, however, to permissible encumbrances, as defined in the Original Indenture, and to all the other terms, conditions, covenants, uses, trusts and defeasances incorporated in the Indenture.

     The parties hereto shall have, possess and enjoy the same rights, powers, duties and privileges as affecting the property hereby conveyed as they have under the Original Indenture insofar as the same may be applicable hereto, with the same force and effect as though the terms, conditions, and defeasances of the Original Indenture had been embodied herein.

     It Is Hereby Covenanted, Declared and Agreed by the Company and the Trustee, and its successors in the trust under the Indenture, for the benefit of those who hold or shall hold the bonds, or any of them, issued or to be issued thereunder, as follows:

                                  ARTICLE I

       Form and Execution of First Mortgage Bonds, Collateral Series E

     Section 1.01. There is hereby created, for issuance under the Indenture and to be secured thereby, a series of bonds, designated "First Mortgage Bonds, Collateral Series E," each of which shall bear the descriptive title "First Mortgage Bond, Collateral Series E," and the form thereof shall be substantially of the tenor and purport hereinbefore recited. The bonds of the Forty-Fourth Series shall be issued from time to time in an aggregate principal amount not to exceed $300,000,000 and shall be issued as registered bonds without coupons in denominations of $1,000 and integral multiples thereof. The bonds of the Forty-Fourth Series shall not bear interest except as provided in Article XIII of the Original Indenture. Each bond of the Forty-Fourth Series shall (a) be issued in such principal amount, (b) mature on such date not less than nine months nor more than forty years from its Original Issue Date (as hereinafter defined), and
(c) have such other terms and conditions, all as shall be specified by the Company in an officers' certificate delivered to the Trustee relating to such bond and referring to this Eighty-Fifth Supplemental Trust Indenture (such officers' certificate being hereinafter sometimes called the "Issuance Certificate") and substantially in the form of bond of the Forty-Fourth Series hereinbefore recited. The principal of and interest, if any, on each bond of the Forty-Fourth Series shall be payable at the office or agency of the Company in Pittsburgh, Pennsylvania or at such other office or agency of the Company as shall be designated from time to time, in lawful money of the United States of America.

     Each bond of the Forty-Fourth Series shall be dated as of its Original Issue Date. The term "Original Issue Date" as used in this Section 1.01 shall mean, with respect to any bonds of said series of identical stated maturity and other terms and conditions, the date of the first authentication and delivery hereunder of such bonds.

     Section 1.02. Each bond of the Forty-Fourth Series shall be redeemable at the option of the Company in whole at any time, or in part from time to time, prior to maturity, at a redemption price equal to 100.00% of the principal amount thereof to be redeemed, by payment at the office or agency of the Company in Pittsburgh, Pennsylvania, or at such other office or agency of the Company as shall be designated from time to time. Any such redemption shall be made upon not less than 30 days' previous notice to be given in the manner provided in
Section 10.02 of the Original Indenture.

     Section 1.03. The bonds of the Forty-Fourth Series shall be redeemable on October 1 of each year commencing one year after the date of issuance of the first bonds of said series for the Sinking Fund for bonds of said series provided for in Article XII of the Original Indenture, upon not less than 30 days' previous notice of redemption to be given in the manner provided in
Section 10.02 of the Original Indenture, at the principal amount thereof.

     Section 1.04. The bonds of the Forty-Fourth Series shall be issued and delivered to Mellon Bank, N.A., as trustee under the Indenture of Mortgage and Deed of Trust, dated as of April 1, 1992, as supplemented (the "1992 Mortgage"), of the Company to such trustee (the "1992 Mortgage Trustee"), as the basis for the authentication and delivery under the 1992 Mortgage of a series of securities. As provided in the 1992 Mortgage, the bonds of the Forty-Fourth Series will be registered in the name of the 1992 Mortgage Trustee or its nominee and will be owned and held by the 1992 Mortgage Trustee, subject to the provisions of the 1992 Mortgage, for the benefit of the holders of all securities from time to time outstanding under the 1992 Mortgage, and the Company shall have no interest therein.

     Any payment by the Company under the 1992 Mortgage of the principal of or interest, if any, on the securities which shall have been authenticated and delivered under the 1992 Mortgage on the basis of the issuance and delivery to the 1992 Mortgage Trustee of bonds of the Forty-Fourth Series (other than by the application of the proceeds of a payment in respect of such bonds) shall, to the extent thereof, be deemed to satisfy and discharge the obligation of the Company, if any, to make a payment of principal of or interest on such bonds, as the case may be, which is then due.

     The Trustee may conclusively presume that the obligation of the Company to pay the principal of the bonds of the Forty-Fourth Series as the same shall become due and payable shall have been fully satisfied and discharged unless and until it shall have received a written notice from the 1992 Mortgage Trustee, signed by an authorized officer thereof, stating that the principal of specified bonds of the Forty-Fourth Series has become due and payable and has not been fully paid, and specifying the amount of funds required to make such payment.

     Section 1.05. The bonds of the Forty-Fourth Series shall not be transferable, except to any successor trustee under said 1992 Mortgage. Any such transfer shall be made by the registered holder thereof, in person or by a duly authorized attorney, at the office or agency of the Company in Pittsburgh, Pennsylvania, or at such other office or agency of the Company as shall be designated from time to time, upon surrender and cancellation of such bonds, and thereupon a new bond or bonds of said series and of authorized denominations for a like aggregate principal amount and having the same Original Issue Date, Stated Maturity Date and other terms and conditions will be issued to the transferee in exchange therefor. New bonds issued upon any such transfer shall be so dated and shall carry such rights to any interest accrued and unpaid that neither gain nor loss in interest shall result from such transfer.

     Section 1.06. The registered holder of any bond or bonds of the Forty-Fourth Series at his option may surrender the same at the office or agency of the Company in Pittsburgh, Pennsylvania, or at such other office or agency of the Company as shall be designated from time to time, for cancellation in exchange for another or other bonds of the said series of authorized denominations, but of the same aggregate principal amount and having the same Original Issue Date, Stated Maturity Date and other terms and conditions and being so dated and carrying such rights to any interest accrued and unpaid that neither gain nor loss in interest shall result from such exchange. Thereupon, the Company shall execute and deliver to the Trustee, and the Trustee shall authenticate and deliver such other bond or bonds to such registered holder either at its office or at said office or agency of the Company.

     Section 1.07. No charge shall be made to any registered holder of any bond of the Forty-Fourth Series for any exchange or transfer of bonds of said series except that in case of any exchange or transfer the Company may make a charge therefor sufficient to reimburse it for any tax or taxes or other governmental charge required to be paid in connection therewith.

     Section 1.08. For the purpose only of complying with the Original Indenture (particularly Sections 10.02 and 12.02(b) thereof) in connection with the redemption of bonds of the Forty-Fourth Series, for each $1,000 principal amount of bonds authenticated and delivered hereunder there shall be assigned a number in such manner and at such time as the Trustee may deem appropriate. Portions of the principal amount less than the entire principal amount of a bond of the Forty-Fourth Series of a denomination larger than $1,000 may be redeemed only in integral multiples of $1,000.

                                 ARTICLE II

                                Miscellaneous

     Section 2.01. The holders of the bonds of the Forty-Fourth Series shall be deemed to have consented and agreed that the Company may, but shall not be obligated to, fix a record date for the purpose of determining the holders of the bonds of the Forty-Fourth Series entitled to consent to any amendment or supplement to the Indenture or the waiver of any provision thereof or any act to be performed thereunder. If a record date is fixed, those persons who were holders at such record date (or their duly designated proxies), and only those persons, shall be entitled to consent to such amendment, supplement or waiver or to revoke any consent previously given, whether or not such persons continue to be holders after such record date. No such consent shall be valid or effective for more than 90 days after such record date.

     Section 2.02. The recitals of fact herein and in the bonds (except the Trustee's Certificate) shall be taken as statements of the Company and shall not be construed as made or warranted by the Trustee. The Trustee makes no representations as to the value of any of the property subjected to the lien of the Indenture, or any part thereof, or as to the title of the Company thereto, or as to the security afforded thereby and hereby, or as to the validity of this Eighty-Fifth Supplemental Trust Indenture or of the bonds of the Forty-Fourth Series (except the Trustee's Certificate), and the Trustee shall incur no responsibility in respect of such matters.

     Section 2.03. This Eighty-Fifth Supplemental Trust Indenture shall be construed in connection with and as part of the Indenture.

     Section 2.04. (a) If any provision of this Eighty-Fifth Supplemental Trust Indenture limits, qualifies, or conflicts with another provision of the Indenture required to be included in indentures qualified under the Trust Indenture Act of 1939 (as in force at the date of this Eighty-Fifth Supplemental Trust Indenture) by any of the provisions of Sections 310 to 317, inclusive, of said Act, such required provision shall control.

     (b) In case any one or more of the provisions contained in this Eighty-Fifth Supplemental Trust Indenture or in the bonds issued hereunder should be invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein and therein shall not in any way be affected, impaired, prejudiced or disturbed thereby.

     Section 2.05. Whenever in this Eighty-Fifth Supplemental Trust Indenture either of the parties hereto is named or referred to, this shall be deemed to include the successors or assigns of such party, and all the covenants and agreements in this Eighty-Fifth Supplemental Trust Indenture contained by or on behalf of the Company or by or on behalf of the Trustee shall bind and inure to the benefit of the respective successors and assigns of such parties, whether so expressed or not.

     Section 2.06. This Eighty-Fifth Supplemental Trust Indenture may be simultaneously executed in several counterparts, and all said counterparts executed and delivered, each as an original, shall constitute but one and the same instrument.

     The Table of Contents and the descriptive headings of the several Articles of this Eighty-Fifth Supplemental Trust Indenture were formulated, used and inserted herein for convenience only and shall not be deemed to affect the meaning or construction of any of the provisions hereof.

     Section 2.07. Duquesne Light Company does hereby constitute and appoint Diane S. Eismont to be its attorney for it and in its name and as and for its corporate deed to acknowledge this Eighty-Fifth Supplemental Trust Indenture before any person having authority by law to take such acknowledgment.

     Mellon Bank, N.A. does hereby constitute and appoint D.M. Babich to be its attorney-in-fact for it and in its name and as and for its corporate deed to acknowledge this Eighty-Fifth Supplemental Trust Indenture before any person having authority by law to take such acknowledgment.

     In Witness Whereof, the party of the first part has caused its corporate name to be subscribed and this Eighty-Fifth Supplemental Trust Indenture to be signed by its Chairman of the Board, President and Chief Executive Officer or a Vice President, and its corporate seal to be hereunto affixed and attested by its Secretary or an Assistant Secretary, for and on its behalf, and the party of the second part, to evidence its acceptance of the trust hereby created, has caused its corporate name to be subscribed, and this Eighty-Fifth Supplemental Trust Indenture to be signed by its President, a Vice President or an Assistant Vice President and its corporate seal to be hereunto affixed and attested by its authorized officer, for and in its behalf, all done as of the first day of June, 1993.


                                    DUQUESNE LIGHT COMPANY



[Seal]                              By: /s/ Gary L. Schwass
                                        --------------------------------------
                                            Vice President-Finance
                                            and Chief Financial Officer
Attest:


/s/ Diane S. Eismont
- -----------------------------
        Secretary


                                    MELLON BANK, N.A.



[Seal]                              By: /s/ J.H. McAnulty
                                        --------------------------------------
                                            Vice President

Attest:


/s/ D.M. Babich
- -----------------------------
 Authorized Officer

COMMONWEALTH OF PENNSYLVANIA  )
                              ) ss.:
COUNTY OF ALLEGHENY           )


     On this 7th day of June, 1993 before me, the subscriber, a notary public in and for said Commonwealth and County, personally appeared Diane S. Eismont, the attorney-in-fact named in the foregoing Eighty-Fifth Supplemental Trust Indenture, and by virtue and in pursuance of the authority therein conferred upon her acknowledged the said Eighty-Fifth Supplemental Trust Indenture to be the act and deed of the said Duquesne Light Company and that she desired the same to be recorded as such.

     Witness my hand and notarial seal the day and year aforesaid.


                                    /s/ Joanne E. Kirin
                                    ---------------------------------
                                        Notary Public



COMMONWEALTH OF PENNSYLVANIA  )
                              ) ss.:
COUNTY OF ALLEGHENY           )


     On this 7th day of June, 1993 before me, the subscriber, a notary public in and for said Commonwealth and County, personally appeared D.M. Babich, the attorney-in-fact named in the foregoing Eighty-Fifth Supplemental Trust Indenture, and by virtue and in pursuance of the authority therein conferred upon him acknowledged the said Eighty-Fifth Supplemental Trust Indenture to be the act and deed of the said Mellon Bank, N.A., and that he desired the same to be recorded as such.

     Witness my hand and notarial seal the day and year aforesaid.


                                    /s/ Judith Ann Hyde
                                    ---------------------------------
                                        Notary Public

                      CERTIFICATE OF PRECISE RESIDENCE


     I hereby certify that the precise residence of Mellon Bank, N.A. is One Mellon Bank Center, Second Ward, Pittsburgh, Allegheny County, Pennsylvania.


                                    /s/ D.M. Babich
                                    ------------------------------------------
                                    Authorized Signatory of Mellon Bank, N.A.


                                                                  June 7, 1993

                             RECORDING INFORMATION


                       Allegheny County, Pennsylvania
                       Office of Recorder of Deeds
                       Recorded June 9, 1993
                       Mortgage Book Volume 13181, page 219

                       Beaver County, Pennsylvania
                       Office of Recorder of Deeds
                       Recorded June 9, 1993
                       Mortgage Book Volume 1264, page 643

                       Greene County, Pennsylvania
                       Office of Recorder of Deeds
                       Recorded June 8, 1993
                       Mortgage Book Volume 115, page 214

                       Washington County, Pennsylvania
                       Office of Recorder of Deeds
                       Recorded June 8, 1993
                       Mortgage Book Volume 2007, page 467

                       Westmoreland County, Pennsylvania
                       Office of Recorder of Deeds
                       Recorded June 8, 1993
                       Mortgage Book Volume 3138, page 616

                       Belmont County, Ohio
                       Office of Recorder
                       Received June 8, 1993
                       Recorded June 9, 1993
                       Mortgage Book Volume 602, page 832

                       Columbiana County, Ohio
                       Officer of Recorder
                       Recorded June 9, 1993
                       Mortgage Book Volume 378, page 217

                       Jefferson County, Ohio
                       Officer of Recorder
                       Received June 8, 1993
                       Recorded June 9, 1993
                       Mortgage Book Volume 102, page 257

                       Lake County, Ohio
                       Officer of Recorder
                       Recorded June 9, 1993
                       Mortgage Book Volume 864, page 677

                       Monroe County, Ohio
                       Officer of Recorder
                       Received June 8, 1993
                       Recorded June 9, 1993
                       Mortgage Book Volume 132, page 876

                       Hancock County, West Virginia
                       Office of Clerk of County Commission
                       Recorded June 9, 1993
                       Deed of Trust Book 304, page 337

                       Monongalia County, West Virginia
                       Office of Clerk of County Commission
                       Recorded June 8, 1993
                       Deed of Trust Book 710, page 341

                                                                   EXHIBIT 4.2


                                                                  CONFORMED COPY

================================================================================

                                  EIGHTY-SIXTH
                          SUPPLEMENTAL TRUST INDENTURE


                                    between


                             DUQUESNE LIGHT COMPANY
                          (a Pennsylvania corporation)


                                      and


                           MELLON BANK, N.A., Trustee

                                 -----------

                            Dated as of June 1, 1993

                                 -----------

                                Supplemental to
                   Trust Indenture dated as of August 1, 1947

                                 -----------

                           Providing for $25,000,000
          First Mortgage Bonds, Pollution Control Collateral Series F

================================================================================

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
Parties.................................................................... 1

Recitals................................................................... 1

Form of First Mortgage Bond, Pollution Control Collateral Series F......... 2

Granting Clauses........................................................... 5
                                   ARTICLE I.

                  Form and Execution of First Mortgage Bonds,
                     Pollution Control Collateral Series F

Section 1.01 -- Terms of bonds............................................. 6

Section 1.02 -- Redemption of bonds........................................ 6

Section 1.03 -- Redemption of bonds for Sinking Fund....................... 7

Section 1.04 -- Mandatory Redemption....................................... 7

Section 1.05 -- 1992 Mortgage; Credit against payment obligation........... 7

Section 1.06 -- Transfer of bonds; restriction on transfer................. 7

Section 1.07 -- Interchangeability of bonds................................ 8

Section 1.08 -- No charge for transfer or exchange of bonds, except taxes and governmental charges................................... 8

Section 1.09 -- Reservation of numbers for purposes of redemption.......... 8
                                  ARTICLE II.

                                 Miscellaneous

Section 2.01 -- Fixing of record date...................................... 8

Section 2.02 -- Recitals not made by Trustee; no representations made by
                Trustee.................................................... 8

Section 2.03 -- Construction in connection with and as part of the
                Indenture.................................................. 8

Section 2.04 -- (a) Trust Indenture Act requirements control............... 8
                (b) Severability of provisions............................. 9

Section 2.05 -- Successors and assigns..................................... 9


                                                                            Page
                                                                            ----

Section 2.06 -- Provision for execution in counterparts; Table of
                  Contents and descriptive headings of Articles not
                  to affect meaning.........................................   9

Section 2.07 -- Appointment of attorneys-in-fact............................   9

Execution...................................................................  10

Acknowledgments.............................................................  11

Certificate of Precise Residence............................................  12


                                  EIGHTY-SIXTH
                          SUPPLEMENTAL TRUST INDENTURE


     Dated as of the first day of June, 1993, although executed and delivered on the date of the latest acknowledgment at the end hereof, made by and between DUQUESNE LIGHT COMPANY, a corporation organized and existing under and by virtue of the laws of the Commonwealth of Pennsylvania, having its principal office in the City of Pittsburgh in said Commonwealth of Pennsylvania (hereinafter called the "Company"), party of the first part, and MELLON BANK, N.A., successor by merger to Mellon National Bank and Trust Company, a national banking association, having its principal corporate trust office in the City of Pittsburgh in the Commonwealth of Pennsylvania, as Trustee (hereinafter sometimes called the "Trustee"), party of the second part.

     Whereas, the Company has heretofore executed and delivered to Mellon Bank, N.A., as Trustee, a certain Trust Indenture (hereinafter called the "Original Indenture") dated as of August 1, 1947 securing its First Mortgage Bonds; and

     Whereas, the Original Indenture has been recorded in the Recorders' Offices of the various counties of Pennsylvania as follows:

     In Allegheny County in Mortgage Book Vol. 2897, page 4;
     In Beaver County in Mortgage Book Vol. 430, page 1;
     In Greene County in Mortgage Book Vol. 125, page 1;
     In Washington County in Mortgage Book Vol. 332, page 1; and
     In Westmoreland County in Mortgage Book Vol. 692, page 2;

has been filed in the Prothonotary's Office in each of said Counties; and has also been recorded in the Office of the Clerk of County Commission of Monongalia County, West Virginia, in Deed of Trust Book Vol. 321, page 327, the Office of the Clerk of County Commission of Hancock County, West Virginia, in Deed of Trust Book Vol. 176, page 1, the Recorder's Office of Belmont County, Ohio, in Mortgage Book Vol. 437, page 109, the Recorder's Office of Columbiana County, Ohio, in Mortgage Book Vol. 1542, page 25, the Recorder's Office of Jefferson County, Ohio, in Mortgage Book Vol. 405, page 1, the Recorder's Office of Lake County, Ohio, in Mortgage Book Vol. 821, page 1, and the Recorder's Office of Monroe County, Ohio, in Mortgage Book Vol. 89, page 1; and

     Whereas, since the execution of the Original Indenture, the Company has executed and delivered to Mellon Bank, N.A., as Trustee, eighty-five supplemental trust indentures and an amendment to one thereof, all for the purposes recited therein and as permitted by the Original Indenture; and

     Whereas, for convenience of reference the Original Indenture and all indentures supplemental thereto heretofore or hereafter executed, including this Eighty-Sixth Supplemental Trust Indenture, are sometimes hereinafter collectively called the "Indenture"; and

     Whereas, the Company has caused the Original Indenture and the aforesaid eighty-five supplemental trust indentures to be recorded and filed, and has caused financing statements and continuation statements under the Uniform Commercial Code to be filed, all in such manner and in such places as are required by law to make effective and maintain the lien intended to be created by the Indenture; and

     Whereas, there have been issued under the Original Indenture and certain of the indentures supplemental thereto heretofore executed forty-four series of First Mortgage Bonds, of which $1,249,933,000 aggregate principal amount was outstanding as of the date hereof; and

     Whereas, the Company desires to provide for the issuance under the Indenture of a new series of bonds secured thereby in an aggregate principal amount not to exceed $25,000,000 to be designated as "First Mortgage Bonds, Pollution Control Collateral Series F", said new series to be hereinafter sometimes called the "Forty-Fifth Series," the bonds of said series to be issued as registered bonds without coupons in the denominations of $1,000 and any integral multiple of $1,000 that the Company may execute and deliver, and the bonds of said series to be substantially in the form and of the tenor following, to wit:

                    [FORM OF BOND OF THE FORTY-FIFTH SERIES]

     This Bond is not transferable except to a successor trustee under the Indenture of Mortgage and Deed of Trust, dated as of April 1, 1992, as supplemented, between Duquesne Light Company and Mellon Bank, N.A., trustee.


                             DUQUESNE LIGHT COMPANY

                      (Incorporated under the laws of the
                         Commonwealth of Pennsylvania)

           FIRST MORTGAGE BOND, POLLUTION CONTROL COLLATERAL SERIES F

No.                                       $

ORIGINAL ISSUE DATE:                      STATED MATURITY DATE:


     DUQUESNE LIGHT COMPANY, a corporation organized and existing under and by virtue of the laws of the Commonwealth of Pennsylvania (hereinafter called the "Company"), for value received, hereby promises to pay to ____________ or registered assigns the sum of _________________ Dollars in lawful money of the United States of America on the Stated Maturity Date specified above. This bond shall not bear interest except that, if the Company should default in the payment of the principal hereof, this bond shall bear interest at the rate of five percent per annum until the Company's obligation with respect to the payment of such principal shall be discharged as provided in the Indenture hereinafter mentioned. Principal of and interest, if any, on this bond shall be payable upon presentation hereof at the office or agency of the Company in Pittsburgh, Pennsylvania or at such other office or agency as may be designated for such purpose by the Company from time to time.

     Any payment by the Company under its Indenture of Mortgage and Deed of Trust, dated as of April 1, 1992, as supplemented (the "1992 Mortgage"), to Mellon Bank, N.A., as trustee, of the principal of or interest, if any, on securities which shall have been authenticated and delivered under the 1992 Mortgage on the basis of the issuance and delivery to such trustee of this bond (other than by the application of the proceeds of a payment in respect of this bond) shall, to the extent thereof, be deemed to satisfy and discharge the obligation of the Company, if any, to make a payment of principal of or interest on this bond, as the case may be, which is then due.

     This bond is one of a duly authorized issue of bonds of the Company, known as its First Mortgage Bonds, unlimited in aggregate principal amount, of the series and designation indicated above, which issue of bonds consists, or may consist, of several series of varying denominations, dates and tenors, all issued and to be issued under and equally secured (except insofar as a sinking fund, or similar fund, established in accordance with the provisions of the Indenture may afford additional security for the bonds of any specific series) by a Trust Indenture dated as of August 1, 1947 executed by the Company to Mellon Bank, N.A., formerly Mellon National Bank and Trust Company (herein called the "Trustee"), as Trustee, as heretofore supplemented and amended (said Trust Indenture as supplemented and amended being herein called the "Indenture"), to which Indenture reference is hereby made for a description of the property mortgaged and pledged, the nature and extent of the security, the rights of the holders of the bonds as to such security, and the terms and conditions upon which the bonds may be issued under the Indenture and are secured. The principal hereof may be declared or may become due on the conditions, in the manner and at the time set forth in the Indenture, upon the happening of a completed default as provided in the Indenture. The Indenture provides that such declaration may in certain events be waived by the holders of a majority in principal amount of the bonds outstanding.

     With the consent of the Company and to the extent permitted by and as provided in the Indenture, the rights and obligations of the Company and/or of the holders of the bonds and/or the terms and provisions of the Indenture and/or of any instruments supplemental thereto may be modified or altered by the affirmative vote of the holders of at least seventy percent in principal amount of the bonds then outstanding under the Indenture and any instruments supplemental thereto (excluding bonds disqualified from voting by reason of the interest of the Company or of certain related persons therein as provided in the Indenture), and by the affirmative vote of at least seventy percent in principal amount of the bonds of any series entitled to vote then outstanding under the Indenture and any instruments supplemental thereto (excluding bonds disqualified from voting as aforesaid) and affected by such modification or alteration, in case one or more but less than all of the series of bonds then outstanding are so affected; provided that no such modification or alteration shall permit the extension of the maturity of the principal of this bond or the reduction in the rate of interest hereon or any other modification in the terms of payment of such principal or interest or the taking of certain other action as more fully set forth in the Indenture, without the consent of the holder hereof.

     The Company, the Trustee and any paying agent may deem and treat the person in whose name this bond is registered as the absolute owner hereof for the purpose of receiving payment of or on account of the principal hereof and interest hereon and for all other purposes and shall not be affected by any notice to the contrary.

     In the manner and with the effect provided in the Indenture, this bond may, in whole at any time, or in part from time to time prior to maturity, be redeemed by the Company with funds derived from any source by payment at the office or agency of the Company in Pittsburgh, Pennsylvania or at such other office or agency of the Company as shall be designated from time to time, at a redemption price equal to 100% of the principal amount of this bond to be redeemed.

     This bond is entitled to the benefits of, and is subject to call for redemption for, the Sinking Fund, upon the notice, in the manner, and with the effect provided in the Indenture by payment of the principal amount hereof.

     All bonds of this series shall be redeemed, at a redemption price equal to 100% of the principal amount thereof, if, and at such time as, the securities which shall have been authenticated and delivered under the 1992 Mortgage on the basis of the issuance and delivery to the trustee thereunder of the bonds of this series shall have become subject to mandatory redemption. The holder of this bond, by its acceptance hereof, consents and agrees that no notice of such redemption shall be required to be given.

     This bond shall initially be issued in the name of Mellon Bank, N.A., trustee under the 1992 Mortgage, and is not transferable except to any successor trustee under the 1992 Mortgage. Any such transfer shall be made as prescribed in the Indenture by the registered holder hereof in person, or by such holder's duly authorized attorney, at the office or agency of the Company in Pittsburgh, Pennsylvania or at such other office or agency of the Company as shall be designated from time to time, upon surrender and cancellation of this bond, and thereupon a new bond or bonds of the same series and of authorized denominations for a like aggregate principal amount, and having the same Original Issue Date and Stated Maturity Date, will be issued to the transferee in exchange herefor as provided in the Indenture. Bonds of this series are interchangeable as to denominations in the manner and upon the conditions prescribed in the Indenture. No charge shall be made to any holder of any bond of this series for any transfer or exchange of bonds except for any tax or taxes or other governmental charge required to be paid in connection therewith.

     No recourse shall be had for the payment of principal of or interest, if any, on this bond, or any part thereof, or of any claim based hereon or in respect hereof or of the Indenture, against any incorporator or any past, present or future stockholder, officer or director of the Company or of any predecessor or successor corporation, either directly or through the Company, or through any such predecessor or successor corporation, or through any receiver or a trustee in bankruptcy, whether by virtue of any constitution, statute or rule of law or by the enforcement of any assessment or penalty or otherwise, all such liability being, by the acceptance hereof and as part of the consideration for the issue hereof, expressly waived and released, as more fully provided in the Indenture.

     This bond shall not be valid or become obligatory for any purpose unless and until Mellon Bank, N.A., as Trustee under the Indenture, or its successor thereunder, shall have signed the certificate of authentication endorsed hereon.

     In Witness Whereof, DUQUESNE LIGHT COMPANY has caused this bond to be signed in its name with the facsimile signature of its Chairman of the Board, President and Chief Executive Officer, and its corporate seal, or a facsimile thereof, to be hereto affixed and attested with the facsimile signature of its Secretary.

Dated
     -----------------------

                                                 DUQUESNE LIGHT COMPANY


[Seal]                                           By
                                                   ---------------------------

Attest:


- ----------------------------
  Secretary

                             [END OF FORM OF BOND]

     Whereas, Sections 2.01, 4.01 and 20.03 of the Original Indenture provide in substance that the Company and the Trustee may enter into indentures supplemental thereto for the purposes, among others, of creating and setting forth the particulars of any new series of bonds and of providing the terms and conditions of the issue of the bonds of any series not expressly provided for in the Original Indenture; and

     Whereas, the execution and delivery of this Eighty-Sixth Supplemental Trust Indenture have been duly authorized by a resolution adopted by the Board of Directors of the Company; and

     Whereas, all things necessary to make said $25,000,000 aggregate principal amount of said bonds of the Forty-Fifth Series, when duly executed by the Company and authenticated and delivered by the Trustee (or a duly appointed authenticating agent) and issued, the valid, binding and legal obligations of the Company entitled to the benefits and security of the Indenture and to make this Eighty-Sixth Supplemental Trust Indenture a valid, binding and legal instrument in accordance with its terms have been done and performed, and the issue of said Bonds, as herein provided, has been in all respects duly authorized;

                   NOW, THEREFORE, THIS INDENTURE WITNESSETH:

     Duquesne Light Company, intending to be legally bound hereby, in consideration of the premises and of One Dollar to it duly paid by the Trustee at or before the issuance and delivery of these presents, the receipt whereof is hereby acknowledged, and of the purchase and acceptance from time to time of said bonds of the Forty-Fifth Series by the holders thereof, and in order to declare the conditions and terms upon and subject to which the bonds of said series are to be issued and secured, and in order to create the bonds of said series and further to secure the payment of the principal of, and premium, if any, and interest on all bonds of the Company at any time outstanding under the Indenture according to their tenor and effect and the performance of and compliance with the covenants and conditions in the Indenture contained, has executed and delivered this Eighty-Sixth Supplemental Trust Indenture and hereby grants, bargains, sells, warrants, releases, conveys, assigns, transfers, mortgages, pledges, sets over and confirms unto Mellon Bank, N.A., as Trustee under the Indenture, and to its respective successors in said trust, forever, all property, real, personal and mixed, now owned or hereafter acquired or to be acquired by the Company and wheresoever situated (except as excepted from the lien of the Indenture by the provisions thereof), subject to the rights reserved by the Company in and by various provisions of the Indenture, including (without in anywise limiting or impairing by the enumeration of the same the scope and intent of the foregoing or of any general description contained in the Indenture) all lands, rights of way, roads, all powerhouses, buildings and other structures, and all offices, buildings and the contents thereof; all machinery, engines, boilers, dynamos, electrical machinery, regulators, meters, transformers, generators, motors, electrical and mechanical appliances, conduits, cables, water or other pipes, pole and transmission lines, poles, wires, cross-arms, insulators, substations and superstructures, generating, distributing and transmitting equipment, tools, implements, apparatus and supplies and coal in place and interests in coal; whether appertaining to any existing or future system of the Company or otherwise and including all other property now used or provided for use or hereafter acquired for use, in the construction, repair, maintenance and operation of such systems, both those now owned and those which may hereafter be acquired by the Company; all municipal or other grants, rights, permits, consents, franchises, privileges, easements, licenses, ordinances, rights of way, liberties and immunities of the Company, howsoever conferred or acquired and whether now owned or hereafter acquired; and all leases, leaseholds, power contracts, street lighting contracts and other rights with respect to the construction, maintenance, repair and operation of any systems now owned or hereafter acquired by the Company, and any additions thereto or extensions thereof;

     Together with all and singular the tenements, hereditaments and appurtenances belonging or in anywise appertaining to the aforesaid property or any part thereof, with the reversion and reversions, remainder and remainders, tolls, rents and revenues, issues, income, product and profits thereof and all the estate, right, title, interest and claim whatsoever, at law as well as in equity, which the Company now has or may hereafter acquire in and to the aforesaid property and every part and parcel thereof except as excepted or excluded from the lien of the Indenture;

     There Being Hereby Excepted from the lien of the Indenture, whether now owned or hereafter acquired by the Company, anything herein contained to the contrary notwithstanding, all those certain items of property of the classes specifically excepted from the lien of the Original Indenture by the terms thereof;

     To Have and To Hold all properties, real, personal and mixed, mortgaged, pledged or conveyed by the Company as aforesaid, or intended so to be, unto the Trustee and its successors and assigns, FOREVER; subject, however, to permissible encumbrances, as defined in the Original Indenture, and to all the other terms, conditions, covenants, uses, trusts and defeasances incorporated in the Indenture.

     The parties hereto shall have, possess and enjoy the same rights, powers, duties and privileges as affecting the property hereby conveyed as they have under the Original Indenture insofar as the same may be applicable hereto, with the same force and effect as though the terms, conditions, and defeasances of the Original Indenture had been embodied herein.

     It Is Hereby Covenanted, Declared and Agreed by the Company and the Trustee, and its successors in the trust under the Indenture, for the benefit of those who hold or shall hold the bonds, or any of them, issued or to be issued thereunder, as follows:

                                   ARTICLE I

           Form and Execution of First Mortgage Bonds, Pollution
                         Control Collateral Series F

     Section 1.01. There is hereby created, for issuance under the Indenture and to be secured thereby, a series of bonds, designated "First Mortgage Bonds, Pollution Control Collateral Series F." Each bond of such series shall bear the descriptive title "First Mortgage Bond, Pollution Control Collateral Series F," and the form thereof shall be substantially of the tenor and purport hereinbefore recited. The bonds of the Forty-Fifth Series shall be issued from time to time in an aggregate principal amount of $25,000,000, excluding any bonds of the Forty-Fifth Series which may be authenticated in exchange for or in lieu of or in substitution for or on transfer of other bonds of such series pursuant to the provisions of the Indenture, and shall be issued as registered bonds without coupons in denominations of $1,000 and integral multiples thereof. The bonds of the Forty-Fifth Series shall mature on September 1, 2030 and shall not bear interest except as provided in Article XIII of the Original Indenture. The principal of and interest, if any, on each bond of the Forty-Fifth Series shall be payable at the office or agency of the Company in Pittsburgh, Pennsylvania or at such other office or agency of the Company as shall be designated from time to time, in lawful money of the United States of America.

     Each bond of the Forty-Fifth Series shall be dated as of its Original Issue Date. The term "Original Issue Date" as used in this Section 1.01 shall mean the date of the first authentication and delivery hereunder of such bonds.

     Section 1.02. Each bond of the Forty-Fifth Series shall be redeemable at the option of the Company in whole at any time, or in part from time to time, prior to maturity, at a redemption price equal to 100.00% of the principal amount thereof to be redeemed, by payment at the office or agency of the Company in Pittsburgh, Pennsylvania, or at such other office or agency of the Company as shall be designated from time to time. Any such redemption shall be made upon not less than 30 days' previous notice to be given in the manner provided in
Section 10.02 of the Original Indenture.

     Section 1.03. The bonds of the Forty-Fifth Series shall be redeemable on October 1 of each year commencing one year after the date of issuance of the first bonds of said series for the Sinking Fund for bonds of said series provided for in Article XII of the Original Indenture, upon not less than 30 days' previous notice of redemption to be given in the manner provided in
Section 10.02 of the Original Indenture, at the principal amount thereof.

     Section 1.04. All bonds of the Forty-Fifth Series shall be redeemed, at a redemption price equal to 100% of the principal amount thereof, if, and at such time as, the securities which shall have been authenticated and delivered under the 1992 Mortgage (as hereinafter defined) on the basis of the issuance and delivery to the 1992 Mortgage Trustee (as hereinafter defined) of the bonds of the Forty-Fifth Series shall have become subject to mandatory redemption. No notice of such redemption shall be required to be given.

     Section 1.05. The bonds of the Forty-Fifth Series shall be issued and delivered to Mellon Bank, N.A., as trustee under the Indenture of Mortgage and Deed of Trust, dated as of April 1, 1992, as supplemented (the "1992 Mortgage"), of the Company to such trustee (the "1992 Mortgage Trustee"), as the basis for the authentication and delivery under the 1992 Mortgage of a series of securities. As provided in the 1992 Mortgage, the bonds of the Forty-Fifth Series will be registered in the name of the 1992 Mortgage Trustee or its nominee and will be owned and held by the 1992 Mortgage Trustee, subject to the provisions of the 1992 Mortgage, for the benefit of the holders of all securities from time to time outstanding under the 1992 Mortgage, and the Company shall have no interest therein.

     Any payment by the Company under the 1992 Mortgage of the principal of or interest, if any, on the securities which shall have been authenticated and delivered under the 1992 Mortgage on the basis of the issuance and delivery to the 1992 Mortgage Trustee of bonds of the Forty-Fifth Series (other than by the application of the proceeds of a payment in respect of such bonds) shall, to the extent thereof, be deemed to satisfy and discharge the obligation of the Company, if any, to make a payment of principal of or interest on such bonds, as the case may be, which is then due.

     The Trustee may conclusively presume that the obligation of the Company to pay the principal of the bonds of the Forty-Fifth Series as the same shall become due and payable shall have been fully satisfied and discharged unless and until it shall have received a written notice from the 1992 Mortgage Trustee, signed by an authorized officer thereof, stating that the principal of specified bonds of the Forty-Fifth Series has become due and payable and has not been fully paid, and specifying the amount of funds required to make such payment.

     Section 1.06. The bonds of the Forty-Fifth Series shall not be transferable, except to any successor trustee under said 1992 Mortgage. Any such transfer shall be made by the registered holder thereof, in person or by a duly authorized attorney, at the office or agency of the Company in Pittsburgh, Pennsylvania, or at such other office or agency of the Company as shall be designated from time to time, upon surrender and cancellation of such bonds, and thereupon a new bond or bonds of said series and of authorized denominations for a like aggregate principal amount and having the same Original Issue Date, Stated Maturity Date and other terms and conditions will be issued to the transferee in exchange therefor. New bonds issued upon any such transfer shall be so dated and shall carry such rights to any interest accrued and unpaid that neither gain nor loss in interest shall result from such transfer.

     Section 1.07. The registered holder of any bond or bonds of the Forty-Fifth Series at his option may surrender the same at the office or agency of the Company in Pittsburgh, Pennsylvania, or at such other office or agency of the Company as shall be designated from time to time, for cancellation in exchange for another or other bonds of the said series of authorized denominations, but of the same aggregate principal amount and having the same Original Issue Date, Stated Maturity Date and other terms and conditions and being so dated and carrying such rights to any interest accrued and unpaid that neither gain nor loss in interest shall result from such exchange. Thereupon, the Company shall execute and deliver to the Trustee, and the Trustee shall authenticate and deliver such other bond or bonds to such registered holder either at its office or at said office or agency of the Company.

     Section 1.08. No charge shall be made to any registered holder of any bond of the Forty-Fifth Series for any exchange or transfer of bonds of said series except that in case of any exchange or transfer the Company may make a charge therefor sufficient to reimburse it for any tax or taxes or other governmental charge required to be paid in connection therewith.

     Section 1.09. For the purpose only of complying with the Original Indenture (particularly Sections 10.02 and 12.02(b) thereof) in connection with the redemption of bonds of the Forty-Fifth Series, for each $1,000 principal amount of bonds authenticated and delivered hereunder there shall be assigned a number in such manner and at such time as the Trustee may deem appropriate. Portions of the principal amount less than the entire principal amount of a bond of the Forty-Fifth Series of a denomination larger than $1,000 may be redeemed only in integral multiples of $1,000.

                                   ARTICLE II

                                 Miscellaneous

     Section 2.01. The holders of the bonds of the Forty-Fifth Series shall be deemed to have consented and agreed that the Company may, but shall not be obligated to, fix a record date for the purpose of determining the holders of the bonds of the Forty-Fifth Series entitled to consent to any amendment or supplement to the Indenture or the waiver of any provision thereof or any act to be performed thereunder. If a record date is fixed, those persons who were holders at such record date (or their duly designated proxies), and only those persons, shall be entitled to consent to such amendment, supplement or waiver or to revoke any consent previously given, whether or not such persons continue to be holders after such record date. No such consent shall be valid or effective for more than 90 days after such record date.

     Section 2.02. The recitals of fact herein and in the bonds (except the Trustee's Certificate) shall be taken as statements of the Company and shall not be construed as made or warranted by the Trustee. The Trustee makes no representations as to the value of any of the property subjected to the lien of the Indenture, or any part thereof, or as to the title of the Company thereto, or as to the security afforded thereby and hereby, or as to the validity of this Eighty-Sixth Supplemental Trust Indenture or of the bonds of the Forty-Fifth Series (except the Trustee's Certificate), and the Trustee shall incur no responsibility in respect of such matters.

     Section 2.03. This Eighty-Sixth Supplemental Trust Indenture shall be construed in connection with and as part of the Indenture.

     Section 2.04. (a) If any provision of this Eighty-Sixth Supplemental Trust Indenture limits, qualifies, or conflicts with another provision of the Indenture required to be included in indentures qualified under the Trust Indenture Act of 1939 (as in force at the date of this Eighty-Sixth Supplemental Trust Indenture) by any of the provisions of Sections 310 to 317, inclusive, of said Act, such required provision shall control.

     (b) In case any one or more of the provisions contained in this Eighty-Sixth Supplemental Trust Indenture or in the bonds issued hereunder should be invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein and therein shall not in any way be affected, impaired, prejudiced or disturbed thereby.

     Section 2.05. Whenever in this Eighty-Sixth Supplemental Trust Indenture either of the parties hereto is named or referred to, this shall be deemed to include the successors or assigns of such party, and all the covenants and agreements in this Eighty-Sixth Supplemental Trust Indenture contained by or on behalf of the Company or by or on behalf of the Trustee shall bind and inure to the benefit of the respective successors and assigns of such parties, whether so expressed or not.

     Section 2.06. This Eighty-Sixth Supplemental Trust Indenture may be simultaneously executed in several counterparts, and all said counterparts executed and delivered, each as an original, shall constitute but one and the same instrument.

     The Table of Contents and the descriptive headings of the several Articles of this Eighty-Sixth Supplemental Trust Indenture were formulated, used and inserted herein for convenience only and shall not be deemed to affect the meaning or construction of any of the provisions hereof.

     Section 2.07. Duquesne Light Company does hereby constitute and appoint Diane S. Eismont to be its attorney for it and in its name and as and for its corporate deed to acknowledge this Eighty-Sixth Supplemental Trust Indenture before any person having authority by law to take such acknowledgment.

     Mellon Bank, N.A. does hereby constitute and appoint D.M. Babich to be its attorney-in-fact for it and in its name and as and for its corporate deed to acknowledge this Eighty-Sixth Supplemental Trust Indenture before any person having authority by law to take such acknowledgment.

     In Witness Whereof, the party of the first part has caused its corporate name to be subscribed and this Eighty-Sixth Supplemental Trust Indenture to be signed by its Chairman of the Board, President and Chief Executive Officer or a Vice President, and its corporate seal to be hereunto affixed and attested by its Secretary or an Assistant Secretary, for and on its behalf, and the party of the second part, to evidence its acceptance of the trust hereby created, has caused its corporate name to be subscribed, and this Eighty-Sixth Supplemental Trust Indenture to be signed by its President, a Vice President or an Assistant Vice President and its corporate seal to be hereunto affixed and attested by its authorized officer, for and in its behalf, all done as of the first day of June, 1993.


                                              DUQUESNE LIGHT COMPANY



[Seal]                                        By: /s/ Gary L. Schwass
                                                 ---------------------------
                                                    Vice President-Finance
                                                    and Chief Financial Officer

Attest:


/s/ Diane S. Eismont
- -------------------------------
        Secretary


                                              MELLON BANK, N.A.



[Seal]                                        By: /s/ J.H. McAnulty
                                                  ------------------------------
                                                      Vice President

Attest:


/s/ D.M. Babich
- -------------------------------
  Authorized Officer

COMMONWEALTH OF PENNSYLVANIA  )
                              ) ss.:
COUNTY OF ALLEGHENY           )


     On this 23rd day of June, 1993 before me, the subscriber, a notary public in and for said Commonwealth and County, personally appeared Diane S. Eismont, the attorney-in-fact named in the foregoing Eighty-Sixth Supplemental Trust Indenture, and by virtue and in pursuance of the authority therein conferred upon her acknowledged the said Eighty-Sixth Supplemental Trust Indenture to be the act and deed of the said Duquesne Light Company and that she desired the same to be recorded as such.

     Witness my hand and notarial seal the day and year aforesaid.


                                                      /s/ Joanne E. Kirin
                                                      ------------------------
                                                          Notary Public



COMMONWEALTH OF PENNSYLVANIA  )
                              ) ss.:
COUNTY OF ALLEGHENY           )


     On this 23rd day of June, 1993 before me, the subscriber, a notary public in and for said Commonwealth and County, personally appeared D.M. Babich, the attorney-in-fact named in the foregoing Eighty-Sixth Supplemental Trust Indenture, and by virtue and in pursuance of the authority therein conferred upon him acknowledged the said Eighty-Sixth Supplemental Trust Indenture to be the act and deed of the said Mellon Bank, N.A., and that he desired the same to be recorded as such.

     Witness my hand and notarial seal the day and year aforesaid.


                                                      /s/ Nancy A. Fletcher
                                                      ------------------------
                                                          Notary Public

                        CERTIFICATE OF PRECISE RESIDENCE


     I hereby certify that the precise residence of Mellon Bank, N.A. is One Mellon Bank Center, Second Ward, Pittsburgh, Allegheny County, Pennsylvania.


                                       /s/ D.M. Babich
                                      ----------------------------------------
                                     Authorized Signatory of Mellon Bank, N.A.


                                                                June 23, 1993

                        RECORDING INFORMATION


                    Allegheny County, Pennsylvania
                    Office of Recorder of Deeds
                    Recorded June 23, 1993
                    Mortgage Book Volume 13225, page 203

                    Beaver County, Pennsylvania
                    Office of Recorder of Deeds
                    Recorded June 25, 1993
                    Mortgage Book Volume 1267, page 566

                    Greene County, Pennsylvania
                    Office of Recorder of Deeds
                    Recorded June 24, 1993
                    Mortgage Book Volume 115, page 1104

                    Washington County, Pennsylvania
                    Office of Recorder of Deeds
                    Recorded June 24, 1993
                    Mortgage Book Volume 2014, page 103

                    Westmoreland County, Pennsylvania
                    Office of Recorder of Deeds
                    Recorded June 24, 1993
                    Mortgage Book Volume 3151, page 608

                    Belmont County, Ohio
                    Office of Recorder
                    Received June 24, 1993
                    Recorded June 25, 1993
                    Mortgage Book Volume 603, page 776

                    Columbiana County, Ohio
                    Officer of Recorder
                    Recorded June 25, 1993
                    Mortgage Book Volume 380, page 833

                    Jefferson County, Ohio
                    Officer of Recorder
                    Received June 24, 1993
                    Recorded June 25, 1993
                    Mortgage Book Volume 104, page 1

                     Lake County, Ohio
                    Officer of Recorder
                    Recorded June 25, 1993
                    Mortgage Book Volume 871, page 970

                    Monroe County, Ohio
                    Officer of Recorder
                    Received June 24, 1993
                    Recorded June 24, 1993
                    Mortgage Book Volume 133, page 123

                    Hancock County, West Virginia
                    Office of Clerk of County Commission
                    Recorded June 25, 1993
                    Deed of Trust Book 305, page 654

                    Monongalia County, West Virginia
                    Office of Clerk of County Commission
                    Recorded June 24, 1993
                    Deed of Trust Book 712, page 666

                                                                   EXHIBIT 4.2

                                                                CONFORMED COPY



================================================================================


                               EIGHTY-SEVENTH
                        SUPPLEMENTAL TRUST INDENTURE

                                   between


                           DUQUESNE LIGHT COMPANY
                        (a Pennsylvania corporation)



                                      and

                           MELLON BANK, N.A., Trustee

                                  -----------


                           Dated as of August 1, 1993


                                  -----------


                                Supplemental to
                   Trust Indenture dated as of August 1, 1947


                                  -----------


                           Providing for $20,500,000
          First Mortgage Bonds, Pollution Control Collateral Series G


================================================================================

                               TABLE OF CONTENTS

                                                                    Page
Parties.............................................................  1

Recitals............................................................  1

Form of First Mortgage Bond, Pollution Control Collateral Series G..  2

Granting Clauses....................................................  5

                                   ARTICLE I.

                  FORM AND EXECUTION OF FIRST MORTGAGE BONDS,
                     POLLUTION CONTROL COLLATERAL SERIES G

Section 1.01 - Terms of bonds.......................................  6

Section 1.02 - Redemption of bonds..................................  7

Section 1.03 - Redemption of bonds for Sinking Fund.................  7

Section 1.04 - Mandatory Redemption.................................  7

Section 1.05 - 1992 Mortgage; Credit against payment obligation.....  7

Section 1.06 - Transfer of bonds; restriction on transfer...........  8

Section 1.07 - Interchangeability of bonds..........................  8

Section 1.08 - No charge for transfer or exchange of bonds,
               except taxes and governmental charges................  8

Section 1.09 - Reservation of numbers for purposes of redemption....  8

                                  ARTICLE II.

                                 MISCELLANEOUS

Section 2.01 - Fixing of record date................................  8

Section 2.02 - Recitals not made by Trustee;
               no representations made by Trustee...................  9

Section 2.03 - Construction in connection with and as part of the
               Indenture............................................  9

Section 2.04 - (a) Trust Indenture Act requirements control.........  9
               (b) Severability of provisions.......................  9


Section 2.05 - Successors and assigns...............................  9

Section 2.06 - Provision for execution in counterparts; Table of
               Contents and descriptive headings of Articles not
               to affect meaning....................................  9

Section 2.07 - Appointment of attorneys-in-fact.....................  9

Execution........................................................... 10

Acknowledgments..................................................... 11

Certificate of Precise Residence.................................... 12

                                EIGHTY-SEVENTH
                         SUPPLEMENTAL TRUST INDENTURE


     DATED as of the first day of August, 1993, although executed and delivered on the date of the latest acknowledgment at the end hereof, made by and between DUQUESNE LIGHT COMPANY, a corporation organized and existing under and by virtue of the laws of the Commonwealth of Pennsylvania, having its principal office in the City of Pittsburgh in said Commonwealth of Pennsylvania (hereinafter called the "Company"), party of the first part, and MELLON BANK, N.A., successor by merger to Mellon National Bank and Trust Company, a national banking association, having its principal corporate trust office in the City of Pittsburgh in the Commonwealth of Pennsylvania, as Trustee (hereinafter sometimes called the "Trustee"), party of the second part.

     WHEREAS, the Company has heretofore executed and delivered to Mellon Bank, N.A., as Trustee, a certain Trust Indenture (hereinafter called the "Original Indenture") dated as of August 1, 1947 securing its First Mortgage Bonds; and

     WHEREAS, the Original Indenture has been recorded in the Recorders' Offices of the various counties of Pennsylvania as follows:

          In Allegheny County in Mortgage Book Vol. 2897, page 4;
          In Beaver County in Mortgage Book Vol. 430, page 1;
          In Greene County in Mortgage Book Vol. 125, page 1;
          In Washington County in Mortgage Book Vol. 332, page 1; and In Westmoreland County in Mortgage Book Vol. 692, page 2;

has been filed in the Prothonotary's Office in each of said Counties; and has also been recorded in the Office of the Clerk of County Commission of Monongalia County, West Virginia, in Deed of Trust Book Vol. 321, page 327, the Office of the Clerk of County Commission of Hancock County, West Virginia, in Deed of Trust Book Vol. 176, page 1, the Recorder's Office of Belmont County, Ohio, in Mortgage Book Vol. 437, page 109, the Recorder's Office of Columbiana County, Ohio, in Mortgage Book Vol. 1542, page 25, the Recorder's Office of Jefferson County, Ohio, in Mortgage Book Vol. 405, page 1, the Recorder's Office of Lake County, Ohio, in Mortgage Book Vol. 821, page 1, and the Recorder's Office of Monroe County, Ohio, in Mortgage Book Vol. 89, page 1; and

     WHEREAS, since the execution of the Original Indenture, the Company has executed and delivered to Mellon Bank, N.A., as Trustee, eighty-six supplemental trust indentures and an amendment to one thereof, all for the purposes recited therein and as permitted by the Original Indenture; and

     WHEREAS, for convenience of reference the Original Indenture and all indentures supplemental thereto heretofore or hereafter executed, including this Eighty-Seventh Supplemental Trust Indenture, are sometimes hereinafter collectively called the "Indenture"; and

     WHEREAS, the Company has caused the Original Indenture and the aforesaid eighty-six supplemental trust indentures to be recorded and filed, and has caused financing statements and continuation statements under the Uniform Commercial Code to be filed, all in such manner and in such places as are required by law to make effective and maintain the lien intended to be created by the Indenture; and

     WHEREAS, there have been issued under the Original Indenture and certain of the indentures supplemental thereto heretofore executed forty-five series of First Mortgage Bonds, of which $1,291,236,000 aggregate principal amount was outstanding as of the date hereof; and

     WHEREAS, the Company desires to provide for the issuance under the Indenture of a new series of bonds secured thereby in an aggregate principal amount not to exceed $20,500,000 to be designated as "First Mortgage Bonds, Pollution Control Collateral Series G", said new series to be hereinafter sometimes called the "Forty-Sixth Series," the bonds of said series to be issued as registered bonds without coupons in the denominations of $1,000 and any integral multiple of $1,000 that the Company may execute and deliver, and the bonds of said series to be substantially in the form and of the tenor following, to wit:

                    [FORM OF BOND OF THE FORTY-SIXTH SERIES]

     This Bond is not transferable except to a successor trustee under the Indenture of Mortgage and Deed of Trust, dated as of April 1, 1992, as supplemented, between Duquesne Light Company and Mellon Bank, N.A., trustee.


                             DUQUESNE LIGHT COMPANY

                      (Incorporated under the laws of the
                         Commonwealth of Pennsylvania)

           FIRST MORTGAGE BOND, POLLUTION CONTROL COLLATERAL SERIES G

No.                                        $

ORIGINAL ISSUE DATE:                       STATED MATURITY DATE:


     DUQUESNE LIGHT COMPANY, a corporation organized and existing under and by virtue of the laws of the Commonwealth of Pennsylvania (hereinafter called the "Company"), for value received, hereby promises to pay to _______________ or registered assigns the sum of ______________________ Dollars in lawful money of the United States of America on the Stated Maturity Date specified above. This bond shall not bear interest except that, if the Company should default in the payment of the principal hereof, this bond shall bear interest at the rate of five percent per annum until the Company's obligation with respect to the payment of such principal shall be discharged as provided in the Indenture hereinafter mentioned. Principal of and interest, if any, on this bond shall be payable upon presentation hereof at the office or agency of the Company in Pittsburgh, Pennsylvania or at such other office or agency as may be designated for such purpose by the Company from time to time.

     Any payment by the Company under its Indenture of Mortgage and Deed of Trust, dated as of April 1, 1992, as supplemented (the "1992 Mortgage"), to Mellon Bank, N. A., as trustee, of the principal of or interest, if any, on securities which shall have been authenticated and delivered under the 1992 Mortgage on the basis of the issuance and delivery to such trustee of this bond (other than by the application of the proceeds of a payment in respect of this bond) shall, to the extent thereof, be deemed to satisfy and discharge the obligation of the Company, if any, to make a payment of principal of or interest on this bond, as the case may be, which is then due.

     This bond is one of a duly authorized issue of bonds of the Company, known as its First Mortgage Bonds, unlimited in aggregate principal amount, of the series and designation indicated above, which issue of bonds consists, or may consist, of several series of varying denominations, dates and tenors, all issued and to be issued under and equally secured (except insofar as a sinking fund, or similar fund, established in accordance with the provisions of the Indenture may afford additional security for the bonds of any specific series) by a Trust Indenture dated as of August 1, 1947 executed by the Company to Mellon Bank, N.A., formerly Mellon National Bank and Trust Company (herein called the "Trustee"), as Trustee, as heretofore supplemented and amended (said Trust Indenture as supplemented and amended being herein called the "Indenture"), to which Indenture reference is hereby made for a description of the property mortgaged and pledged, the nature and extent of the security, the rights of the holders of the bonds as to such security, and the terms and conditions upon which the bonds may be issued under the Indenture and are secured. The principal hereof may be declared or may become due on the conditions, in the manner and at the time set forth in the Indenture, upon the happening of a completed default as provided in the Indenture. The Indenture provides that such declaration may in certain events be waived by the holders of a majority in principal amount of the bonds outstanding.

     With the consent of the Company and to the extent permitted by and as provided in the Indenture, the rights and obligations of the Company and/or of the holders of the bonds and/or the terms and provisions of the Indenture and/or of any instruments supplemental thereto may be modified or altered by the affirmative vote of the holders of at least seventy percent in principal amount of the bonds then outstanding under the Indenture and any instruments supplemental thereto (excluding bonds disqualified from voting by reason of the interest of the Company or of certain related persons therein as provided in the Indenture), and by the affirmative vote of at least seventy percent in principal amount of the bonds of any series entitled to vote then outstanding under the Indenture and any instruments supplemental thereto (excluding bonds disqualified from voting as aforesaid) and affected by such modification or alteration, in case one or more but less than all of the series of bonds then outstanding are so affected; provided that no such modification or alteration shall permit the extension of the maturity of the principal of this bond or the reduction in the rate of interest hereon or any other modification in the terms of payment of such principal or interest or the taking of certain other action as more fully set forth in the Indenture, without the consent of the holder hereof.

     The Company, the Trustee and any paying agent may deem and treat the person in whose name this bond is registered as the absolute owner hereof for the purpose of receiving payment of or on account of the principal hereof and interest hereon and for all other purposes and shall not be affected by any notice to the contrary.

     In the manner and with the effect provided in the Indenture, this bond may, in whole at any time, or in part from time to time prior to maturity, be redeemed by the Company with funds derived from any source by payment at the office or agency of the Company in Pittsburgh, Pennsylvania or at such other office or agency of the Company as shall be designated from time to time, at a redemption price equal to 100% of the principal amount of this bond to be redeemed.

     This bond is entitled to the benefits of, and is subject to call for redemption for, the Sinking Fund, upon the notice, in the manner, and with the effect provided in the Indenture by payment of the principal amount hereof.

     All bonds of this series shall be redeemed, at a redemption price equal to 100% of the principal amount thereof, if, and at such time as, the securities which shall have been authenticated and delivered under the 1992 Mortgage on the basis of the issuance and delivery to the trustee thereunder of the bonds of this series shall have become subject to mandatory redemption. The holder of this bond, by its acceptance hereof, consents and agrees that no notice of such redemption shall be required to be given.

     This bond shall initially be issued in the name of Mellon Bank, N.A., trustee under the 1992 Mortgage, and is not transferable except to any successor trustee under the 1992 Mortgage. Any such transfer shall be made as prescribed in the Indenture by the registered holder hereof in person, or by such holder's duly authorized attorney, at the office or agency of the Company in Pittsburgh, Pennsylvania or at such other office or agency of the Company as shall be designated from time to time, upon surrender and cancellation of this bond, and thereupon a new bond or bonds of the same series and of authorized denominations for a like aggregate principal amount, and having the same Original Issue Date and Stated Maturity Date, will be issued to the transferee in exchange herefor as provided in the Indenture. Bonds of this series are interchangeable as to denominations in the manner and upon the conditions prescribed in the Indenture. No charge shall be made to any holder of any bond of this series for any transfer or exchange of bonds except for any tax or taxes or other governmental charge required to be paid in connection therewith.

     No recourse shall be had for the payment of principal of or interest, if any, on this bond, or any part thereof, or of any claim based hereon or in respect hereof or of the Indenture, against any incorporator or any past, present or future stockholder, officer or director of the Company or of any predecessor or successor corporation, either directly or through the Company, or through any such predecessor or successor corporation, or through any receiver or a trustee in bankruptcy, whether by virtue of any constitution, statute or rule of law or by the enforcement of any assessment or penalty or otherwise, all such liability being, by the acceptance hereof and as part of the consideration for the issue hereof, expressly waived and released, as more fully provided in the Indenture.

     This bond shall not be valid or become obligatory for any purpose unless and until Mellon Bank, N.A., as Trustee under the Indenture, or its successor thereunder, shall have signed the certificate of authentication endorsed hereon.

     IN WITNESS WHEREOF, DUQUESNE LIGHT COMPANY has caused this bond to be signed in its name with the facsimile signature of its Chairman of the Board, President and Chief Executive Officer, and its corporate seal, or a facsimile thereof, to be hereto affixed and attested with the facsimile signature of its Secretary.

Dated
      --------------------

                                    DUQUESNE LIGHT COMPANY


[Seal]                              By
                                      -------------------------------

Attest:


- ---------------------------------
     Secretary

                             [END OF FORM OF BOND]

     WHEREAS, Sections 2.01, 4.01 and 20.03 of the Original Indenture provide in substance that the Company and the Trustee may enter into indentures supplemental thereto for the purposes, among others, of creating and setting forth the particulars of any new series of bonds and of providing the terms and conditions of the issue of the bonds of any series not expressly provided for in the Original Indenture; and

     WHEREAS, the execution and delivery of this Eighty-Seventh Supplemental Trust Indenture have been duly authorized by a resolution adopted by the Board of Directors of the Company; and

     WHEREAS, all things necessary to make said $20,500,000 aggregate principal amount of said bonds of the Forty-Sixth Series, when duly executed by the Company and authenticated and delivered by the Trustee (or a duly appointed authenticating agent) and issued, the valid, binding and legal obligations of the Company entitled to the benefits and security of the Indenture and to make this Eighty-Seventh Supplemental Trust Indenture a valid, binding and legal instrument in accordance with its terms have been done and performed, and the issue of said Bonds, as herein provided, has been in all respects duly authorized;

                   NOW, THEREFORE, THIS INDENTURE WITNESSETH:

     Duquesne Light Company, intending to be legally bound hereby, in consideration of the premises and of One Dollar to it duly paid by the Trustee at or before the issuance and delivery of these presents, the receipt whereof is hereby acknowledged, and of the purchase and acceptance from time to time of said bonds of the Forty-Sixth Series by the holders thereof, and in order to declare the conditions and terms upon and subject to which the bonds of said series are to be issued and secured, and in order to create the bonds of said series and further to secure the payment of the principal of, and premium, if any, and interest on all bonds of the Company at any time outstanding under the Indenture according to their tenor and effect and the performance of and compliance with the covenants and conditions in the Indenture contained, has executed and delivered this Eighty-Seventh Supplemental Trust Indenture and hereby grants, bargains, sells, warrants, releases, conveys, assigns, transfers, mortgages, pledges, sets over and confirms unto Mellon Bank, N.A., as Trustee under the Indenture, and to its respective successors in said trust, forever, all property, real, personal and mixed, now owned or hereafter acquired or to be acquired by the Company and wheresoever situated (except as excepted from the lien of the Indenture by the provisions thereof), subject to the rights reserved by the Company in and by various provisions of the Indenture, including (without in anywise limiting or impairing by the enumeration of the same the scope and intent of the foregoing or of any general description contained in the Indenture) all lands, rights of way, roads, all powerhouses, buildings and other structures, and all offices, buildings and the contents thereof; all machinery, engines, boilers, dynamos, electrical machinery, regulators, meters, transformers, generators, motors, electrical and mechanical appliances, conduits, cables, water or other pipes, pole and transmission lines, poles, wires, cross-arms, insulators, substations and superstructures, generating, distributing and transmitting equipment, tools, implements, apparatus and supplies and coal in place and interests in coal; whether appertaining to any existing or future system of the Company or otherwise and including all other property now used or provided for use or hereafter acquired for use, in the construction, repair, maintenance and operation of such systems, both those now owned and those which may hereafter be acquired by the Company; all municipal or other grants, rights, permits, consents, franchises, privileges, easements, licenses, ordinances, rights of way, liberties and immunities of the Company, howsoever conferred or acquired and whether now owned or hereafter acquired; and all leases, leaseholds, power contracts, street lighting contracts and other rights with respect to the construction, maintenance, repair and operation of any systems now owned or hereafter acquired by the Company, and any additions thereto or extensions thereof; certain parts or parcels of such property being more specifically described as follows:

     All the following described property situate in the County of Allegheny and Commonwealth of Pennsylvania, the deed herein recited being recorded in the Recorder's Office of said County, and reference being made thereto for a more particular description of said property, viz:

               All that certain lot or piece of ground situate partly in the Township of North Fayette and partly in the Township of Findlay. Conveyed to Duquesne Light Company by: Miriam G. Lewis, widow, Deed dated July 24, 1992, Deed Book Volume 8794, page 633; Donald B. Lewis et ux, Deed dated July 22, 1992, Deed Book Volume 8794, page 638; Loren L. Lewis, et ux, Deed dated July 20, 1992, Deed Book Volume 8794, page 643; and Mellon Bank, N.A., Executor of the Estate of Gordon E. Williams, deceased, Deed dated August 10, 1992, Deed Book Volume 8794, page 649. (Transmission Line).

     TOGETHER WITH all and singular the tenements, hereditaments and appurtenances belonging or in anywise appertaining to the aforesaid property or any part thereof, with the reversion and reversions, remainder and remainders, tolls, rents and revenues, issues, income, product and profits thereof and all the estate, right, title, interest and claim whatsoever, at law as well as in equity, which the Company now has or may hereafter acquire in and to the aforesaid property and every part and parcel thereof except as excepted or excluded from the lien of the Indenture;

     THERE BEING HEREBY EXCEPTED from the lien of the Indenture, whether now owned or hereafter acquired by the Company, anything herein contained to the contrary notwithstanding, all those certain items of property of the classes specifically excepted from the lien of the Original Indenture by the terms thereof;

     TO HAVE AND TO HOLD all properties, real, personal and mixed, mortgaged, pledged or conveyed by the Company as aforesaid, or intended so to be, unto the Trustee and its successors and assigns, FOREVER; subject, however, to permissible encumbrances, as defined in the Original Indenture, and to all the other terms, conditions, covenants, uses, trusts and defeasances incorporated in the Indenture.

     The parties hereto shall have, possess and enjoy the same rights, powers, duties and privileges as affecting the property hereby conveyed as they have under the Original Indenture insofar as the same may be applicable hereto, with the same force and effect as though the terms, conditions, and defeasances of the Original Indenture had been embodied herein.

     IT IS HEREBY COVENANTED, DECLARED AND AGREED by the Company and the Trustee, and its successors in the trust under the Indenture, for the benefit of those who hold or shall hold the bonds, or any of them, issued or to be issued thereunder, as follows:

                                   ARTICLE I

                  FORM AND EXECUTION OF FIRST MORTGAGE BONDS,
                     POLLUTION CONTROL COLLATERAL SERIES G

     SECTION 1.01. There is hereby created, for issuance under the Indenture and to be secured thereby, a series of bonds, designated "First Mortgage Bonds, Pollution Control Collateral Series G." Each bond of such series shall bear the descriptive title "First Mortgage Bond, Pollution Control

Collateral Series G," and the form thereof shall be substantially of the tenor and purport hereinbefore recited. The bonds of the Forty-Sixth Series shall be issued from time to time in an aggregate principal amount of $20,500,000, excluding any bonds of the Forty-Sixth Series which may be authenticated in exchange for or in lieu of or in substitution for or on transfer of other bonds of such series pursuant to the provisions of the Indenture, and shall be issued as registered bonds without coupons in denominations of $1,000 and integral multiples thereof. The bonds of the Forty-Sixth Series shall mature on October 1, 2027 and shall not bear interest except as provided in Article XIII of the Original Indenture. The principal of and interest, if any, on each bond of the Forty-Sixth Series shall be payable at the office or agency of the Company in Pittsburgh, Pennsylvania or at such other office or agency of the Company as shall be designated from time to time, in lawful money of the United States of America.

     Each bond of the Forty-Sixth Series shall be dated as of its Original Issue Date. The term "Original Issue Date" as used in this Section 1.01 shall mean the date of the first authentication and delivery hereunder of such bonds.

     SECTION 1.02. Each bond of the Forty-Sixth Series shall be redeemable at the option of the Company in whole at any time, or in part from time to time, prior to maturity, at a redemption price equal to 100.00% of the principal amount thereof to be redeemed, by payment at the office or agency of the Company in Pittsburgh, Pennsylvania, or at such other office or agency of the Company as shall be designated from time to time. Any such redemption shall be made upon not less than 30 days' previous notice to be given in the manner provided in
Section 10.02 of the Original Indenture.

     SECTION 1.03. The bonds of the Forty-Sixth Series shall be redeemable on October 1 of each year commencing one year after the date of issuance of the first bonds of said series for the Sinking Fund for bonds of said series provided for in Article XII of the Original Indenture, upon not less than 30 days' previous notice of redemption to be given in the manner provided in
Section 10.02 of the Original Indenture, at the principal amount thereof.

     SECTION 1.04. All bonds of the Forty-Sixth Series shall be redeemed, at a redemption price equal to 100% of the principal amount thereof, if, and at such time as, the securities which shall have been authenticated and delivered under the 1992 Mortgage (as hereinafter defined) on the basis of the issuance and delivery to the 1992 Mortgage Trustee (as hereinafter defined) of the bonds of the Forty-Sixth Series shall have become subject to mandatory redemption. No notice of such redemption shall be required to be given.

     SECTION 1.05. The bonds of the Forty-Sixth Series shall be issued and delivered to Mellon Bank, N.A., as trustee under the Indenture of Mortgage and Deed of Trust, dated as of April 1, 1992, as supplemented (the "1992 Mortgage"), of the Company to such trustee (the "1992 Mortgage Trustee"), as the basis for the authentication and delivery under the 1992 Mortgage of a series of securities. As provided in the 1992 Mortgage, the bonds of the Forty-Sixth Series will be registered in the name of the 1992 Mortgage Trustee or its nominee and will be owned and held by the 1992 Mortgage Trustee, subject to the provisions of the 1992 Mortgage, for the benefit of the holders of all securities from time to time outstanding under the 1992 Mortgage, and the Company shall have no interest therein.

     Any payment by the Company under the 1992 Mortgage of the principal of or interest, if any, on the securities which shall have been authenticated and delivered under the 1992 Mortgage on the basis of the issuance and delivery to the 1992 Mortgage Trustee of bonds of the Forty-Sixth Series (other than by the application of the proceeds of a payment in respect of such bonds) shall, to the extent thereof, be deemed to satisfy and discharge the obligation of the Company, if any, to make a payment of principal of or interest on such bonds, as the case may be, which is then due.

     The Trustee may conclusively presume that the obligation of the Company to pay the principal of the bonds of the Forty-Sixth Series as the same shall become due and payable shall have been fully satisfied and discharged unless and until it shall have received a written notice from the 1992 Mortgage Trustee, signed by an authorized officer thereof, stating that the principal of specified bonds of the Forty-Sixth Series has become due and payable and has not been fully paid, and specifying the amount of funds required to make such payment.

     SECTION 1.06. The bonds of the Forty-Sixth Series shall not be transferable, except to any successor trustee under said 1992 Mortgage. Any such transfer shall be made by the registered holder thereof, in person or by a duly authorized attorney, at the office or agency of the Company in Pittsburgh, Pennsylvania, or at such other office or agency of the Company as shall be designated from time to time, upon surrender and cancellation of such bonds, and thereupon a new bond or bonds of said series and of authorized denominations for a like aggregate principal amount and having the same Original Issue Date, Stated Maturity Date and other terms and conditions will be issued to the transferee in exchange therefor. New bonds issued upon any such transfer shall be so dated and shall carry such rights to any interest accrued and unpaid that neither gain nor loss in interest shall result from such transfer.

     SECTION 1.07. The registered holder of any bond or bonds of the Forty-Sixth Series at his option may surrender the same at the office or agency of the Company in Pittsburgh, Pennsylvania, or at such other office or agency of the Company as shall be designated from time to time, for cancellation in exchange for another or other bonds of the said series of authorized denominations, but of the same aggregate principal amount and having the same Original Issue Date, Stated Maturity Date and other terms and conditions and being so dated and carrying such rights to any interest accrued and unpaid that neither gain nor loss in interest shall result from such exchange. Thereupon, the Company shall execute and deliver to the Trustee, and the Trustee shall authenticate and deliver such other bond or bonds to such registered holder either at its office or at said office or agency of the Company.

     SECTION 1.08. No charge shall be made to any registered holder of any bond of the Forty-Sixth Series for any exchange or transfer of bonds of said series except that in case of any exchange or transfer the Company may make a charge therefor sufficient to reimburse it for any tax or taxes or other governmental charge required to be paid in connection therewith.

     SECTION 1.09. For the purpose only of complying with the Original Indenture (particularly Sections 10.02 and 12.02(b) thereof) in connection with the redemption of bonds of the Forty-Sixth Series, for each $1,000 principal amount of bonds authenticated and delivered hereunder there shall be assigned a number in such manner and at such time as the Trustee may deem appropriate. Portions of the principal amount less than the entire principal amount of a bond of the Forty-Sixth Series of a denomination larger than $1,000 may be redeemed only in integral multiples of $1,000.

                                   ARTICLE II

                                 MISCELLANEOUS

     SECTION 2.01. The holders of the bonds of the Forty-Sixth Series shall be deemed to have consented and agreed that the Company may, but shall not be obligated to, fix a record date for the purpose of determining the holders of the bonds of the Forty-Sixth Series entitled to consent to any amendment or supplement to the Indenture or the waiver of any provision thereof or any act to be performed thereunder. If a record date is fixed, those persons who were holders at such record date (or their duly designated proxies), and only those persons, shall be entitled to consent to such amendment, supplement or waiver or to revoke any consent previously given, whether or not such persons continue to be holders after such record date. No such consent shall be valid or effective for more than 90 days after such record date.

     SECTION 2.02. The recitals of fact herein and in the bonds (except the Trustee's Certificate) shall be taken as statements of the Company and shall not be construed as made or warranted by the Trustee. The Trustee makes no representations as to the value of any of the property subjected to the lien of the Indenture, or any part thereof, or as to the title of the Company thereto, or as to the security afforded thereby and hereby, or as to the validity of this Eighty-Seventh Supplemental Trust Indenture or of the bonds of the Forty-Sixth Series (except the Trustee's Certificate), and the Trustee shall incur no responsibility in respect of such matters.

     SECTION 2.03. This Eighty-Seventh Supplemental Trust Indenture shall be construed in connection with and as part of the Indenture.

     SECTION 2.04. (a) If any provision of this Eighty-Seventh Supplemental Trust Indenture limits, qualifies, or conflicts with another provision of the Indenture required to be included in indentures qualified under the Trust Indenture Act of 1939 (as in force at the date of this Eighty-Seventh Supplemental Trust Indenture) by any of the provisions of Sections 310 to 317, inclusive, of said Act, such required provision shall control.

     (b) In case any one or more of the provisions contained in this Eighty-Seventh Supplemental Trust Indenture or in the bonds issued hereunder should be invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein and therein shall not in any way be affected, impaired, prejudiced or disturbed thereby.

     SECTION 2.05. Whenever in this Eighty-Seventh Supplemental Trust Indenture either of the parties hereto is named or referred to, this shall be deemed to include the successors or assigns of such party, and all the covenants and agreements in this Eighty-Seventh Supplemental Trust Indenture contained by or on behalf of the Company or by or on behalf of the Trustee shall bind and inure to the benefit of the respective successors and assigns of such parties, whether so expressed or not.

     SECTION 2.06. This Eighty-Seventh Supplemental Trust Indenture may be simultaneously executed in several counterparts, and all said counterparts executed and delivered, each as an original, shall constitute but one and the same instrument.

     The Table of Contents and the descriptive headings of the several Articles of this Eighty-Seventh Supplemental Trust Indenture were formulated, used and inserted herein for convenience only and shall not be deemed to affect the meaning or construction of any of the provisions hereof.

     SECTION 2.07. Duquesne Light Company does hereby constitute and appoint Joan S. Senchyshyn to be its attorney-in-fact for it and in its name and as and for its corporate deed to acknowledge this Eighty-Seventh Supplemental Trust Indenture before any person having authority by law to take such acknowledgment.

     Mellon Bank, N.A. does hereby constitute and appoint D.M. Babich to be its attorney-in-fact for it and in its name and as and for its corporate deed to acknowledge this Eighty-Seventh Supplemental Trust Indenture before any person having authority by law to take such acknowledgment.

     In Witness Whereof, the party of the first part has caused its corporate name to be subscribed and this Eighty-Seventh Supplemental Trust Indenture to be signed by its Chairman of the Board, President and Chief Executive Officer or a Vice President, and its corporate seal to be hereunto affixed and attested by its Secretary or an Assistant Secretary, for and on its behalf, and the party of the second part, to evidence its acceptance of the trust hereby created, has caused its corporate name to be subscribed, and this Eighty-Seventh Supplemental Trust Indenture to be signed by its President, a Vice President or an Assistant Vice President and its corporate seal to be hereunto affixed and attested by its authorized officer, for and in its behalf, all done as of the first day of August, 1993.


                                          DUQUESNE LIGHT COMPANY


[Seal]                                    By:/s/ Gary L. Schwass
                                               --------------------------------
                                                  Vice President-Finance
                                                  and Chief Financial Officer

Attest:


/s/ Joan S. Senchyshyn
- --------------------------------
         Assistant Secretary

                                          MELLON BANK, N.A.


[Seal]                                    By:/s/ J.H. McAnulty
                                             ----------------------------------
                                                  Vice President
Attest:

/s/ D.M. Babich
- --------------------------------
Authorized Officer

COMMONWEALTH OF PENNSYLVANIA  )
                              ) ss.:
COUNTY OF ALLEGHENY           )


     On this 23rd day of August, 1993 before me, the subscriber, a notary public in and for said Commonwealth and County, personally appeared Joan S. Senchyshyn, the attorney-in-fact named in the foregoing Eighty-Seventh Supplemental Trust Indenture, and by virtue and in pursuance of the authority therein conferred upon her acknowledged the said Eighty-Seventh Supplemental Trust Indenture to be the act and deed of the said Duquesne Light Company and that she desired the same to be recorded as such.

     WITNESS my hand and notarial seal the day and year aforesaid.


                                         /s/ Joanne E. Kirin
                                         -------------------------
                                              Notary Public



COMMONWEALTH OF PENNSYLVANIA  )
                              ) ss.:
COUNTY OF ALLEGHENY           )


     On this 24th day of August, 1993 before me, the subscriber, a notary public in and for said Commonwealth and County, personally appeared D.M. Babich, the attorney-in-fact named in the foregoing Eighty-Seventh Supplemental Trust Indenture, and by virtue and in pursuance of the authority therein conferred upon him acknowledged the said Eighty-Seventh Supplemental Trust Indenture to be the act and deed of the said Mellon Bank, N.A., and that he desired the same to be recorded as such.

     WITNESS my hand and notarial seal the day and year aforesaid.


                                         /s/ Lorraine L. Henderson
                                         ----------------------------
                                                         Notary Public

                        CERTIFICATE OF PRECISE RESIDENCE


     I hereby certify that the precise residence of Mellon Bank, N.A. is One Mellon Bank Center, Second Ward, Pittsburgh, Allegheny County, Pennsylvania.



                              /s/ D.M. Babich
                              ------------------------------------
                              Authorized Signatory of Mellon Bank, N. A.


                                                                 August 24, 1993

                             RECORDING INFORMATION

                    Allegheny County, Pennsylvania
                    Office of Recorder of Deeds
                    Recorded:   August 24, 1993
                    Mortgage Book Volume 13406, page 12

                    Beaver County, Pennsylvania
                    Office of Recorder of Deeds
                    Recorded:  August 24, 1993
                    Mortgage Book Volume 1277, page 454

                    Greene County, Pennsylvania
                    Office of Recorder of Deeds
                    Recorded:  August 25, 1993
                    Mortgage Book Volume 118, page 844

                    Washington County, Pennsylvania
                    Office of Recorder of Deeds
                    Recorded:  August 26, 1993
                    Mortgage Book Volume 2037, page 203

                    Westmoreland County, Pennsylvania
                    Office of Recorder of Deeds
                    Recorded:  August 25, 1993
                    Mortgage Book Volume 3197, page 532

                    Belmont County, Ohio
                    Office of Recorder
                    Received:  August 25, 1993
                    Recorded:  August 26, 1993
                    Mortgage Book Volume 606, page 682

                    Columbiana County, Ohio
                    Office of Recorder
                    Recorded:  August 26, 1993
                    Mortgage Book Volume 390, page 695

                    Jefferson County, Ohio
                    Office of Recorder
                    Received:  August 25, 1993
                    Recorded:  August 26, 1993
                    Mortgage Book Volume 110, page 10

                    Lake County, Ohio
                    Office of Recorder
                    Recorded:  August 26, 1993
                    Mortgage Book Volume 898, page 111

                    Monroe County, Ohio
                    Office of Recorder
                    Received:  August 25, 1993
                    Recorded: August 25, 1993
                    Mortgage Book Volume 133, page 698

                    Hancock County, West Virginia
                    Office of Clerk of County Commission
                    Recorded:  August 26, 1993
                    Deed of Trust Book 307, page 126

                    Monongalia County, West Virginia
                    Office of Clerk of County Commission
                    Recorded:  August 25, 1993
                    Deed of Trust Book 719, page 348

                                                                   EXHIBIT 4.2

                                                            CONFORMED COPY

================================================================================



                                EIGHTY-EIGHTH
                        SUPPLEMENTAL TRUST INDENTURE


                                   between


                           DUQUESNE LIGHT COMPANY
                        (a Pennsylvania corporation)


                                     and


                         MELLON BANK, N.A., Trustee



                             -------------------



                          Dated September 23, 1993



                             -------------------



              Subjecting additional property to the lien of the
                 Trust Indenture dated as of August 1, 1947



================================================================================

                                EIGHTY-EIGHTH
                        SUPPLEMENTAL TRUST INDENTURE


    Made this 23rd day of September, 1993, by and between DUQUESNE LIGHT COMPANY, a corporation organized and existing under and by virtue of the laws of the Commonwealth of Pennsylvania, having its principal office in the City of Pittsburgh in said Commonwealth of Pennsylvania (hereinafter sometimes called the "Company"), party of the first part,
                                      A
                                       N
                                        D
    MELLON BANK, N.A., successor by merger to Mellon National Bank and Trust Company, a national banking association, having its principal corporate trust office in the City of Pittsburgh in the Commonwealth of Pennsylvania, as Trustee (hereinafter sometimes called the "Trustee"), party of the second part.

    WHEREAS, the Company has heretofore executed and delivered to Mellon Bank, N.A., as Trustee, a certain Trust Indenture (hereinafter called the "Original Indenture") dated as of August 1, 1947 securing its First Mortgage Bonds; and

    WHEREAS, the Original Indenture has been recorded in the Recorders' Offices of the various counties of Pennsylvania as follows:

    In Allegheny County in Mortgage Book Vol. 2897, page 4;
    In Beaver County in Mortgage Book Vol. 430, page 1;
    In Greene County in Mortgage Book Vol. 125, page 1;
    In Washington County in Mortgage Book Vol. 332, page 1; and
    In Westmoreland County in Mortgage Book Vol. 692, page 2;

has been filed in the Prothonotary's Office in each of said Counties; and has also been recorded in the Office of the Clerk of County Commission of Monongalia County, West Virginia, in Deed of Trust Book Vol. 321, page 327, the Office of the Clerk of County Commission of Hancock County, West Virginia, in Deed of Trust Book Vol. 176, page 1, the Recorder's Office of Belmont County, Ohio, in Mortgage Book Vol. 437, page 109, the Recorder's Office of Columbiana County, Ohio, in Mortgage Book Vol. 1542, page 25, the Recorder's Office of Jefferson County, Ohio, in Mortgage Book Vol. 405, page 1, the Recorder's Office of Lake County, Ohio, in Mortgage Book Vol. 821, page 1, and the Recorder's Office of Monroe County, Ohio, in Mortgage Book Vol. 89, page 1; and

    WHEREAS, in and by Sections 8.09 and 20.03 of the said Trust Indenture, provision is made for the giving by the said Company of supplemental indentures supplemental to the said recited Trust Indenture for certain purposes, including, inter alia, to make subject to the lien of the Trust Indenture property acquired subsequent to the date thereof; and

    WHEREAS, the Company has acquired certain additional properties which it desires to subject to the lien of said Trust Indenture by an Eighty-Eighth Supplemental Trust Indenture;

    NOW, THEREFORE, THIS EIGHTY-EIGHTH SUPPLEMENTAL TRUST INDENTURE WITNESSETH that Duquesne Light Company, in consideration of the premises and of the purchase and acceptance of bonds issued under the provisions of the Trust Indenture given by the Company to Mellon National Bank and Trust Company (now Mellon Bank, N.A.), Trustee, dated as of August 1, 1947, by the holders thereof, and of One Dollar ($1.00) to it paid by the Trustee at or before the sealing and delivery of this Eighty-Eighth Supplemental Trust Indenture, and in order to secure the payment both of the principal of and interest on all bonds of the Company at any time outstanding under said Trust Indenture according to their tenor and effect, and the performance of and compliance with the covenants and conditions in said Trust Indenture contained, grants, bargains, sells, warrants, releases, conveys, assigns, transfers, mortgages, pledges, sets over and confirms unto Mellon Bank, N.A., as Trustee under the said Trust Indenture, and to its respective successors in said trust forever, all property, real, personal and mixed, now owned or hereafter acquired or to be acquired by the Company and wheresoever situated (except as excepted from the lien of the Trust Indenture and this Eighty-Eighth Supplemental Trust Indenture by the provisions thereof and hereof), subject to the rights reserved by the Company in and by various provisions of said Trust Indenture and this Eighty-Eighth Supplemental Trust Indenture, including (without in any wise limiting or impairing by the enumeration of the same the scope and intent of the foregoing or of any general description contained in this Eighty-Eighth Supplemental Trust Indenture) all lands, rights of way, roads, all powerhouses, buildings and other structures, and all offices, buildings and contents thereof; all machinery, engines, boilers, dynamos, electrical machinery, regulators, meters, transformers, generators, motors, electrical and mechanical appliances, conduits, cables, water or other pipes, pole and transmission lines, poles, wires, crossarms, insulators, substations and superstructures, generating, distributing and transmitting equipment, tools, implements, apparatus and supplies, and coal in place and interests in coal; whether appertaining to any existing or future system of the Company or otherwise and including all other property now used or provided for use or hereafter acquired for use, in the construction, repair, maintenance and operation of such systems, both those now owned and those which may hereafter be acquired by the Company; all municipal or other grants, rights, permits, consents, franchises, privileges, easements, licenses, ordinances, rights of way, liberties and immunities of the Company, howsoever conferred or acquired and whether now owned or hereafter acquired; and all leases, leaseholds, power contracts, street lighting contracts and other rights with respect to the construction, maintenance, repair and operation of any systems now owned or hereafter acquired by the Company, and any additions thereto or extensions thereof.

    TOGETHER with all and singular the tenements, hereditaments and appurtenances belonging or in any wise appertaining to the aforesaid property or any part thereof, with the reversion and reversions, remainder and remainders, tolls, rents and revenues, issues, income, product and profits thereof, and all the estate, right, title, interest and claim whatsoever, at law as well as in equity, which the Company now has or may hereafter acquire in and to the aforesaid property and franchises and every part and parcel thereof except as hereinafter excepted or excluded from the lien hereof, and of the above recited Trust Indenture.

    There are hereby excepted from the lien of this Eighty-Eighth Supplemental Trust Indenture, whether now owned or hereafter acquired by the Company, anything herein contained to the contrary notwithstanding, all those certain items of property of the classes specifically excepted from the lien of the above recited Trust Indenture by the terms thereof.

    TO HAVE AND TO HOLD ALL said properties, real, personal and mixed, mortgaged, pledged or conveyed by the Company as aforesaid, or intended so to be, unto the Trustee and its successors and assigns, FOREVER; subject, however, to permissible encumbrances, as defined in the above recited Trust Indenture, and to all of the other terms, conditions, covenants, uses, trusts and defeasances incorporated in the said recited Trust Indenture dated as of August 1, 1947.

    The parties hereto shall have, possess and enjoy the same rights, powers, duties and privileges as affecting the property hereby conveyed as they have under said recited Trust Indenture insofar as the same may be applicable hereto, with the same force and effect as though the terms, conditions, covenants and defeasances of said recited Trust Indenture had been embodied herein.

    This Eighty-Eighth Supplemental Trust Indenture is duly executed and delivered in accordance with resolutions of the Board of Directors of the Company adopted at a meeting held on August 31, 1993.

    IN WITNESS WHEREOF, the party of the first part has caused its corporate name to be subscribed and this Eighty-Eighth Supplemental Trust Indenture to be signed by its Chairman of the Board, President and Chief Executive Officer or a Vice President, and its corporate seal to be hereunto affixed and attested by its Secretary or an Assistant Secretary, for and in its behalf, and the party of the second part, to evidence its acceptance of the additional trust hereby created, has caused its corporate name to be subscribed and this Eighty-Eighth Supplemental Trust Indenture to be signed by its Vice President or an Assistant Vice President, and its corporate seal to be hereunto affixed and attested by its Authorized Officer, for and in its behalf, all done as of the day and year first above written.



                             DUQUESNE LIGHT COMPANY



[Seal]                       By: /s/ Gary L. Schwass
                                 -------------------------------
                                  Vice President-Finance
                                  and Chief Financial Officer
Attest:


/s/ Diane S. Eismont
- ------------------------------
         Secretary


                             MELLON BANK, N.A.



[Seal]                       By: /s/ M. J. Richards
                                 -------------------------------
                                  Assistant Vice President

Attest:


/s/ D. M. Babich
- ------------------------------
 Authorized Officer

COMMONWEALTH OF PENNSYLVANIA  )
                              ) ss.:
COUNTY OF ALLEGHENY           )


    On this  23rd   day of September, 1993 before me, the subscriber, a notary public in and for said Commonwealth and County, personally appeared Gary L. Schwass, who acknowledged himself to be Vice President-Finance and Chief Financial Officer of Duquesne Light Company, a corporation, and that he as such Vice President-Finance and Chief Financial Officer, being authorized to do so, executed the foregoing instrument for the purposes therein contained by signing the name of the corporation by himself as Vice President-Finance and Chief Financial Officer.

    IN WITNESS WHEREOF I hereunto set my hand and official seal.



                                  /s/ Joanne E. Kirin
                                  ------------------------------
                                     Notary Public



COMMONWEALTH OF PENNSYLVANIA  )
                              ) ss.:
COUNTY OF ALLEGHENY           )


    On this 23rd day of September, 1993 before me, the subscriber, a notary public in and for said Commonwealth and County, personally appeared M.J. Richards, who acknowledged herself to be Assistant Vice President of Mellon Bank, N.A., a national banking association, and that she as such Assistant Vice President, being authorized to do so, executed the foregoing instrument for the purposes therein contained by signing the name of the corporation by herself as Assistant Vice President.

    IN WITNESS WHEREOF I hereunto set my hand and official seal.



                                  /s/ Lorraine L. Henderson
                                  ------------------------------
                                     Notary Public

                      CERTIFICATE OF PRECISE RESIDENCE


    I hereby certify that the precise residence of Mellon Bank, N.A. is One Mellon Bank Center, Second Ward, Pittsburgh, Allegheny County, Pennsylvania.


                   /s/ D. M. Babich
                   -----------------------------------------
                   Authorized Signatory of Mellon Bank, N.A.


                                   September 23, 1993

                            RECORDING INFORMATION


              Allegheny County, Pennsylvania
              Office of Recorder of Deeds
              Recorded September 27, 1993
              Mortgage Book Volume 13497, page 457

              Beaver County, Pennsylvania
              Office of Recorder of Deeds
              Recorded September 27, 1993
              Mortgage Book Volume 1282, page 879

              Greene County, Pennsylvania
              Office of Recorder of Deeds
              Recorded September 24, 1993
              Mortgage Book Volume 120, page 54

              Washington County, Pennsylvania
              Office of Recorder of Deeds
              Recorded September 24, 1993
              Mortgage Book Volume 2552, page 67

              Westmoreland County, Pennsylvania
              Office of Recorder of Deeds
              Recorded September 24, 1993
              Mortgage Book Volume 3220, page 30

              Belmont County, Ohio
              Office of Recorder
              Received September 24, 1993
              Recorded September 27, 1993
              Mortgage Book Volume 608, page 23

              Columbiana County, Ohio
              Officer of Recorder
              Recorded September 27, 1993
              Mortgage Book Volume 395, page 295

              Jefferson County, Ohio
              Office of Recorder
              Received September 24, 1993
              Recorded September 27, 1993
              Mortgage Book Volume 112, page 710

              Lake County, Ohio
              Office of Recorder
              Recorded September 27, 1993
              Mortgage Book Volume 910, page 1178

              Monroe County, Ohio
              Office of Recorder
              Received September 24, 1993
              Recorded September 24, 1993
              Mortgage Book Volume 133, page 927

              Hancock County, West Virginia
              Office of Clerk of County Commission
              Recorded September 27, 1993
              Deed of Trust Book 308, page 276

              Monongalia County, West Virginia
              Office of Clerk of County Commission
              Recorded September 24, 1993
              Deed of Trust Book 722, page 241

                                                                   EXHIBIT 4.6
                                                                CONFORMED COPY

==============================================================================

                             DUQUESNE LIGHT COMPANY

                                       TO

                               MELLON BANK, N.A.

                                           Trustee

                             _____________________


                          Supplemental Indenture No. 5

                            Dated as of June 1, 1993



                   Supplemental to the Indenture of Mortgage
                  and Deed of Trust dated as of April 1, 1992



                      Establishing a series of Securities
                    designated First Collateral Trust Bonds,
                Series E, limited in aggregate principal amount
                to $300,000,000 and amending Section 901 of the
             Original Indenture pursuant to Section 1401(j) thereof

==============================================================================

     SUPPLEMENTAL INDENTURE No. 5, dated as of June 1, 1993, between DUQUESNE LIGHT COMPANY, a corporation duly organized and existing under the laws of the Commonwealth of Pennsylvania (hereinafter sometimes called the "Company"), and MELLON BANK, N.A., a national banking association organized and existing under the laws of the United States of America, trustee (hereinafter sometimes called the "Trustee"), under the Indenture of Mortgage and Deed of Trust, dated as of April 1, 1992 (hereinafter called the "Original Indenture"), this Supplemental Indenture No. 5 being supplemental thereto. The Original Indenture and any and all indentures and instruments supplemental thereto are hereinafter sometimes collectively called the "Mortgage."

                            Recitals of the Company

     The Original Indenture was authorized, executed and delivered by the Company to provide for the issuance from time to time of its Securities (such term and all other capitalized terms used herein without definition having the meanings assigned to them in the Original Indenture), to be issued in one or more series as contemplated therein, and to provide security for the payment of the principal of and premium, if any, and interest, if any, on the Securities.

     The Company has heretofore executed and delivered to Mellon Bank, N.A., as Trustee, Supplemental Indentures for the purposes recited therein and for the purpose of creating series of Securities as set forth in Schedule A hereto.

     The Company desires to establish a series of Securities to be designated "First Collateral Trust Bonds, Series E" to be limited in aggregate principal amount (except as contemplated in Section 301(b) of the Original Indenture) to $300,000,000, such series of Securities to be hereinafter sometimes called "Series No. 4", and to amend Section 901 of the Original Indenture pursuant to
Section 1401(j) thereof.

     The Company has duly authorized the execution and delivery of this Supplemental Indenture No. 5 to establish the Securities of Series No. 4 and to amend Section 901 of the Original Indenture and has duly authorized the issuance of such Securities; and all acts necessary to make this Supplemental Indenture No. 5 a valid agreement of the Company, and to make the Securities of Series No. 4 valid obligations of the Company, have been performed.

     NOW, THEREFORE, THIS SUPPLEMENTAL INDENTURE NO. 5 WITNESSETH, that, in consideration of the premises and of the purchase of the Securities by the Holders thereof, and in order to secure the payment of the principal of and premium, if any, and interest, if any, on all Securities from time to time Outstanding and the performance of the covenants contained therein and in the Mortgage and to declare the terms and conditions on which such Securities are secured, the Company hereby grants, bargains, sells, releases, conveys, assigns, transfers, mortgages, pledges, sets over and confirms to the Trustee, and grants to the Trustee a security interest in, the following:

                            Granting Clause First

          All right, title and interest of the Company in and to property
     (other than Excepted Property), real, personal and mixed and wherever situated, in any case used or to be used in or in connection with the generation, purchase, transmission, distribution or sale by the Company of electric energy (whether or not such use is the sole use of such property), including without limitation (a) all lands, easements, servitudes, licenses, permits, rights of way and other rights and interests in or relating to real property or the occupancy or use of the same; (b) all plants, generators, turbines, engines, boilers, fuel handling and transportation facilities, air and water pollution control and sewage and solid waste disposal facilities and other machinery and facilities for the generation of electric energy; (c) all switchyards, lines, towers, substations, transformers and other machinery and facilities for the transmission of electric energy; (d) all lines, poles, conduits, conductors, meters, regulators and other machinery and facilities for the distribution of electric energy; (e) all buildings, offices, warehouses and other structures; and (f) all pipes, cables, insulators, ducts, tools, computers and other data processing and/or storage equipment and other equipment, apparatus and facilities and all other property, of whatever kind and nature, ancillary to or otherwise used or to be used in conjunction with any or all of the foregoing or otherwise, directly or indirectly, in furtherance of the generation, purchase, transmission, distribution or sale by the Company of electric energy;

                           Granting Clause Second

          Subject to the applicable exceptions permitted by Section 810, Section 1303 and Section 1305 of the Original Indenture, all property (other than Excepted Property) of the kind and nature described in Granting Clause First which may be hereafter acquired by the Company, it being the intention of the Company that all such property acquired by the Company after the date of the execution and delivery of this Supplemental Indenture No. 5 shall be as fully embraced within and subjected to the Lien hereof as if such property were owned by the Company as of the date of the execution and delivery of this Supplemental Indenture No. 5;


                           Granting Clause Fourth

          All other property of whatever kind and nature subjected or intended to be subjected to the Lien of the Mortgage by any of the terms and provisions thereof;

                              Excepted Property

          Expressly excepting and excluding, however, from the Lien and operation of the Mortgage all Excepted Property of the Company, whether now owned or hereafter acquired;

     TO HAVE AND TO HOLD all such property, real, personal and mixed, unto the Trustee forever;

     SUBJECT, HOWEVER, to Permitted Liens and to Liens which have been granted by the Company to other Persons prior to the date of the execution and delivery of the Original Indenture (including, but not limited to, the Lien of the DLC 1947 Mortgage), and subject also, as to any property acquired by the Company after the date of execution and delivery of the Original Indenture, to vendors' Liens, purchase money mortgages and other Liens thereon at the time of the acquisition thereof (including, but not limited to, the Lien of any Class "A" Mortgage), it being understood that with respect to any of such property which was at the date of execution and delivery of the Original Indenture or thereafter became or hereafter becomes subject to the Lien of any Class "A" Mortgage, the Lien of the Mortgage shall at all times be junior and subordinate to the Lien of such Class "A" Mortgage;

     IN TRUST, NEVERTHELESS, for the equal and proportionate benefit and security of the Holders from time to time of all Outstanding Securities without any priority of any such Security over any other such Security;

     PROVIDED, HOWEVER, that if, after the right, title and interest of the Trustee in and to the Mortgaged Property shall have ceased, terminated and become void in accordance with Article Nine of the Original Indenture, the principal of and premium, if any, and interest, if any, on the Securities shall have been paid to the Holders thereof, or shall have been paid to the Company pursuant to Section 603 of the Original Indenture, then and in that case the Mortgage and the estate and rights thereby granted shall cease, terminate and be void, and the Trustee shall cancel and discharge the Mortgage and execute and deliver to the Company such instruments as the Company shall require to evidence the discharge thereof; otherwise the Mortgage shall be and remain in full force and effect; and

     THE PARTIES HEREBY FURTHER COVENANT AND AGREE as follows:

                                  ARTICLE ONE

                          Fourth Series of Securities

     There is hereby created a series of Securities designated "First Collateral Trust Bonds, Series E" and limited in aggregate principal amount (except as contemplated in Section 301(b) of the Original Indenture) to $300,000,000. The form and terms of the Securities of Series No. 4 shall be established in an Officer's Certificate.

                                  ARTICLE TWO

                        Amendment of Original Indenture

          Section 901 of the Original Indenture is hereby amended by:

          (1) deleting the word "and" from the end of clause (x) in the first paragraph thereof;

          (2) deleting the period at the end of clause (y) in the first paragraph thereof and adding at the end of clause (y) "; and";

          (3) adding a new clause (z) at the end of the first paragraph thereof reading as follows:

               (z) an Officer's Certificate stating the Company's intention that, upon delivery of such Officer's Certificate, its indebtedness in respect of such Securities or portions thereof will have been satisfied.

                                                                           ; and

          (4) deleting the second paragraph thereof and substituting therefor a new second paragraph reading as follows:

                    Upon receipt by the Trustee of money or Eligible Obligations, or both, in accordance with this Section, together with the documents required by clauses (x), (y) and
          (z) above, the Trustee shall, upon Company Request, acknowledge in writing that such Securities or portions thereof are deemed to have been paid for all purposes of this Indenture and that the entire indebtedness of the Company in respect thereof is deemed to have been satisfied and discharged. In the event that all of the conditions set forth in the preceding paragraph shall have been satisfied in respect of any Securities or portions thereof except that, for any reason, the Officer's Certificate specified in clause (z) shall not have been delivered to the Trustee, such Securities or portions thereof shall not be deemed to have been paid as contemplated in such paragraph, but the Holders of such Securities or portions thereof shall nevertheless be no longer entitled to the benefit of the covenants of the Company under Article Six (except the covenants contained in Sections 601(a), 602 and 603) or any other covenants made in respect of such Securities or portions thereof as contemplated by Section 301.

                                 ARTICLE THREE

                            Miscellaneous Provisions

     This Supplemental Indenture No. 5 is a supplement to the Mortgage. As supplemented by this Supplemental Indenture No. 5, the Mortgage is in all respects ratified, approved and confirmed, and the Mortgage and this Supplemental Indenture No. 5 shall together constitute one and the same instrument.

          IN WITNESS WHEREOF, the parties hereto have caused this Supplemental Indenture No. 5 to be duly executed, and their respective corporate seals to be hereunto affixed and attested, all as of the day and year first above written.

                                    DUQUESNE LIGHT COMPANY



[Seal]                              By: /s/ Gary L. Schwass
                                        ------------------------------------
                                         Vice President-Finance
                                         and Chief Financial Officer
Attest:



/s/ Diane S. Eismont
- --------------------------------
    Secretary


                                    MELLON BANK, N.A., Trustee



                                    By: /s/ J.H. McAnulty
                                        ------------------------------------
[Seal]                                   Vice President


Attest:



/s/ D.M. Babich
    ---------------------------------
    Authorized Officer

COMMONWEALTH OF PENNSYLVANIA  )
                              ) ss.:
COUNTY OF ALLEGHENY           )


          On the 7th day of June, 1993, before me personally came Gary L. Schwass, to me known, who, being by me duly sworn, did depose and say that he is the Vice President-Finance and Chief Financial Officer of Duquesne Light Company, the corporation described in and which executed the foregoing instrument; that he knows the seal of said corporation; that the seal affixed to said instrument is such corporate seal; that it was so affixed by authority of the Board of Directors of said corporation, and that he signed his name thereto by like authority.


                                    /s/ Joanne E. Kirin
                                    ---------------------------------
                                        Notary Public



COMMONWEALTH OF PENNSYLVANIA  )
                              ) ss.:
COUNTY OF ALLEGHENY           )


          On the 7th day of June, 1993, before me personally came J. H. McAnulty, to me known, who, being by me duly sworn, did depose and say that he is a Vice President of Mellon Bank, N.A., the national banking association described in and which executed the foregoing instrument; that he knows the seal of said national banking association; that the seal affixed to said instrument is the seal of said national banking association; that it was so affixed by authority of the Board of Directors of said national banking association, and that he signed his name thereto by like authority.


                                    /s/ Nancy A. Fletcher
                                    ---------------------------------
                                        Notary Public

                        CERTIFICATE OF PRECISE RESIDENCE


          I hereby certify that the precise residence of Mellon Bank, N.A., is One Mellon Bank Center, Second Ward, Pittsburgh, Allegheny County, Pennsylvania.


                                    /s/ D.M. Babich
                                    ----------------------------------------
                                    Authorized Signatory of Mellon Bank, N.A.

                                                                   June 7, 1993

                                                                      Schedule A






                                                                                   Principal Amount
Supplemental                       Securities of        Series         Authorized    Issued/1/    Outstanding/1/
Indenture No.      Dated as of      Series No.       Designation      ------------  ------------  --------------
- ---------------  ----------------  -------------  ------------------
       1         April 1, 1992          1         Secured Medium-     $400,000,000  $400,000,000    $400,000,000
                                                  Term Notes,
                                                  Series B

       2         October 1, 1992        2         First Collateral    $400,000,000  $220,000,000    $220,000,000
                                                  Trust Bonds,
                                                  Series C

       3         December 1, 1992       3         First Collateral    $ 47,925,000  $ 47,925,000    $ 47,925,000
                                                  Trust Bonds,
                                                  Pollution Control
                                                  Series D

       4         March 30, 1993        None              None             None          None           None





- -----------------------------
/1/  As of June 1, 1993.

                             RECORDING INFORMATION


                    Allegheny County, Pennsylvania
                    Office of Recorder of Deeds
                    Recorded June 9, 1993
                    Mortgage Book Volume 13181, page 194

                    Beaver County, Pennsylvania
                    Office of Recorder of Deeds
                    Recorded June 9, 1993
                    Mortgage Book Volume 1264, page 657

                    Greene County, Pennsylvania
                    Office of Recorder of Deeds
                    Recorded June 8, 1993
                    Mortgage Book Volume 115, page 206

                    Washington County, Pennsylvania
                    Office of Recorder of Deeds
                    Recorded June 8, 1993
                    Mortgage Book Volume 2007, page 481

                    Westmoreland County, Pennsylvania
                    Office of Recorder of Deeds
                    Recorded June 8, 1993
                    Mortgage Book Volume 3138, page 608

                    Belmont County, Ohio
                    Office of Recorder
                    Received June 8, 1993
                    Recorded June 9, 1993
                    Mortgage Book Volume 602, page 846

                    Columbiana County, Ohio
                    Office of Recorder
                    Recorded June 9, 1993
                    Mortgage Book Volume 378, page 231

                    Jefferson County, Ohio
                    Office of Recorder
                    Received June 8, 1993
                    Recorded June 9, 1993
                    Mortgage Book Volume 102, page 271

                    Lake County, Ohio
                    Office of Recorder
                    Recorded June 9, 1993
                    Mortgage Book Volume 864, page 691

                    Monroe County, Ohio
                    Office of Recorder
                    Received June 8, 1993
                    Recorded June 8, 1993
                    Mortgage Book Volume 132, page 868

                    Hancock County, West Virginia
                    Office of Clerk of County Commission
                    Recorded June 9, 1993
                    Deed of Trust Book 304, page 351

                    Monongalia County, West Virginia
                    Office of Clerk of County Commission
                    Recorded June 8, 1993
                    Deed of Trust Book 710, page 333

                                                                     EXHIBIT 4.6
                                                                  CONFORMED COPY


================================================================================

                             DUQUESNE LIGHT COMPANY

                                       TO

                               MELLON BANK, N.A.

                                          Trustee

                             ---------------------


                          Supplemental Indenture No. 6

                            Dated as of June 1, 1993



                   Supplemental to the Indenture of Mortgage
                  and Deed of Trust dated as of April 1, 1992



                 Establishing a series of Securities designated
           First Collateral Trust Bonds, Pollution Control Series F,
              limited in aggregate principal amount to $25,000,000



================================================================================

     SUPPLEMENTAL INDENTURE No. 6, dated as of June 1, 1993, between DUQUESNE LIGHT COMPANY, a corporation duly organized and existing under the laws of the Commonwealth of Pennsylvania (hereinafter sometimes called the "Company"), and MELLON BANK, N.A., a national banking association organized and existing under the laws of the United States of America, trustee (hereinafter sometimes called the "Trustee"), under the Indenture of Mortgage and Deed of Trust, dated as of April 1, 1992 (hereinafter called the "Original Indenture"), this Supplemental Indenture No. 6 being supplemental thereto. The Original Indenture and any and all indentures and instruments supplemental thereto are hereinafter sometimes collectively called the "Mortgage."

                            Recitals of the Company

     The Original Indenture was authorized, executed and delivered by the Company to provide for the issuance from time to time of its Securities (such term and all other capitalized terms used herein without definition having the meanings assigned to them in the Original Indenture), to be issued in one or more series as contemplated therein, and to provide security for the payment of the principal of and premium, if any, and interest, if any, on the Securities.

          The Original Indenture has been recorded in the Recorders' Offices of the various counties of Pennsylvania as follows:

     In Allegheny County in Mortgage Book Vol. 12068, page 8;
     In Beaver County in Mortgage Book Vol. 1208, page 520;
     In Greene County in Mortgage Book Vol. 100, page 174;
     In Washington County in Mortgage Book Vol. 1873, page 1;
     In Westmoreland County in Mortgage Book Vol. 2862, page 221;

and has also been recorded in the Office of the Clerk of County Commission of Monongalia County, West Virginia, in Deed of Trust Book Vol. 672, page 129, the Office of the Clerk of County Commission of Hancock County, West Virginia, in Deed of Trust Book Vol. 293, page 46, the Recorder's Office of Belmont County, Ohio, in Mortgage Book Vol. 586, page 273, the Recorder's Office of Columbiana County, Ohio, in Mortgage Book Vol. 318, page 289, the Recorder's Office of Jefferson County, Ohio, in Mortgage Book Vol. 65, page 675, the Recorder's Office of Lake County, Ohio, in Mortgage Book Vol. 711, page 217, and the Recorder's Office of Monroe County, Ohio, in Mortgage Book Vol. 129, page 301.

     The Company has heretofore executed and delivered to Mellon Bank, N.A., as Trustee, Supplemental Indentures for the purposes recited therein and for the purpose of creating series of Securities as set forth in Schedule A hereto.

     The Company desires to establish a series of Securities to be designated "First Collateral Trust Bonds, Pollution Control Series F" to be limited in aggregate principal amount (except as contemplated in Section 301(b) of the Original Indenture) to $25,000,000, such series of Securities to be hereinafter sometimes called "Series No. 5."

     The Company has duly authorized the execution and delivery of this Supplemental Indenture No. 6 to establish the Securities of Series No. 5 and has duly authorized the issuance of such Securities; and all acts necessary to make this Supplemental Indenture No. 6 a valid agreement of the Company, and to make the Securities of Series No. 5 valid obligations of the Company, have been performed.

     NOW, THEREFORE, THIS SUPPLEMENTAL INDENTURE NO. 6 WITNESSETH, that, in consideration of the premises and of the purchase of the Securities by the Holders thereof, and in order to secure the payment of the principal of and premium, if any, and interest, if any, on all Securities from time to time Outstanding and the performance of the covenants contained therein and in the Mortgage and to declare the terms and conditions on which such Securities are secured, the Company hereby grants, bargains, sells, releases, conveys, assigns, transfers, mortgages, pledges, sets over and confirms to the Trustee, and grants to the Trustee a security interest in, the following:

                             Granting Clause First

          All right, title and interest of the Company in and to property (other than Excepted Property), real, personal and mixed and wherever situated, in any case used or to be used in or in connection with the generation, purchase, transmission, distribution or sale by the Company of electric energy (whether or not such use is the sole use of such property), including without limitation (a) all lands, easements, servitudes, licenses, permits, rights of way and other rights and interests in or relating to real property or the occupancy or use of the same; (b) all plants, generators, turbines, engines, boilers, fuel handling and transportation facilities, air and water pollution control and sewage and solid waste disposal facilities and other machinery and facilities for the generation of electric energy; (c) all switchyards, lines, towers, substations, transformers and other machinery and facilities for the transmission of electric energy; (d) all lines, poles, conduits, conductors, meters, regulators and other machinery and facilities for the distribution of electric energy; (e) all buildings, offices, warehouses and other structures; and (f) all pipes, cables, insulators, ducts, tools, computers and other data processing and/or storage equipment and other equipment, apparatus and facilities and all other property, of whatever kind and nature, ancillary to or otherwise used or to be used in conjunction with any or all of the foregoing or otherwise, directly or indirectly, in furtherance of the generation, purchase, transmission, distribution or sale by the Company of electric energy;

                             Granting Clause Second

          Subject to the applicable exceptions permitted by Section 810, Section 1303 and Section 1305 of the Original Indenture, all property (other than Excepted Property) of the kind and nature described in Granting Clause First which may be hereafter acquired by the Company, it being the intention of the Company that all such property acquired by the Company after the date of the execution and delivery of this Supplemental Indenture No. 6 shall be as fully embraced within and subjected to the Lien hereof as if such property were owned by the Company as of the date of the execution and delivery of this Supplemental Indenture No. 6;


                             Granting Clause Fourth

         All other property of whatever kind and nature subjected or intended to be subjected to the Lien of the Mortgage by any of the terms and provisions thereof;

                                 Excepted Property

        Expressly excepting and excluding, however, from the Lien and operation of the Mortgage all Excepted Property of the Company, whether now owned or hereafter acquired;

     TO HAVE AND TO HOLD all such property, real, personal and mixed, unto the Trustee forever;

     SUBJECT, HOWEVER, to Permitted Liens and to Liens which have been granted by the Company to other Persons prior to the date of the execution and delivery of the Original Indenture (including, but not limited to, the Lien of the DLC 1947 Mortgage), and subject also, as to any property acquired by the Company after the date of execution and delivery of the Original Indenture, to vendors' Liens, purchase money mortgages and other Liens thereon at the time of the acquisition thereof (including, but not limited to, the Lien of any Class "A" Mortgage), it being understood that with respect to any of such property which was at the date of execution and delivery of the Original Indenture or thereafter became or hereafter becomes subject to the Lien of any Class "A" Mortgage, the Lien of the Mortgage shall at all times be junior and subordinate to the Lien of such Class "A" Mortgage;

     IN TRUST, NEVERTHELESS, for the equal and proportionate benefit and security of the Holders from time to time of all Outstanding Securities without any priority of any such Security over any other such Security;

     PROVIDED, HOWEVER, that if, after the right, title and interest of the Trustee in and to the Mortgaged Property shall have ceased, terminated and become void in accordance with Article Nine of the Original Indenture, the principal of and premium, if any, and interest, if any, on the Securities shall have been paid to the Holders thereof, or shall have been paid to the Company pursuant to Section 603 of the Original Indenture, then and in that case the Mortgage and the estate and rights thereby granted shall cease, terminate and be void, and the Trustee shall cancel and discharge the Mortgage and execute and deliver to the Company such instruments as the Company shall require to evidence the discharge thereof; otherwise the Mortgage shall be and remain in full force and effect; and

     THE PARTIES HEREBY FURTHER COVENANT AND AGREE as follows:

                                  ARTICLE ONE

                           Fifth Series of Securities

     There is hereby created a series of Securities designated "First Collateral Trust Bonds, Pollution Control Series F" and limited in aggregate principal amount (except as contemplated in Section 301(b) of the Original Indenture) to $25,000,000. The form and terms of the Securities of Series No. 5 shall be established in an Officer's Certificate.

                                  ARTICLE TWO

                            Miscellaneous Provisions

     This Supplemental Indenture No. 6 is a supplement to the Mortgage. As supplemented by this Supplemental Indenture No. 6, the Mortgage is in all respects ratified, approved and confirmed, and the Mortgage and this Supplemental Indenture No. 6 shall together constitute one and the same instrument.

          IN WITNESS WHEREOF, the parties hereto have caused this Supplemental Indenture No. 6 to be duly executed, and their respective corporate seals to be hereunto affixed and attested, all as of the day and year first above written.

                                    DUQUESNE LIGHT COMPANY



[Seal]                              By: /s/ Gary L. Schwass
                                        -----------------------------------
                                            Vice President-Finance
                                            and Chief Financial Officer
Attest:



/s/ Diane S. Eismont
- --------------------------------
    Secretary



                                    MELLON BANK, N.A., Trustee



                                    By: /s/ J.H. McAnulty
                                        -----------------------------------
[Seal]                                      Vice President


Attest:



/s/ D.M. Babich
- --------------------------------
    Authorized Officer

COMMONWEALTH OF PENNSYLVANIA  )
                              ) ss.:
COUNTY OF ALLEGHENY           )


          On the 23rd day of June, 1993, before me personally came Gary L. Schwass, to me known, who, being by me duly sworn, did depose and say that he is the Vice President-Finance and Chief Financial Officer of Duquesne Light Company, the corporation described in and which executed the foregoing instrument; that he knows the seal of said corporation; that the seal affixed to said instrument is such corporate seal; that it was so affixed by authority of the Board of Directors of said corporation, and that he signed his name thereto by like authority.


                                    /s/ Joanne E. Kirin
                                    ---------------------------------
                                        Notary Public



COMMONWEALTH OF PENNSYLVANIA  )
                              ) ss.:
COUNTY OF ALLEGHENY           )


          On the 23rd day of June, 1993, before me personally came J. H. McAnulty, to me known, who, being by me duly sworn, did depose and say that he is a Vice President of Mellon Bank, N.A., the national banking association described in and which executed the foregoing instrument; that he knows the seal of said national banking association; that the seal affixed to said instrument is the seal of said national banking association; that it was so affixed by authority of the Board of Directors of said national banking association, and that he signed his name thereto by like authority.


                                    /s/ Kristine M. Baker
                                    ---------------------------------
                                        Notary Public

                        CERTIFICATE OF PRECISE RESIDENCE


          I hereby certify that the precise residence of Mellon Bank, N.A., is One Mellon Bank Center, Second Ward, Pittsburgh, Allegheny County, Pennsylvania.


                                    /s/ D.M. Babich
                                    ------------------------------------------
                                    Authorized Signatory of Mellon Bank, N.A.

                                                                 June 23, 1993

                                                                      Schedule A





                                                                                  Principal Amount

Supplemental                       Securities of        Series
Indenture No.      Dated as of      Series No.       Designation       Authorized    Issued/1/    Outstanding/1/
- ---------------    -----------      ----------       -----------       ----------    ---------    --------------
       1         April 1, 1992           1        Secured Medium-     $400,000,000  $400,000,000    $400,000,000
                                                  Term Notes,
                                                  Series B

       2         October 1, 1992         2        First Collateral    $400,000,000  $220,000,000    $220,000,000
                                                  Trust Bonds,
                                                  Series C

       3         December 1, 1992        3        First Collateral    $ 47,925,000  $ 47,925,000    $ 47,925,000
                                                  Trust Bonds,
                                                  Pollution Control
                                                  Series D

       4         March 30, 1993        None              None             None          None           None

       5         June 1, 1993            4        First Collateral    $300,000,000      None           None
                                                  Trust Bonds,
                                                  Series E


- -----------------------------------
    /1/  As of June 1, 1993.

                             RECORDING INFORMATION


                    Allegheny County, Pennsylvania
                    Office of Recorder of Deeds
                    Recorded June 23, 1993
                    Mortgage Book Volume 13225, page 174

                    Beaver County, Pennsylvania
                    Office of Recorder of Deeds
                    Recorded June 25, 1993
                    Mortgage Book Volume 1267, page 558

                    Greene County, Pennsylvania
                    Office of Recorder of Deeds
                    Recorded June 24, 1993
                    Mortgage Book Volume 115, page 1119

                    Washington County, Pennsylvania
                    Office of Recorder of Deeds
                    Recorded June 24, 1993
                    Mortgage Book Volume 2014, page 95

                    Westmoreland County, Pennsylvania
                    Office of Recorder of Deeds
                    Recorded June 24, 1993
                    Mortgage Book Volume 3151, page 600

                    Belmont County, Ohio
                    Office of Recorder
                    Received June 24, 1993
                    Recorded June 25, 1993
                    Mortgage Book Volume 603, page 791

                    Columbiana County, Ohio
                    Office of Recorder
                    Recorded June 25, 1993
                    Mortgage Book Volume 380, page 848

                    Jefferson County, Ohio
                    Office of Recorder
                    Received June 24, 1993
                    Recorded June 25, 1993
                    Mortgage Book Volume 103, page 987

                    Lake County, Ohio
                    Office of Recorder
                    Recorded June 25, 1993
                    Mortgage Book Volume 871, page 985

                    Monroe County, Ohio
                    Office of Recorder
                    Received June 24,1993
                    Recorded June 24, 1993
                    Mortgage Book Volume 133, page 115

                    Hancock County, West Virginia
                    Office of Clerk of County Commission
                    Recorded June 25, 1993
                    Deed of Trust Book 305, page 69

                    Monongalia County, West Virginia
                    Office of Clerk of County Commission
                    Recorded June 24, 1993
                    Deed of Trust Book 712, page 658

                                                                     EXHIBIT 4.6
                                                                  CONFORMED COPY

================================================================================


                           DUQUESNE LIGHT COMPANY

                                     TO

                              MELLON BANK, N.A.

                                       Trustee

                             -------------------


                        Supplemental Indenture No. 7

                         Dated as of August 1, 1993



                  Supplemental to the Indenture of Mortgage
                 and Deed of Trust dated as of April 1, 1992



               Establishing a series of Securities designated
          First Collateral Trust Bonds, Pollution Control Series G,
            limited in aggregate principal amount to $20,500,000


================================================================================

     SUPPLEMENTAL INDENTURE No. 7, dated as of August 1, 1993, between DUQUESNE LIGHT COMPANY, a corporation duly organized and existing under the laws of the Commonwealth of Pennsylvania (hereinafter sometimes called the "Company"), and MELLON BANK, N.A., a national banking association organized and existing under the laws of the United States of America, trustee (hereinafter sometimes called the "Trustee"), under the Indenture of Mortgage and Deed of Trust, dated as of April 1, 1992 (hereinafter called the "Original Indenture"), this Supplemental Indenture No. 7 being supplemental thereto. The Original Indenture and any and all indentures and instruments supplemental thereto are hereinafter sometimes collectively called the "Mortgage."

                           Recitals of the Company

     The Original Indenture was authorized, executed and delivered by the Company to provide for the issuance from time to time of its Securities (such term and all other capitalized terms used herein without definition having the meanings assigned to them in the Original Indenture), to be issued in one or more series as contemplated therein, and to provide security for the payment of the principal of and premium, if any, and interest, if any, on the Securities.

     The Original Indenture has been recorded in the Recorders' Offices of the various counties of Pennsylvania as follows:

          In Allegheny County in Mortgage Book Vol. 12068, page 8;
          In Beaver County in Mortgage Book Vol. 1208, page 520;
          In Greene County in Mortgage Book Vol. 100, page 174;
          In Washington County in Mortgage Book Vol. 1873, page 1;
          In Westmoreland County in Mortgage Book Vol. 2862; page 221;

and has also been recorded in the Office of the Clerk of County Commission of Monongalia County, West Virginia, in Deed of Trust Book Vol. 672, page 129, the Office of the Clerk of County Commission of Hancock County, West Virginia, in Deed of Trust Book Vol. 293, page 46, the Recorder's Office of Belmont County, Ohio, in Mortgage Book Vol. 586, page 273, the Recorder's Office of Columbiana County, Ohio, in Mortgage Book. Vol. 318, page 289, the Recorder's Office of Jefferson County, Ohio, in Mortgage Book Vol. 65, page 675, the Recorder's Office of Lake County, Ohio, in Mortgage Book Vol. 711, page 217, and the Recorder's Office of Monroe County, Ohio, in Mortgage Book Vol. 129, page 301.

     The Company has heretofore executed and delivered to Mellon Bank, N.A., as Trustee, Supplemental Indentures for the purposes recited therein and for the purpose of creating series of Securities as set forth in Schedule A hereto.

     The Company desires to establish a series of Securities to be designated "First Collateral Trust Bonds, Pollution Control Series G" to be limited in aggregate principal amount (except as contemplated in Section 301(b) of the Original Indenture) to $20,500,000, such series of Securities to be hereinafter sometimes called "Series No. 6."

     The Company has duly authorized the execution and delivery of this Supplemental Indenture No. 7 to establish the Securities of Series No. 6 and has duly authorized the issuance of such Securities; and all acts necessary to make this Supplemental Indenture No. 7 a valid agreement of the Company, and to make the Securities of Series No. 6 valid obligations of the Company, have been performed.

     NOW, THEREFORE, THIS SUPPLEMENTAL INDENTURE NO. 7 WITNESSETH, that, in consideration of the premises and of the purchase of the Securities by the Holders thereof, and in order to secure the payment of the principal of and premium, if any, and interest, if any, on all Securities from time to time Outstanding and the performance of the covenants contained therein and in the Mortgage and to declare the terms and conditions on which such Securities are secured, the Company hereby grants, bargains, sells, releases, conveys, assigns, transfers, mortgages, pledges, sets over and confirms to the Trustee, and grants to the Trustee a security interest in, the following:

                            Granting Clause First

          All right, title and interest of the Company in and to property (other than Excepted Property), real, personal and mixed and wherever situated, in any case used or to be used in or in connection with the generation, purchase, transmission, distribution or sale by the Company of electric energy (whether or not such use is the sole use of such property), including without limitation (a) all land and interests in land described in Schedule B hereto; (b) all lands, easements, servitudes, licenses, permits, rights of way and other rights and interests in or relating to real property or the occupancy or use of the same; (c) all plants, generators, turbines, engines, boilers, fuel handling and transportation facilities, air and water pollution control and sewage and solid waste disposal facilities and other machinery and facilities for the generation of electric energy; (d) all switchyards, lines, towers, substations, transformers and other machinery and facilities for the transmission of electric energy; (e) all lines, poles, conduits, conductors, meters, regulators and other machinery and facilities for the distribution of electric energy; (f) all buildings, offices, warehouses and other structures; and (g) all pipes, cables, insulators, ducts, tools, computers and other data processing and/or storage equipment and other equipment, apparatus and facilities and all other property, of whatever kind and nature, ancillary to or otherwise used or to be used in conjunction with any or all of the foregoing or otherwise, directly or indirectly, in furtherance of the generation, purchase, transmission, distribution or sale by the Company of electric energy;

                           Granting Clause Second

          Subject to the applicable exceptions permitted by Section 810, Section 1303 and Section 1305 of the Original Indenture, all property (other than Excepted Property) of the kind and nature described in Granting Clause First which may be hereafter acquired by the Company, it being the intention of the Company that all such property acquired by the Company after the date of the execution and delivery of this Supplemental Indenture No. 7 shall be as fully embraced within and subjected to the Lien hereof as if such property were owned by the Company as of the date of the execution and delivery of this Supplemental Indenture No. 7;


                           Granting Clause Fourth

          All other property of whatever kind and nature subjected or intended to be subjected to the Lien of the Mortgage by any of the terms and provisions thereof;

                              Excepted Property

          Expressly excepting and excluding, however, from the Lien and operation of the Mortgage all Excepted Property of the Company, whether now owned or hereafter acquired;

     TO HAVE AND TO HOLD all such property, real, personal and mixed, unto the Trustee forever;

     SUBJECT, HOWEVER, to Permitted Liens and to Liens which have been granted by the Company to other Persons prior to the date of the execution and delivery of the Original Indenture (including, but not limited to, the Lien of the DLC 1947 Mortgage), and subject also, as to any property acquired by the Company after the date of execution and delivery of the Original Indenture, to vendors' Liens, purchase money mortgages and other Liens thereon at the time of the acquisition thereof (including, but not limited to, the Lien of any Class "A" Mortgage), it being understood that with respect to any of such property which was at the date of execution and delivery of the Original Indenture or thereafter became or hereafter becomes subject to the Lien of any Class "A" Mortgage, the Lien of the Mortgage shall at all times be junior and subordinate to the Lien of such Class "A" Mortgage;

     IN TRUST, NEVERTHELESS, for the equal and proportionate benefit and security of the Holders from time to time of all Outstanding Securities without any priority of any such Security over any other such Security;

     PROVIDED, HOWEVER, that if, after the right, title and interest of the Trustee in and to the Mortgaged Property shall have ceased, terminated and become void in accordance with Article Nine of the Original Indenture, the principal of and premium, if any, and interest, if any, on the Securities shall have been paid to the Holders thereof, or shall have been paid to the Company pursuant to Section 603 of the Original Indenture, then and in that case the Mortgage and the estate and rights thereby granted shall cease, terminate and be void, and the Trustee shall cancel and discharge the Mortgage and execute and deliver to the Company such instruments as the Company shall require to evidence the discharge thereof; otherwise the Mortgage shall be and remain in full force and effect; and

          THE PARTIES HEREBY FURTHER COVENANT AND AGREE as follows:

                                 ARTICLE ONE

                         Sixth Series of Securities

     There is hereby created a series of Securities designated "First Collateral Trust Bonds, Pollution Control Series G" and limited in aggregate principal amount (except as contemplated in Section 301(b) of the Original Indenture) to $20,500,000. The form and terms of the Securities of Series No. 6 shall be established in an Officer's Certificate.

                                 ARTICLE TWO

                          Miscellaneous Provisions

     This Supplemental Indenture No. 7 is a supplement to the Mortgage. As supplemented by this Supplemental Indenture No. 7, the Mortgage is in all respects ratified, approved and confirmed, and the Mortgage and this Supplemental Indenture No. 7 shall together constitute one and the same instrument.

     IN WITNESS WHEREOF, the parties hereto have caused this Supplemental Indenture No. 7 to be duly executed, and their respective corporate seals to be hereunto affixed and attested, all as of the day and year first above written.

                                       DUQUESNE LIGHT COMPANY


[Seal]                                 By:/s/ Gary L. Schwass
                                       --------------------------------------
                                               Vice President-Finance
                                               and Chief Financial Officer

Attest:

/s/ Joan S. Senchyshyn
- --------------------------------
 Assistant Secretary

                                       MELLON BANK, N.A., Trustee


                                       By:/s/ J.H. McAnulty
                                       --------------------------------------
[Seal]                                         Vice President


Attest:

/s/ D.M. Babich
- --------------------------------
Authorized Officer

COMMONWEALTH OF PENNSYLVANIA  )
                              ) SS.:
COUNTY OF ALLEGHENY           )


          On the 23rd day of August, 1993, before me personally came Gary L. Schwass, to me known, who, being by me duly sworn, did depose and say that he is the Vice President-Finance and Chief Financial Officer of Duquesne Light Company, the corporation described in and which executed the foregoing instrument; that he knows the seal of said corporation; that the seal affixed to said instrument is such corporate seal; that it was so affixed by authority of the Board of Directors of said corporation, and that he signed his name thereto by like authority.


                                    /s/ Joanne E. Kirin
                                    ----------------------------------------
                                            Notary Public



COMMONWEALTH OF PENNSYLVANIA  )
                              ) SS.:
COUNTY OF ALLEGHENY           )


          On the 24th day of August, 1993, before me personally came J. H. McAnulty, to me known, who, being by me duly sworn, did depose and say that he is a Vice President of Mellon Bank, N.A., the national banking association described in and which executed the foregoing instrument; that he knows the seal of said national banking association; that the seal affixed to said instrument is the seal of said national banking association; that it was so affixed by authority of the Board of Directors of said national banking association, and that he signed his name thereto by like authority.


                                    /s/ Lorraine L. Henderson
                                    ----------------------------------------
                                            Notary Public

                      CERTIFICATE OF PRECISE RESIDENCE


          I hereby certify that the precise residence of Mellon Bank, N.A., is One Mellon Bank Center, Second Ward, Pittsburgh, Allegheny County, Pennsylvania.


                                      /s/ D.M. Babich
                                      --------------------------------
                                      Authorized Signatory of Mellon Bank, N.A.

                                                 August 24, 1993

                                                                      Schedule A





                                                                              Principal Amount
Supplemental                       Securities of     Series
Indenture No.      Dated as of      Series No.     Designation    Authorized    Issued/1/    Outstanding/1/
- ---------------  ----------------  -------------  -------------  ------------  ------------  --------------
       1          April 1, 1992          1        Secured        $400,000,000  $400,000,000   $400,000,000
                                                  Medium-
                                                  Term Notes,
                                                  Series B

       2         October 1, 1992         2        First          $400,000,000  $360,000,000   $360,000,000
                                                  Collateral
                                                  Trust Bonds,
                                                  Series C

       3         December 1, 1992        3        First          $ 47,925,000  $ 47,925,000   $ 47,925,000
                                                  Collateral
                                                  Trust Bonds,
                                                  Pollution
                                                  Control
                                                  Series D

       4          March 30, 1993       None       None               None          None           None


       5           June 1, 1993          4        First          $300,000,000  $200,000,000   $200,000,000
                                                  Collateral
                                                  Trust Bonds,
                                                  Series E

       6           June 1, 1993          5        First          $ 25,000,000  $ 25,000,000   $ 25,000,000
                                                  Collateral
                                                  Trust Bonds,
                                                  Pollution
                                                  Control
                                                  Series F

- -----------------------------
/1/  As of August 1, 1993.

                                  SCHEDULE B



          All the following described property situate in the County of Allegheny and Commonwealth of Pennsylvania, the deed herein recited being recorded in the Recorder's Office of said County, and reference being made thereto for a more particular description of said property, viz:

             All that certain lot or piece of ground situate partly in the Township of North Fayette and partly in the Township of Findlay. Conveyed to Duquesne Light Company by: Miriam G. Lewis, widow, Deed dated July 24, 1992, Deed Book Volume 8794, page 633; Donald B. Lewis et ux, Deed dated July 22, 1992, Deed Book Volume 8794, page 638; Loren L. Lewis, et ux, Deed dated July 20, 1992, Deed Book Volume 8794, page 643; and Mellon Bank, N.A., Executor of the Estate of Gordon E. Williams, deceased, Deed dated August 10, 1992, Deed Book Volume 8794, page 649. (Transmission Line).

                             RECORDING INFORMATION



              Allegheny County, Pennsylvania
              Office of Recorder of Deeds
              Recorded:  August 24, 1993
              Mortgage Book Volume 13405, page 609

              Beaver County, Pennsylvania
              Office of Recorder of Deeds
              Recorded:  August 24, 1993
              Mortgage Book Volume 1277, page 445

              Greene County, Pennsylvania
              Office of Recorder of Deeds
              Recorded:  August 25, 1993
              Mortgage Book Volume 118, page 835

              Washington County, Pennsylvania
              Office of Recorder of Deeds
              Recorded:  August 25, 1993
              Mortgage Book Volume 2037, page 194

              Westmoreland County, Pennsylvania
              Office of Recorder of Deeds
              Recorded:  August 25, 1993
              Mortgage Book Volume 3197, page 511

              Belmont County, Ohio
              Office of Recorder
              Received:  August 25, 1993
              Recorded:  August 26, 1993
              Mortgage Book Volume 606, page 697

              Columbiana County, Ohio
              Office of Recorder
              Recorded:  August 26, 1993
              Mortgage Book Volume 390, page 710

              Jefferson County, Ohio
              Office of Recorder
              Received:  August 25, 1993
              Recorded:  August 26, 1993
              Mortgage Book Volume 110, page 1

              Lake County, Ohio
              Office of Recorder
              Recorded:  August 26, 1993
              Mortgage Book Volume 898, page 126

              Monroe County, Ohio
              Office of Recorder
              Received:  August 25, 1993
              Recorded:  August 25, 1993
              Mortgage Book Volume 133, page 689

              Hancock County, West Virginia
              Office of Clerk of County Commission
              Recorded:  August 26, 1993
              Deed of Trust Book 307, page 141

              Monongalia County, West Virginia
              Office of Clerk of County Commission
              Recorded:  August 25, 1993
              Deed of Trust Book 719, page 363

                                                                 EXHIBIT 10.10



                       CAPCO BASIC OPERATING AGREEMENT

                         As Amended January 1, 1993



                                    * * *



                 The Cleveland Electric Illuminating Company

                           Duquesne Light Company

                             Ohio Edison Company

                         Pennsylvania Power Company

                          The Toledo Edison Company

                              TABLE OF CONTENTS


                                                 Page No.
                                                 --------

Article 1  -- Purpose of Agreement                    2

Article 2  -- Definitions                             2

Article 3  -- Operating Committee                     6

Article 4  -- Operating Conditions                    8

          4.01  Parallel Operation                    8
          4.02  Frequency                             9
          4.03  Megavars                              9
          4.04  Unscheduled Energy                    9
          4.05  Transmission Operation               10
          4.06  Coordinated Maintenance              10
          4.07  Unit Availability                    11
          4.08  Utilization of CAPCO Units           12

Article 5  -- Coordinated Maintenance and CAPCO
               Back-Up Power                         12

          5.01  Coordinated Maintenance              12
          5.02  CAPCO Back-Up Power                  12
          5.03  Scheduling CAPCO Back-Up Power       13
          5.04  Obligation to Provide CAPCO
                 Back-Up Power                       14
          5.05  Proportional Supply of CAPCO
                 Back-Up Power                       15

Article 6  -- Communications                         15

Article 7  -- Services                               16

Article 8  -- Executive Committee                    18

Article 9  -- Ohio Edison System                     19

Article 10 -- Interconnection Metering               19

Article 11 -- Records                                21

Article 12 -- Statements, Billings, Settlements
               and Payments                          21

Article 13 -- Government Approvals                   24

Article 14 -- Notices                                25


                              TABLE OF CONTENTS
                                  (Cont'd)


                                                 Page No.
                                                 --------

Article 15 -- Non-Waiver                             26

Article 16 -- Arbitration                            26

Article 17 -- Assignment                             30

Article 18 -- Governing Law                          30

Article 19 -- Other Agreements                       30

Article 20 -- Term of Agreement                      31

Article 21 -- Separate Identities                    32

Article 22 -- Force Majeure                          33

Article 23 -- Liability                              33



                       CAPCO BASIC OPERATING AGREEMENT

                        (As Amended January 1, 1993)


      This Agreement, effective as of the 1st day of January, 1993, by and among The Cleveland Electric Illuminating Company, an Ohio corporation ("CEI"); Duquesne Light Company, a Pennsylvania corporation ("DL"); Ohio Edison Company, an Ohio corporation; Pennsylvania Power Company, a Pennsylvania corporation and a wholly-owned subsidiary of Ohio Edison Company which company and its said subsidiary, except as otherwise provided herein, are considered as a single Party for the purposes of this Agreement and referred to as ("OE"); and The Toledo Edison Company, an Ohio corporation ("TE"); each of which is sometimes referred to as a Party, or Owner, and collectively as the Parties, Owners or CAPCO,

                             W I T N E S S E T H :


      0.01 The Parties own electric utility systems located in Western Pennsylvania, Northern and Central Ohio, and are engaged in the generation, transmission and distribution of electric power.

      0.02 The systems of the Parties are interconnected directly or indirectly and are operated in synchronism.

                                  ARTICLE I
                                  ---------

                            Purpose of Agreement
                            --------------------

      1.01 It is the purpose of this Agreement to provide for the coordinated operation of the systems of the Parties, so as to (1) provide for the utilization by each of the Parties of facilities heretofore provided for by the Parties; (2) provide a degree of mutual support; (3) provide for capacity and energy transactions by and among the Parties; (4) permit coordination of the operation of the systems of the Parties; and (5) achieve an equitable sharing of the responsibilities, risks and expenses and of the resulting benefits of coordinated operation of the systems of the Parties.

                                  ARTICLE 2
                                  ---------

                                 Definitions
                                 -----------

      The definitions in this Article shall apply to this Agreement and to the Schedules hereto, unless otherwise expressly provided in such Schedules.

      2.01  Actual Capacity of a Party shall mean the sum of the Net
            ---------------
Demonstrated Capability of its ownership shares in CAPCO Units, plus its Individual Capacity (in all cases to the extent then in commercial operation) adjusted in all cases for seasonal factors existing at the time pursuant to the document entitled,

"CAPCO Group Common Method of Rating Generating Equipment," dated October 17, 1969, as amended from time to time, plus such Party's individual purchases less such Party's individual sales (but shall exclude power scheduled to be received by a Party to provide for deliveries to cooperative or municipal systems or other Parties or non-CAPCO parties' systems).

      2.02  CAPCO Unit shall mean any one of the following listed Units:  W. H.
            ----------
Sammis Generating Station Unit No. 7, Bruce Mansfield Unit No. 1, Bruce Mansfield Unit No. 2, Bruce Mansfield Unit No. 3, Davis-Besse Nuclear Power Station Unit No. 1, Beaver Valley Power Station Unit No. 1, Beaver Valley Power Station Unit No. 2, Eastlake Generating Station Unit No. 5, Perry Nuclear Power Plant Unit No. 1 and Perry Nuclear Power Plant Unit No. 2.

      2.03  Coordinated Maintenance Schedule means the schedule established
            --------------------------------
under the direction of the Operating Committee pursuant to Section 5.01.

      2.04  Individual Capacity of a Party as of any date is the sum of the
            -------------------
following:

            (a) The Net Demonstrated Capabilities of the generating units or portions thereof owned or leased by such Party in commercial operation and not placed in cold reserve, but exclusive of ownership of CAPCO Units.

            (b) The equivalent Net Demonstrated Capability of such Party's portion of the Ohio Valley Electric Corporation ("OVEC") capacity.

      2.05  Interruptible Load of a Party is the total of megawatthours
            ------------------
delivered during any clock hour to its retail customers or to municipal or cooperative systems which the Party, in its sole discretion, is privileged to curtail or completely interrupt in accordance with a rate schedule or contractual arrangement with such customer or customers.

      2.06  Load of a Party during any clock hour is the total during any such
            ----
clock hour (eliminating on an agreed basis any distortion arising out of deliveries between systems where material) of megawatthours (a) delivered by the Party to its retail customers and its municipal systems, but excluding that portion of municipal system Load which is purchased from other Parties or systems, (b) used by the Party on its own system, exclusive of use for station auxiliary power, and (c) lost and unaccounted for on the system of the Party; but shall exclude Interruptible Load.

      2.07  Minimum Operating Reserve of a Party, unless otherwise determined
            -------------------------
by the Operating Committee, shall mean a spinning reserve of not less than 3% of the projected daily Peak Load of such Party.

      2.08  Net Demonstrated Capability of a generating unit as of any time
            ---------------------------
means that most recently determined pursuant to the methods and principles set forth in the document entitled, "CAPCO Group Common Method of Rating Generating Equipment," dated October 17, 1969, as amended from time to time.

      2.09  Operating Capacity of a Party during a particular day shall mean
            ------------------
that portion of a Party's Actual Capacity to the extent actually in operation or expected to be in operation.

      2.10  Operating Reserve of a Party means that component of Operating
            -----------------
Capacity which is unloaded, plus Quick Start Capacity and Interruptible Load to the extent they can be so included in accordance with rules and procedures established by the Operating Committee.

      2.11  Peak Load of a Party for any period of time is the maximum Load of
            ---------
the Party for any clock hour of the period.

      2.12  Power shall include electric capacity and energy expressed in
            -----
megawatts and megawatthours.

      2.13  Quick Start Capacity means generating capacity which can be started,
            --------------------
synchronized to the system and loaded within a time period as specified by the Operating Committee.

                                  ARTICLE 3
                                  ---------

                             Operating Committee
                             -------------------

      3.01 The Operating Committee shall be that established pursuant to the CAPCO Administration Agreement dated as of September 14, 1967, as the same may be amended from time to time.

      3.02 Each Party shall make available to the Operating Committee all data and information reasonably required to enable it to perform its duties.

      3.03 The Operating Committee shall be responsible for establishing, maintaining and revising as necessary the Coordinated Maintenance Schedule.

      3.04 The Operating Committee shall be responsible for the establishment and administration of rules and procedures to coordinate the operation of the systems of the Parties to effectuate the purpose of this Agreement. Without limiting the generality of the foregoing, the Operating Committee shall establish rules and procedures for:

            (a) The determination of billing costs and other factors used for scheduling and billing of transactions hereunder;

            (b) The determination of the increase or decrease of electrical losses incurred as the result of transactions hereunder;

            (c) The establishment and periodic revision of the Coordinated Maintenance Schedule which shall be reviewed at least annually;

            (d) The determination of the Minimum Operating Reserve for each Party;

            (e)  The scheduling of CAPCO Back-Up Power as provided in
Article 5; and

            (f) Accumulating and recording load, capacity and other operating data needed to evaluate performance under the various CAPCO agreements.

      3.05 The Operating Committee shall conduct studies of the coordinated operation of the systems of the Parties for the purposes of this Agreement, and make recommendations with respect thereto, including recommendations with respect to the development and coordination of an adequate communication system. The Operating Committee is authorized to create task forces for particular studies and to appoint the members thereof who need not be members of the Operating Committee. Subject to such limitations as may be imposed by the Executive Committee, the Operating Committee is authorized on behalf of the parties to hire consultants and computer time and to incur other expenses in the making of any of its studies.

                                  ARTICLE 4
                                  ---------

                            Operating Conditions
                            --------------------

      4.01 Each party shall operate its system continuously in parallel with each other Party with which it is interconnected. Unless otherwise mutually agreed which agreement shall not be unreasonably withheld, all existing interconnections between the systems of the Parties operating at nominal voltages of 138,000 volts and above shall normally be operated closed. Each Party shall maintain and operate its system so as to minimize the likelihood and effect of disturbances on its system which might impair the service on the system of any other Party. Each Party shall be the sole judge whether service on its system is being impaired by conditions on the system of another Party and may itself take, or request such other Party to take, appropriate corrective action to restore normal operating conditions as soon as reasonably practicable.

      Power which is supplied by one Party to another Party through interconnections normally operated open or through a temporary interconnection point shall be compensated for by the other Party delivering to the first Party through other interconnections equivalent Power adjusted for losses. It is the intent of the Parties that, whenever feasible, such compensation shall be made simultaneously with the delivery of Power through such interconnections.

      4.02 Each Party shall use its best efforts to operate its system so as to aid in maintaining the frequency on the systems of the Parties at a nominal 60 Hz within the limits for normal operating deviations as established from time to time by the Operating Committee.

      4.03 Each Party shall, to the extent practicable, operate its system so as to avoid the creation of objectionable operating conditions on the system of another Party due to the transfer of megavars. Subject to the foregoing, the Operating Committee shall (a) establish operating procedures for the coordination of megavar supply associated with flows of Power pursuant to this Agreement, and (b) determine the circumstances under which a Party shall compensate another for supplying megavars in connection with flows of Power pursuant to this Agreement and recommend the amount of such compensation.

      4.04 Each Party shall exercise reasonable care to minimize, to the extent practicable, unscheduled deliveries or receipts of electric energy. The Parties recognize, however, that despite their best efforts such unscheduled deliveries or receipts of electric energy may occur. Electric energy delivered or received in such event shall be settled for by return of equivalent energy. It shall be returned at times when the load conditions of the returning Party are equivalent to the load conditions of such Party at the time the energy for which it is returned was received, unless otherwise agreed.

      4.05 The Parties recognize that in the day-to-day operation of their systems the transmission facilities of any Party may, as a natural result of the physical and electrical characteristics of the interconnected network of transmission lines of which the transmission lines of the Parties are a part, carry Power from one portion of the system of one of the Parties to another portion of that Party's system, or carry Power intended to be transmitted to or from the system of one of the Parties from or to the system of another Party or other systems. The Parties will use their best efforts to resolve promptly any operating problems thereby created, including but not limited to curtailing or interrupting Interruptible Load and Economy Power transactions with other Parties and/or other systems.

      4.06  Each Party shall, to the fullest extent practicable:

            (a) Maintain generating units in accordance with the Coordinated Maintenance Schedule.

            (b) Coordinate with the other Parties the scheduled outages of transmission facilities operating at nominal voltages of 138,000 volts or above.

            (c) Return generation and transmission facilities to service in good operating condition with reasonable promptness.

            (d) Advise the other Parties as to its maintenance practices and policies and any changes therein, and cooperate in attempts to accelerate or defer maintenance of generation and transmission facilities in emergency situations.

      4.07 Each Party shall be the sole judge as to whether, due to physical conditions beyond its reasonable control, a generating unit operated by such Party is unavailable for operation or unavailable for continued operation or must be derated or temporarily removed from service; provided, however, that unavailability for operation or continued operation, or derating, for reasons of limitations of fuel supply for a CAPCO unit, shall be determined in accordance with rules and procedures established by the Operating Committee.

      4.08 Each Party shall be entitled to the full utilization, with respect to capacity and energy, when a CAPCO Unit is available and based on and in proportion to the actual day-by-day operating capacity, of (a) its ownership share of capacity in that Unit, plus (b) its entitlement to receive capacity from another Party's ownership share in such Unit, and minus (c) its obligation to provide capacity from such Unit. Scheduling of such capacity and energy entitlements shall be adjusted appropriately for transmission line losses.

                                  ARTICLE 5
                                  ---------

               Coordinated Maintenance and CAPCO Back-Up Power
               -----------------------------------------------

      5.01 The Parties shall coordinate the outages for maintenance of all CAPCO Units and such other units of the Parties as are identified by the Operating Committee and for such purpose the Coordinated Maintenance Schedule shall be developed and maintained in accordance with rules and procedures established pursuant to Section 3.04.

      5.02 In order to provide back-up for CAPCO Unit outages, each Party shall have an entitlement to receive or an obligation to provide operating capacity and associated energy in the form of CAPCO Back-Up Power. CAPCO Back-Up Power shall be calculated as specified in the next paragraph in this Section and shall be compensated for as specified in Schedule A of this

Agreement; provided, however, such CAPCO Back-Up Power shall not be available for any nuclear CAPCO Unit during those periods in which such CAPCO Unit is out of service for the reasons set forth in Schedule I.

      In the event of the forced or scheduled outage of any CAPCO Unit in commercial operation (except those Units in cold reserve), each Party agrees to provide or shall have the right to receive, as the case may be, CAPCO Back-Up Power in an amount equal to the difference between such Party's ownership share in the CAPCO Unit out of service, expressed in megawatts, and a value determined by multiplying the Net Demonstrated Capability of the CAPCO Unit out of service by the ratio of such Party's ownership share of the Net Demonstrated Capability of all of the CAPCO Units in commercial operation to the total Net Demonstrated Capability of all of the CAPCO Units in commercial operation.

      Each Party shall use its best efforts to operate its system so as to provide the amounts of Minimum Operating Reserve determined consistent with the rules and procedures established pursuant to Section 3.04.

      5.03 Pursuant to rules and procedures established by the Operating Committee, CAPCO Back-Up Power for the next succeeding day shall be arranged on a net basis, initially at

1200 hours on the preceding day or such other time mutually agreed upon by the Operating Committee, and shall be scheduled as requested by the receiving Party. The receiving Party shall have the right to receive all or any part of such Party's net entitlement to CAPCO Back-Up Power.

      5.04 Each Party is obligated to provide CAPCO Back-Up Power after supplying its Load and meeting its Minimum Operating Reserve, except when the delivery of such Power would, in the judgment of the supplying Party, have to be interrupted or reduced to preserve the integrity of or to prevent or limit any instability on the supplying Party's system. If a Party having an obligation to supply does not have sufficient capacity available on its own system to meet the obligation, it is obligated to purchase capacity and associated energy if available to provide CAPCO Back-Up Power.

      For each day that a Party is unable to fulfill all or any part of its obligation to provide CAPCO Back-Up Power because it is supplying Power other than CAPCO Back-Up Power to another Party or to a non-CAPCO party, except pursuant to obligations imposed by governmental authorities, agreements referred to in Article 19, and any additional agreements excepted by the Parties, such Party shall pay an amount equal to twice the maximum daily demand charge for the CAPCO Back-Up Power not provided by such Party to the other Parties to be shared in proportion to the entitlements which were not fulfilled. In the event any Party is unable to provide CAPCO Back-Up Power in any substantial amount over an extended period and reserves substantial CAPCO Back-Up Power from others, the parties shall develop corrective measures such as, but not limited to, increasing the demand charge rate.

      5.05 CAPCO Back-Up Power will be made available in proportion to Party entitlements from supplying Parties in proportion to their obligations, and will be made available from the least-cost available Power. In the event that a receiving Party or Parties reserve less than its or their entitlement of CAPCO Back-Up Power, the remaining CAPCO Back-Up Power will be made available from the supplying Parties in proportion to their obligations to the other receiving Parties in proportion to their entitlements from such least-cost available Power. CAPCO Back-Up Power obligations not reserved by the receiving Parties shall be deemed released to the supplying Parties.

                                  ARTICLE 6
                                  ---------

                               Communications
                               --------------

      6.01 The Parties will establish communication facilities as may be required to provide voice communication, telemetering, automatic generation control, monitoring, tie-line control, and other functions as may be determined from time to time by the Operating Committee, or as required by other agreements among the Parties. Such communication facilities will consist of existing communication links owned or leased by the Parties as well as communication links to be built or leased by the Parties. It is understood that extensive use of microwave links will be made pursuant to the CAPCO Microwave Sharing Agreement, as amended January 1, 1993 and as it may be amended from time to time, although carrier current and wire communication facilities will be used as deemed appropriate by the Operating Committee. Communication links other than microwave will be provided, operated and paid for as determined by the Operating Committee following as closely as possible the principles established in said sharing Agreement.

                                  ARTICLE 7
                                  ---------

                                  Services
                                  --------

      7.01 The specific services and transactions among the Parties pursuant to this Agreement shall be in conformance with the terms and conditions of this Agreement and as set forth in Schedules arranged from time to time among the Parties.

      The following Schedules are agreed to and hereby made a part of this
Agreement:

            Schedule A - CAPCO Back-Up Power
            Schedule B - Short Term Power

            Schedule C - Non-Displacement Power
            Schedule D - Economy Power
            Schedule E - Unit Power
            Schedule F - Out-of-Pocket Cost
            Schedule G - Emergency Power
            Schedule H - Transmission of Non-CAPCO Power
            Schedule I - Replacement Power

      The Parties may, from time to time, agree on modifications to or additional Schedules, and upon execution thereof the Parties any such modification or addition shall become a part of this Agreement.

      7.02 Energy transactions (other than those arising under Schedule E) shall be scheduled as if there were zero transmission losses. A Party receiving such energy from another Party (whether such Party is acting as a supplying or transmitting Party arising under Schedule D of this Agreement) shall be charged with any increase in transmission losses and/or shall receive credit for any decrease in transmission losses associated with the transmission of the energy through the systems of Parties other than that of the supplying Party. Transmission losses will be accounted for by separate calculation in a manner prescribed by the Operating Committee. Loss imbalances shall be repaid through loss-payback schedules arranged among the Parties.

      7.03 If any transaction results in material interference with the facilities or operation of the system of any other Party, the Parties to the transaction promptly shall take appropriate actions which may include, among other things, modification of the transaction to eliminate such interference and provide compensation to the Party affected for increased operating costs or damage to facilities.

                                  ARTICLE 8
                                  ---------

                             Executive Committee
                             -------------------

      8.01 The Executive Committee shall be that established pursuant to the CAPCO Administration Agreement, dated as of September 14, 1967, as the same may be amended from time to time.

      8.02 The Executive Committee shall have the duties and powers conferred on it by this Agreement, including the making of any decision or determination necessary under any provision of this Agreement and not expressly specified to be decided or determined by any other person or persons.

                                  ARTICLE 9
                                  ---------

                             Ohio Edison System
                             ------------------

      9.01 Ohio Edison Company and Pennsylvania Power Company shall be considered to be separate Parties under this Agreement whenever and to the extent that separate corporate action is required of such Companies in order to accomplish the purpose of this Agreement, but their liability and responsibility for the performance of any obligation of OE hereunder to the other Parties shall be joint and several. The allocation between Ohio Edison Company and Pennsylvania Power Company of their collective obligations hereunder as OE shall be the sole responsibility of said Companies, but they undertake that they will, during the period that they shall be obligated under this Agreement, have in force one or more arrangements for the allocation of the whole of such collective obligations and will, upon the request of any of the other Parties hereto, furnish the requesting Party or Parties satisfactory evidence of the existence of their then effective arrangements relating to such allocation.

                                 ARTICLE 10
                                 ----------

                          Interconnection Metering
                          ------------------------

      10.01 Electricity flowing across an interconnection shall be measured by suitable metering equipment at metering points agreed upon by the Parties to the interconnection. The equipment at such metering points shall be provided, owned and maintained as agreed by the affected Parties.

      10.02 Measurements of electric energy for the purpose of effecting settlements shall be made by standard types of electric meters installed and maintained by the owners at the metering points. The timing devices of all meters having such devices shall be maintained in time snychronism as closely as practicable. The meters shall be sealed and the seals shall be broken only upon occasions when the meters are to be tested or adjusted.

      10.03 The aforesaid standard metering equipment shall be tested by the owners at suitable intervals and its accuracy of registration maintained in accordance with good practice. On request of any affected Party, a special test may be made at the expense of the Party requesting such special test. Representatives of all affected parties shall be afforded opportunity to be present at all routine or special tests and upon occasions when any readings, for purposes of settlements, are taken from meters not bearing an automatic record. For the purpose of checking the records of the metering equipment installed by a Party as provided above, the other affected party shall have the right to install check metering equipment at its own expense at the metering points referred to in Section 10.01.

      10.04 If any test of metering equipment shall disclose an inaccuracy greater than 2%, the accounts among the affected Parties for service theretofore delivered shall, unless otherwise agreed by the affected Parties, be adjusted to correct for the inaccuracy disclosed over the shorter of the following two periods: (1) from 30 days prior to the receipt of written request of the test until the meter is corrected; or (2) for the period that such inaccuracy may be determined to have existed. Should the metering equipment at any time fail to register under load conditions, or registers during times of zero flow, the electric energy delivered shall be determined from the best available data.

                                 ARTICLE 11
                                 ----------

                                   Records
                                   -------

      11.01 Each party shall keep such records as may be reasonably required by the Executive Committee or the Operating Committee, and shall furnish to such committees such records, reports and other information as they may reasonably require.

                                 ARTICLE 12
                                 ----------

               Statements, Billings, Settlements and Payments
               ----------------------------------------------

      12.01 As promptly as practicable within 10 days after the end of each calendar month, the Parties shall prepare and furnish to every other Party a statement showing the debits and credits to each Party for Power transactions hereunder during such month and, to the extent appropriate, offset or reduce said transactions to a net basis. From the Party balances so determined, each billing Party shall prepare and send to each other Party, as appropriate, a billing statement for all transactions which occurred during the month and involve payment of money. The billing Party shall take all reasonable measures to ensure that billing statements are mailed or otherwise transmitted on the billing statement date. Billing statements may be rendered on an estimated basis subject to corrective adjustments in subsequent statements. Other than as required by law or regulatory action or by billing adjustments must be made for power purchases from non-CAPCO companies, corrective adjustments for power purchases as defined in Schedules A, B, C, D, G, H and I must be made within one (1) year of the rendering of the initial billing statement and corrective adjustments for all other CAPCO billings must be made within four (4) years of the rendering of the initial billing statement.

      12.02 Billing statements rendered pursuant to Section 12.01 shall be due and payable in good funds the fifteenth calendar day after the billing statement date of any such statement except that, if the 15th calendar day is not a business day, the amount billed will be payable the next business day. Good funds shall consist of checks received at least one business day prior to the due date and wire transfers received by noon on the due date. Interest on unpaid billing statement amounts will be compounded monthly and prorated for any partial month based on a 365-day year, and will accrue at a rate equal to Chase Manhattan Bank's prime rate on the first day of the then current calendar quarter plus two percentage points for a period of up to one year and for any period thereafter at the higher of this rate or a rate equal to the billing Party's cost of capital which shall consist of the weighted average of the billing Party's long-term debt cost and preferred stock cost rates determined for issues outstanding on December 31 of the prior year and a common equity cost rate to be effective January 1 of each year equal to the average return on common equity for at least 50 major electric utilities with positive returns on common equity as reported in the prior year's December issue of the C.A. Turner Utility Reports or as reported in the prior year's latest issue of another report mutually agreed to by the Parties. The weighting for this calculation shall be the billing Party's capital structure at December 31 of the prior year, consisting solely of long-term debt, preferred stock and common equity, as reported in such party's FERC Form 1 or in another mutually agreed upon source. Billing adjustments which represent amounts to be refunded by the billing Party shall accrue interest as noted above, but billing adjustments payable to the billing Party for additional amounts shall not accrue interest. Notwithstanding the foregoing, any billing statement shall not be due and payable to the extent that (1) any non-CAPCO party system fails to compensate a Party for amounts owed hereunder in which event such Party shall exercise its best efforts to collect such compensation from such non-CAPCO party system and will not compromise or settle any claim for such compensation without prior consent of all other affected parties, or (2) any non-CAPCO party system's payment date is later that the fifteen days stated above in which case such billing statement shall be due and payable on the same date as that of the non-CAPCO party system's payment date. To the extent that any non-CAPCO party system compensates a party in an amount less than the amount the non-CAPCO party system owes the Parties under the Party's billing statement for amounts owed hereunder, each party shall be entitled to be first compensated for Out-of-Pocket Costs associated with the transaction hereunder and so much of the balance as will result in a sharing of the remainder among the Parties in proportion to the amounts owed to such Parties for their respective unpaid charges.

                                 ARTICLE 13
                                 ----------

                            Government Approvals
                            --------------------

      13.01 The obligations of each of the Parties hereunder are subject to the obtaining of any requisite orders, approvals, permits, certificates or licenses from any government authorities having jurisdiction.

      13.02 This Agreement is made subject to the jurisdiction of any government authority or authorities having jurisdiction in the premises. Nothing contained in this Agreement or any Schedule of this Agreement shall be construed as affecting in any way the right of any Party to unilaterally make application to the Federal Energy Regulatory Commission for a change in rates under the Federal Power Act and pursuant to the Commission's Rules and Regulations promulgated thereunder.

                                 ARTICLE 14
                                 ----------

                                   Notices
                                   -------

      14.01 Notices or requests, when required under this Agreement to be in writing, shall be delivered in person or mailed to the addressee at such Party's general office. Other notices or requests required under this Agreement may be given orally and, if required by the other Party, shall thereafter be confirmed in writing within three working days. Copies of notices or requests, confirmations of oral notices or requests, and information as to oral notices or requests shall be provided to the Office in accordance with procedures established by the Operating Committee.

                                 ARTICLE 15
                                 ----------

                                 Non-Waiver
                                 ----------

      15.01 Any waiver at any time by any Party of its rights with respect to any matter arising in connection with this Agreement shall not be deemed a waiver with respect to any subsequent similar matter. Any delay, short of the statutory period of limitation, in asserting or enforcing any right under this Agreement, shall not be deemed a waiver of such right, except as provided in Sections 12.01 and 12.02 and in Section 16.01.

                                 ARTICLE 16
                                 ----------

                                 Arbitration
                                 -----------

      16.01 Any controversy or claim arising out of this Agreement, including the refusal by any Party to perform the whole or any part hereof, shall, upon demand of any Party aggrieved, be settled by an Arbitration Board, which shall consist of three nonrepresentative members and such additional representative members as hereinafter provided in this Section. No person shall be eligible for appointment as a nonrepresentative member of the Arbitration Board who is an officer, employee, shareholder of, or otherwise interested in, any Party or any affiliate thereof or in the matter sought to be arbitrated.

      Unless otherwise agreed, no demand for arbitration shall be made more than one year after the Parties have reached an impasse as to the controversy or claim involved. The Party or Parties demanding arbitration shall serve written notice upon the other Party or Parties to the controversy, setting forth in detail the matter or matters with respect to which arbitration is demanded, and shall serve copies of such notice upon any other Parties hereto. Within a period of 10 days from the date of receipt of the aforesaid written notice, each Party to the controversy shall appoint a representative to serve as a member of the Arbitration Board; and, within a period of 30 days from such date of receipt of such written notice, such representative members shall unanimously agree upon the persons who shall serve as the three nonrepresentative members of the Arbitration Board.

      If the representative members are not so appointed within the specified 30-day period, or if the representative members shall fail to unanimously agree under the appointment of any or all of the three nonrepresentative members of the Arbitration Board within the specified 30-day period, any Party to the controversy may, upon written notice to the other Parties to the controversy, request the American Arbitration Association to submit to the Parties to the controversy a list from its panels of arbitrators of the names of at least seven persons from which the nonrepresentative member or members who have not been so appointed shall be selected in accordance with the Commercial Arbitration Rules of such Association.

      If any Party to the controversy shall fail to appoint its representative member within the specified 10-day period, such Party shall be deemed to have waived its right to appoint such representative member and the Arbitration Board shall consist of the three nonrepresentative members and such representative members, if any, as shall have been appointed in accordance with the provisions of this Section 16.01.

      The arbitration proceedings shall be conducted at a place, to be designated by the Arbitration Board, within the service area of one of the Parties to the controversy. The Arbitration Board shall afford adequate opportunity to each Party to the controversy to present information with respect to the controversy or claim submitted to arbitration and may request further information from any such Party. Except as provided in the preceding sentence, the Parties to the controversy may, by mutual agreement, specify the rules which are to govern any proceeding before the Arbitration Board and limit the matters to be considered by the Arbitration Board, in which event the Arbitration Board shall be governed by the terms and conditions of such agreement. To the extent of the absence of any such agreement specifying the rules which are to govern any proceeding, the then current applicable rules of the American Arbitration Association for the conduct of commercial arbitration shall govern the proceedings.

      The arbitration shall be limited to the matter or matters specified in the initial notice demanding arbitration and the award of the Board shall not affect or change any provision of this Agreement or any other transaction between the Parties.

      Procedural matters pertaining to the conduct of the arbitration and the award of the Arbitration Board shall be determined by a majority of the nonrepresentative members thereof; provided, however, that the representative members shall have full right and authority to participate in all meetings and deliberations of the Arbitration Board leading to the award. The findings and award of the Arbitration Board, so made upon a determination of a majority of the nonrepresentative members thereof, shall be final and conclusive with respect to the controversy or claim submitted for arbitration and shall be binding upon the Parties to the controversy except as otherwise provided by law. Such award of the Arbitration Board shall specify the manner and extent of the division of the costs of the arbitration proceedings among the Parties to the controversy. Judgment upon the award may be entered in any court, State or Federal, having jurisdiction.

                                 ARTICLE 17
                                 ----------

                                 Assignment
                                 ----------

      17.01 No Party may, without the prior written consent of the others, assign this Agreement, except as the same may be assigned (a) voluntarily or otherwise under its first mortgage, or (b) to a successor to all or substantially all of the assets of the Party by way of merger, consolidation, sale or otherwise, where the successor assumes and becomes liable for all the obligations of the Party hereunder.

                                 ARTICLE 18
                                 ----------

                                Governing Law
                                -------------

      18.01 This Agreement is made under and shall be governed by the laws of the State of Ohio insofar as applicable.

                                 ARTICLE 19
                                 ----------

                              Other Agreements
                              ----------------

      19.01 During the term of this Agreement, its terms, conditions and Schedules shall be applicable to transactions among the Parties. This Agreement is not to be interpreted as conflicting or interfering with the performance of any agreement including modifications or amendments thereto between any Party and any system not a Party to this Agreement, effective prior to August 31, 1980.

      The Parties hereto shall be free to enter into any new agreements with other Parties or with other systems which do not impair operations under this Agreement or the ability of a Party to perform its obligations under this Agreement.

      The following agreements identified by FERC rate schedule numbers shown for each listed company are hereby terminated:


       Company                                  FERC Rate Schedule Number(s)
       -------                                  ----------------------------
The Cleveland Electric Illuminating Company                     25
Duquesne Light Company                                          21
Ohio Edison Company                                            157
Pennsylvania Power Company                                      44
The Toledo Edison Company                                       35



                                 ARTICLE 20
                                 ----------

                              Term of Agreement
                              -----------------

      20.01 Except as provided in Section 20.03, this Agreement shall continue in effect until such time as all CAPCO Units are retired.

      20.02 Any Party may withdraw from this Agreement by giving one year's advance notice in writing to the members of the Executive Committee of the other Parties, provided that in the event of such withdrawal, the provisions of this Agreement relating to coordinated maintenance of CAPCO Units, CAPCO Back-Up Power, and CAPCO Replacement Power shall continue in effect until such time as all CAPCO Units are retired.

      20.03  Notwithstanding the retirement of all CAPCO Units under
Section 20.01 and the withdrawal of any Party under Section 20.02, this Agreement shall continue in effect for those Parties who do not withdraw from this Agreement.

                                 ARTICLE 21
                                 ----------

                             Separate Identities
                             -------------------

      21.01 The duties, obligations and liabilities of the Parties are intended to be several and not joint or collective, and nothing herein contained shall ever be construed to create an association, joint venture, trust or partnership or to impose a trust or partnership duty, obligation or liability on or with regard to any Party. Each Party shall be individually responsible for its own obligations as herein provided. No Party shall be under the control of or shall be deemed to control another Party by virtue of this Agreement. No Party shall have a right or power to bind another without its or their express written consent, except as expressly provided in this Agreement.

                                 ARTICLE 22
                                 ----------

                                Force Majeure
                                -------------

      22.01 No Party shall be considered to be in default in the performance of any of the obligations hereunder if failure of performance shall be due to uncontrollable forces. The term "uncontrollable forces" shall mean any cause beyond the control of the Party affected, including but not limited to the failure of facilities, flood, earthquake, storm, fire, lightning, epidemic, war, riot, civil disturbance, labor dispute, sabotage, restraint by Court order or public authority or inability to obtain necessary licenses or permits. Nothing herein shall be construed so as to require a Party to settle any strike or labor dispute in which it may be involved. Any Party which is unable to fulfill any obligations by reason of uncontrollable forces shall exercise due diligence to remove such inability with all reasonable dispatch.

                                 ARTICLE 23
                                 ----------

                                  Liability
                                  ---------

      23.01 All claims arising out of any bodily injury, death or damages to property or business of third persons (other than customers, as such, of any of the Parties) arising because of operations under this Agreement caused or sustained on the system of a Party (the Defending Party) shall be defended or in its discretion settled by such Party. In the event any action on any such claim is brought against any other Party, such other Party shall promptly notify the Defending Party in writing, and the Defending Party shall be entitled to and shall take over and direct the defense and disposition of the case. Any amounts paid by way of settlement or in satisfaction of any judgment and all expenses associated with such defense or settlement shall be the responsibility of the Defending Party. The provisions of this Section do not apply to claims of the employees of any Party under any workers' compensation law, for which the employing Party shall be responsible.

      23.02 Each Party hereby waives any and all claims it may have against any other Party arising from negligence or other fault of another Party in connection with operations under this Agreement, except as otherwise provided in
Section 7.03.

      IN WITNESS WHEREOF, the Parties hereto have caused this Agreement to be executed by their duly authorized officers this 23rd day of December, 1993.

THE CLEVELAND ELECTRIC ILLUMINATING COMPANY


By:  /s/ Terrence G. Linnert
     -----------------------------
Title:      Vice President
        --------------------------


DUQUESNE LIGHT COMPANY


By:  /s/ G. R. Brandenberger
     -----------------------------
Title:      Vice President
        --------------------------


OHIO EDISON COMPANY


By:  /s/ Arthur R. Garfield
     -----------------------------
Title:      Vice President
        --------------------------


PENNSYLVANIA POWER COMPANY


By:  /s/ J. R. Edgerly
     -----------------------------
Title:      Vice President
        --------------------------


THE TOLEDO EDISON COMPANY


By:  /s/ Terrence G. Linnert
     -----------------------------
Title:      Vice President
        --------------------------

                                                                 EXHIBIT 10.11


                             AMENDMENT NO. 1 TO
                             ------------------

                   CAPCO TRANSMISSION FACILITIES AGREEMENT
                   ---------------------------------------


   THIS AGREEMENT, effective as of the 1st day of January 1, 1993, by and among The Cleveland Electric Illuminating Company, an Ohio corporation ("CEI"); Duquesne Light Company, a Pennsylvania corporation ("DL"); Ohio Edison Company, an Ohio corporation; Pennsylvania Power Company, a Pennsylvania corporation ("PP") and a wholly-owned subsidiary of Ohio Edison Company which Company and its said subsidiary, except as otherwise provided herein, are considered as a single Party for the purposes of this Agreement and referred to as ("OE"); and The Toledo Edison Company, an Ohio corporation ("TE"), each of which is sometimes referred to as a Party, and collectively as the Parties.


                              W I T N E S S E T H:


   WHEREAS, the Parties entered into the CAPCO Transmission Facilities Agreement as of September 14, 1967 (herein referred to as the "Agreement"); and

   WHEREAS, the Parties entered into an Agreement on January 7, 1993, and approved an Addendum to the CAPCO Accounting and Procedure Manual to supersede applicable sections of the manual on a prospective basis as of January 1, 1993 (said Agreement being herein referred to as the "Addendum to CAPCO Accounting and Procedure Manual" or "Addendum"); and

   WHEREAS, the provisions of the Addendum to the CAPCO Accounting and Procedure Manual are intended to supersede any provisions of the Agreement which conflict with or are inconsistent with the Addendum, so that such conflicts and inconsistencies shall be removed by appropriate written amendments to the Agreement or by other appropriate action; and

   WHEREAS, the Parties desire to further amend the Agreement as hereinafter set forth;

   NOW, THEREFORE, in consideration of the premises and of the mutual covenants herein set forth, the Parties agree as follows:

   1.   Section 7.02 of the Agreement is amended to read as follows:

             The Party owning a CAPCO Line or portion thereof shall bill each other Party monthly for such other Party's Investment Responsibility with respect thereto. The invoice date shall be established as soon as possible after the close of each calendar month, and the owning Party shall prepare and make all reasonable efforts to transmit invoices on or before the invoice date to each other Party for such other Party's Investment Responsibility. The amount billed will be payable in good funds the 15th calendar day after the invoice date except that, if the 15th calendar day is not a business day, the amount billed will be payable the next business day. Good funds shall consist of checks received at least one business day prior to the due date and wire transfers received by noon on the due date. Interest on unpaid invoice amounts will be compounded monthly and prorated for any partial month based on a 365-day year, and will accrue at a rate equal to Chase Manhattan Bank's prime rate on the first day of the then current calendar quarter plus two percentage points for a period of up to one year and for any period thereafter at the higher of this rate or a rate equal to the billing Party's cost of capital which shall consist of the weighted average of the billing Party's long-term debt cost and preferred stock cost rates determined for issues outstanding on December 31 of the prior year and a common equity cost rate to be effective January 1 of each year equal to the average return on common equity for at least 50 major electric utilities with positive returns on common equity as reported in the prior year's December issue of the C.A. Turner Utility Reports or as reported in the prior year's latest issue of another report mutually agreed to by the Parties. The weighting for this calculation shall be the billing Party's capital structure at December 31 of the prior year, consisting solely of long-term debt, preferred stock and common equity, as reported in its FERC Form 1 or in another mutually agreed upon source. Invoices may not be changed or adjusted after four years from the invoice date, and invoice amounts to be refunded by the billing Party shall accrue interest as noted above, but invoice amounts payable to the billing Party for additional amounts shall not accrue interest.

             To the extent practicable all charges payable or receivable under this Agreement shall be offset and reduced to a net basis in order to provide a minimum practicable number of payments among the Parties. Such statements may be tendered on an estimated basis subject to corrective adjustments in subsequent statements.

   2.   Section 17.01 of the Agreement is amended to read as follows:

             Any waiver at any time by any Party of its rights with respect to any matter arising in connection with this Agreement shall not be deemed a waiver with respect to any subsequent similar matter. Any delay, short of the statutory period of limitation, in asserting or enforcing any right under this Agreement, shall not be deemed a waiver of such right, except as provided in Section 7.02 and
        Section 14.01.

   3. Exhibit B - Computation of Investment Responsibility of the Agreement is amended to read as attached:

   4. Except as herein above amended, all of the terms and conditions of the Agreement shall remain in full force and effect.

   IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their duly authorized officers this 23rd day of December, 1993.



THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

By    /s/   Terrence G. Linnert
   ------------------------------------

Title          Vice President
      ---------------------------------


DUQUESNE LIGHT COMPANY

By    /s/   G. R. Brandenberger
   ------------------------------------

Title          Vice President
      ---------------------------------


OHIO EDISON COMPANY

By    /s/   Arthur R. Garfield
   ------------------------------------

Title          Vice President
      ---------------------------------


PENNSYLVANIA POWER COMPANY

By    /s/   J. R. Edgerly
   ------------------------------------

Title _________________________________


THE TOLEDO EDISON COMPANY

By    /s/   Terrence G. Linnert
   -----------------------------------

Title          Vice President
      --------------------------------

                                                                 EXHIBIT 10.12



                      CAPCO MICROWAVE SHARING AGREEMENT
                      ---------------------------------

                        (As Amended January 1, 1993)

   THIS AGREEMENT, effective as of January 1, 1993, by and among The Cleveland Electric Illuminating Company, an Ohio corporation ("CEI"), Duquesne Light Company, a Pennsylvania corporation ("DL"), Ohio Edison Company, an Ohio corporation ("OE"), Pennsylvania Power Company, a Pennsylvania corporation ("PP)", and The Toledo Edison Company, an Ohio corporation ("TE"), each of which is herein referred to as a Party and collectively as the Parties, or as the CAPCO Group.

   WITNESSETH:

   WHEREAS, the Parties hereto have constructed and agreed to construct generating units owned by them as tenants in common ("CAPCO Generating Units"), and are engaged in the generation, transmission and distribution of electricity to the public in western Pennsylvania and in northern and Central Ohio, through electric systems which are interconnected directly or indirectly and are operated in synchronism; and

   WHEREAS, the Parties hereto have entered and proposed to enter into various agreements for planning, construction and interconnected operation of their facilities in order to achieve the benefits to be effected through coordination in the operation and development of their respective generation and transmission systems; and


   WHEREAS, each of the Parties hereto is eligible to be licensed by the Federal Communications Commission ("FCC") to operate microwave stations in the Power Radio Service, under Code of Federal Regulations, Title 47, Chapter 1, Part 94; and

   WHEREAS, each of the Parties hereto is licensed by the FCC to operate one or more microwave stations generally identified on the map annexed hereto as "Exhibit A" forming an interconnected microwave system, the use of which is to be shared by the Parties hereto, on a non-profit basis, in order to better coordinate the operation of their interconnected electric systems; and

   WHEREAS, the Parties desire to define the methods and procedures for the equitable sharing of certain costs of said interconnected microwave system hereinafter called the "CAPCO Microwave System" ("CMS"); and

   WHEREAS, the parties hereto desire to also define their rights and obligations relating to the construction, maintenance and use of the CMS.

   NOW THEREFORE, in consideration of the mutual agreements herein set forth, the Parties hereto agree as follows:

   A.   Definitions - The terms used herein shall have the following meanings:
        -----------

        1. "CAPCO Accounting and Finance Committee" is one of the Standing Committees provided for in the CAPCO Administration Agreement, dated November
1, 1971, and is responsible for establishing methods, procedures and practices to be used in determining and assigning Costs, Investment Responsibility Base and Adjusted Investment Basis, Fixed Charges, and monthly operation and expense factors related to facilities installed by the CAPCO Group including the CMS.

        2. "CAPCO Microwave Facilities" designated as such by the CAPCO Operating Committee pursuant to this Agreement are generally defined in the CAPCO Accounting Procedure 05-24 dated May 13, 1977, and as subsequently revised, and CAPCO Accounting Procedure 05-25 dated May 18, 1976, and as subsequently revised (but shall not include terminal facilities such as load control, computer and other similar facilities).

        3. The "CAPCO Microwave System" ("CMS") is that interconnected microwave system to be provided pursuant to this Agreement.

        4. "CAPCO Operating Committee" is one of the Standing Committees provided for in the CAPCO Administration Agreement, dated November 1, 1971, and is responsible for establishing and maintaining rules and procedures for the coordinated operations of the CAPCO Group including operation of the CMS.

        5. "Channel (Standard)" is a full duplex, 0 to 4 kHz bandwidth path suitable for the transmission of audio-controlled electric waves from one Station to another. A channel wider than 4 kHz will be divided by 4 kHz to determine the equivalent number of channels. Any fractional channel, or fractional use of a channel, shall be considered a full Channel for accounting purposes.

        6. "Cost" of a Station means the total of all costs incurred by the construction Party associated with the acquisition of sites and construction of the Station and cost of material and supplies required to be maintained for the operation and maintenance of such Station, including direct, additive or loading, and allocable costs, and interest during construction, as enumerated in CAPCO Accounting Procedure 19-01 dated August 2, 1976, and as subsequently revised.

        7. "Fixed Charges" associated with a Station means an amount determined in accordance with attached Exhibit C. Fixed charge rates are determined annually for the year of investment and shall follow attached Exhibit C.

        8. "Investment Responsibility" means the obligation to bear Fixed Charges, insurance charges, taxes and Operating Expense associated with a Station determined in accordance with attached Exhibit C.

        9. "Load" of a Party during any clock hour is the total during any such clock hour (eliminating on an agreed basis any distortion arising out of deliveries between systems where material) of kilowatthours (a) delivered by the Party to its retail customers or to municipal systems, (b) used by the Party on its own system, exclusive of use for station auxiliary power, and (c) lost and unaccounted for on the system of the Party; but shall exclude Interruptible Load.

        10. "Multiplex Equipment" is defined as the electronic equipment required to derive one or more Channels from a broadband radio frequency baseband.

        11. "Operating Expense" of a Station means an amount determined in accordance with attached Exhibit C.

        12. "Peak Load" is the maximum Load of a Party for any clock hour of the period.

        13. "Station" means all microwave facilities at a given geographic location which is a part of the CAPCO Microwave System. A Station may contain one or several paths to other stations. All transmitters and receivers at the same Station (within 1 second longitude and 1 second latitude) are considered to be one Station.

   B.   Parties' Rights and Obligations in the CAPCO Microwave System
        -------------------------------------------------------------

        1. With regard to communications among the Parties which are provided by microwave, each Party shall, either by installation of new facilities or by the designation as such of existing facilities, subject to determinations as provided in the subparagraphs of this paragraph, provide, operate, maintain and control at Stations within its service area the necessary CAPCO microwave facilities (which facilities may be further identified by reference to call signs and other authorizations issued to the Party by the FCC), to supply Channels as follows:

             a. Those Channels determined by the CAPCO Operating Committee to be required to provide such functions as data transmission (which may include such functions as analog and digital telemetry and equipment status), voice communication, and facsimile transmission between the System Dispatching Offices of such Parties.

             b. Those Channels determined by the operating owner of each CAPCO Generating Unit to be required to provide such functions as telemetry, load control and voice communication between the plant site and the System Dispatching Office and other supporting locations of the operating owner of such CAPCO Generating Unit.

             c. Those Channels, requested by a non-operating Party of a CAPCO Generating Unit having an entitlement out of such Unit and desiring to monitor the Unit and/or integrate its control of its entitlement directly with its other sources of generation, to permit such Party to communicate with the operating Owner's System Dispatching Office.

             d. Those Channels, with respect to each transmission line of the CAPCO Group ("CAPCO Line") determined by the owner or owners of such Line to be necessary for the operation, control and protection of the Line.

             e.    Other Channels mutually agreed to by all Parties.

        2. The Stations included as part of the CMS are shown diagrammatically on Exhibit A and are listed on Exhibit B. New stations may be added or existing stations may be deleted upon agreement by the Operating Committee. Review and update of Exhibits A and B shall be made every two (2) years by CAPCO Communications Working Group. Revised Exhibits A and B, upon issuance by the Operating Committee, will be included as part of this agreement.

        3. Consistent with all applicable regulations of the FCC and with such rules as may be promulgated by the CAPCO Operating Committee (which shall be consistent with any such regulations), each Party shall construct, operate and maintain those facilities which are a part of the CAPCO Microwave System for which it is licensed by the FCC in such a manner as to maintain the integrity and reliability of the entire CMS.

        4. The CAPCO Microwave Facilities supplied pursuant to this Agreement shall be provided, operated and maintained in accordance with sound engineering practices and principles, and in a manner designed to achieve maximum practical coordination of the CMS. The Parties shall coordinate the design and construction of their respective portions of the CMS, and they shall coordinate CAPCO traffic within supergroups 3, 4 and 5 (unless otherwise mutually agreed to), and also within supergroups 6 and 7 for the Star-Massillon (OE) portion.

        5. Each Party shall have full and exclusive responsibility for the control, operation and maintenance of those microwave stations with respect to which it is licensed by the FCC and nothing herein contained shall be interpreted as limiting or otherwise interfering with any Party's duties and responsibilities under the Rules and Regulations of the FCC.

        6. Any Party may use for individual purposes or CAPCO purposes any unused capacity in CAPCO Microwave Facilities, up to the ultimate capacity of such facilities. In the event of simultaneous demands for individual use and CAPCO use of unused capacity, the demand for CAPCO use shall have priority. In the event of simultaneous demands for individual uses of unused capacity, the owner of the facility shall determine the priority to be observed.

        7. Any microwave facilities required for the purposes of Paragraph B-1 which are located at Stations outside the service areas of the Parties shall be provided, operation, maintained and controlled by the Party to whose microwave system such facilities are most closely related and the cost of such microwave facilities will be treated the same as those in Paragraph B-1.

        8. Nothing in this Agreement shall be construed to require installation of any particular microwave facilities.

   C.   Procedures for Determining Investment Responsibility and Procedures for
        -----------------------------------------------------------------------
        Billing
        -------

        1. The procedure for determining the microwave Station investment responsibility portion which is to be allocated among the Parties are set forth in attached Exhibit C.

        2. Each Party's allocation percentage of Investment Responsibility for CAPCO Microwave Facilities provided in accordance with paragraphs B-1-a, B-1-b, B-1-c, B-1-d and B-1-e shall be determined in the manner set forth in accordance with attached Exhibit C.

        3. Investment Responsibility for a Station shall not commence earlier than October 1, 1977.

        4. The Party owning a Station shall bill each other Party annually for such other Party's Investment Responsibility with respect thereto. Bills shall be forwarded as promptly as practicable on June 15 of each year and shall be due and payable in good funds the fifteenth calendar day after the date of any such statement except that, if the 15th calendar day is not a business day, the amount billed will be payable the next business day. Good funds shall consist of checks received at least one business day prior to the due date and wire transfers received by noon on the due date. Interest on unpaid invoice amounts will be compounded monthly and prorated for any partial month based on a 365-day year, and will accrue at a rate equal to Chase Manhattan Bank's prime rate on the first day of the then current calendar quarter plus two percentage points for a period of up to one year and for any period thereafter at the higher of this rate or a rate equal to the billing Party's cost of capital which shall consist of the weighted average of the billing Party's long-term debt cost and preferred stock cost rates determined for issues outstanding on December 31 of the prior year and a common equity cost rate to be effective January 1 of each year equal to the average return on common equity for at least 50 major electric utilities with positive returns on common equity as reported in the prior year's December issue of the C.A. Turner Utility Reports or as reported in the prior year's latest issue of another report mutually agreed to by the Parties. The weighting for this calculation shall be the billing Party's capital structure at December 31 of the prior year, consisting solely of long-term debt, preferred stock and common equity, as reported in such Party's FERC Form 1 or in another mutually agreed upon source. Invoices may not be changed or adjusted after four years from the invoice date, and invoice amounts to be refunded by the billing Party shall accrue interest as noted above, but invoice amounts payable to the billing Party for additional amounts shall not accrue interest. To the extent practicable all charges payable or receivable under this Agreement shall be offset and reduced to a net basis in order to provide a minimum practicable number of payments among the Parties. Such statements may be rendered on an estimated basis subject to corrective adjustments in subsequent statements as noted above.

        5. Each Party shall keep such records as may be reasonably required by the CAPCO Operating Committee, and shall furnish to the CAPCO Operating Committee such records, reports and other information as the CAPCO Operating Committee may reasonably request.

   D.   General
        -------

        1. Any waiver at any time by any Party of its rights with respect to any matter arising in connection with this Agreement shall not be deemed a waiver with respect to any subsequent similar matter. Any delay, other than one which occurs under Paragraph C.4 above short of the statutory period of limitation, in asserting or enforcing any right under this Agreement, shall not be deemed a waiver of such right.

        2. No Party may, without the prior written consent of the others, assign this Agreement, except as the same may be assigned (a) voluntarily or otherwise under its first mortgage, or (b) to a successor to all or substantially all of the assets of the Party by way of merger, consolidation, sale or otherwise, where the successor assumes and becomes liable for all the obligations of the Party hereunder.

        3. This Agreement is made under and shall be governed by the laws of the State of Ohio insofar as applicable.

        4. The duties, obligations and liabilities of the Parties are intended to be several and not joint or collective, and nothing herein contained shall ever be construed to create an association, joint venture, trust or partnership or to impose a trust or partnership duty, obligation or liability on or with regard to any Party. Each Party shall be individually responsible for its own obligations as herein provided. No Party shall be under the control of or shall be deemed to control another Party by virtue of this Agreement. No Party shall have a right of power to bind another without its or their express written consent except as expressly provided in this Agreement.

        5. No Party shall be considered to be in default in the performance of any of the obligations hereunder if failure of performance shall be due to uncontrollable forces. The term "uncontrollable forces" shall mean any cause beyond the control of the Party affected, including but not limited to the failure of facilities, flood, earthquake, storm, fire, lightning, epidemic, war, riot, civil disturbance, labor dispute, sabotage, restraint by Court order or public authority, or inability to obtain necessary licenses or permits. Nothing herein shall be construed so as to require a party to settle any strike or labor dispute in which it may be involved. Any Party which is unable to fulfill any obligations by reason of uncontrollable forces shall exercise due diligence to remove such inability with all reasonable dispatch.

        6. All claims arising out of any bodily injury, death or damages to property or business of third persons arising because of operations under this Agreement caused or sustained on the system of a Party (the Defending Party) shall be defended or in its discretion settled by such Party. In the event any such claim is brought against any other Party, such other Party shall promptly notify the Defending Party in writing, and the Defending Party shall be entitled to and shall take over and direct the defense and disposition of the case. Any amounts paid by way of settlement or in satisfaction of any judgment and all expenses associated with such defense or settlement shall be the responsibility of the Defending Party. The provisions of this paragraph do not apply to claims of the employees of any Party under any workmen's compensation law, for which the employing Party shall be responsible.

             Each Party hereby waives any and all claims it may have against any other Party arising from negligence and other fault of another Party in connection with operations under this Agreement.

        7. The Parties hereto shall be free to enter into any new microwave sharing agreements with others, which agreements do not impair obligations under this Agreement or the ability of a Party to perform its obligations under this Agreement.

        8. The obligations of each of the Parties hereunder are subject to the obtaining of any requisite orders, approvals, permits, certificates or licenses from any governmental authorities having jurisdiction.

   E.   Modification and Duration
        -------------------------

        1. This Agreement shall continue in effect from the date hereof until terminated by the mutual agreement of all who are then Parties hereto.

        2. Notice of withdrawal from the arrangement provided for in the CAPCO Basic Operating Agreement, as amended September 1, 1980, and as subsequently amended, shall be deemed to be notice of withdrawal from this Agreement. Such withdrawal from this Agreement shall be effective on the cessation of all rights and obligations of the withdrawing party provided that the withdrawing Party shall be relieved of any duty under this Agreement to incur any obligation or to participate in planning or other activities of the CAPCO Group with respect to any CAPCO Microwave Facilities determined upon subsequent to such notice of withdrawal.

   IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their duly authorized officers this 23rd day of December, 1993.



CLEVELAND ELECTRIC ILLUMINATING COMPANY

By    /s/   Terrence G. Linnert
   ------------------------------------

Title          Vice President
      ---------------------------------


DUQUESNE LIGHT COMPANY

By    /s/   G. R. Brandenberger
   ------------------------------------

Title          Vice President
      ---------------------------------


OHIO EDISON COMPANY

By    /s/   Arthur R. Garfield
   ------------------------------------

Title          Vice President
      ---------------------------------


PENNSYLVANIA POWER COMPANY

By    /s/   J. R. Edgerly
   ------------------------------------

Title          Vice President
      ---------------------------------


TOLEDO EDISON COMPANY

By    /s/   Terrence G. Linnert
   -----------------------------------

Title          Vice President
      --------------------------------

                                                                 EXHIBIT 10.13


                AGREEMENT FOR THE TERMINATION OR CONSTRUCTION
                     OF CERTAIN AGREEMENTS BY AND AMONG
                THE CLEVELAND ELECTRIC ILLUMINATING COMPANY,
                DUQUESNE LIGHT COMPANY, OHIO EDISON COMPANY,
          PENNSYLVANIA POWER COMPANY AND THE TOLEDO EDISON COMPANY
          --------------------------------------------------------


        THIS AGREEMENT, effective as of the 1st day of September 1980, by and among The Cleveland Electric Illuminating Company, an Ohio corporation; Duquesne Light Company, a Pennsylvania corporation; Ohio Edison Company, an Ohio corporation, and its wholly-owned subsidiary, Pennsylvania Power Company, a Pennsylvania corporation, which two companies are considered as a single party for purposes of this Agreement; and The Toledo Edison Company, an Ohio corporation, all of which are referred to collectively as the Parties or the CAPCO Group.


        WITNESSETH:


        WHEREAS, each of the Parties is desirous of terminating or construing, effective as of September 1, 1980, certain agreements by and among the Parties.

        NOW THEREFORE, in consideration of the premises and of the mutual covenants herein set forth, the Parties agree as follows:

        1. The CAPCO Memorandum of Understanding dated September 14, 1967, the Agreement of Chief Executives dated July 6, 1973, and the Memorandum of Agreement with an effective date of

March 1, 1977, and captioned "Purchase and Sale Agreements Under Schedules E and H of the CAPCO Basic Operating Agreement for the period March 1, 1977 through December 31, 1977 and for 1978, and Tentative Purchase and Sale Agreements for 1979 and Beyond" are terminated and have no further force or effect.

        2. The CAPCO Transmission Facilities Agreement with an effective date of September 14, 1967 (hereinafter referred to as the "Transmission Facilities Agreement") is to be construed so as to allow all of the services and transactions contemplated by the CAPCO Basic Operating Agreement as amended September 1, 1980 and as subsequently amended (hereinafter referred to as the "Basic Operating Agreement"), to be performed, accomplished or effected, as the case may be, under said Transmission Facilities Agreement.

        3. This Agreement and the Basic Operating Agreement supersede any and all other agreements by and among the Parties involving the CAPCO Group which are not terminated in Paragraph 1, above, to the extent such other agreements conflict or are inconsistent therewith. All such conflicts or inconsistencies shall be removed by appropriate written amendments to these other agreements or by other appropriate action.

        4. The Parties hereby reaffirm and agree to implement the pool restructuring principles heretofore described in the minutes of the meetings of the CAPCO Executive Committee on and after November 1, 1979, and shall use their best efforts to prepare and execute as soon as reasonably possible any and all written amendments to agreements by and among the Parties involving the CAPCO Group and to take other appropriate action required by this Agreement, the Basic Operating Agreement, and the aforesaid minutes of the Executive Committee.

        IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their duly authorized officers this 23rd day of December, 1993.


THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

By    /s/   Terrence G. Linnert
   ------------------------------------

Title          Vice President
      ---------------------------------


DUQUESNE LIGHT COMPANY

By    /s/   G. R. Brandenberger
   ------------------------------------

Title          Vice President
      ---------------------------------


OHIO EDISON

By    /s/   Arthur R. Garfield
   ------------------------------------

Title          Vice President
      ---------------------------------


PENNSYLVANIA POWER COMPANY

By    /s/   J. R. Edgerly
   ------------------------------------

Title          Vice President
      ---------------------------------


THE TOLEDO EDISON COMPANY

By    /s/   Terrence G. Linnert
   -----------------------------------

Title          Vice President
      --------------------------------

                                                                 EXHIBIT 10.14


        FORT MARTIN CONSTRUCTION AND OPERATING AGREEMENT, dated April 30, 1965, among DUQUESNE LIGHT COMPANY, a Pennsylvania corporation ("Duquesne"), MONONGAHELA POWER COMPANY, a West Virginia corporation ("Monongahela"), and THE POTOMAC EDISON COMPANY, a Maryland corporation ("Potomac").

1.  Station.

        Duquesne, Monongahela and Potomac (the "Companies") hereby provide for the construction and operation of the first unit of approximately 500,000 kw name plate capacity (the "First Unit") of a steam electric generating station in Monongahela County, West Virginia, to be owned by the Companies as tenants in common with undivided ownership interests of Duquesne one-half, Monongahela one-quarter and Potomac one-quarter (their respective "Ownership Shares"), all as contemplated in the deed dated April 30, 1965 (the "Deed") from Monongahela to Duquesne and Potomac. The provisions of this Agreement are intended, as contemplated in the Deed, to establish as among the Companies more detailed provisions and procedures for carrying out provisions of the Deed.

2.  Construction.

        Construction of the First Unit shall be carries out by the Companies under the general supervision and direction of a Construction Committee, which shall be the Allegheny Power System Fort Martin Construction Committee. Duquesne will have a representative on such Committee.

        The Companies intend to use their best efforts toward the end that the construction of the First Unit will be completed, and full-scale operation commenced, on or before May 1, 1967.

        The Companies shall, with reasonable expedition, enter into contracts (which may be purchase order contracts) providing for (a) the purchase of materials, equipment and services for, and construction of, the First Unit and
(b) insurance to insure all work under construction against risks usually insured against for such work. Each such contract shall provide, among other things, that the performance of the contract shall be for the account of, and the charges therefor shall be billed to, and paid by the Companies in proportion to their respective Ownership Shares and that the invoices for such billing (Contractor's Invoice or Invoices) shall be submitted in the names of the Companies. Each of the Companies shall execute and deliver on its own behalf the contracts providing for the purchase of the following: Steam generator, turbine-generator, main transformers, equipment erection, piping installation, electrical installation, structural steel, substructure, superstructure, piping and equipment insulation, condenser, fly ash collectors, large pumps, and consulting engineering work. For their convenience the Companies may authorize an individual or individuals to execute and deliver on behalf of the Companies all other contracts to be entered into pursuant to this Section.

        Books of account and records containing details of the items of cost applicable to the construction of the First Unit shall be kept under the supervision of the Construction Committee and shall be open to examination at any time by any Company or its representatives.

        The Construction Committee shall cause the Companies to be furnished with counterparts of such books of account and records as they may request. The basic books of account and records shall be turned over to and maintained by the Operating Company referred to in Section 3.

3.  Operation and Maintenance.

        The First Unit shall be operated and maintained in accordance with good utility operating practice.

        The Companies shall establish an Operating Committee for the purpose of establishing policies for the operation and maintenance of the First Unit. The Companies shall be represented on the Operating Committee in proportion to their Ownership Shares. The Operating Committee shall meet at the call of any member.

        The First Unit will be operated and maintained by one of the Companies (the "Operating Company") in accordance with policies to be established by the Operating Committee. Until otherwise agreed by all the Companies, Monongahela shall be the Operating Company. The Operating Company shall not be liable in respect of operation or maintenance except for its gross negligence or willful misconduct. The Operating Company shall keep books of account and records containing details of the items of cost applicable to the operation and maintenance of the First Unit. Such books of account and records shall be open to examination at any time by any Company or its representatives. The Operating Company shall furnish the Companies with counterparts of such books of account and records as they may request.

4.  Renewals, Replacements, Additions and Retirements.

        Renewals and replacements necessary for the operation of the First Unit shall be made as required by good utility operating practice. Other renewals and replacements and any additions to the First Unit may be made only by agreement of all the Companies. Retirements, sales and other dispositions of First Unit property shall be effected only in a manner consistent with the Companies' respective mortgage indentures, if any. Renewals, replacements, additions, and retirements (and related dispositions and sales) shall be effected by the Operating Company subject to the policies established by the Operating Committee.

5.  Title to Property.

        Title to all property (including Common Facilities as defined in the Deed) acquired or constructed in connection with the First Unit (including without limitation property acquired for use or consumption in connection with its construction, operation and maintenance) shall be in the Companies as tenants in common in proportion to their Ownership Shares, subject in the case of Common Facilities to any sales pursuant to subpara- graph 5 of the Deed. Construction, acquisitions and purchases shall be made in such manner that title shall vest in accordance with the foregoing.

6.  Power and Energy.

        Subject to Section 9, each Company shall at all times have full ownership of and available to it at the First Unit the portion of the generating capability of the First Unit and the energy associated therewith, corresponding to its Ownership Share.

        Each Company shall keep the Operating Company informed as to the amount of power it requires to be generated for it.

        Subject to its capability and to necessary or unavoidable outages, the First Unit shall be operated so as to produce an output equal to the sum of the power requirements of the Companies therefrom.

7.   Expenditures.

        All expenditures in respect of the First Unit shall be accounted for in accordance with the Uniform System of Accounts prescribed by the Federal Power Commission for Public Utilities and Licensees (Class A and B Electric Utilities) as in effect on the date of this Agreement.

        All expenditures (including without limitation all expenditures for administration, labor, payroll taxes, employee benefits, maintenance, materials, research and development, supplies and services), except those in respect of Common Facilities as defined in the Deed, for the construction, operation and maintenance (excluding fuel) of the First Unit and for renewals, replacements, additions and retirements in respect thereof shall be shared by the Companies in proportion to their Ownership Shares. All such expenditures in respect of Common

Facilities shall be shared by the Companies in proportion to each Company's Ownership Share (after reduction by a fraction equal to any fraction of such Company's ownership interest in Common Facilities sold pursuant to the provisions of the Deed). All expenditures in respect of the First Unit properly chargeable to Account 501 (Fuel) of such Uniform System of Accounts for any period shall be shared by the Companies pro rata according to the total kilowatthours of energy respectively taken by them from the First Unit during such period.

        Interest charges on borrowed funds, income taxes, and property, business and occupation and like taxes, of each Company shall be borne entirely by such Company; and such items, as well as depreciation, amortization, and interest charged to construction, shall not be deemed expenditures for purposes of this Section.

8.  Joint Account.

        The Companies shall maintain one or more joint accounts (collectively, the "Joint Account") in a bank or banks agreed upon by them, the title of each such account to include Duquesne (50%), Monongahela (25%) and Potomac (25%). All expenditures referred to in the second paragraph of Section 7 shall be paid out of the Joint Account.

        From time to time the Construction Committee or the Operating Company may request the Companies to advance to the Joint Account such amount as is then needed for cash working capital. Within ten days thereafter the Companies, pro rata according to their respective Ownership Shares, shall deposit in the Joint Account the amount specified in such request.

        As promptly as practicable after the end of each month, the Construction Committee or the Operating Company shall send to each of the Companies a statement in reasonable detail of all expenditures for such month and the amount of each Company's share thereof. Within ten days after its receipt of such statement, each Company shall deposit its share in the Joint Account.

        The Construction Committee or Operating Company shall cause to be drawn against the Joint Account, and to be delivered, checks or drafts in the names of the Companies in payment of expenditures. Funds shall be disbursed from the Joint Account in accordance with sound accounting and disbursement procedures. All persons authorized to handle or disburse funds from the Joint Account shall be bonded in favor of Duquesne, Monongahela and Potomac, as their respective interests may appear, for not less than $500,000.

9.  Default.

        During any period that a Company is in default in whole or in part in making the most recent deposit in the Joint Account then required under this Agreement, (a) such Company shall be entitled to no energy from the First Unit during such period (but shall be obligated to pay any damages to the non-defaulting Companies resulting from the default) and (b) the non-defaulting Companies shall be entitled to all of the energy from the First Unit in proportion to their Ownership Shares. No such default shall affect any Company's ownership interest, or any Company's obligations under Sections 7 and 8.

10. Arbitration.

        The Companies hereby declare their intention and agree that any controversy arising out of or relating to this Agreement or the Deed, or the breach of either thereof, shall be settled by arbitration in accordance with the Rules of the American Arbitration Association and that judgment upon the award rendered by the arbitrator may be entered in any court having jurisdiction thereof.

11. Term of Agreement.

        This Agreement shall continue in full force and effect for a period of forty-two years from the date hereof and for such longer period as the Companies shall by mutual agreement continue to operate the First Unit. Termination of this Agreement shall not terminate the provisions of Section 10.

12. Amendment.

        This Agreement may be amended from time to time or canceled at any time, by an instrument or instruments in writing signed by all of the Companies (or their successors or assigns).

13. Successors and Assigns.

        This Agreement shall inure to the benefit of and bind the successors and assigns of the parties hereto, but it may be assigned in whole or in part only in connection with transfer to the assign of a corresponding ownership interest in the First Unit.

        IN WITNESS WHEREOF each of the parties has caused this Agreement to be duly executed.



                                         DUQUESNE LIGHT COMPANY



                                         By /s/  Philip A. Fleger
                                           --------------------------
                                               Chairman of the Board
                                                   and President



                                         MONONGAHELA POWER COMPANY



                                         By /s/  John A. Freeman
                                           --------------------------
                                                 Vice President



                                         THE POTOMAC EDISON COMPANY



                                         By /s/  Charles D. Lyon
                                           --------------------------
                                                    President

                                                                 EXHIBIT 10.15


      TRANSMISSION AGREEMENT, dated March 15, 1967, among DUQUESNE LIGHT COMPANY, a Pennsylvania corporation ("Duquesne"), MONONGAHELA POWER COMPANY, an Ohio corporation ("Monongahela") and WEST PENN POWER COMPANY, a Pennsylvania corporation ("West Penn"),


                             W I T N E S S E T H :


1.  Preamble.

      The systems of Monongahela and West Penn are part of the integrated electric utility system of Allegheny Power System, Inc. and its subsidiaries, and they and Duquesne's system are interconnected directly or indirectly and will be further interconnected through the facilities provided for in this Agreement.

      Duquesne, Monongahela, and The Potomac Edison Company are providing for the construction and operation of the first unit of approximately 540,000 kw capacity (the "First Unit") of a steam electric generating station in Monongalia County, West Virginia, to be owned by them as tenants in common. The station is known as the Fort Martin Generating Station.

      Duquesne has no transmission lines from the location of the Fort Martin Generating Station and wishes to arrange for the transmission into its system of its share of the energy produced by the First Unit, and Monongahela and West Penn are willing to provide the necessary transmission.

2.  Transmission Service.

      Monongahela and West Penn agree to transmit or cause to be transmitted Duquesne's share of the power and energy from the First Unit to the Elrama-Mitchell interconnection and/or to the systems of other electric utilities now directly interconnected with Duquesne or to such other point or points as may from time to time be agreed upon by the parties; such power and energy to be delivered at 138,000 volts or at such other voltages as may be acceptable to the parties.


3.  Facilities.

      A. Monongahela and West Penn shall each provide, operate, and maintain, or cause to be provided, operated and maintained, the facilities referred to in the Schedules hereto shown opposite its name below.

                       Monongahela    Schedules I and II
                       West Penn      Schedules III and IV

      West Penn will, at its own expense, reconductor its 138 kv transmission line between Yukon and Shepler Hill, Pennsylvania.

      Installation of the facilities referred to in the above Schedules, other than the 500 kv line circuit breakers referred to in Schedule IV, shall be completed by the date of first commercial operation of the First Unit or as soon thereafter as possible. Installation of said circuit breakers shall be made when required, as determined by West Penn.

      B. Monongahela and West Penn shall each provide, operate, and maintain, or cause to be provided, operated, and maintained, such other facilities, (including replacements and relocations of, and additions to, the facilities provided or caused to be provided by it under Subsection A of this Section) as may be required on its system to meet its obligations under Section 2, such other facilities being hereinafter collectively called the "Other Facilities".

      C. For the purposes of this Agreement there shall be maintained a set of records, hereinafter called the "Special Accounts", corresponding to the following accounts of the Uniform System of Accounts prescribed by the Federal Power Commission for Public Utilities and Licensees (Class A and B Electric Utilities) as in effect on the date of this Agreement (the "Uniform System"):

           Account 350 - Land and Land Rights
           Account 351 - Clearing of Land and Land Rights
           Account 352 - Structures and Improvements
           Account 353 - Substation Equipment
           Account 354 - Towers and Fixtures
           Account 356 - Overhead Conductors and Devices
           Account 359 - Roads and Trails
           Account 397 - Telemetering, Control and
                         Communication Equipment

      The original cost of each facility provided or caused to be provided hereunder shall, as of the date of its installation, be separately identified, classified in accordance with the aforesaid accounts of the Uniform System, and recorded in the Special Accounts corresponding thereto.

      Upon the retirement of any facility whose original cost is recorded in a Special Account corresponding to Account 350 or 351 of the Uniform System, such cost shall be deducted from such Account. Upon retirement of any facility whose original cost is recorded in any other Special Account, there shall be deducted from the Special Account in which its original cost is recorded only the original cost of materials, if any, that constitutes a part thereof and that are still used or useful. The excess, if any, of any cash received by reason of damage to, or relocation or salvage of, any such other facility over the cost of removal thereof shall be credited in equal amounts to the payments to be made thereafter and prior to May 1, 2009 with respect to such facility under
Section 4.

      D. Any party on whose property the facilities of another party are to be located will permit the construction, reconstruction, maintenance, operation or removal thereof by such other party and will provide freedom of access for such other party for such purposes.

4.  Payments.

      For the first calendar month following the date of the first commercial operation of the First Unit and each succeeding calendar month during the term of this Agreement, Duquesne shall, subject to Section 10, make the following payments:

      a.   To Monongahela with respect to the facilities referred to in
           Schedule I an amount equal to 0.50 of the sum of

               (1) the product of (a) each amount carried for such facilities in a Special Account at the end of the preceding month and
                    (b) the Factor set forth in Schedule V hereto opposite the Special Account in which such amount is carried; and

               (2) the Operating and Maintenance Expense incurred by Monongahela in respect of such facilities during such calendar month;

      B. To Monongahela with respect to the facilities referred to in Schedule II an amount equal to 0.1588 of the sum of

               (1) the product of (a) each amount carried for such facilities in a Special Account at the end of the preceding month and
                    (b) the Factor set forth in Schedule V hereto opposite the Special Account in which such amount is carried; and

               (2) the Operating and Maintenance Expense incurred by Monongahela in respect of such facilities during such calendar month;

     C. To West Penn with respect to the facilities referred to in Schedule III an amount equal to the sum of

               (1) the product of (a) each amount carried for such facilities in a Special Account at the end of the preceding month and
                    (b) the Factor set forth in Schedule V hereto opposite the Special Account in which such amount is carried; and

               (2) the Operating and Maintenance Expense incurred by West Penn in respect of such facilities during such calendar month;

     D. To West Penn with respect to the facilities referred to in Schedule IV an amount equal to 0.1588 of the sum of

               (1) the product of (a) each amount carried for such facilities in a Special Account at the end of the preceding month and
                    (b) the Factor set forth in Schedule V hereto opposite the Special Account in which such amount is carried; and

               (2) the Operating and Maintenance Expense incurred by West Penn in respect of such facilities during such calendar month;

     E. To Monongahela and West Penn with respect to Other Facilities such amount as shall be agreed upon by the parties as comparable to the other payments provided for in this Section or, if they are unable to agree, as shall be determined by arbitration under Section 9 to be so comparable;

provided, however, that if at the end of 12 months after the date of its first commercial operation the capability of the First Unit shall be determined to be other than 540 mw (net unit capability - winter rating) the decimal in Subsections B and D of this Section shall be changed, as of the end of such 12 months, to the 4 place decimal obtained by dividing 1700 (being the mw capability of the facilities provided for in Schedules II and IV) into one-half of the mw capability of the First Unit.

      Operating and Maintenance Expense incurred in respect of any facilities means all expenses with respect thereto arising from the operation and maintenance (as distinguished from construction) of such facilities recordable in Operation and Maintenance Expense Accounts or Income Accounts of the Uniform System. Interest charges on borrowed funds, return on equity investment, income taxes, deferment or amortization of investment tax credit, Pennsylvania capital stock tax, depreciation or amortization of investment in plant, cost of removal, and terminal salvage (all of which are reflected in the Factors set forth in Schedule V) and expenditures recordable in Electric Plant Accounts of the Uniform System, shall not be deemed Operating and Maintenance Expense. Cash received by reason of damage to facilities that are not retired as a result thereof shall be credited to appropriate Maintenance Expense Accounts.

      Schedule V hereto will be revised whenever necessary to reflect in the Factors therein changes in taxes or tax rates or the imposition of new taxes after the date hereof.

      As soon as practicable after the end of each month, Monongahela and West Penn shall each submit to Duquesne a statement in reasonable detail showing the amount payable by Duquesne to it hereunder for such month, and Duquesne shall pay each such amount within 10 days after receipt of the statement with respect to it.

      Monongahela and West Penn shall keep books of account and records in reasonable detail in respect to the items of cost applicable to the capital investment, operation, and maintenance of the facilities recorded in the Special Accounts. Such books of account and records shall be open to examination at any reasonable time by Duquesne. Monongahela and West Penn shall furnish Duquesne with single counterparts of such books of account and records as Duquesne shall request.

5.  Metering.

      Arrangements with respect to location, type and ownership of metering facilities required for purposes of this Agreement shall be made from time to time as agreed upon by the parties. Metering facilities provided hereunder shall be tested by the owners thereof at suitable intervals and their accuracy maintained in accordance with good utility operating practice. Representatives of all parties shall be afforded an opportunity to be present at all tests.

6.  Indemnity.

      Each party will indemnify and save harmless each other party from all claims, liability, and expense arising out of any bodily injury, death, or damage to property (other than those caused by such other party or its employees, agents, or servants) occurring in or about facilities owned by it and used for the purposes of this Agreement, including liability to employees, agents, or servants of the indemnifying party, except that each party shall be responsible for all claims of its own employees, agents, and servants under any workmen's compensation or similar law.

7.  General.

      No party shall be considered to be in default in respect of any obligation hereunder if prevented from fulfilling such obligation by reason of any cause beyond its reasonable control, including, without limitation, strikes and labor disputes.

      No party shall be liable for the failure of any other party to perform any of its obligations hereunder.

      No provision of this Agreement shall be changed unilaterally by any party.

8.  Regulatory Approvals.

      This Agreement is made subject to the jurisdiction of any governmental authority or authorities having jurisdiction in the premises.

9.  Arbitration.

      The parties hereby declare their intention and agree that any controversy arising out of or relating to this Agreement, or the breach thereof, shall be settled by arbitration in accordance with the Rules of the American Arbitration Association and that judgment upon the award rendered by the arbitrator may be entered in any court having jurisdiction thereof.

10. Term.

      Unless earlier terminated as hereinafter provided, this Agreement shall continue in effect until May 1, 2009, and for such longer period as Duquesne shall own an undivided interest in the First Unit.

      Duquesne may, by prior written notice to Monongahela and West Penn, terminate its obligations under Section 4C on the last day of any calendar month after it completes the disposition of its entire interest in the First Unit upon payment to West Penn of the then depreciated original cost to West Penn of the facilities referred to in Schedule III that are no longer used or useful to West Penn. Upon such payment West

Penn shall transfer to Duquesne title to such of said facilities as Duquesne shall request.

      Duquesne may, by prior written notice to Monongahela and West Penn, terminate its obligations under Sections 4A, 4B and 4D on the last day of any calendar month during which it completes the sale of its entire interest in the First Unit to a subsidiary or subsidiaries of Allegheny Power System, Inc.

      Upon termination of Duquesne's obligations under Section 4C, 4A, 4B and 4D, this Agreement shall terminate in its entirety.

11. Successors and Assigns.

      This Agreement shall inure to the benefit of and bind the successors and assigns of the parties.

      IN WITNESS WHEREOF, each of the parties has caused this Agreement to be duly executed.


                                    DUQUESNE LIGHT COMPANY

                                    By /s/ Philip A. Fleger
                                       -----------------------
                                       Chairman of the Board
                                        and President

                                    MONONGAHELA POWER COMPANY

                                           signature illegible
                                    By /s/ no name specified
                                       -----------------------
                                        Vice President

                                    WEST PENN POWER COMPANY

                                           signature illegible
                                    By /s/ no name specified
                                       -----------------------
                                        Vice President

                                   Schedule I


      A 500 kv generator circuit breaker and associated facilities located at the Fort Martin switching station installed for the control of the First Unit.

      Approximately 3,000 feet of 500 kv transmission line between the First Unit and the Fort Martin switching station.

      Cable and duct system between the First Unit and the Fort Martin switching station.

                                  Schedule II

      Two 500 kv line circuit breakers and associated facilities located at the Fort Martin switching station installed for the control of the Fort Martin-Kammer and Fort Martin-Yukon transmission lines.

                                  Schedule III

      Telemetering and control equipment required by Duquesne and installed at West Penn's Charleroi Systems Operations Building and Mitchell Power Station.

      Communication circuits required by Duquesne between West Penn's Charleroi Systems Operations Building and Mitchell Power Station.

      One 350 Mva, 500-138 kv transformer located at West Penn's Yukon
Substation.

      One 500 kv circuit breaker and associated equipment located at West Penn's Yukon Substation.

      One 138 kv circuit breaker and associated equipment located at West Penn's Yukon Substation.

                                  Schedule IV

      Fort Martin-Yukon 500 kv transmission line.

      West Penn's portion of the Yukon-Keystone 500 kv transmission line.

      West Penn's portion of the Fort Martin-Kammer transmission line.

      When required, two 500 kv line circuit breakers located at West Penn's Yukon Substation.

                                   Schedule V
                                   ----------


Special Account
Corresponding to
Uniform System
Account No:                          Factor*
- ----------------                     ------
   350                   0.009303

   351                   0.009303

   352 if M is less than 601, the difference between 0.009869 and the product of 0.00001507 and M; if M is more than 600, 0.0.

   353 if M is less than 421, the difference between .010743 and the product of 0.00001930 and M; if M is more than 420, 0.000930.

   354 if M is less than 721, the difference between 0.009428 and the product of 0.00001256 and M; if M is more than 720, 0.0.

   356 if M is less than 481, the difference between 0.010720 and the product of 0.00001884 and M; if M is more than 480, 0.0.

   359 If M is less than 541, the difference between 0.012917 and the product of 0.00001723 and M; if M is more than 540, 0.0.

   397 if M is less than 301, the difference between 0.013206 less the product of 0.00003013 and M; if M is more than 300, 0.0.

* The symbol "M" means the number of months for which payments have previously been made with respect to the facility as to which the Factor is being used.

                                                                 EXHIBIT 10.16


                        AMENDMENT OF JANUARY 1, 1988
                          TO TRANSMISSION AGREEMENT
                           EFFECTIVE JULY 17, 1967
                        ----------------------------


        This Amendment, effective as of the 1st day of January 1988, is made by and between West Penn Power Company, Monongahela Power Company, and Duquesne Light Company, collectively "the Parties" hereinafter,

                                 WITNESSETH:

        WHEREAS, the Parties entered into a Transmission Agreement, dated March 15, 1967, effective July 17, 1967; and

        WHEREAS, Schedule V of that Agreement requires revision as a result of the Tax Reform Act of 1986 and other tax changes;

        NOW, THEREFORE, the Parties agree that Schedule V of the aforesaid Transmission Agreement is revised effective January 1, 1988, as shown on the page attached hereto marked "Schedule V - Revised Effective January 1, 1988."

        This Amendment shall inure to the benefit of and be binding upon the successors and assigns of the Parties. Except as herein modified and amended, the aforesaid Transmission Agreement shall remain in full force and effect.

        IN WITNESS WHEREOF, the Parties have caused this Amendment to be executed by their duly authorized officers.

                                         WEST PENN POWER COMPANY

                                                signature illegible
                                         BY /s/ no name specified
                                            -------------------------

                                                    President
                                            -------------------------
                                                      (Title)


                                         MONONGAHELA POWER COMPANY


                                         BY  /s/  Robert R. Winter
                                            -------------------------

                                                  Vice President
                                            -------------------------
                                                      (Title)


                                         DUQUESNE LIGHT COMPANY


                                         BY  /s/  G. R. Brandenberger
                                            -------------------------

                                              V.P. Power Supply Gp.
                                            -------------------------
                                                      (Title)

                                                                    EXHIBIT 12.1
                     Duquesne Light Company and Subsidiary

               Calculation of Ratio of Earnings to Fixed Charges
                            (Thousands of Dollars)


                                           Year Ended December 31,
                                ------------------------------------------------
                                  1993      1992      1991      1990      1989
                                --------  --------  --------  --------  --------
FIXED CHARGES:
  Interest on long-term debt    $102,938  $119,179  $127,606  $135,850  $140,623
  Other interest                   3,517     2,464     2,339     6,148    12,332
  Amortization of debt
   discount, premium and
   expense-net                     5,541     4,223     3,892     4,039     4,010
  Portion of lease payments
   representing an
   interest factor                45,925    60,721    64,189    64,586    64,854
                                --------  --------  --------  --------  --------
      Total Fixed Charges       $157,921  $186,587  $198,026  $210,623  $221,819
                                --------  --------  --------  --------  --------

EARNINGS:
  Income from continuing
   operations                   $144,787  $149,768  $143,133  $135,456  $129,437
  Income taxes                    84,667   107,999   101,073    84,478    75,151
  Fixed charges as above         157,921   186,587   198,026   210,623   221,819
                                --------  --------  --------  --------  --------
      Total Earnings            $387,375  $444,354  $442,232  $430,557  $426,407
                                --------  --------  --------  --------  --------

RATIO OF EARNINGS TO FIXED
 CHARGES                            2.45      2.38      2.23      2.04      1.92
                                    ----      ----      ----      ----      ----

  Duquesne's share of the fixed charges of an unaffiliated coal supplier, which amounted to approximately $4.0 million for the year ended December 31, 1993, has been excluded from the ratio.

                                             DUQUESNE LIGHT COMPANY EXHIBIT 23.1


                         INDEPENDENT AUDITORS' CONSENT


  We consent to the incorporation by reference in Registration Statement Nos. 33-52782 and 33-63602 of Duquesne Light Company on Form S-3 of our report dated January 25, 1994, appearing in the Annual Report on Form 10-K of Duquesne Light Company for the year ended December 31, 1993.


/s/ Deloitte & Touche
DELOITTE & TOUCHE
Pittsburgh, Pennsylvania
March 22, 1994

                                                                    EXHIBIT 28.1
                      EXECUTIVE COMPENSATION OF CERTAIN
                      DUQUESNE LIGHT COMPANY EXECUTIVE
                  OFFICERS FOR 1993 AND SECURITY OWNERSHIP
                     OF DUQUESNE LIGHT COMPANY DIRECTORS
               AND EXECUTIVE OFFICERS AS OF FEBRUARY 23, 1994

REPORT OF THE COMPENSATION COMMITTEE OF THE
BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

  This Compensation Committee Report summarizes the 1993 components of executive officer compensation and, with respect to certain components of compensation, 1992 performance. All components of executive officer compensation for 1993 were approved by the Board of Directors based on the recommendations of the Compensation Committee, which is composed entirely of non-employee directors.

COMPENSATION PHILOSOPHY

  The primary objective of the Compensation Committee is to ensure that Duquesne Light Company's (Duquesne) executive compensation programs and strategies are designed and administered to attract, retain and motivate the executive talent required to achieve Duquesne's overall mission of creating and enhancing value for its shareholders, customers and employees, as well as for the community in which it operates.

  The Compensation Committee's actions are governed by a long-standing philosophy of developing and administering executive compensation programs that encourage a high level of operational excellence and financial performance to maximize shareholder value and customer satisfaction.

  The Committee also strives to simultaneously foster community participation and support, quality leadership initiatives and innovative methodologies to effectively manage Duquesne's human resources and capital assets.

  Throughout the development and administration of Duquesne's strategic compensation plans, the Committee has adhered to a results-based approach by linking a significant percentage of total compensation to meeting performance objectives. The three variable components of executive compensation (adjustments to base salary, cash incentives and stock options) are based on performance.

  The Committee has purposely placed an emphasis on the "at risk" elements of compensation for Duquesne's executives. Duquesne's awards under these incentive programs are tied to corporate and individual performance. The accomplishment of goals and objectives is at the center of the Committee's decision to make awards under these incentive programs. The Committee exercises a degree of discretion in administering these incentive plans which the Committee believes encourages the executives to continually focus on building long-term shareholder value.

  An independent outside consultant with significant industry expertise has determined that a greater percentage of Duquesne's executive officers' total compensation is variable and placed at risk, when benchmarked against a comparative industry panel of electric utility companies of similar operating revenue size.

COMPENSATION PLAN COMPONENTS

  The three components of Duquesne's executive compensation program are base salary, annual cash and stock-option incentives and long-term incentive-based stock options. All stock options are granted under the Long-Term Incentive Plan and are performance based.

  Annually, toward mid-year, the Committee reviews and determines base salary levels, annual incentive compensation, and long-term incentive performance-based stock option vesting, with vesting decisions intended to encourage long-term results that increase shareholder value.

  Executive officers may or may not earn, on the basis of performance, cash in the form of adjustments to base salary and annual cash incentives of from 0% - 40% of base salary. Executive officers also have the opportunity to earn annual incentive stock options under the Long-Term Incentive Plan as described under the caption "Annual Incentives." Finally, they have the opportunity to also earn Long-Term Incentive Plan performance-based stock options under a three-year grant made in 1991, with a 0% - 30% vesting opportunity in the first year, a 0% - 60% vesting opportunity in the second year and a 0% - 100% vesting opportunity in the third year.

  Following shareholder approval of amendments to the Long-Term Incentive Plan to provide for stock-for-stock (reload) options, the Committee took action in April 1993 to grant reload options to the executive officers. The reload options granted by the Committee attached to all outstanding options granted to the executive officers after 1987. The Committee believes that the grant of reload options is consistent with Duquesne's overall compensation policy of more closely aligning the interests of its executive officers with those of the shareholders since reload options encourage officers to convert their options to shares earlier. As a result of the operation of reload options, an officer, who exercises underlying options to which the reload options are attached, has the opportunity to convert the reload options to shares without forfeiting the underlying options' potential for future appreciation.

  BASE SALARY. The base salaries of executive officers are competitively benchmarked against a comparative industry panel of electric utility companies of similar operating revenue size in major metropolitan areas possessing, in most cases, both fossil and nuclear power management and operating responsibilities. The Committee's goal is to target base salaries at the average of the comparative industry panel.

  In addition to the industry panel comparison, the Committee considered 1992 results in the areas of customer service levels, cost-effective management and operational performance including, for example, generating plant performance and system reliability, in determining whether a base salary increase would be granted to the executive officers in 1993. The named executive officers, other than Mr. von Schack, received increases in base salary in 1993.

  ANNUAL INCENTIVES. The executive officers have the opportunity to earn annual cash and stock option incentive awards by meeting short-term operating and financial goals.

  Individual objectives are established for each executive officer in consultation with the CEO and approved by the Compensation Committee. The Committee reviews the specific results for each executive officer and the corporate performance with the Board of Directors toward mid-year of the following year. The Board of Directors, upon the recommendation of the Compensation Committee, approves the amount of annual incentive awards granted to each executive officer based on the achievement of corporate and individual objectives.

  Annual incentive awards are granted only if a pre-determined corporate financial performance threshold is met. The threshold recommended by the Compensation Committee and approved by the Board of Directors for 1992 was that DQE's earnings per share must equal or exceed a specified percentage of the 1991 common stock dividend. This goal was met in 1992.

  Each executive officer must also meet his or her individual objectives. Specific objectives established in 1992 and considered by the Committee toward mid-year 1993 in determining the annual incentive compensation awards earned by the executive officers for 1992 supported one or more of five corporate objectives, including maximizing long-term shareholder value, providing quality service and superior customer satisfaction, cost-effective management of assets, maintaining excellent operational performance and providing leadership in the community. Assessment of operational performance was based upon such measures as generating plant availability and system reliability, for example.

  The weighting for each specific objective varies but, in the aggregate, does not exceed 40% of base salary for Mr. von Schack and 30% of base salary for all other executive officers. Annual cash incentive awards for executives range from 0-40% of base salary depending upon the degree to which performance objectives are met. See the Summary Compensation Table for the annual cash compensation awards earned by Mr. von Schack and the other executive officers for 1992.

  The number of incentive stock options awarded annually under the Long-Term Incentive Plan to executive officers is determined by multiplying their cash incentives by a performance multiplier of 2 to 10 and then dividing the product by the price per share of DQE Common Stock. The size of the multiplier is based on the amount of increase in earnings per share. The Committee awarded annual incentive options in the amount of 42,685 to Mr. von Schack, 13,276 to Mr. Marshall, 14,276 to Mr. Schwass, 10,355 to Mr.

Sieber and 11,396 to Ms. Green. Additional options were not earned because not all of the established performance objectives were achieved (see footnote (4) to the Summary Compensation Table).

  An executive must wait one year before being able to exercise the first 33% of the stock-option award. An additional 33% is exercisable after two years and the final increment after three years.

  LONG-TERM INCENTIVES. Long-Term Incentive Plan performance-based stock options were granted to executive officers under the provisions of a 1991 three-year plan, currently ending in mid-1994, recommended by the Compensation Committee and approved by the Board of Directors.

  Three-year strategies were developed by each executive officer and annual milestones designed to enhance the general well-being of Duquesne were established for each executive officer by the CEO and approved by the Compensation Committee. Through a performance-based vesting schedule, each executive officer has the opportunity to earn a percentage of the three-year grant annually. Mr. von Schack has the opportunity to earn up to 40,000 options and the other named officers as a group could earn up to 39,000. The Compensation Committee reviews the performance results and determines the amount of the award with the approval of the Board of Directors. No more than 30% of the options can vest in the first year and no more than 60% can vest in the first two years. The long-term strategies are designed to support the long-term corporate objectives of maximizing shareholder value, providing quality service and superior customer satisfaction, cost-effective assets management, maintaining excellent operational performance and providing leadership in the community.

  With respect to the 1993 vesting for the Long-Term Incentive Plan based on achievement of their long-term strategies, Messrs. von Schack, Marshall, Schwass, Sieber and Ms. Green received 30% vesting. The grant relative to these vested stock options was disclosed in the applicable stock option grant table included in the DQE Proxy Statement for the 1993 Annual Meeting. Final vesting results will be determined in mid-1994.

CEO PERFORMANCE AND COMPENSATION RATIONALE

  As with all executive officers, the Committee reviews the CEO's prior year's performance when evaluating whether or not a prospective performance increase is recommended with respect to his base salary and whether awards are made under the annual cash and stock-option incentive programs and for the long-term incentive performance-based stock option vesting.

  The CEO's performance is evaluated on the basis of the overall performance of Duquesne, the performance of the other members of his management team and, as discussed in more detail below, his leadership in developing and implementing operating and strategic plans to further Duquesne's long-term corporate objectives. Within the parameters of the specific compensation programs previously discussed, the Committee has the flexibility to exercise a degree of discretion in evaluating the CEO's total performance.

  The Committee believes that emphasis should be placed on the variable compensation portion (i.e., incentive cash and stock options) of the CEO's total compensation (see previous discussion on pages 1 through 3). Both the Committee and the Board believe that this strengthens the relationship between corporate performance and ultimate total compensation for the CEO, thus maximizing shareholder value. The Committee, in focusing on the at-risk compensation aspect of Mr. von Schack's total compensation, made no adjustment to his base salary in 1992 or 1993. His current base salary level is below the average of the comparative industry panel referred to on page 2.

  Under the leadership of Mr. von Schack, the management team continued to achieve good results during 1993 with respect to Duquesne's long-term corporate objectives. In 1993 DQE and Duquesne continued to demonstrate a solid track record of financial and operational performance. Earnings per share increased five cents, despite a one-time charge of sixteen cents as a result of the termination of the GPU transmission line project. DQE's common stock has had a total return which consistently exceeded both the Standard & Poor's 500 and S&P Electric Companies returns over the same period. A full report on DQE's financial performance can be found in the 1993 Annual Report to Stockholders. These results are consistent with DQE's shareholder objective to "achieve measurable and meaningful increases in the value of our shareholders' investment."

  In fulfillment of Duquesne's customer service objective to "deliver quality service and provide superior customer satisfaction..." customers having interaction with Duquesne Light during 1993 rated their service experience significantly higher than the national average for electric utilities, according to an independent monthly survey. In fact, Duquesne Light customers experience the highest level of service availability of all electric utilities in the state according to a study conducted by a national consulting firm. That study demonstrated that Duquesne Light's service availability consistently rates in the top 25% of the utilities nationwide. These studies confirm the results of Duquesne's internal benchmarked performance measures which showed that in 1993 the levels of service reliability exceeded the corporate goals. Also, despite record snowfalls in March 1993 and January 1994, Duquesne Light customers experienced extremely high levels of reliable service. For the second year in a row, Duquesne received Pennsylvania's "Governor's Energy Award" for its enhanced low-income customer program focusing on reducing base-load usage and related electric costs. This program subsequently became Pennsylvania's entry in the U.S. Department of Energy's national awards contest for 1994. These results, as well as our continuing environmental accomplishments which are discussed below, also meet our operations objective "to be recognized for excellence in operating performance and environmental protection."

  As a result of policies consistently directed by Mr. von Schack over the years, Duquesne continues to be widely recognized as an environmental leader. Examples of environmental accomplishments in 1993 include developing an environmental strategic plan and an environmental charter, installing innovative low NOx burners, creating and participating in various environmental stewardship programs, including those related to education, recycling and land management, and developing a comprehensive environmental training program for all Duquesne employees. Other recent examples include having the first generating plant in the nation to reduce emissions by using natural gas to co-fire a coal-fueled boiler, establishing a wildlife habitat, being the first investor-owned utility to purchase emission allowance credits under the Clean Air Act amendments and being acknowledged for its "foresight and leadership" by the Environmental Protection Agency for participation in a program to reduce sulfur dioxide emissions. Duquesne received special commendations from American Forests, the nation's oldest non-profit forestry organization, and from Allegheny County and the Pennsylvania legislature for various environmental stewardship programs. Duquesne remains fully committed to being an environmentally clean utility and an innovative and forward thinking environmental leader into the future. Throughout 1993, Duquesne maintained compliance with all environmental regulations.

  Mr. von Schack also has taken a strong leadership role in community affairs, including active participation on boards and committees of various organizations which focus resources on the most pressing community problems and which serve to improve the quality of life for people who live and work in Duquesne's service territory. These activities and those in the environmental area relate directly to DQE's community objective to "be a community leader in improving the quality of life in our service territory." The objective recognizes that "our future success is clearly linked to the economic health and vitality of the region we serve."

  We, the members of the Compensation Committee of the Board of Directors, are confident that our existing compensation philosophy has been effective in attracting and retaining the management talent necessary to ensure a desirable and consistent performance for shareholders and customers alike.

                                  G. Christian Lantzsch, Chairman
                                  Doreen E. Boyce
                                  Robert P. Bozzone
                                  Sigo Falk

COMPENSATION

  The following Summary Compensation Table sets forth certain information as to cash and noncash compensation earned and either paid to or accrued for the benefit of the Chairman of the Board, President and Chief Executive Officer and the four highest paid executive officers of Duquesne Light for services during the periods indicated. Messrs. von Schack, Schwass and Marshall are executive officers of DQE and Duquesne Light. The titles listed are those held for Duquesne Light, but the amounts shown are for services in all capacities to DQE and certain affiliates, including Duquesne Light. Mr. Sieber and Ms. Green are executive officers of Duquesne Light only, and the amounts shown are for services in those capacities.

                         SUMMARY COMPENSATION TABLE

                                                    ANNUAL COMPENSATION                    LONG-TERM COMPENSATION
                                            -----------------------------------     -----------------------------------
                                                                                            Awards              Payouts
                                                                                    --------------------------  -------
                                                                        Other                     Securities                 All
                                                                        Annual      Restricted    Underlying                Other
                                                                        Compen-       Stock      Performance     LTIP      Compen-
     Name and                               Salary         Bonus        sation       Award(s)    Options/SARs   Payouts    sation
Principal Position               Year       ($)(1)        ($)(2)        ($)(3)         ($)         (#)(1,4)       ($)      ($)(3)
       (a)                       (b)          (c)           (d)           (e)          (f)           (g)          (h)        (i)
- ----------------------------------------------------------------------------------------------------------------------------------
W.W. von Schack                  1993       440,000            0         355,847        0           59,860         0        4,497
  COB, President                 1992       440,000      224,733          45,020        0           55,120         0        4,364
  and CEO                        1991       426,666      142,430               0        0          166,278         0            0

G.L. Schwass                     1993       185,000            0          39,395        0           26,091         0        4,497
  Vice President -               1992       172,500       51,750           9,878        0           17,845         0        4,364
  Finance and CFO                1991       160,000       48,000               0        0           48,641         0            0

D.D. Marshall                    1993       185,000            0          26,687        0           21,203         0        4,497
  Executive Vice                 1992       175,000       48,125           6,098        0           27,974         0        4,364
  President                      1991       160,000       44,000               0        0           43,641         0            0

J.D. Sieber                      1993       170,700            0               0        0           14,817         0        4,254
  Vice President -               1992       163,200       37,536               0        0           16,883         0        4,068
  Nuclear                        1991       153,333       29,135               0        0           42,864         0            0

D.L. Green                       1993       160,500            0          34,480        0           13,931         0        4,497
  Vice President -               1992       153,000       41,311               0        0           15,828         0        4,364
   Administrative Svcs.          1991       138,655       36,050               0        0           36,141         0            0

(1) The amount of compensation set forth in columns (c) and (g) was paid or awarded in the year indicated based on the prior year's performance. Compensation determinations are made toward mid-year of the year shown.

(2) No incentive compensation is shown for 1993 as the annual review of corporate and individual performance for 1993, which will determine such compensation, has not occurred. The amount of any such compensation is determined toward mid-year of each year based upon the prior year's performance and either paid or deferred (via an eligible participant's prior election) in the following year. The amounts shown for 1991 and 1992 are the awards earned in those years but established and paid or deferred in the subsequent years.

(3) In accordance with the transitional provisions applicable to the revised rules on compensation disclosure adopted by the SEC, amounts of Other Annual Compensation and All Other Compensation are excluded for 1991. Amounts of Other Annual Compensation are connected to the funding of past service obligations for non-qualified pension benefits earned prior to 1993. Duquesne Light decided it was desirable, due to tax law changes and to ERISA requirements, to complete the funding of past service obligations in 1993. Amounts of All Other Compensation shown are Duquesne Light match contributions during 1992 and 1993 under the Duquesne Light Company 401(k) Retirement Savings Plan for Management Employees.

(4) Includes total number of stock options awarded during the fiscal year, with or without tandem SARs, as applicable, and stock for stock (reload) options on option exercises, whether vested or not. See table titled Option/SAR Grants in Last Fiscal Year. The stock options are subject to vesting (exercisability) based on Duquesne Light and individual performance and achievement of specified goals and objectives. Of the original amount of 1991 stock options granted, Messrs. von Schack, Marshall, Sieber and Ms. Green have lost 10,965; 1,554; 6,549 and 2,141 stock options, respectively. Of the original amount of 1992 stock options granted, Messrs. von Schack, Schwass, Marshall, Sieber and Ms. Green have lost 12,435; 3,569; 4,698; 6,528 and 4,432 stock options, respectively.

SUPPLEMENTAL TABLES

  The following tables provide information with respect to options to purchase DQE Common Stock and tandem stock appreciation rights in 1993 under the Plan.

  Option grants in 1993 to executives were structured to align their compensation with the creation of value for common stockholders. For example, should DQE stock rise 50% in value over the ten year option term (from $34.5625 per share to $51.84 per share), shareholder value would increase an estimated $932,929,435, while the value of the grants to the individuals listed below would increase an estimated .22% ($2,059,570) of the total gain realized by all shareholders.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                               Individual Grants

                                        % of Total
                         Number of       Options/
                         Securities        SARs
                         Underlying     Granted to    Exercise                  Grant
                          Options/      Employees     or Base                   Date
                            SARS        in Fiscal      Price      Expiration   Present
      Name                Granted (#)     Year       ($/Sh)(3)       Date     Value $(4)
      (a)                    (b)          (c)           (d)          (e)         (f)
- --------------------------------------------------------------------------    ---------
W. W. von Schack          50,922(1)      27.7%        34.5625      4/22/03     235,260*
                           8,938(2)       4.8%         34.625      7/31/98      26,188*

G. L. Schwass             16,058(1)       8.7%        34.5625      4/22/03      74,188*
                           1,028(2)        .5%         34.625      7/31/98       3,012*
                           9,005(2)       4.9%        33.6875      7/31/98      23,863*

D. D. Marshall            16,058(1)       8.7%        34.5625      4/22/03      74,188*
                           5,145(2)       2.8%        34.1875      7/31/98      14,097*

J. D. Sieber              14,817(1)       8.0%        34.5625      4/22/03      68,455*

D. L. Green               13,931(1)       7.5%        34.5625      4/22/03      64,361*

* The actual value, if any, an executive may realize will depend on the difference between the actual stock price and the exercise price on the date the option is exercised. There is no assurance that the value ultimately realized by an executive, if any, will be at or near the value estimated.

(1) The stock options with tandem stock appreciation rights granted during 1993 are not presently exercisable. The Compensation Committee will determine the number of stock option/stock appreciation rights that will vest in 1994 based on 1993 performance. Once the number is determined, the executive must wait one year before being able to exercise 1/3 of the award. An additional 1/3 is exercisable after two years and the final increment is exercisable after three years. Vesting will be accelerated on the occurrence of a change in control as provided in the Plan. These grants included tandem stock appreciation rights. These grants did not include dividend equivalent accounts.

(2) These represent stock for stock (reload) options received upon exercise of stock options by the applicable officer electing to use previously-owned DQE stock to exercise the options under the terms of the Plan. These reload options included dividend equivalent accounts.

(3) Such exercise price, which was the fair market value on the date of grant, may be payable in cash or previously owned shares of DQE Common Stock. The price of the options or stock for stock (reload) options is the fair market value of DQE Common Stock on the date such options were granted.

(4) The grant date present value shown in column (f) gives the theoretical value of the options listed in column (b) on the grant dates using the Black-Scholes option pricing model, modified to account for the payment of dividends. The theoretical value of the options expiring on 4/22/2003 ($34.5625 strike) and 7/31/98 ($34.6250, $33.6875, and $34.1875 strikes)
     were calculated assuming an option life of 10, 5.2, 4.6, and 4.6 years respectively; a periodic risk-free rate of return equal to the yield of the U.S. Treasury note having a similar maturity date as the option expiration date, as reported on the grant date (5.85%, 5.07%, 4.97%, and 4.95% respectively); a quarterly dividend of $0.40 with an expected growth rate of 4.5% per year; and an expected stock price volatility over the same length of time as the option life, as reported on the grant date (19.10%, 12.98%, 13.04% and 13.04% per month, respectively). No adjustments to the grant date present values have been made with respect to exercise restrictions, cancellation, or early exercise.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION/SAR VALUES

                                                              Number of              Value of
                                                              Securities           Unexercised
                                                              Underlying           in-the-Money
                          Number of                        Options/SARs at       Options/SARs at
                         Securities                     Fiscal Year-End (#)(6)  Year-End ($)(5)(6)
                         Underlying         Value       ----------------------  ------------------
                        Options/SARs      Realized           Exercisable/          Exercisable/
    Name                Exercised (#)      ($)(4)           Unexercisable         Unexercisable
     (a)                     (b)             (c)                 (d)                   (e)
- ------------------------------------------------------------------------------------------------------

W. W. von Schack            20,210(1)       390,305         112,166/87,915        1,130,941/652,733
                            16,712(2)       181,743

G. L. Schwass               12,676(1)       235,100          24,675/38,199          266,048/223,734
                             8,705(3)        82,238

D. D. Marshall              10,174(3)       101,513          27,980/32,050          322,896/200,357
                             6,520(1)       123,065

J. D. Sieber                   0               0             44,489/19,756          634,742/144,160

D. L. Green                    0               0             35,537/22,663          469,971/166,548

- ---------------------

(1) Stock option exercised for stock by tendering shares of previously-owned DQE Common Stock.

(2)   Stock appreciation rights exercised for cash.

(3)   Stock appreciation rights exercised for stock.

(4) Represents the difference between the exercise price of the options or SARs and the fair market value of DQE Common Stock on the date of exercise.

(5) Represents the difference between the exercise price of the options and the fair market value of DQE Common Stock at 12/31/93.

(6) The values set forth do not include options/SARs previously granted (including those granted in 1993) but not yet earned. The number to be earned will be based on individual performance and could range from zero to the numbers (values) listed below for the five named executives, respectively: 90,922 ($327,500); 28,058 ($98,250); 31,558 ($106,906);
      24,817($81,875); and 21,931 ($65,500). These values may be earned by the executive over future periods from one to three years as established with each option grant.

RETIREMENT PLAN

  The following table illustrates the estimated annual benefits payable upon retirement at age 65 to management employees in the specified earnings classifications and years of service shown:

                              PENSION PLAN TABLE

                        Years of Service at Normal Retirement on January 1, 1994
Highest Consecutive     --------------------------------------------------------
 Five-Year Average
   Compensation               15             20            25            30
- -------------------
                        --------------------------------------------------------

     $175,000              $ 44,648       $ 59,531      $ 74,413      $ 85,616
     $200,000              $ 51,398       $ 68,531      $ 85,663      $ 98,516
     $225,000              $ 58,148       $ 77,531      $ 96,913      $111,416
     $250,000              $ 64,898       $ 86,531      $108,163      $124,316
     $300,000              $ 78,398       $104,531      $130,663      $150,116
     $400,000              $105,398       $140,531      $175,663      $201,716
     $500,000              $132,398       $176,531      $220,663      $253,316
     $600,000              $159,398       $212,531      $265,663      $304,916
     $700,000              $186,398       $248,531      $310,663      $356,516

  Compensation utilized for pension formula purposes includes salary and bonus reported in columns

(c) and (d) of the Summary Compensation Table. An employee who has at least five years of service has a vested interest in the retirement plan. Benefits are received by an employee upon retirement, which may be as early as age 55. Benefits are reduced by reason of retirement prior to age 60 or by reason of the operation of certain options under which benefits are payable to survivors upon the death of the employee. Retirement benefits are not subject to any offset or other reduction based on the amount of any other benefits, including Social Security.

  A Pension Service Supplement Program covering selected senior executives was established to provide one additional service year for each full year of active service, subject to certain vesting requirements, and to recognize compensation in excess of any applicable ceiling on compensation earned by the executive.
The executive officers named in the Summary Compensation Table had the following years of credited service and five-year average compensation with Duquesne Light (including additional service credits and compensation recognized under the Pension Service Supplement Program) as of January 1, 1994: Mr. von Schack -- 26 years, current five-year average compensation $524,986; Mr. Schwass -- 16 years, current five-year average compensation $195,049; Mr. Marshall -- 17 years, current five-year average compensation $187,259; Mr. Sieber -- 32 years, current five-year average compensation $173,950; Ms. Green -- 12 years, current five-year average compensation $167,305.

EMPLOYMENT AGREEMENT

  In 1992, Mr. von Schack entered into a four-year employment agreement with DQE and Duquesne Light, subject to automatic one-year renewals unless prior written notice of termination is given by Mr. von Schack or DQE. The agreement provides, among other things, for Mr. von Schack to serve as a director and Chairman of the Board, President and Chief Executive Officer of DQE and Duquesne Light, at an annual base salary of at least $440,000 subject to periodic review, and for his participation in executive compensation and other employee benefit plans of DQE and Duquesne Light.

  If Mr. von Schack is discharged other than for cause or resigns for good reason, then, in addition to any amounts earned but not paid as of the date of termination, he would receive in a cash lump sum the balance of his base salary for the remaining term of the agreement, a bonus amount in respect of the remaining term of the agreement calculated at a rate equivalent to his prior year's bonus and the actuarial equivalent of the additional pension he would have accrued had his service for pension purposes continued until the expiration of the agreement. In addition, Mr. von Schack would be entitled to immediate vesting (or the redemption in cash) of all of his stock-based awards from DQE or Duquesne Light. The agreement also provides for continued payment of base salary and bonus amounts for the remaining term of the agreement if Mr. von Schack's employment is terminated due to death or disability. In the event that any payments, whether under the employment agreement or otherwise, would subject Mr. von Schack to federal excise tax or interest or penalties with respect to such excise tax, he will be entitled to be made whole for the payment of any such taxes, interest or penalties.

BENEFICIAL OWNERSHIP OF STOCK

  The following list shows all equity securities of DQE (Common Stock only) and its principal subsidiary, Duquesne Light (Preferred and Preference Stock only), beneficially owned by all directors and executive officers of Duquesne Light as a group (21 persons) as of February 23, 1994, including shares owned by officers and directors jointly with other persons:

                              Shares                    Shares
                            Beneficially              Outstanding
Title of Class                 Owned               February 23, 1994
- --------------              ------------           -----------------
Common Stock............         77,502                54,066,636
Preference Stock........          2,245                   843,831
Preferred Stock.........             50                 1,528,569


  The directors and executive officers as a group did not own beneficially in excess of 1% of any class of equity securities of DQE or Duquesne Light as of February 23, 1994.

  The amounts shown do not include 240,963 shares of DQE Common Stock which all executive officers of Duquesne Light as a group have the right to acquire within 60 days of February 23, 1994 through the exercise of stock options granted under the Long-Term Incentive Plan.

  The following list shows all equity securities of DQE and Duquesne Light beneficially owned, directly or indirectly, by each director and by each executive officer named in the Summary Compensation Table as of February 23, 1994:


                                           Shares of          Nature of
Director's Name                           Common Stock       Ownership(1)
- ---------------                           ------------       ------------

John M. Arthur (2)..................          4,540             VP, IP
                                             15,625          JOINT,SVP,SIP
Daniel Berg.........................            390              VP,IP
                                              1,100          JOINT,SVP,SIP
Doreen E. Boyce.....................            850              VP,IP
Robert P. Bozzone...................            500              VP,IP
Sigo Falk...........................          1,244              VP,IP
                                              1,000 (3)         SVP,SIP
William H. Knoell...................          1,000              VP,IP
                                                690 (4)         SVP,SIP
G. Christian Lantzsch...............          1,065          JOINT,SVP,SIP
Robert Mehrabian....................          1,000 (5)         SVP,SIP
Thomas J. Murrin....................            500          JOINT,SVP,SIP
Robert B. Pease.....................            717              VP,IP
                                                102          JOINT,SVP,SIP
Eric W. Springer....................          1,357              VP,IP
Wesley W. von Schack................         22,980 (6)          VP,IP


                                           Shares of          Nature of
Officer's Name                          Common Stock(6)      Ownership(1)
- --------------                          ---------------      ------------

Gary L. Schwass.....................          6,052              VP,IP
David D. Marshall...................          4,434          JOINT,SVP,SIP
John D. Sieber......................          2,655          JOINT,SVP,SIP
Dianna L. Green.....................          1,264              VP,IP

(1) The term "Joint" means owned jointly with the person's spouse. The initials "VP" and "IP" mean sole voting power and sole investment power, respectively, and the initials "SVP" and "SIP" mean shared voting power and shared investment power, respectively.

(2) The amount shown as owned by Mr. Arthur does not include 17,400 shares of Common Stock which he has the right to acquire within 60 days of February 23, 1994 through the exercise of stock options granted under the Plan. Mr. Arthur also owns 50 shares of Preferred Stock of Duquesne Light.

(3) These shares are held by a trust in which Mr. Falk is an income beneficiary but not a trustee.

(4) These shares are held by a trust in which Mr. Knoell is a trustee and the income beneficiary.

(5) These shares are held by a Keogh trust in which Dr. Mehrabian is the sole trustee; he and his spouse are the beneficiaries.

(6) The amounts shown as owned by Messrs. von Schack, Schwass, Marshall, Sieber and Ms. Green do not include shares of Common Stock which they have the right to acquire within 60 days of February 23, 1994 through the exercise of stock options granted under the Plan in the following amounts:
      87,376; 24,675; 27,980; 44,489; and 35,537, respectively. These officers also own 259; 259; 259; 243; and 259 shares, respectively, of Preference Stock of Duquesne Light.

                                                                    EXHIBIT 28.2

Energy

for

Change





                         [LOGO OF DQE APPEARS HERE]

                      1 9 9 3   A n n u a l   R e p o r t

                        t o   S h a r e h o l d e r s





                            [PHOTO APPEARS HERE]

DQE FINANCIAL AND OPERATING HIGHLIGHTS

- -------------------------------------------------------------------------------------------------------
                                                      Change                 Change
                                                        From                   From
                                            1993        1992        1992       1991           1991
- -------------------------------------------------------------------------------------------------------
Peak Load                               2,499 MW        8.3%    2,308 MW      -3.9%       2,402 MW
Duquesne Customer Sales (millions)    11,851 KWH        2.4%  11,569 KWH      -2.5%     11,861 KWH
Operating Revenues (billions)             $1.196        0.2%      $1.194      -0.8%         $1.204

Net Income (millions)                     $144.0        1.8%      $141.5       5.9%         $133.6
Year-End Shares Outstanding (millions)      53.0          --        53.0       0.2%           52.9
Return on Average Common Equity            12.0%       -3.2%       12.4%       1.6%          12.2%

Long-Term Debt (billions)                 $1.417        0.3%      $1.413      -0.6%         $1.421
Interest--Long-Term Debt (millions)       $108.5      -12.1%      $123.4      -6.2%         $131.5
Preferred and Preference Dividends
  of Subsidiary (millions)                  $9.2       -2.1%        $9.4     -13.0%          $10.8

Net Operating Cash Flow (millions)(A)     $383.1       -3.4%      $396.6      14.9%         $345.3
Capital Expenditures-Utility (millions)   $100.6      -10.5%      $112.4     -10.4%         $125.4
=======================================================================================================

MW - a megawatt is a measure of electric use at a point in time.
KWH - a kilowatt hour is a kilowatt of electric usage over a period of hours.
(A) - Excludes working capital and other - net changes.


CONTENTS

ON THE COVER

Like the common light bulb, the electric utility industry is changing.
Competition is increasing, as are options to help businesses work smarter, cleaner and more cost-effectively through use of electrotechnologies. In 1993,
DQE people again demonstrated they have energy to adapt to change in their industry and to meet the changing needs of their customers.
CHAIRMAN'S MESSAGE                                                                     2

Wesley W. von Schack discusses a year of change and challenge, and outlines our competitive position and strategies for the future.

ENERGY FOR CHANGE                                                                      4

To compete successfully in the new energy marketplace, we must work even harder to increase customer satisfaction, improve efficiency and reduce costs, without compromising our environmental commitment.

GLOSSARY OF TERMS                                                                      9

MANAGEMENT'S DISCUSSION                                                               10

REPORT OF MANAGEMENT                                                                  17

REPORTS OF INDEPENDENT ACCOUNTANTS AND AUDIT COMMITTEE                                18

FINANCIAL STATEMENTS                                                                  19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                            23

SELECTED FINANCIAL AND OPERATING DATA                                                 41

BOARD OF DIRECTORS                                                                    43

OFFICERS                                                                              44

SHAREHOLDER REFERENCE GUIDE                                            Inside Back Cover


DQE EARNINGS
PER SHARE

[GRAPH APPEARS HERE]

DQE ANNUALIZED
DIVIDENDS PER SHARE

[GRAPH APPEARS HERE]

1993 RESULTS

. Earnings per share were $2.72, an increase of 1.9% over 1992 and our seventh consecutive yearly increase.

. Sales to Duquesne's customers were up 2.4% in 1993. The company had a system peak demand of ?2499 megawatts, our second highest ever.

. Residential sales grew 5.3% and commercial sales grew 2.5%, while industrial sales remained at 1992 levels.

DQE is an energy services holding company nationally and regionally recognized for excellence, quality, integrity and value.

     Duquesne Light Company, whose origin dates to 1880, is the principal subsidiary of DQE. Duquesne Light is engaged in the production, transmission, distribution and sale of electric energy. Its service territory is approximately 800 square miles in southwestern Pennsylvania, with a population of 1.5 million. In addition to serving almost 580,000 customers in Allegheny and Beaver counties, the company sells electricity to other utilities.

     DQE's other subsidiaries include Duquesne Enterprises and Montauk. Duquesne Enterprises owns Allegheny Development Corporation and Property Ventures, Ltd., and has substantial equity interests in Chester Environmental, Inc. and International Power Machines. These companies are involved in initiatives related to the core business, including energy services, environmental services, power quality equipment, and real estate investment. Montauk makes both short and long term investments for the enterprise,and provides a source of capital for these other subsidiaries.



COMMON STOCK TRENDS

                                                                                  Five-Year
                                                                                   Compound
                                                                                     Growth
                            1993     1992     1991     1990     1989      1988         Rate
- -------------------------------------------------------------------------------------------
Earnings per share         $2.72    $2.67    $2.50    $2.24    $2.03    $1.86         7.9%
Dividends Paid Per Share   $1.60    $1.52    $1.44    $1.36    $1.28    $1.20         5.9%
Book Value at Year-End    $23.21   $22.12   $21.00   $20.07   $19.27   $18.51         4.6%
Market Price Per Share
   High                   $37      $32 3/8  $31      $25 1/4  $23 7/8  $18 7/8       14.4%
   Low                    $31 3/8  $26 7/8  $23 5/8  $20 3/8  $17 3/8  $11 3/4       21.7%
   Year-End               $34 1/2  $32 1/4  $30 5/8  $24 7/8  $23 7/8  $18 3/4       13.0%

To Our
Shareholders


Wesley W. von Schack at the scenic Montour hiking and biking trail, one of the company's many environmental partnerships (see page 8).

                            [PHOTO APPEARS HERE]


     Throughout 1993, our DQE team kept its focus on three basic objectives: delivering a fair return to our shareholders; providing top quality service to our customers; and preparing for emerging changes in the electric utility industry. Our results continue to be good on all three fronts.

     Net income for 1993 increased $2.5 million over that for 1992, and earnings per share rose from $2.67 in 1992 to $2.72. Since year end 1988, DQE's earnings per share have increased 46 percent. In November, the annual dividend was increased by 5 percent, to $1.68.

     DQE possesses an abundance of energy resources that hold long term promise and opportunity as the market for power grows. A recent industry forecast projects annual growth of 2 percent in electric demand through 2010. To meet such demand, more than 210 gigawatts of additional generation will be required. Less than 20 percent of this additional capacity currently is under construction.

     DQE has a total of 3,374 megawatts of environmentally clean generating capacity, of which only 2,834 megawatts currently are in service. This generation provides what we believe is an important long term competitive advantage and a benefit to our customers. For example, during the deep freeze of January 1994 when rolling blackouts disrupted the lives and businesses of millions of people in eastern and central Pennsylvania, New Jersey, Maryland, Delaware, Virginia and the District of Columbia, Duquesne Light fortunately did not have to institute voltage reductions or rolling blackouts.

     It was, therefore, ironic that our planned sale, to be initiated in January 1994, of 500 megawatts to General Public Utilities (GPU) did not take place.
In December 1993, GPU abruptly cancelled its three-year-old agreement to purchase bulk power from Duquesne Light and to construct a jointly owned high voltage transmission line. Termination of the project resulted in a charge to DQE earnings of $15 million (16 cents per share).

     As reported to you in last year's annual report, we expect much change in our industry because of the National Energy Policy Act of 1992. This legislation gives federal regulators broad power to mandate the transfer of wholesale bulk power over the nation's high voltage transmission systems. The net result will be increased competition in the electric utility industry.

     Electric companies now have one foot in competition and one foot in regulation. Dealing with this dichotomy requires flexible and capable management. Our management team has demonstrated the ability to focus on building a market and customer driven company while at the same time remaining responsive to the requirements and obligations of state regulation. During the last eight years, you have been kept apprised of the excellent progress we've been able to make in positioning our company for the changes ahead.

     One strategy continuously evident in all aspects of our business is to be prepared for the market based realities that

                "OUR FUNDAMENTAL STRATEGY IS TO BE RECOGNIZED
           FOR EXCELLENCE IN OUR OPERATIONS AND TO PROVIDE A HIGH
                      LEVEL OF CUSTOMER SATISFACTION."


the industry is experiencing. We are focused on constantly improving performance to lower the cost of production, and our least cost planning and innovative pricing policies reflect our commitment to deliver a competitive product to our customers. In fact, through our continued efforts, we are positioned to reduce average retail rates by approximately 8 percent, as of April 1994.

     Also, the marginal cost for us to produce a kilowatt-hour of electricity is competitive. This low cost of production enabled us to sell more than 19 percent of our output to other electric utilities in the bulk power market in 1993.

     Our fundamental strategy is to be recognized for excellence in our operations and to provide a high level of customer satisfaction. Independent surveys and our own internal measurements indicate that customers are highly satisfied with the way we treat them and the quality of service. Our system reliability is among the top 25 percent in the nation. Duquesne Light customers experience fewer minutes of power interruptions each year than the customers of any other utility in Pennsylvania. Our customers are getting good value.

     This commitment to customers was put to the test in 1993 when the "Blizzard of the Century" blanketed the eastern United States. A state-of-the-art automated distribution system pinpointed weather related damage to electrical equipment and allowed our operators to switch service circuits by computer so that customers affected by the blizzard were restored to service in quick order.

     Environmental leadership remains a strong component of our overall strategy, and we are proud of maintaining the highest standards in this area of public interest.

     All of our wholly owned fossil fuel units currently emit sulfur dioxide
(SO2) at a lower rate than federal standards for the year 2000. In 1993, we completed installation of low nitrogen oxide (NOX) burners at our Cheswick station. We will need to invest only $35 million more to meet Phase I and Phase II SO2 and NOX Clean Air Act of 1990 requirements. Environmental leadership represents good value for shareholders. Utility companies that have not invested in the environmental quality of their operations over the years will see production costs increase as they catch up with our nation's new environmental standards.

     For reasons that are both natural and man-made, the electric utility business will continue to be challenging. Our people are up to meeting these challenges. We are grateful for their leadership and contributions, and to you, our shareholders, for your continued confidence in DQE.

                                          On behalf of the Board of Directors,

                                          /s/ Wesley W. von Schack

                                          Wesley W. von Schack
                                          Chairman of the Board
                                          and Chief Executive Officer
                                          February 15, 1994

Energy for Change


     With passage of the National Energy Policy Act(NEPA)in 1992, we have no doubt that change--and increasing competition--will be constants in our industry. We know that to compete successfully in the new energy marketplace, we must concentrate on providing high levels of customer satisfaction, improving our performance, and reducing costs. Our longstanding corporate objectives, highlighted on the following pages, focus our people's energies on five key areas: shareholders, customers, employees, operations, and community. As we work to meet these all-important objectives, we continue to demonstrate that we have "energy for change."


Objective:
Manage company
resources to maximize
return on Investment.


CUSTOMER SATISFACTION

     Our goal is to deliver customer value through a combination of top quality service and helping our customers increase their efficiency and reduce their overall operating costs.
     Independent statistics show that Duquesne Light customers annually experience fewer minutes of power interruptions than the customers of any other utility in Pennsylvania. Thanks to advanced technology and good old-fashioned commitment to quality service, we were able to limit the effect on customers of extreme weather conditions in 1993 and early 1994, including two major winter blizzards; extended periods of hot, humid summer weather; and record-low winter temperatures.
     When storms damage electric lines or equipment, our automated distribution system senses the trouble, identifies the problem area, and allows us to use remote control to reroute electricity almost instantly to all customers on the circuit except those in the immediate vicinity. And for those customers, some very determined troubleshooters are on the scene quickly to restore service--usually within an hour.
     We strive to provide all of our customers with a high degree of service. Reliability tops the list. We also want to ensure that any interaction, from meter reading to billing to repair of storm-damaged electric circuits, is fast, reliable and accurate.
     Monthly opinion surveys give our people high ratings for the way they handle customer concerns. That approval rating is significantly better than the national average, according to a national firm specializing in customer satisfaction measurements.

[PHOTO APPEARS HERE]

Duquesne Light's electric service is the most reliable in Pennsylvania. That is especially important when you consider the integral role of electricity in improving personal lifestyles and business efficiency.

Objective:
Deliver quality service and provide superior customer satisfaction in a way that differentiates us within the energy services marketplace.

     We're increasing the satisfaction of mid- and large-sized commercial and industrial customers by introducing them to electrotechnologies that can improve the efficiency of their businesses while reducing their impact on the environment.

     For example, in 1993 we worked closely with hospitals and individual dental and medical practices to introduce electrotechnologies that safely sterilize infectious medical waste. The U.S. Environmental Protection Agency estimates that American hospitals each year generate more than 375,000 tons of soiled bandages and other materials that can cause disease. Through use of these electrotechnologies, such material can be disinfected on-site. It then can be buried in standard landfills, eliminating higher-priced special handling. The

                            KNOWING OUR CUSTOMERS

     Duquesne Light's service territory is relatively compact--approximately 800 square miles. Yet the company's almost 580,000 customers hold a wide range of attitudes and preferences concerning their use of electricity and their relationship with the provider of that important service. By monitoring and analyzing that information, we are finding new and better ways to serve our customers.

     We've studied various customer surveys and reviewed a wide range of typical interactions with customers, as well as usage patterns and payment histories. Analysis of this research has enabled us to break down the company's service territory into six specific demographic regions--each with its own particular characteristics. This enables us to target programs and services to customers who can best benefit from them.

     We recently initiated a whole-house surge protection program for customers who want added protection from lightning and voltage surges for their computers, VCRs, stereos and other sensitive electric equipment. Our analysis helps pinpoint areas where this customer service will be most valuable. We use information from the analysis in a number of ways, from scheduling tree trimming most effectively to placement of cooperative heat pump advertising with local heating contractors.

     Another key target audience is the more than 50,000 customers who move into new residences each year. Within three days of their arrival, one of our representatives delivers a welcome package that includes information about our services and coupons to local attractions and other money-saving offers. We also survey these new customers to learn how we can better serve them. For example, we know that many will be making decisions about adding or upgrading cooling and heating equipment. Response to the welcome program has been very favorable. This good first impression provides a solid customer satisfaction foundation to build on.

     All of our customer satisfaction activities recognize that as competition increases, the importance of each interaction with each of our customers increases.

Objective:
Be a reliable, low-cost
producer of electric energy
and be recognized for
excellence in our operat-
ing performance.


process not only reduces disposal costs, but also eliminates any potential future liability for untreated infectious waste.
     Application of another innovative electrotechnology will help a local university reduce its air-conditioning costs as well as help level the overall customer peak demand on our system during periods of high temperatures and humidity. Thermal storage technology will be showcased at Carnegie Mellon University's new research facility, currently under construction at a Pittsburgh-area advanced technology business park located on the site of a former steel mill. Ice-making to supply air-conditioning will occur during off-peak hours. The ice then will be stored for use as needed. This will enable us to achieve more efficient use of our generating capacity. It's another example of the "win-win" solutions we are developing with our customers.

PERFORMANCE IMPROVEMENT

     Previous annual reports have detailed our strong focus on cost control and performance improvement. Thanks to the initiative and commitment of our people, we continue to find ways to take costs out of our core business without sacrificing customer satisfaction, quality performance, safety, or our environmental commitment. By taking a fresh look at all facets of the way we do business, we are discovering additional measures to improve efficiency, including re-engineering work processes, taking advantage of new technologies, and eliminating less important activities.
     Clearly defined performance and budget goals are at the heart of efforts to improve operations performance. We've also benefitted from changes relating to crew size, scheduling and increased work force flexibility. New analytical technology is helping reduce utility pole replacement costs. "Just-in-time" tree-trimming around power lines is improving productivity and system reliability. A new, state-of-the-art customer information and billing system increases our ability to store a wide range of information that helps us provide a quick, comprehensive response when customers call.
     Benchmarking is a valuable source of information to improve operations performance, implement process improvements, and reduce costs. We benchmark against the best companies in the industry and leaders outside the industry. In addition to measuring performance, benchmarking provides opportunities to adapt to our operations best practices observed at other companies.
     We want to be recognized as a low-cost producer of electric energy and known for excellence in operating performance. Clean, abundant, reasonably priced electricity will be a key competitive advantage as the market responds to NEPA. DQE already is a major supplier of reliable energy to markets outside southwestern Pennsylvania. Sales to other utilities totaled 2.8 billion kilowatt-hours in 1993.

                              RECYCLABLE REPORT

     The annual report you are reading now is an example of both our environmental and our cost-reduction commitments. Printed on recycled paper, it also is completely recyclable and was produced at a cost approximately 30 percent less than last year's report, and approximately 40 percent less than the 1991 report.

6

Our people recognize that their actions on and off the job affect the world around them. We're proud of our environmental performance--from maintaining clean power plants, to educating youth, to improving the habitat for wildlife.

Objective:
Recognize the value of the individual, encourage increased responsibility and accountability, and provide equal opportunity for personal growth and development.

more than 19 percent of our total sales. That underscores the importance of the wholesale market and our ability to provide it with competitively priced power.

ENVIRONMENTAL STEWARDSHIP

     Through the years, we have earned a reputation as an environmental leader within our industry. Opinion surveys show that environmental quality is a paramount concern to utility customers. Our commitment also provides a competitive advantage as other utilities begin to make investments necessary to comply with new environmental regulations.

     We pioneered use of wet scrubber systems to help control power plant emissions. Our Pennsylvania coal-fired generating units are among the cleanest in the United States. We pioneered industrial use of fly ash in highway construction. Our Beaver Valley Power Station is an industry leader in minimizing the volume of low-level radioactive waste.

     In 1993, we formalized our long-standing commitment by developing an environmental strategic plan, adopting a corporate environmental charter, and establishing an environmental stewardship program.

     In a move we believe is unique to our industry, we have initiated an environmental training program for all Duquesne Light employees--not just those involved in power production and distribution. We want all of our people to be environmentally conscious, competent and responsible, both on and off the job.

     Our approach to environmental protection goes beyond simply complying with environmental laws and regulations. We take pride in carrying our commitment into the communities we serve.

     Education is a cornerstone of our stewardship activities. A wide variety of programs is helping area youths increase their environmental awareness. For example, a cooperative program with the Western Pennsylvania Conservancy, a regional conservation group, helps elementary through high school students increase their understanding of the environment and their roles in it.

     Another very successful program enables grade school students to learn about and plant trees descended from those with historic importance. We received a special commendation from American Forests, the nation's oldest non-profit forestry organization, for the results of this program.

     In a cooperative program with Allegheny County, our people helped collect approximately 170 tons of old appliances and a wide range of scrap metal--from hot water tanks and auto parts to metal sinks and paint cans. The material will be recycled for use as feedstock for new steel and metal products. We received commendations from the county and the Pennsylvania Legislature for our participation.

     On the job, our people recycled more than 70 tons of paper in 1993, along with scrap metal from various company operations, oil from transformers, and

Objective: Be a community leader in improving the quality of life in our service territory by being recognized as a premier economic development organization and by enhancing the overall value of the human and natural resources of the region.

wooden pallets. We also increased the use of environmentally compatible paints, non-hazardous solvents and parts cleaners, and are working with vendors to accept return of boxes, pallets and other packaging/shipping materials.

     Our Brunot Island Wildlife Habitat enhancement project continues to demonstrate the ability of our power facilities to coexist with nature. Our participation in a "rails-to-trails" project along a transmission line right-of-way provides another example of this facet of our environmental commitment. We recently energized a new 7.3 mile power line near the new Pittsburgh International Airport. The line runs along an old railroad right-of-way that was developed as a segment of a hiking and biking trail. We worked closely with the Montour Trail Council to ensure our line blended in with the picturesque setting. The right-of-way was constructed using selective tree trimming and state-of-the-art erosion and sedimentation control. The 110 poles that carry the line along the right-of-way are made of a steel that will oxidize to an earthy brown over time. Through this cooperative effort, local residents can enjoy a new recreational facility and better electric service at the same time.

     We expect the community partnership aspect of our environmental charter to gain additional momentum with the inaugural Three Rivers Environmental Awards in 1994. The goal of the awards, cosponsored by Duquesne Light and the Pennsylvania Environmental Council, is to honor organizations and individuals that have demonstrated a commitment to environmental excellence, leadership and accomplishment in business, education, community, government, communication, or design and development. We hope to encourage the community to emulate the achievements of the successful nominees, thereby promoting innovative environmental efforts and further enhancing the quality of life.

     Another community outreach initiative planned for 1994 will help small and mid-sized businesses learn more about environmental regulations related to their businesses. With the Southwestern Pennsylvania Industrial Resource Center, we are cosponsoring the first of a series of seminars this spring that will link these important customers with regulatory and legal experts who can help them develop cost-effective strategies to meet their environmental obligations.

- --------------------------------------------------------------------------------
                      CHESTER ENVIRONMENTAL ACQUISITION
- --------------------------------------------------------------------------------
     In 1993, our Duquesne Enterprises subsidiary acquired a controlling interest in Chester Environmental, Inc., an engineering and consulting company that specializes in environmental matters.
     We made this investment because Chester's experience and expertise relate closely to our core business. We believe the strong demand for environmental services will continue to grow in response to new regulations. Investment in Chester provides an opportunity to extend our environmental leadership.
     Chester provides water quality, residual solid waste and air quality consulting and analytical laboratory services to industrial and government clients around the world. Two major contracts were signed in 1993 with steel companies in Taiwan and India.

GLOSSARY OF TERMS

Following are explanations of certain financial and operating terms used in our report and unique in our core business.


ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFC)
- --------------------------------------------------------------------------------
AFC is an amount recorded on the books of a utility during the period of construction of plant. The amount represents the estimated cost of both debt and equity used to finance the construction.

CENTRAL AREA POWER COORDINATION GROUP (CAPCO)
- --------------------------------------------------------------------------------
These companies (Duquesne Light Company, Ohio Edison Company, Pennsylvania Power Company, The Cleveland Electric Illuminating Company and The Toledo Edison Company) joined together as CAPCO in 1967 to jointly develop power generation and transmission facilities.

CONSTRUCTION WORK IN PROGRESS (CWIP)
- --------------------------------------------------------------------------------
This amount represents utility plant in the process of construction but not yet placed in service. The amount is shown on the consolidated balance sheet as a component of property, plant and equipment.

DEFERRED ENERGY COSTS
- --------------------------------------------------------------------------------
In conjunction with the Energy Cost Rate Adjustment Clause, Duquesne Light
Company records deferred energy costs to offset differences between actual energy costs and the level of energy costs currently recovered from customers.

ENERGY COST RATE ADJUSTMENT CLAUSE (ECR)
- --------------------------------------------------------------------------------
Duquesne Light Company recovers through the ECR, to the extent that such amounts are not included in base rates, the cost of nuclear fuel, fossil fuel and purchased power costs and passes to its customers the profits from short-term power sales to other utilities.

FEDERAL ENERGY REGULATORY COMMISSION (FERC)
- --------------------------------------------------------------------------------
FERC is an independent five-member commission within the U.S. Department of Energy. Among its many responsibilities, FERC sets rates and charges for the wholesale transportation and sale of natural gas and electricity, and the licensing of hydroelectric power projects.

KILOWATT (KW)
- --------------------------------------------------------------------------------
A kilowatt is a unit of power or capacity. A kilowatt hour (KWH) is a unit of energy or kilowatts times the length of time the kilowatts are used. For example, a 100-watt bulb has a demand of .1 KW and, if burned continuously, will consume 1 KWH in ten hours. One thousand KWs is a megawatt (MW). One thousand
KWHs is a megawatt hour (MWH).

NUCLEAR DECOMMISSIONING COSTS
- --------------------------------------------------------------------------------
Decommissioning costs are expenses to be incurred in connection with the entombment, decontamination, dismantlement, removal and disposal of the structures, systems and components of a nuclear power plant that has permanently ceased the production of electric energy.

PEAK LOAD
- --------------------------------------------------------------------------------
Peak load is the amount of electricity required during periods of highest demand. Peak periods fluctuate by season and generally occur in the morning hours in winter and in late afternoon during the summer.

PENNSYLVANIA PUBLIC UTILITY COMMISSION (PUC)
- --------------------------------------------------------------------------------
The Pennsylvania governmental body that regulates all utilities (electric, gas, telephone, water, etc.) is made up of five members (one a chairman) appointed by the governor.

REGULATORY ASSET
- --------------------------------------------------------------------------------
Costs that Duquesne Light Company would otherwise have charged to expense are capitalized or deferred because these costs are currently being recovered or because it is probable that the PUC will allow recovery of these costs through rates.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE STRUCTURE

DQE (the Company) is an energy services holding company. Its principal subsidiary, Duquesne Light Company (Duquesne), is an electric utility engaged in the production, transmission, distribution and sale of electric energy. During 1993, Duquesne's operations accounted for most of DQE's total assets, revenues and income.

While electric utility activities will continue to comprise most of DQE's business, the Company has taken important steps to develop its other subsidiaries: Duquesne Enterprises (DE) and Montauk. DE is involved in initiatives related to the core business; these include providing all the energy services for the Pittsburgh International Airport, providing environmental consulting and engineering services, and investing in real estate. Montauk makes both short- and long-term investments for the Company, and provides a source of capital for these other subsidiaries.

RESULTS OF OPERATIONS

OPERATING REVENUES
- --------------------------------------------------------------------------------
Customer operating revenues result from Duquesne's sales of electricity to ultimate customers and are based on rates authorized by the Pennsylvania Public Utility Commission (PUC). These rates are designed to recover Duquesne's operating expenses and investment in utility assets and to provide a return on the investment. Current and deferred customer revenues resulted from a $232 million rate increase granted in early 1988. The PUC required Duquesne to phase in this increase during a six-year period. The phase-in plan provided that, with no impact on total reported customer revenues, rates would increase by approximately $85 million in April of each year from 1988 through 1991, remain constant in 1992 and 1993, and decrease by approximately $85 million in April 1994. The phase-in plan also provided for recovery of deferred revenues and carrying costs on such deferred revenues. The rate increase has been recognized in operating revenues since March 1988. A regulatory asset has been established for that portion of revenues yet to be collected from customers, and carrying charges on this deferred asset have been recognized as a component of other income in the Statement of Consolidated Income of DQE. Duquesne expects the remaining balance of this deferred asset to be recovered by April 1994, the end of the phase-in period.

Short-term sales to other utilities are made at market rates and are included, along with Duquesne's non-KWH revenues and revenues of DQE's other subsidiaries, in other operating revenues in the Statement of Consolidated Income of DQE.

COMPONENTS OF THE CHANGE IN OPERATING REVENUES FROM THE PRIOR YEAR
- ----------------------------------------------------------------------------------------------
                                                              1993        1992          1991
                                                             (Amounts in Millions of Dollars)
- ----------------------------------------------------------------------------------------------
Customer Operating Revenues:
  Revenues from sales of electricity to ultimate
   customers                                                $ 26.9       $(37.3)       $21.6
  Energy Cost Rate Adjustment Clause (ECR) revenues          (27.0)         4.8         15.1
  State tax adjustment surcharge revenues                     (7.7)        12.0         11.1
- ----------------------------------------------------------------------------------------------
    Total Customer Operating Revenues                         (7.8)       (20.5)        47.8
- ----------------------------------------------------------------------------------------------
Other Operating Revenues:
  Revenues from other utilities                              (21.8)        13.5         13.8
  Other revenues                                              31.0         (2.6)         9.1
- ----------------------------------------------------------------------------------------------
    Total Other Operating Revenues                             9.2         10.9         22.9
- ----------------------------------------------------------------------------------------------
            Total                                           $  1.4       $ (9.6)       $70.7
==============================================================================================

Revenues from sales of electricity to ultimate customers were favorably impacted in 1993 and 1991 by warmer than normal summer temperatures. Mild summer weather in 1992 had the opposite effect on residential and commercial customer sales.

ECR revenues are Duquesne's recovery of fuel and other energy costs not otherwise recovered from customers through base rates. The ECR is based on projected unit costs, is recalculated each year, and is subject to PUC review. This revenue adjustment includes a credit to


DUQUESNE CUSTOMER SALES
1993 VS. 1992
(Millions of KWH)

[BAR GRAPH APPEARS HERE]

Duquesne's customers for profits from short-term power sales to other utilities, as well as an adjustment for any over- or under-collections from customers that may have occurred in prior years. The 1993 ECR reduced customer costs from 1992 levels and will continue to reduce revenues through the first quarter of 1994 by a greater amount than in the prior year. From April 1994 through March 1995, the ECR is expected to reduce revenues by a lesser amount than in the prior year. This ECR treatment is intended to have no impact on net income.

State tax adjustment surcharge revenues result from the August 1991 tax increases enacted by the Pennsylvania legislature. Most of these increases were retroactive to January 1, 1991. The PUC allowed Duquesne to recover these increases in tax expense by applying, as of August 24, 1991, an adjustment to customers' bills. Because of the timing of the increase and the rates applied, Duquesne recovered more state tax adjustment surcharge revenues in 1992 than in 1993 or 1991. This tax recovery is expected, as of April 1994, to become part of base rates. This tax recovery treatment is intended to have no impact on net income.

Revenues from other utilities declined in 1993, from the record level of 1992, because higher system demand and more planned and forced generating station outages in 1993 decreased Duquesne's capacity available for off-system sales. The increase, from 1991 to 1992, in these short-term sales to other utilities resulted from greater availability of transmission and generating capacity, increased demand by other utilities for energy and Duquesne's marketing efforts.

Other revenues include revenues of DE and Montauk, as well as Duquesne's rental income and billings to other companies in the CAPCO group. Revenues of DE increased approximately $23 million in 1993; the increase was partially due to the acquisition of a controlling interest in Chester Environmental, Inc. (See Note A to the consolidated financial statements.) and higher sales to the Pittsburgh International Airport. Primarily as a result of increased leasing activities and other tax advantaged investments, Montauk revenues increased approximately $8 million.

OPERATING EXPENSES
- --------------------------------------------------------------------------------
Yearly fluctuations in fuel and purchased power expense result from changes in the cost of fuel, the mix between coal and nuclear generation, the total KWHs generated and the effects of deferred energy costs. In 1993, the impact of the ECR on deferred energy costs decreased fuel expense, in comparison to that for 1992. Also contributing to the decline in fuel expense was a 6 percent decrease in generation that was primarily due to more planned and forced generating plant outages in 1993. Fuel expense for 1992 was greater than that for 1991 because of increased generation of electricity for sale to other utilities; however, the greater fuel expense was partially offset in 1992 by lower coal and nuclear fuel costs per KWH. In 1994, nuclear fuel costs are expected to continue to decline, and coal costs are expected to remain near the 1993 level.

Other operating expenses were higher in 1993 than 1992. In 1993, Duquesne finalized plans to sublease the majority of its office space at corporate headquarters; relocation of its principal business offices is anticipated in 1994. A charge of approximately $13 million was recorded as an operating expense to reflect the shortfall in anticipated sublease revenues from the rental payments related to space leased through January 2003, the date the leasing arrangements expire. Additionally, operating expenses at DE increased approximately $17 million in 1993 as a reflection of the acquisition of a controlling interest in Chester Environmental, Inc. (See Note A to the consolidated financial statements.) Included in 1991 operating expenses was an increase, caused by the deterioration of Duquesne's past due customer accounts and increased collection costs, of $11.9 million in the allowance for uncollectible accounts receivable.

Maintenance expense incurred for scheduled refueling outages at Duquesne's nuclear units is deferred and amortized over the period between scheduled outages. During 1993, amortization of deferred nuclear refueling outage expense increased approximately $3.5 million over the 1992 level. Also increasing maintenance expense in 1993 was Duquesne's change, as of January 1, 1993, in its method of accounting for maintenance costs during major fossil station outages. Prior to 1993, maintenance costs incurred for scheduled major outages at fossil stations were


DUQUESNE CUSTOMER REVENUES
(Millions of Dollars)

[BAR GRAPH APPEARS HERE]


DUQUESNE OTHER OPERATING AND MAINTENANCE EXPENSE

[BAR GRAPH APPEARS HERE]
charged to expense as the costs were incurred. Under the new accounting policy, Duquesne accrues, over the period between outages, anticipated expenses for scheduled major fossil station outages. (Maintenance costs incurred for non-major scheduled outages and for forced outages continue to be charged to expense as the costs are incurred.) This new method was adopted to match more accurately the maintenance costs with the revenue produced during the periods between scheduled major fossil outages.

Depreciation and amortization expense increased in 1993 by comparison with that for 1992 and 1991. The increase was primarily a result of an increase in depreciable property.

Taxes other than income taxes decreased in 1993, primarily as a result of a favorable resolution of property tax assessments. In 1993, Duquesne recorded, on the basis of this revised assessment, the expected refunds of these overpayments in prior years. By comparison with those for 1991, taxes other than income taxes decreased in 1992 as the result of favorable resolution of capital stock tax, gross receipts tax and sales tax matters.

Income taxes increased in 1993 as a result of an increase in taxable income and a 1 percent increase in the corporate federal income tax rate.

OTHER INCOME AND DEDUCTIONS
- --------------------------------------------------------------------------------
During the fourth quarter of 1993, Duquesne recognized a charge to other income of approximately $15.2 million for its investment in the abandoned General
Public Utilities (GPU) transmission line project. On December 8, 1993, the New Jersey Board of Regulatory Commissioners (BRC) denied a request by GPU's subsidiary Jersey Central Power and Light Company for approval of long-term power purchase and operating agreements that were originally signed in 1990 by GPU and Duquesne and further amended in 1993. The BRC rejected an administrative law judge's recommended decision that the project be approved and, within hours of the BRC decision, GPU terminated its participation in the project. In view of GPU's decision, Duquesne also terminated its participation in the project and the PUC transmission line siting proceeding.

Other income also decreased in 1993, in comparison with that for 1992, as a result of a decrease of approximately $13 million in carrying charges on deferred revenues. During 1993, the deferred revenue balance upon which carrying charges are earned declined in comparison with that for 1992 and since April 1993, Duquesne has not recorded additional carrying charges on deferred revenues. (See the discussion of the phase-in plan under the section on operating revenues.)

Income taxes related to other income decreased $15 million in 1993, in comparison with those for 1992, because of a favorable settlement (related to Duquesne's 1988 tax return and the consolidated 1989 tax return) with the United States Internal Revenue Service. The remaining decrease in 1993 was caused by lower non-operating income.

Other income for 1992 increased, in comparison with that for 1991, primarily as the result of an increase of $3.5 million in interest income and a decrease of $3.7 million in fees related to Duquesne's sale of receivables. Other income for 1991 included a $5.3 million regulatory accounting reclassification that decreased other income, reduced depreciation expense and had no impact on net income.

INTEREST AND OTHER CHARGES
- --------------------------------------------------------------------------------
Duquesne achieved reductions in interest and other charges in 1993 and 1992 through refinancing first mortgage bonds and through obtaining lower average short-term rates on certain tax exempt pollution control notes. Duquesne also retired $24.2 million of preferred and preference stock during 1992. Interest expense and dividends on preferred and preference stock declined to $121 million in 1993 from $135 million in 1992 and $145 million in 1991. Interest expense and preferred stock dividends are expected to decline in 1994 by approximately $9 million from the 1993 level.


DQE INTEREST EXPENSE AND OTHER CHARGES
(Millions of Dollars)
[BAR GRAPH APPEARS HERE]

CAPITAL RESOURCES AND LIQUIDITY

CONSTRUCTION
- --------------------------------------------------------------------------------
During 1993, Duquesne spent approximately $100 million for construction.
Duquesne expended these amounts to improve and expand its production, transmission and distribution systems. Duquesne estimates that it will spend approximately $110 million for construction in 1994. Construction expenditures are estimated to be $70 million in 1995 and $80 million in 1996. These amounts exclude AFC, nuclear fuel and expenditures for possible early replacement of steam generators at the Beaver Valley Power Station. (See Note K to the consolidated financial statements.) Duquesne currently has no plans for construction of new base load generating plants and expects that funds generated from operations will continue to be sufficient to finance a large part of its capital needs.

INVESTING
- --------------------------------------------------------------------------------
Through DE and Montauk, DQE's investments are focused in four principal areas: energy, environmental services, leasing and tax-advantaged investments. After achieving a modest profit of $.02 per DQE share in 1992, these subsidiaries contributed $.13 per share to the Company's 1993 earnings. During 1993, the level of investing activities increased in comparison with that for 1992. On August 17, 1993, DE acquired a controlling interest in Chester Environmental,
Inc. for approximately $12 million. Chester provides total environmental consulting and engineering services to a wide range of clients. During 1993, DE also made real estate investments totaling approximately $22 million. Previous
DE investments included Allegheny Development Corporation (which provides all energy services for the Pittsburgh International Airport) and International
Power Machines (which manufactures products and systems designed to provide non-interruptible electric power). During 1993, Montauk invested approximately $44 million in leases and other tax-advantaged investments. The lease rentals in these transactions are guaranteed by the lessee's parents or affiliates.

FINANCING
- --------------------------------------------------------------------------------
The Company plans to meet its current obligations and debt maturities through 1998 with funds generated from operations and through new financings. At
December 31, 1993, the Company was in compliance with all of its debt covenants.

Duquesne continues to reduce capital costs by refinancing and retiring securities. During 1993, Duquesne issued $695 million of first collateral trust bonds with maturities ranging from the year 1996 through the year 2025 and with an average interest rate of 6.58 percent. The proceeds of these sales were used to redeem $713.7 million of first mortgage bonds with an average interest rate of 8.16 percent.

In June 1993, Duquesne participated in the issuance of $25 million of Beaver County Industrial Development Authority Pollution Control Revenue Bonds. In August 1993, Duquesne participated in the issuance of $20.5 million of Ohio Air Quality Development Authority Pollution Control Revenue Refunding Bonds to refund a like amount of pollution control obligations.

In August 1993, Montauk entered into a revolving credit agreement with a group of banks. Under this agreement, Montauk can borrow, on a revolving basis, up to $50 million for working capital and other general corporate purposes. If the agreement is not extended at the end of its 364-day commitment period, Montauk can convert any outstanding borrowings into a two-year, amortizing term loan. At December 31, 1993, Montauk had borrowed $25 million under this agreement.

On January 14, 1994, Duquesne redeemed all of its outstanding shares of $2.10 preference stock and $7.50 preference stock for approximately $38 million.

In 1992, Duquesne refinanced $312.9 million and retired $82.1 million of long-term debt.

Duquesne established, as of January 1, 1992, an Employee Stock Ownership Plan
(ESOP) to fund a match of a portion of employee contributions for a 401(k) plan. Duquesne may purchase shares of DQE common stock from DQE or on the open market to satisfy the exchange feature of its Preference Stock, Plan Series A. The Company expects the ESOP to have minimal dilutive impact on earnings per share.


DQE NET CASH FLOW FROM OPERATIONS
(Millions of Dollars)

[BAR GRAPH APPEARS HERE]


DQE RATIO OF EARNINGS TO FIXED CHARGES

[BAR GRAPH APPEARS HERE]

SALE OF ACCOUNTS RECEIVABLE
- --------------------------------------------------------------------------------
In 1989, Duquesne and an unaffiliated corporation entered into an agreement that entitled Duquesne to sell and the corporation to purchase, on an ongoing basis, up to $100 million of accounts receivable. At December 31, 1993, Duquesne had sold $9 million of receivables. The accounts receivable sales agreement, which expires in June 1994, is one of many sources of funds available to Duquesne. Duquesne is currently evaluating whether to seek an extension of the agreement.

NUCLEAR FUEL LEASING
- --------------------------------------------------------------------------------
Duquesne finances its acquisitions of nuclear fuel through a leasing arrangement under which it may finance up to $75 million of nuclear fuel. As of December 31, 1993, the amount of nuclear fuel financed by Duquesne under this arrangement totaled approximately $65 million. Duquesne plans to continue leasing nuclear fuel to fulfill its requirements at least through 1995, the remaining term of the current leasing arrangement.

DIVIDENDS
- --------------------------------------------------------------------------------
The Company or its predecessor, Duquesne, has continuously paid dividends on common stock since 1953. The quarterly dividends paid have increased by an average annual rate of 5.9 percent over the past five years, even though the Company has maintained a more conservative payout ratio than the industry in general. The Company expects that funds generated from operations will continue to be sufficient to meet sinking fund and long-term debt maturities and to pay dividends. The Company's need for funds and the availability of those generated from operations will be affected by the level of economic activity in Duquesne's service area and by legislation, rate-related proceedings, competition and environmental and other matters experienced by the Company and the electric utility industry generally.

Dividends may be paid on DQE common stock to the extent permitted by law and as declared by the board of directors. However, in Duquesne's Restated Articles of incorporation, provisions relating to preferred and preference stock may restrict the payment of Duquesne's common dividends. No dividends or distributions may be made on Duquesne's common stock if Duquesne has not paid dividends or sinking fund obligations on its preferred or preference stock. Further, the aggregate amount of Duquesne's common stock dividend payments or distributions may not exceed certain percentages of net income if the ratio of common stockholders' equity to total capitalization is less than specified percentages. As all of Duquesne's common stock is owned by DQE, to the extent that Duquesne cannot pay common dividends, DQE may not be able to pay dividends to its common shareholders. No part of the retained earnings of DQE or any of its subsidiaries was restricted at December 31, 1993.

OUTLOOK

COMPETITION
- --------------------------------------------------------------------------------
Duquesne, like the electric utility industry in general, faces increasing competition. The Company is continuing to assess the impact of these competitive forces on its future operations. The National Energy Policy Act of 1992 (energy act) was designed, among other things, to foster competition. Among other provisions, the energy act amends the Public Utility Holding Company Act of 1935 (1935 act) and the Federal Power Act. Amendments to the 1935 act create a new class of independent power producers known as Exempt Wholesale Generators
(EWGs), which are exempt from the corporate structure regulations of the 1935 act. EWGs, which may include independent power producers as well as affiliates of electric utilities, do not require Securities and Exchange Commission approval or regulation. At the current time, the Company has not made any investment, and has no plans to make any investment, in EWGs. Amendments to the Federal Power Act create the potential for utilities and other power producers to gain increased access to transmission systems of other utilities to facilitate sales to other utilities. The amendments would permit the Federal Energy Regulatory Commission (FERC) to order utilities to transmit power over their lines for use by other suppliers and to enlarge or construct additional transmission capacity to provide these services. The FERC may not, however, issue any order that would unreasonably impair the continuing reliability of affected electric systems. Finally, brokers and marketers, without owning or operating any generation or transmission facilities, have also entered into the business of buying and selling electric capacity and energy.


DQE NET INCOME
(Millions of Dollars)

[BAR GRAPH APPEARS HERE]

Industrial and large commercial customers may have the ability to own and operate facilities to generate their own electric energy requirements and, if such facilities are qualifying facilities, to require the displaced electric utility to purchase the output of such facilities. Customers may also have the option of substituting fuels, such as the use of natural gas, oil or wood for heating and/or cooling purposes rather than electric energy or of relocating their facilities to a lower cost environment.

In addition, increased competition may also result from the 1990 Amendments to the Clean Air Act. Such amendments exempt from sulfur dioxide (SO2) and oxides of nitrogen (NOX) control requirements existing units with less than 25 MWs of generating capability, and new or existing co-generation units supplying less than one-third of their electric output and less than 25 MWs for commercial sale.

GENERATING UNITS HELD FOR FUTURE USE
- --------------------------------------------------------------------------------
In 1986, the PUC approved Duquesne's request to remove the Phillips and most of the Brunot Island (BI) power stations from service and place them in cold reserve. Duquesne's capitalized costs and net investment in the plants at December 31, 1993 totaled $130 million. (See Note L to the consolidated financial statements.)

Duquesne expects to recover its net investment in these plants through future sales. Phillips and BI represent licensed, certified, clean sources of electricity that will be necessary to meet expanding opportunities in the power markets. Duquesne believes that anticipated growth in peak load demand for electricity within its service territory will require additional peaking generation. Duquesne looks to BI to meet this need. The Phillips Power Plant is an important component in meeting market opportunities to supply long term bulk power. Recent legislation may permit wider transmission access to these long term bulk power markets. In summary, Duquesne believes its investment in these cold-reserved plants will be necessary in order to meet future business needs. If business opportunities do not develop as expected, Duquesne will consider the sale of these assets. In the event that market demand, transmission access or rate recovery do not support the utilization or sale of the plants, Duquesne may have to write off part or all of their costs.

ENVIRONMENTAL MATTERS
- --------------------------------------------------------------------------------
The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund) and the Superfund Amendments and Reauthorization Act of 1986 established a variety of informational and environmental action programs. The Environmental Protection Agency (EPA) has informed Duquesne of its involvement or potential involvement in three hazardous waste sites. If Duquesne is ultimately determined to be a responsible party with respect to these sites, it could be liable for all or a portion of the cleanup costs. However, in each case, other solvent, potentially responsible parties that may bear all or part of any liability are also involved. In addition, Duquesne believes that available defenses, along with other factors (including overall limited involvement and low estimated remediation costs for one site) will limit any potential liability that Duquesne may have for cleanup costs. Duquesne believes that it is adequately reserved for all known liabilities and costs and, accordingly, that these matters will not have a materially adverse effect on its financial position or results of operations.

In 1990, Congress approved amendments to the Clean Air Act. Among other innovations, this legislation established the Emission Allowance Trading System. Emission allowances are permits to emit one ton of SO2 for one year. These allowances are issued by the EPA to fossil-fired stations with generating capability of more than 25 megawatts that were in existence as of the passage of the 1990 amendments. Allowances are part of a market-based approach to SO2 reduction. Emission allowances can also be obtained through purchases on the open market or directly from other sources. Excess allowances may be banked for future use or sold on the open market to other parties for their use in offsetting emissions.

The legislation requires significant reductions of SO2 and NOX by 1995 and additional reductions by the year 2000. Duquesne continues to work with the operators of its jointly owned stations to implement cost-effective compliance strategies to meet these requirements. Duquesne's plans for meeting the 1995 SO2 compliance requirements include increasing the use of scrubbed capacity, switching to fuel with a lower sulfur content and purchasing emission allowances. NOX reductions under Title IV are required by 1995 at only the Cheswick station; work to achieve the reductions was completed in 1993. The ozone attainment provisions of Title I of the Clean Air Act Amendments will require NOX reductions by 1995 at Duquesne's Elrama plant and at the jointly owned Mansfield plant. Duquesne plans to achieve such reductions with low NOX burner technology. The estimated capital costs to achieve 1995 compliance standards are approximately $30 million, of which approximately $15 million has already been spent. Through the year 2000, Duquesne is planning a combination of compliance methods that include fuel switching; increased use of, and improvements in, scrubbed capacity; flue gas conditioning; low NOX burner technology; and the purchase of emission allowances. The Company currently estimates that additional capital costs to comply with environmental requirements from 1995 through the year 2000 will be approximately $20 million. This estimate is subject to the finalization of federal and state regulations.

Duquesne is closely monitoring other potential air quality programs and air emission control requirements that could be imposed in the future. These areas include additional NOX control requirements that could be imposed on fossil fuel plants by the Ozone Transport Commission, more stringent ambient air quality and emission standards for SO2 and particulates, or CO2 control measures. As these potential programs are in various stages of discussion and consideration, it is impossible to make reasonable estimates of the potential costs and impacts of these programs at this time.

In July 1992, the Pennsylvania Department of Environmental Resources (DER) issued Residual Waste Management Regulations governing the generation and management of non-hazardous waste. Duquesne is currently conducting tests and developing compliance strategies. Capital compliance costs are estimated, on the basis of information currently available, at $10 million through 1995. The expected additional capital cost of compliance from 1995 through 2000 is approximately $25 million; this estimate is subject to the results of ground water assessments and DER final approval of compliance plans.

Duquesne operates the scrubbed Elrama plant and converts the scrubber slurry to a fixated pozolonic material. This material is placed at an off-site disposal area having approximately six years of remaining capacity. Additionally, Duquesne owns 17 percent of the scrubbed Mansfield plant, which is operated by Pennsylvania Power. This plant pumps a similar slurry to an off-site impoundment where the slurry is treated by using a Calcilox fixation process. The site has at least 14 years of remaining capacity. Both plants have limited temporary on-site storage for flue gas desulfurization material and no permanent on-site disposal capacity. While there is no imminent shortage of disposal capacity, Duquesne continues to monitor this situation and to plan for future disposal. The siting of future disposal facilities will be facilitated by the 1993 EPA determination that coal combustion waste products are not hazardous waste and are therefore exempt from the Hazardous Waste Regulations.

Under the Nuclear Waste Policy Act of 1982, which establishes a policy for handling and disposing of spent nuclear fuel and requires the establishment of a final repository to accept spent fuel, the CAPCO companies have entered into contracts with the Department of Energy (DOE)for permanent disposal of spent nuclear fuel and high-level radioactive waste. The DOE has indicated that the repository will not be available for acceptance of spent fuel before 2010. Existing on-site spent fuel storage capacities at Beaver Valley 1, Beaver Valley 2 and Perry are expected to be sufficient until 1996, 2010, and 2009, respectively. Duquesne is currently increasing the storage capacity at Beaver Valley 1 by equipping the spent fuel pool with high density fuel storage racks. Duquesne anticipates that such action will increase the spent fuel storage capacity at Beaver Valley 1 to provide for sufficient storage through 2014.

OTHER SUBSIDIARY OPERATIONS
- --------------------------------------------------------------------------------
The continued growth of DE and Montauk is expected to play an increasing role in DQE's overall corporate strategy and future earnings.

RETIREMENT PLAN MEASUREMENT ASSUMPTIONS
- --------------------------------------------------------------------------------
The Company reduced the discount rate used to determine the projected benefit obligation on the Company's retirement plans at December 31, 1993, to 7 percent. The assumed change in future compensation levels was also decreased by 0.5 percent to reflect current market and economic conditions.

The effects of these changes on the Company's retirement plan obligations are reflected in the amounts shown in Note I to the consolidated financial statements. The resulting increase in related expenses for subsequent years is not expected to be material.

GENERAL ELECTRIC SETTLEMENT
- --------------------------------------------------------------------------------
In January 1994, the CAPCO companies reached a settlement in connection with a 1991 lawsuit against General Electric Company (GE) regarding the Perry Plant.
The settlement provides for cash payments to the CAPCO companies and discounts on future purchases from GE. This settlement will not materially affect the Company's results of operations in future years.

OTHER
- --------------------------------------------------------------------------------
Duquesne's utility operations are subject to regulation by the PUC and the FERC. This regulation is designed to provide for the recovery of operating costs and investment and the opportunity to earn a fair return on funds invested in the utility business. The regulatory process imposes a time lag during which increases in operating expenses, capital costs or construction costs may not be recovered.


- --------------------------------------------------------------------------------


COMPANY REPORT ON FINANCIAL STATEMENTS

The Company is responsible for the financial information and representations contained in the financial statements and other sections of this annual report. The Company believes that the consolidated financial statements have been prepared in conformity with generally accepted accounting principles that are appropriate in the circumstances to reflect, in all material respects, the substance of events and transactions that should be included in the statements and that the other information in the annual report is consistent with those statements. In preparing the financial statements, the Company makes informed judgments and estimates based on currently available information about the effects of certain events and transactions. The Company maintains a system of internal accounting control designed to provide reasonable assurance that the Company's assets are safeguarded and that transactions are executed and recorded in accordance with established procedures. There are limits inherent in any system of internal control and such limits are based on recognition that the cost of such a system should not exceed the benefits derived. The system of internal accounting control is supported by written policies and guidelines and is supplemented by a staff of internal auditors. The Company believes that the internal accounting control system provides reasonable assurance that its assets are safeguarded and the financial information is reliable.

/s/ Wesley W. von Schack                      /s/ Gary L. Schwass

Wesley W. von Schack                          Gary L. Schwass
Chairman of the Board, President              Vice President and
and Chief Executive Officer                   Treasurer

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

TO THE DIRECTORS AND STOCKHOLDERS OF DQE:

We have audited the accompanying consolidated balance sheets of DQE and its subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DQE and its subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

As discussed in Note A to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109, and the Company changed its method of accounting for maintenance costs during scheduled major fossil station outages.


                                                       /s/ Deloitte & Touche

                                                       Deloitte & Touche
                                                       Pittsburgh, Pennsylvania
                                                       January 25, 1994


- --------------------------------------------------------------------------------


REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS OF DQE

The Audit Committee, composed entirely of non-employee directors, meets regularly with the independent public accountants and the internal auditors to discuss results of their audit work, their evaluation of the adequacy of the internal accounting controls and the quality of financial reporting.

In fulfilling its responsibilities in 1993, the Audit Committee recommended to the Board of Directors, the selection, subject to shareholder approval, of the Company's independent public accountants. The Audit Committee reviewed the overall scope and details of the independent public accountants' and internal auditors' respective audit plans and reviewed and approved the independent public accountants' general audit fees and non-audit services.

Audit Committee meetings are designed to facilitate open communications with internal auditors and independent public accountants. To ensure auditor independence, both the independent public accountants and the internal auditors have full and free access to the Audit Committee.

The Audit Committee of the Board of Directors of DQE

STATEMENT OF CONSOLIDATED INCOME
- --------------------------------------------------------------------------------
                                                   (Thousands of Dollars,
                                                 Except Per Share Amounts)
                                          --------------------------------------
                                                    Year Ended December 31,
                                          --------------------------------------
                                                1993         1992         1991
- --------------------------------------------------------------------------------
OPERATING REVENUES
Customers:
   Current                                $1,175,024   $1,180,707   $1,181,332
   Deferred (Note J)                        (100,315)     (98,201)     (78,344)
Other                                        120,851      111,698      100,846
- --------------------------------------------------------------------------------
      TOTAL OPERATING REVENUES             1,195,560    1,194,204    1,203,834
- --------------------------------------------------------------------------------
OPERATING EXPENSES
Fuel and purchased power                     220,928      265,340      250,755
Other operating                              319,071      282,953      291,253
Maintenance                                   80,292       79,146       83,773
Depreciation and amortization                142,657      127,924      119,264
Taxes other than income taxes                 73,126       85,733       95,175
Income taxes (Note F)                        106,286       97,193       96,690
- --------------------------------------------------------------------------------
   TOTAL OPERATING EXPENSES                  942,360      938,289      936,910
- --------------------------------------------------------------------------------
OPERATING INCOME                             253,200      255,915      266,924
- --------------------------------------------------------------------------------
OTHER INCOME AND (DEDUCTIONS)
Allowance for equity funds used during
 construction                                    869        2,598        1,855
Long-term power sale write-off (Note J)      (15,225)          --           --
Carrying charges on deferred revenues          1,801       15,145       21,514
Income taxes (Note F)                         19,033      (11,747)      (5,132)
Other -- net                                   2,187       12,582       (9,398)
- --------------------------------------------------------------------------------
      TOTAL OTHER INCOME                       8,665       18,578        8,839
- --------------------------------------------------------------------------------
INCOME BEFORE INTEREST AND OTHER CHARGES     261,865      274,493      275,763
- --------------------------------------------------------------------------------
INTEREST AND OTHER CHARGES
Interest on long-term debt                   108,479      123,402      131,499
Other interest                                 3,517        2,458        2,316
Allowance for borrowed funds used
 during construction                            (726)      (2,296)      (2,418)
Preferred and preference stock
 dividends of subsidiary                       9,188        9,411       10,801
- --------------------------------------------------------------------------------
      TOTAL INTEREST AND OTHER CHARGES       120,458      132,975      142,198
- --------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT ON
 PRIOR YEARS OF CHANGES IN ACCOUNTING
 PRINCIPLES                                  141,407      141,518      133,565
Adoption of SFAS 109 - Income Taxes
 (Notes A and F)                               8,000           --           --
Accounting for maintenance costs - net
 (Note A)                                     (5,425)          --           --
- --------------------------------------------------------------------------------
NET INCOME
Net Income                                $  143,982   $  141,518   $  133,565
================================================================================
AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING (000)                          52,979       52,913       53,391
================================================================================
EARNINGS PER SHARE
Earnings Per Share of Common Stock:
Income Before Cumulative Effect on
 Prior Years of Changes in Accounting
 Principles                                    $2.67        $2.67        $2.50
Adoption of SFAS 109 - Income Taxes
 (Notes A and F)                                 .15           --           --
Accounting for maintenance costs - net
 (Note A)                                       (.10)          --           --
- --------------------------------------------------------------------------------
Earnings Per Share of Common Stock             $2.72        $2.67        $2.50
================================================================================
DIVIDENDS DECLARED
Dividends Declared Per Share of Common
 Stock                                         $1.62        $1.54        $1.46
================================================================================

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
- --------------------------------------------------------------------------------
                                                       (Thousands of Dollars)
                                                    ----------------------------
                                                         As of December 31,
                                                    ----------------------------
                                                          1993          1992
- --------------------------------------------------------------------------------
ASSETS
PROPERTY, PLANT AND EQUIPMENT:
Electric plant in service (Note A)                    $ 4,100,058  $ 3,860,040
Construction work in progress                              59,777       67,435
Property held under capital leases (Note E)               177,800      212,172
Property held for future use (Note J)                     216,863      216,893
- --------------------------------------------------------------------------------
      TOTAL                                             4,554,498    4,356,540
Less accumulated depreciation and amortization         (1,435,732)  (1,340,846)
- --------------------------------------------------------------------------------
      PROPERTY, PLANT AND EQUIPMENT -- NET              3,118,766    3,015,694
- --------------------------------------------------------------------------------
OTHER PROPERTY AND INVESTMENTS (at cost)                  124,082       43,462
- --------------------------------------------------------------------------------
CURRENT ASSETS:
Cash and temporary cash investments
   (at cost which approximates market)                     32,234       37,782
- --------------------------------------------------------------------------------
Receivables (Note D):
   Electric customer accounts receivable                  107,342      109,692
   CAPCO receivables                                       22,937       17,915
   Tax receivables                                         18,857        2,403
   Other receivables                                       43,919        5,785
   Less: Allowance for uncollectible accounts             (13,282)      (7,707)
- --------------------------------------------------------------------------------
   Receivables less allowance for uncollectible
    accounts                                              179,773      128,088
   Less: Receivables sold                                  (9,000)     (76,000)
- --------------------------------------------------------------------------------
      TOTAL RECEIVABLES                                   170,773       52,088
- --------------------------------------------------------------------------------
Materials and supplies (at average cost):
   Coal                                                    26,793       39,297
   Operating and construction                              64,885       66,016
- --------------------------------------------------------------------------------
      TOTAL MATERIALS AND SUPPLIES                         91,678      105,313
- --------------------------------------------------------------------------------
Other current assets                                        9,719       11,791
- --------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                304,404      206,974
- --------------------------------------------------------------------------------

OTHER ASSETS:
Extraordinary property loss (Note B)                       35,781       46,447
Unamortized loss on reacquired debt (Note C)               95,266       70,324
Beaver Valley Unit 2 sale/leaseback premium (Note E)       34,903       36,371
Deferred rate synchronization costs (Note J)               51,149       51,149
Phase-in plan deferrals (Note J)                           28,621      127,996
Investment in leveraged leases (Note E)                    48,102       32,140
Uncollected deferred income taxes (Note A)                569,555           --
Deferred debits                                           163,412      157,141
- --------------------------------------------------------------------------------
      TOTAL OTHER ASSETS                                1,026,789      521,568
- --------------------------------------------------------------------------------
      TOTAL ASSETS                                    $ 4,574,041  $ 3,787,698
================================================================================

See notes to consolidated financial statements.

- --------------------------------------------------------------------------------
                                                         (Thousands of Dollars)
                                                       -------------------------
                                                           As of December 31,
                                                       -------------------------
                                                           1993         1992
- --------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES
CAPITALIZATION (Note C):
Common stock (authorized -- 125,000,000 shares,
   issued -- 73,119,436 shares)                        $   73,119   $   73,119
Capital surplus                                           928,140      927,925
Retained earnings                                         554,604      496,711
Less treasury stock (at cost) (20,107,209 and
 20,169,349 shares, respectively)                        (325,280)    (326,295)
- --------------------------------------------------------------------------------
      Total common stockholders' equity                 1,230,583    1,171,460
- --------------------------------------------------------------------------------
Non-redeemable preferred and preference stock             121,906      121,906
Redeemable preferred and preference stock                   8,392        8,579
Non-redeemable preference stock, Plan Series A             29,956       29,995
- --------------------------------------------------------------------------------
      Total preferred and preference stock before
       deferred ESOP benefit (involuntary liquidation
       values of $160,117 and $160,342 exceed
       par by $81,585 and $81,808, respectively)          160,254      160,480
Deferred employee stock ownership plan (ESOP) benefit     (27,126)     (28,471)
- --------------------------------------------------------------------------------
      Total preferred and preference stock (Note C)       133,128      132,009
- --------------------------------------------------------------------------------
Senior secured debt (excluding Pollution Control
 Notes)                                                   999,400    1,018,098
Other long-term debt                                      422,817      398,915
Unamortized debt discount and premium -- net               (5,219)      (4,012)
- --------------------------------------------------------------------------------
      Total long-term debt                              1,416,998    1,413,001
- --------------------------------------------------------------------------------
      TOTAL CAPITALIZATION                              2,780,709    2,716,470
- --------------------------------------------------------------------------------
OBLIGATIONS UNDER CAPITAL LEASES (Note E)                  55,733       71,876
- --------------------------------------------------------------------------------
CURRENT LIABILITIES:
Notes payable                                              36,267           --
Current maturities and sinking fund requirements
 (Notes C and E)                                           45,741       46,054
Accounts payable                                          117,191      119,828
Accrued taxes                                              45,887       42,311
Deferred energy costs (Note A)                             10,108       18,893
Accrued interest                                           14,419       28,258
Dividends declared                                         26,699       26,445
- --------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                           296,312      281,789
- --------------------------------------------------------------------------------
OTHER NONCURRENT LIABILITIES:
Investment tax credits unamortized                        129,574      135,580
Accumulated deferred income taxes (Note A)              1,169,148      480,248
Deferred credits (Note A)                                 142,565      101,735
- --------------------------------------------------------------------------------
      TOTAL OTHER NONCURRENT LIABILITIES                1,441,287      717,563
- --------------------------------------------------------------------------------
Commitments and Contingencies (Notes B through L)
- --------------------------------------------------------------------------------
      TOTAL CAPITALIZATION AND LIABILITIES             $4,574,041   $3,787,698
================================================================================

STATEMENT OF CONSOLIDATED CASH FLOWS
- --------------------------------------------------------------------------------
                                                     (Thousands of Dollars)
                                               ---------------------------------
                                                     Year Ended December 31,
                                               ---------------------------------
                                                  1993      1992       1991
- --------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                     $ 143,982  $ 141,518  $ 133,565
Principal non-cash charges (credits) to net
 income:
   Depreciation and amortization per income
    statement                                    142,657    127,924    119,264
   Capital lease and other amortization           30,271     49,001     56,437
   Deferred income taxes and investment tax
    credits -- net                               (32,305)    (2,318)   (18,974)
   Allowance for equity funds used during
    construction                                    (869)    (2,598)    (1,855)
   Deferred revenues and carrying charges
    recovered                                     99,375     83,056     56,830
Changes in working capital other than cash
 (Note H)                                       (111,677)    48,670    (43,050)
Other -- net                                      29,421     (1,958)    32,559
- --------------------------------------------------------------------------------
      NET CASH PROVIDED FROM OPERATING
       ACTIVITIES                                300,855    443,295    334,776
- --------------------------------------------------------------------------------
CASH FLOWS USED BY INVESTING ACTIVITIES
Construction expenditures -- utility            (100,628)  (112,409)  (125,358)
Repurchase of common stock                            --         --    (23,703)
Allowance for borrowed funds used during
 construction                                       (726)    (2,296)    (2,418)
Investments                                      (85,324)   (19,598)   (16,042)
Payment for purchase of Chester
 Environmental, Inc., net of
  cash acquired                                  (11,886)        --         --
Other -- net                                      (4,452)    (7,877)    (6,905)
- --------------------------------------------------------------------------------
      NET CASH USED BY INVESTING ACTIVITIES     (203,016)  (142,180)  (174,426)
- --------------------------------------------------------------------------------
CASH FLOWS USED IN FINANCING ACTIVITIES
Sale of bonds                                    740,500    312,925     50,000
Increase in notes payable                         36,267         --         --
Dividends on common stock                        (86,089)   (81,491)   (78,040)
Reductions of long-term obligations:
   Preferred and preference stock                   (187)   (24,158)   (38,505)
   Long-term debt                               (735,048)  (394,951)   (58,782)
   Other obligations                             (27,751)   (43,686)   (42,997)
Beaver Valley Unit 2 sale/leaseback premium
 (Note E)                                             --    (36,371)        --
Premium on reacquired debt                       (31,702)   (18,127)    (2,947)
Other -- net                                         623     (2,719)    (2,410)
- --------------------------------------------------------------------------------
      NET CASH USED IN FINANCING ACTIVITIES     (103,387)  (288,578)  (173,681)
- --------------------------------------------------------------------------------
Net increase (decrease) in cash and temporary
 cash investments                                 (5,548)    12,537    (13,331)
Cash and temporary cash investments at
 beginning of year                                37,782     25,245     38,576
- --------------------------------------------------------------------------------
Cash and temporary cash investments at end of
 year                                          $  32,234  $  37,782  $  25,245
===============================================================================

SUPPLEMENTAL CASH FLOW INFORMATION
CASH PAID DURING THE YEAR
Interest (net of amount capitalized)           $ 125,304  $ 126,014  $ 136,147
- --------------------------------------------------------------------------------
Income taxes                                   $ 133,303  $ 112,859  $  86,201
- --------------------------------------------------------------------------------

NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital lease obligations recorded (Note E)    $  11,811  $  17,089  $  22,028
ESOP preference stock issued                   $      --  $      --  $  30,000
================================================================================

See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED COMMON STOCKHOLDERS' EQUITY
- --------------------------------------------------------------------------------
                                             (Thousands of Dollars)
                             ---------------------------------------------------
                                1993          1992         1991         1990
- --------------------------------------------------------------------------------
COMMON STOCK
Common stock par value ($1
 per share)                  $   73,119   $   73,119   $   73,119   $   73,119
   Capital stock expense
    and other (change)              215         (437)         (49)         368
CAPITAL SURPLUS
Balance at end of year          928,140      927,925      928,362      928,411
   Net income                   143,982      141,518      133,565      121,672
   Dividends declared           (86,089)     (81,491)     (78,040)     (74,972)
RETAINED EARNINGS
Balance at end of year          554,604      496,711      436,684      381,159
   Stock reissued
    (repurchased) -- net          1,015          749      (23,496)     (34,117)
TREASURY STOCK
Balance at end of year         (325,280)    (326,295)    (327,044)    (303,548)
Total Common Stockholders'
 Equity                      $1,230,583   $1,171,460   $1,111,121   $1,079,141
================================================================================

See notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. SUMMARY OF ACCOUNTING POLICIES

CONSOLIDATION
- --------------------------------------------------------------------------------
The consolidated financial statements include the accounts of DQE (the Company) and its subsidiaries. All material intercompany balances and transactions have been eliminated in the preparation of the Consolidated Financial Statements of DQE.

On August 17, 1993, DE acquired a controlling interest in Chester Environmental, Inc. (Chester) for approximately $12 million. The acquisition was accounted for under the purchase method of accounting and Chester's results of operations have been included in the Company's consolidated financial statements since that date.

BASIS OF ACCOUNTING
- --------------------------------------------------------------------------------
The consolidated financial statements reflect the rate-making practices of Duquesne Light Company (Duquesne) and, as a result, contain regulatory assets and liabilities as deferred charges and credits in accordance with Statement of Financial Accounting Standards Number 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71). Duquesne's accounting practices conform to the Uniform System of Accounts prescribed by the Federal Energy Regulatory Commission (FERC)and the requirements of the Pennsylvania Public Utility Commission (PUC). The Company is also subject to the accounting and reporting requirements of the Securities and Exchange Commission (SEC).

PROPERTY, PLANT AND EQUIPMENT
- --------------------------------------------------------------------------------
The asset values of properties are stated at original construction cost, which includes related payroll taxes, pensions, and other fringe benefits, as well as administrative and general costs. Also included in original construction cost is an allowance for funds used during construction (AFC), which represents the estimated cost of debt and equity funds used to finance construction. The amount of AFC that is capitalized will vary according to changes in the cost of capital and in the level of construction work in progress (CWIP). On a current basis, Duquesne does not realize cash from the allowance for funds used during construction. Duquesne does realize cash, during the service life of the plant, through increased revenues reflecting a higher rate base (upon which a return is earned) and increased depreciation. The AFC rates applied to CWIP were 9.6 percent in 1993, 10.3 percent in 1992, and 9.6 percent in 1991.

Additions to, and replacements of, property units are charged to plant accounts. Maintenance, repairs and replacement of minor items of property are recorded as expenses when they are incurred. The costs of properties that are retired (plus removal costs and less any salvage value) are charged to the accumulated provision for depreciation.

Substantially all of Duquesne's properties are subject to a first mortgage lien, and substantially all of Duquesne's electric properties are subject to junior liens.

DEPRECIATION
- --------------------------------------------------------------------------------
Depreciation of property, plant and equipment, including plant-related intangibles, is recorded on a straight-line basis over the estimated useful lives of properties. Amortization of other intangibles is recorded on a straight-line basis over a five-year period. Depreciation and amortization of other properties are calculated on various bases.

NUCLEAR DECOMMISSIONING
- --------------------------------------------------------------------------------
The PUC ruled that recovery of the decommissioning costs for Beaver Valley Unit
1 could begin in 1977 and that recovery for Beaver Valley Unit 2 and Perry Unit
1 could begin in 1988. Duquesne expects to decommission each nuclear plant at the end of its life, a date that currently coincides with the expiration of each plant's operating license. (See Note L.) The total estimated decommissioning costs, including removal and decontamination costs, being recovered in rates are $70 million for Beaver Valley Unit 1, $20 million for Beaver Valley Unit 2, and $38 million for Perry Unit 1. These amounts were based upon the most recent studies available at the time of Duquesne's last rate case.

Since the time of Duquesne's last rate case, site specific studies have been performed to update the estimated decommissioning costs, in current dollars, for each of its nuclear generating units. In 1992, Duquesne's share of the estimated decommissioning costs for Beaver Valley Unit 2 was revised to $35 million. Duquesne's share of decommissioning costs, which is based on preliminary site specific studies to be finalized early in 1994, is estimated to increase to $134 million for Beaver Valley Unit 1 and to $71 million for Perry.

During 1994, it is Duquesne's intention to increase the annual contribution to its decommissioning trusts by $2 million to bring the total annual funding to approximately $4 million per year. Duquesne plans to continue making periodic reevaluations of estimated decommissioning costs, to provide additional funding from time to time, and to seek regulatory approval for recognition of these increased funding levels.

Duquesne records decommissioning costs under the category of depreciation expense and accrues a liability, equal to that amount, for nuclear decommissioning expense. Such nuclear decommissioning funds are deposited in external, segregated trust accounts. Trust fund earnings increase the fund balance and the recorded liability. The aggregate trust fund balances at the end of 1993 totaled $18.1 million. On the Company's consolidated balance sheet, the decommissioning trusts have been reflected in other property and investments, and the related liability has been recorded as other deferred credits.

MAINTENANCE
- --------------------------------------------------------------------------------
Maintenance expense incurred for scheduled refueling outages at Duquesne's nuclear units is deferred and amortized over the period between scheduled outages. Duquesne changed, as of January 1, 1993, its method of accounting for maintenance costs during scheduled major fossil station outages. Prior to that time, maintenance costs incurred for scheduled major outages at fossil stations were charged to expense as these costs were incurred. Under the new accounting policy, Duquesne accrues, over the periods between outages, anticipated expenses for scheduled major fossil station outages. (Maintenance costs incurred for non-major scheduled outages and for forced outages will continue to be charged to expense as such costs are incurred.) This new method was adopted to match more accurately the maintenance costs and the revenue produced during the periods between scheduled major fossil station outages.

The cumulative effect (approximately $5.4 million, net of income taxes of approximately $3.9 million) of the change on prior years was included in income in 1993. The effect of the change in 1993 was to reduce income, before the cumulative effect of changes in accounting principles, by approximately $2.4 million or $.05 per share and to reduce net income, after the cumulative effect of changes in accounting principles, by approximately $7.8 million or $.15 per share.

REVENUES
- --------------------------------------------------------------------------------
Meters are read monthly and customers are billed on the same basis. Revenues are recorded in the accounting periods for which they are billed. Deferred revenues are associated with the Company's 1987 rate case. (See Note J.)

INCOME TAXES
- --------------------------------------------------------------------------------
On January 1, 1993, the Company adopted Statement of Financial Accounting Standards Number 109 (SFAS No. 109). Implementation of SFAS No. 109 involved a change in accounting principles. The cumulative $8 million effect on prior years was reported in 1993 as an increase in net income.

SFAS No. 109 requires that the liability method be used in computing deferred taxes on all differences between book and tax bases of assets. These book tax differences occur when events and transactions recognized for financial reporting purposes are not recognized in the same period for tax purposes. As a utility, Duquesne recognizes uncollected deferred income taxes for these deferred tax liabilities that are expected to be recovered from customers through rates. The adoption of SFAS No. 109 on January 1, 1993, resulted in a $700 million increase in deferred tax liabilities and the recognition of $550 million in net regulatory assets. Prior to the adoption of SFAS No. 109, Duquesne recorded certain costs in electric plant in service net of taxes. Because SFAS No. 109 eliminates this "net of tax" accounting, the adoption of SFAS No. 109 also resulted in an increase in plant assets of $150 million.

When applied to reduce the Company's income tax liability, investment tax credits related to utility property generally were deferred. Such credits are subsequently reflected, over the lives of the related assets, as reductions to tax expense.

ENERGY COST RATE ADJUSTMENT CLAUSE (ECR)
- --------------------------------------------------------------------------------
Through the ECR, Duquesne recovers (to the extent that such amounts are not included in base rates) nuclear fuel, fossil fuel and purchased power expenses and, also through the ECR, passes to its customers the profits from short-term power sales to other utilities. Nuclear fuel expense is recorded on the basis of the quantity of electric energy generated and includes such costs as the fee, imposed by the United States Department of Energy (DOE), for future disposal and ultimate storage and disposition of spent nuclear fuel. Fossil fuel expense includes the costs of coal and fuel oil used in the generation of electricity.

Duquesne defers fuel and other energy expenses for recovery through the ECR in subsequent years. The deferrals reflect the difference between the amount that Duquesne is currently collecting from customers and its actual fuel costs. The Pennsylvania Public Utility Commission (PUC) annually reviews Duquesne's fuel costs for the fiscal year April through March, compares them to previously projected fuel costs and adjusts the ECR for over- or under-recoveries and for two PUC-established coal cost standards. (See Note J.)

Over- or under-recoveries from customers are recorded in the Consolidated Balance Sheet of DQE as payable to, or receivable from, customers. At December 31, 1993 and 1992, $10.1 million and $18.9 million were payable to customers and shown as deferred energy costs.

CASH FLOWS
- --------------------------------------------------------------------------------
For the purpose of the statement of cash flows, the Company considers all highly liquid investments maturing in three or fewer months to be cash equivalents.

RECLASSIFICATIONS
- --------------------------------------------------------------------------------
The 1992 and 1991 financial statements have been reclassified to conform with accounting presentations adopted during 1993.

B. EXTRAORDINARY PROPERTY LOSS

In 1984, companies comprising the CAPCO group agreed to minimize construction work and cash expenditures on Perry Unit 2 until several alternatives, including resumption of construction or cancellation of the unit, were evaluated. Duquesne abandoned its interest in the unit in 1986 and subsequently disposed of its interest in 1992.

In 1987, the PUC approved recovery, over a 10-year period, of Duquesne's original $155 million investment in Perry Unit 2. Duquesne is not earning a return on the as yet unrecovered portion (approximately $39.4 million at December 31, 1993) of its investment in the unit.

C.  CAPITALIZATION

COMMON STOCK
- --------------------------------------------------------------------------------
The Company or its predecessor, Duquesne, has continuously paid dividends on common stock since 1953. The quarterly dividend declared in the fourth quarter of 1993 was increased to $.42 per share. This annualized dividend of $1.68 per share was increased from $1.60 per share in 1992. The annualized dividend per share was $1.52 in 1991 and $1.44 in 1990.

Dividends may be paid on DQE common stock to the extent permitted by law and as declared by the board of directors. However, in Duquesne's Restated Articles of incorporation, provisions relating to preferred and preference stock may restrict the payment of Duquesne's common dividends. No dividends or distributions may be made on Duquesne's common stock if Duquesne has not paid dividends or sinking fund obligations on its preferred or preference stock. Further, the aggregate amount of Duquesne's common stock dividend payments or distributions may not exceed certain percentages of net income if the ratio of common stockholders' equity to total capitalization is less than specified percentages. As all of Duquesne's common stock is owned by DQE, to the extent that Duquesne cannot pay common dividends, DQE may not be able to pay dividends to its common stockholders. No part of the retained earnings of DQE or any of its subsidiaries was restricted at December 31, 1993.

CHANGES IN THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
- --------------------------------------------------------------------------------
                                                         1993    1992    1991
                                                (Amounts in Thousands of Shares)
- --------------------------------------------------------------------------------
Outstanding as of January 1                             52,950  52,905  53,759
Reissuance from treasury stock                              62      45      17
Repurchase of common stock                                  --      --    (871)
- --------------------------------------------------------------------------------
      OUTSTANDING AS OF DECEMBER 31                     53,012  52,950  52,905
================================================================================

PREFERRED AND PREFERENCE STOCK
- --------------------------------------------------------------------------------
Holders of Duquesne's preferred stock are entitled to cumulative quarterly dividends. If four quarterly dividends on any series of preferred stock are in arrears, holders of the preferred stock are entitled to elect a majority of Duquesne's board of directors until all dividends have been paid. At December
31, 1993, Duquesne had made all preferred stock dividend payments.

Holders of Duquesne's preference stock are entitled to receive cumulative quarterly dividends if dividends on all series of preferred stock are paid. If six quarterly dividends on any series of preference stock are in arrears, holders of the preference stock are entitled to elect two of Duquesne's directors until all dividends have been paid. At December 31, 1993, Duquesne had made all dividend payments.

Outstanding preferred and preference stock is generally callable, on notice of not less than 30 days, at stated prices (See table on page 27.) plus accrued dividends. On January 14, 1994, Duquesne called for redemption of all of its outstanding shares of $2.10 and $7.50 preference stock. None of the remaining preferred or preference stock issues has mandatory purchase requirements.

In December 1991, the Company established an Employee Stock Ownership Plan
(ESOP) to provide matching contributions for a 401(k) Retirement Savings Plan for Management Employees. (See Note I.) Duquesne issued and sold 845,070 shares of redeemable preference stock, plan series A to the trustee of the ESOP. As consideration for the stock, Duquesne received a note valued at $30 million from the trustee. The preference stock has an annual dividend rate of $2.80 per share, and each share of the preference stock is exchangeable for one share of DQE common stock. At December 31, 1993, $27.1 million of preference stock issued in connection with the establishment of the ESOP had been offset, for financial statement purposes, by the recognition of a deferred ESOP benefit. Dividends on the preference stock and cash contributions from Duquesne will be used to repay the ESOP note. During 1993, Duquesne made cash contributions of approximately $2.1 million, the difference between the ESOP debt service and the amount of dividends on ESOP shares (approximately $2.3 million). As shares of preference stock are allocated to the accounts of participants in the ESOP, the Company recognizes compensation expense, and the amount of the deferred compensation benefit is amortized. In 1993, the Company recognized $1.7 million of compensation expense related to the 401(k) plan.


PREFERRED AND PREFERENCE STOCK OF DUQUESNE LIGHT COMPANY AT DECEMBER 31
- --------------------------------------------------------------------------------------------------------------
                                                              (Shares and Amounts in Thousands)
                                                  ------------------------------------------------------------
                                                        1993                1992                1991
                                    Call Price    ------------------  ------------------  --------------------
                                    Per Share      Shares    Amount    Shares    Amount     Shares    Amount
- --------------------------------------------------------------------------------------------------------------
PREFERRED STOCK SERIES: (a)
3.75% (b) (c)                         $ 51.00         148   $  7,407        148  $ 7,407       148    $  7,407
4.00% (b) (c)                           51.50         550     27,486        550   27,486       550      27,486
4.10% (b) (c)                           51.75         120      6,012        120    6,012       120       6,012
4.15% (b) (c)                           51.73         132      6,643        132    6,643       132       6,643
4.20% (b) (c)                           51.71         100      5,021        100    5,021       100       5,021
$2.10 (b) (c)                           51.84         159      8,039        159    8,039       159       8,039
$7.20 (c) (d)                          101.00         319     31,915        319   31,915       319      31,915
$8.375 (d) (e)                             --          --         --         --       --        80       7,945
- --------------------------------------------------------------------------------------------------------------
      TOTAL PREFERRED STOCK                         1,528     92,523      1,528   92,523     1,608     100,468
- --------------------------------------------------------------------------------------------------------------
PREFERENCE STOCK SERIES: (f)
$2.100 (c) (g) (h)                      25.00       1,175     29,383      1,175   29,383     1,175      29,383
$7.500 (d) (e) (h)                     101.00          84      8,392         86    8,579        87       8,692
$9.125 (d) (e)                             --          --         --         --       --       161      16,100
Plan Series A (c) (i)                   37.74         844     29,956        845   29,995       845      30,000
- --------------------------------------------------------------------------------------------------------------
      TOTAL PREFERENCE STOCK                        2,103     67,731      2,106   67,957     2,268      84,175
- --------------------------------------------------------------------------------------------------------------
Purchase and sinking fund requirements                            --                  --               (17,300)
Deferred ESOP benefit                                        (27,126)            (28,471)              (30,000)
- --------------------------------------------------------------------------------------------------------------
      TOTAL PREFERRED AND PREFERENCE STOCK          3,631   $133,128      3,634 $132,009     3,876    $137,343
==============================================================================================================

(a) Preferred stock: 4,000,000 authorized shares; $50 par value; cumulative.
(b) $50 per share involuntary liquidation value
(c) Non-redeemable
(d) $100 per share involuntary liquidation value
(e) Redeemable
(f) Preference stock: 8,000,000 authorized shares; $1 par value; cumulative
(g) $25 per share involuntary liquidation value
(h) Redeemed January 14, 1994
(i) $35.50 per share involuntary liquidation value


LONG-TERM DEBT
- --------------------------------------------------------------------------------
At December 31, 1993, Duquesne had $1.433 billion of outstanding debt securities; these consisted of $960 million of first collateral trust bonds, $49 million of first mortgage bonds, $418 million of pollution control notes and $6 million of debentures.

During 1992, Duquesne began issuing secured debt under a new first collateral trust indenture. This indenture will ultimately replace Duquesne's 1947 first mortgage bond indenture.

First collateral trust bonds totaling $695 million and $265 million, and having average interest rates of 6.58 percent and 8.04 percent, were issued in 1993 and 1992.

Since 1985, the Company has reacquired $1.561 billion of first mortgage bonds. The difference between the purchase prices and the net carrying amounts of these bonds has been included in the consolidated balance sheet as unamortized loss on reacquired debt. At December 31, 1993, the balance of unamortized loss on reacquired debt was $95.3 million.

LONG-TERM DEBT AT DECEMBER 31
  SENIOR SECURED DEBT
- ----------------------------------------------------------------------------------
                                                        Principal Outstanding
                                                 (Amounts In Thousands of Dollars)
                                                 ---------------------------------
Interest Rate (a)   Maturity                              1993           1992
- ----------------------------------------------------------------------------------
First Collateral Trust Bonds:
         4.75%       5-15-96                          $   50,000    $       --
         6.08%      11-15-97                              50,000        50,000
         6.15%       2-12-98                              35,000            --
         5.85%       6-01-98                              35,000            --
         6.55%      11-15-98                               5,000         5,000
         5.90%       7-01-99                              75,000            --
         6.45%       3-01-00                              45,000            --
         6.10%       5-10-00                              55,000            --
         6.65%       4-01-03                              45,000            --
         6.70%       5-15-03                              55,000            --
        6.625%       6-15-04                             100,000            --
         8.75%       5-15-22                             100,000       100,000
         8.20%      11-15-22                              10,000        10,000
        7.625%       4-15-23                             100,000            --
        8.375%       5-15-24                             100,000       100,000
         7.55%       6-15-25                             100,000            --
Less current maturities and sinking fund
 requirements (b)                                         (9,600)           --
- ----------------------------------------------------------------------------------
     TOTAL FIRST COLLATERAL TRUST BONDS                  950,400       265,000
- ----------------------------------------------------------------------------------
First Mortgage Bonds:
         8.25%       6-1-95                               49,500        50,000
        5.125%       2-1-96                                   --        22,800
         5.25%       2-1-97                                   --        24,600
        6.375%       2-1-98                                   --        34,700
         7.00%       1-1-99                                   --        30,000
         7.75%       7-1-99                                   --        28,647
         8.75%       3-1-00                                   --        29,700
        7.875%       3-1-01                                   --        34,650
         7.50%      12-1-01                                   --        26,461
         7.50%       6-1-02                                   --        28,470
         7.25%       1-1-03                                   --        32,670
         7.75%       7-1-03                                   --        35,000
        8.625%       4-1-04                                   --        43,650
         9.50%       3-1-05                                   --        49,000
        8.375%       4-1-07                                   --        96,400
         9.50%      12-1-16                                   --        98,000
         9.00%       2-1-17                                   --        99,000
Less current maturities and sinking fund
 requirements                                               (500)      (10,650)
- ----------------------------------------------------------------------------------
     TOTAL FIRST MORTGAGE BONDS                           49,000       753,098
- ----------------------------------------------------------------------------------
     TOTAL SENIOR SECURED DEBT                           999,400     1,018,098
- ----------------------------------------------------------------------------------

LONG-TERM DEBT AT DECEMBER 31
  OTHER LONG-TERM DEBT
- ---------------------------------------------------------------------------------------------------------
                                                                               Principal Outstanding
                                                                        (Amounts In Thousands of Dollars)
                                                                        ---------------------------------
Interest Rate (a)        Maturity     Series                                         1993         1992
- ---------------------------------------------------------------------------------------------------------
Pollution Control Notes:
        (c) (d)            9-1-11     1992 Allegheny County Series A                47,925       47,925
            (c)           12-1-13     1990 Allegheny County Series A                50,000       50,000
         5.739%            6-1-03     1973 Beaver County Series A                    9,500        9,800
            (c)            8-1-09     1990 Beaver County Series B                   18,000       18,000
          6.90%            9-1-11     1976 Beaver County Series C                   15,000       15,000
        11.625%           12-1-14     1984 Beaver County Series B                   51,000       51,000
            (c)            8-1-20     1990 Beaver County Series A                   13,700       13,700
            (c)            8-1-25     1990 Beaver County Series C                   44,250       44,250
        (c) (d)            9-1-30     1993 Beaver County Series A                   25,000           --
         10.50%           10-1-13     1983 Ohio Development Authority                   --       20,500
        11.125% (d)        2-1-15     1985 Ohio Development Authority               38,610       38,610
            (c)            9-1-18     1988 Ohio Development Authority               71,000       71,000
          6.65% (e)       10-1-23     1989 Ohio Development Authority               13,500       13,500
        (c) (d)           10-1-27     1993 Ohio Development Authority               20,500           --
Less current maturities and sinking fund requirements                               (1,719)        (690)
- ---------------------------------------------------------------------------------------------------------
     TOTAL POLLUTION CONTROL NOTES                                                 416,266      392,595
- ---------------------------------------------------------------------------------------------------------
5% sinking fund debentures due March 1, 2010 (f)                                     6,042        6,042
- ---------------------------------------------------------------------------------------------------------
Miscellaneous                                                                          509          278
- ---------------------------------------------------------------------------------------------------------
Less unamortized debt discount and premium -- net                                   (5,219)      (4,012)
- ---------------------------------------------------------------------------------------------------------
     TOTAL LONG-TERM DEBT                                                       $1,416,998   $1,413,001
=========================================================================================================

(a) These interest rates are the average coupon rate for multiple issuances with the same maturity dates.

(b) Sinking fund requirement relates to the first mortgage bonds held by the trustee as collateral for the publicly-held collateral trust bonds. The outstanding collateral trust bonds do not have a sinking fund requirement.

(c) Certain of the pollution control notes have adjustable interest rate periods currently ranging from 1 to 360 days. On 30 days' to 90 days' notice prior to any interest reset date, the Company can change the subsequent interest rate period on the notes to a different interest rate period ranging from 1 day to the final maturity of the bonds.

(d)  Issued in the form of first mortgage bonds or first collateral trust bonds.

(e) Fixed rate through first five years, thereafter becoming variable rates as in footnote c.

(f) As of January 1994, the sinking fund requirement for 1995 had been met and the requirement for 1996 had been partially satisfied.


At December 31, 1993 and 1992, the Company was in compliance with all of its debt covenants.

At December 31, 1993, sinking fund requirements and maturities of long-term debt outstanding for the next five years were: $11.8 million and $.1 million in 1994; $11.4 million and $49.6 million in 1995; $11.2 million and $50.1 million in 1996; $10.8 million and $50.0 million in 1997; and $10.1 million and $75.0 million in 1998.

Sinking fund requirements relate primarily to the first mortgage bonds and may be satisfied by cash or the certification of property additions equal to 166 2/3 percent of the bonds required to be redeemed. During 1993, annual sinking fund requirements of $.5 million were satisfied by cash and $4.8 million by certification of property additions.

Total interest costs incurred were $118.1 million in 1993, $133.9 million in 1992 and $147.2 million in 1991. Of these amounts, which included AFC, $2.0 million in 1993, $4.7 million in 1992 and $9.3 million in 1991 were capitalized. Debt discount or premium and related issuance expenses are amortized over the lives of the applicable issues.

In 1992, Duquesne was involved in the issuance of $419.0 million of collateralized lease bonds, which were originally issued by an unaffiliated corporation for the purpose of partially financing the lease of Beaver Valley Unit 2. Duquesne is also associated with a letter of credit securing the lessors' $188 million equity interest in the unit and certain tax benefits. If certain specified events occur, the letter of credit could be drawn down by the owners, the leases could terminate and the bonds would become direct obligations of Duquesne.

The pollution control notes arise from the sale of bonds by public authorities for the purposes of financing construction of pollution control facilities at Duquesne's plants or refunding previously issued bonds.

Duquesne is obligated to pay the principal and interest on the bonds. For certain of the pollution control notes, there is an annual commitment fee for an irrevocable letter of credit. Under certain circumstances, the letter of credit is available for the payment of interest on, or redemption of, a portion of the notes. In June 1993, $25 million of pollution control notes were issued; the proceeds were used to reimburse Duquesne for pollution control expenditures related to the Beaver Valley plant. In August 1993, pollution control notes totaling $20.5 million were refinanced at lower interest rates.

At December 31, 1993, the fair value of the Company's long-term debt and redeemable preference stock approximated the carrying value. The fair value of the Company's long-term debt and redeemable preference stock was estimated on the basis of (a) quoted market prices for the same or similar issues or (b) current rates offered to the Company for debt of the same remaining maturities.

D.  RECEIVABLES

An arrangement between Duquesne and an unaffiliated corporation entitles Duquesne to sell, and the corporation to purchase, up to $100 million of Duquesne's accounts receivable. At December 31, 1993 and 1992, Duquesne had sold $7.1 million and $66.3 million of electric customer accounts receivable and $1.9 million and $9.7 million of CAPCO receivables, respectively, to the unaffiliated corporation. The sales agreement includes a limited recourse obligation under which Duquesne could be required to repurchase certain of the receivables. The maximum amount of Duquesne's contingent liability was $2.8 million at December 31, 1993.

Other receivables in the Consolidated Balance Sheet of DQE include receivables of DQE's other subsidiaries. These receivables amounted to $31.8 million and $1.0 million at December 31, 1993 and 1992, respectively.

E.  LEASES

Duquesne leases nuclear fuel, a portion of a nuclear generating plant, office buildings, computer equipment and other property and equipment.

CAPITAL LEASES AT DECEMBER 31
- --------------------------------------------------------------------------------
                                                          1993          1992
                                                         (Amounts in Thousands
                                                               of Dollars)
- --------------------------------------------------------------------------------
Nuclear fuel                                            $136,755     $ 169,837
Electric plant                                            41,045        42,335
- --------------------------------------------------------------------------------
     TOTAL                                               177,800       212,172
Less accumulated amortization                            (84,717)     (101,860)
- --------------------------------------------------------------------------------
     PROPERTY HELD UNDER CAPITAL LEASES -- NET (A)      $ 93,083     $ 110,312
================================================================================

(a) Includes $3,492 in 1993 and $3,782 in 1992 of capital leases with associated obligations retired.


In 1987, Duquesne sold its 13.74 percent interest in Beaver Valley Unit 2; the sale was exclusive of transmission and common facilities. The total sales price of $537.9 million was the appraised value of Duquesne's interest in the property. Duquesne subsequently leased back its interest in the unit for a term of 29.5 years. The lease provides for semiannual payments and is accounted for as an operating lease. Duquesne is responsible under the terms of the lease for all costs of its interest in the unit. In December 1992, Duquesne participated in the refinancing of collateralized lease bonds originally issued in 1987 for the purpose of partially financing the lease of Beaver Valley Unit 2. In accordance with the Beaver Valley Unit 2 lease agreement, Duquesne paid the premiums of approximately $36.4 million as a supplemental rent payment to the lessors. This amount was deferred and is being amortized over the remaining lease term. At December 31, 1993, the balance was approximately $34.9 million.

Leased nuclear fuel is amortized as the fuel is burned. The amortization of all other leased property is based on rental payments made. Payments for capital and operating leases are charged to operating expenses on the statement of consolidated income.

SUMMARY OF RENTAL PAYMENTS
- --------------------------------------------------------------------------------
                                                 1993       1992        1991
                                              (Amounts in Thousands of Dollars)
- --------------------------------------------------------------------------------
Operating leases                               $57,398    $ 64,986    $ 65,414
Amortization of capital leases                  28,758      43,119      39,323
Interest on capital leases                       5,382       7,880      10,057
- --------------------------------------------------------------------------------
     TOTAL RENTAL PAYMENTS                     $91,538    $115,985    $114,794
================================================================================


Future minimum lease payments for capital leases are related principally to the estimated use of nuclear fuel financed through leasing arrangements and building leases. Minimum payments for operating leases are related principally to Beaver Valley Unit 2 and the corporate headquarters.

FUTURE MINIMUM LEASE PAYMENTS
- --------------------------------------------------------------------------------
                                              Operating Leases   Capital Leases
Year Ended December 31,                       (Amounts in Thousands of Dollars)
- --------------------------------------------------------------------------------
1994                                                $   53,467         $ 39,500
1995                                                    51,970           24,987
1996                                                    51,949           13,811
1997                                                    51,836            8,041
1998                                                    51,711            4,749
1999 and thereafter                                    976,176           28,278
- --------------------------------------------------------------------------------
     TOTAL MINIMUM LEASE PAYMENTS                   $1,237,109          119,366
- --------------------------------------------------------------------------------
Less amount representing interest                                       (29,775)
- --------------------------------------------------------------------------------
Present value of minimum lease payments
  for capital leases                                                   $ 89,591
================================================================================


Future payments due to the Company, as of December 31, 1993, under subleases of its corporate headquarters space are approximately $1.7 million in 1994, $3.4 million in 1995 and $24.9 million thereafter.

The Company, through its Montauk subsidiary, is the lessor in five leveraged lease arrangements involving manufacturing equipment, mining equipment, rail equipment and natural gas processing equipment. These leases expire in various years beginning 2001 through 2012. The residual value of the equipment, which belongs to the Company after the leases expire, is estimated to approximate 14 percent of the original cost. The Company's aggregate equity investment represents 22 percent of the aggregate original cost of the property and is secured by guarantees of each lessee's parent or affiliate. The remaining 78 percent was financed by non-recourse debt provided by lenders who have been granted, as their sole remedy in the event of default by the lessees, an assignment of rentals due under the leases and a security interest in the leased property. This debt amounted to $143.5 million at December 31, 1993.

NET INVESTMENT IN LEVERAGED LEASES AT DECEMBER 31
- --------------------------------------------------------------------------------
                                                              1993       1992
                                                          (Amounts in Thousands
                                                                of Dollars)
- --------------------------------------------------------------------------------
Rentals receivable (net of principal and interest on the
non-recourse debt)                                          $ 52,016   $ 34,322
Estimated residual value of leased assets                     26,470     15,951
     Less: Unearned income                                   (30,384)   (18,133)
- --------------------------------------------------------------------------------
Investment in leveraged leases                                48,102     32,140
     Less: Deferred taxes arising from leveraged leases      (22,845)    (8,910)
- --------------------------------------------------------------------------------
     NET INVESTMENT IN LEVERAGED LEASES                     $ 25,257   $ 23,230
================================================================================

In 1993, the Company's pre-tax and after-tax income from leveraged leasing in 1993 was $5.1 million and $3.2 million, respectively.

F.  INCOME TAXES

The annual federal corporate income tax returns have been audited by the United States Internal Revenue Service (IRS) for the tax years through 1989. Returns filed for the tax years 1990 to date remain subject to IRS review. The Company does not believe that final settlement of the federal tax returns for these years will have a materially adverse effect on its financial position or results of operations. The effects of the 1993 adoption of SFAS No. 109 are discussed in Note A. Implementation of the standard involved a change in accounting principles. The cumulative effect of $8 million on prior years was reported in 1993 as an increase in net income. The SFAS No. 109 impact to 1993 income before cumulative effect of changes in accounting principles is immaterial.

At December 31, 1993, the accumulated deferred income taxes of the Company totaled $1.169 billion. As discussed in Note A, this includes the deferred tax liability for the book and tax bases differences associated with (i) electric plant in service of $855 million; (ii) uncollected deferred income taxes of $199 million; and (iii) unamortized loss on reacquired debt of $40.9 million. The Company also nets against this liability balance the deferred tax assets associated with (i) investment tax credits unamortized of $45.3 million and (ii) the gain on the sale and leaseback of Beaver Valley Unit 2 of $67.1 million. The Company expects to realize these deferred tax assets.

TOTAL INCOME TAX EXPENSE
- --------------------------------------------------------------------------------------------------
                                                                 1993        1992         1991
                                                                (Amounts in Thousands of Dollars)
- --------------------------------------------------------------------------------------------------
Included in operating expenses:
   Currently payable:                        Federal           $100,360    $ 73,135     $ 85,511
                                             State               37,975      27,875       32,080
   Deferred -- net:                          Federal            (17,643)      5,369       (4,823)
                                             State               (9,007)     (3,750)     (10,750)
   Investment tax credits deferred -- net                        (5,399)     (5,436)      (5,328)
- --------------------------------------------------------------------------------------------------
      TOTAL INCLUDED IN OPERATING EXPENSES                      106,286      97,193       96,690
- --------------------------------------------------------------------------------------------------
Included in other income and deductions:
   Currently payable:                        Federal            (17,557)      7,265        2,131
                                             State               (1,220)      2,983        1,074
   Deferred:                                 Federal                251       1,654        1,943
                                             State                  100         377          443
   Investment tax credits                                          (607)       (532)        (459)
- --------------------------------------------------------------------------------------------------
      TOTAL INCLUDED IN OTHER INCOME
        AND DEDUCTIONS                                          (19,033)     11,747        5,132
- --------------------------------------------------------------------------------------------------
      TOTAL INCOME TAX EXPENSE                                 $ 87,253    $108,940     $101,822
==================================================================================================

Total income taxes differ from the amount computed by applying the statutory federal income tax rate to income before income taxes, preferred and preference dividends of subsidiary and before the cumulative effect of changes in accounting principles.

INCOME TAX EXPENSE RECONCILIATION
- --------------------------------------------------------------------------------
                                                  1993       1992       1991
                                               (Amounts in Thousands of Dollars)
- --------------------------------------------------------------------------------
Computed federal income tax at statutory rate   $ 83,247   $ 88,355   $ 83,704
Increase (decrease) in taxes resulting from:
   Tax audit settlement                          (15,000)        --         --
   Excess of book over tax depreciation            7,162      3,830      5,333
   State income taxes, net of federal income
    tax benefit                                   18,101     18,140     15,079
   Amortization of deferred investment tax
    credits                                       (6,006)    (5,969)    (5,787)
   Other -- net                                     (251)     4,584      3,493
- --------------------------------------------------------------------------------
      TOTAL INCOME TAX EXPENSE                  $ 87,253   $108,940   $101,822
================================================================================

SOURCES OF DEFERRED TAX EXPENSE
- --------------------------------------------------------------------------------
                                                  1993       1992       1991
                                               (Amounts in Thousands of Dollars)
- --------------------------------------------------------------------------------
Sources of income taxes deferred and the
 related tax effects were:
   Excess of tax depreciation                   $ 19,141   $ 25,188   $ 20,957
   Deferred revenues recorded/(recovered) for
    book purposes                                (37,576)   (30,702)   (21,240)
   Allowance for uncollectible accounts           (2,890)     9,760     (5,930)
   Fuel costs                                      4,829    (10,820)     1,047
   Loss on early retirement of debt                9,798     20,999       (166)
   Other -- net                                  (19,601)   (10,775)    (7,855)
- --------------------------------------------------------------------------------
      Total Deferred Income
         Tax Expense (Benefit)                  $(26,299)  $  3,650   $(13,187)
================================================================================

G. SHORT-TERM BORROWING AND REVOLVING CREDIT ARRANGEMENTS

The Company, through its subsidiaries, has, with banks, extendable revolving credit agreements totaling $278.5 million. Expiration dates vary during 1994. Interest rates can, in accordance with the option selected at the time of each borrowing, be based on prime, federal funds, Eurodollar or CD rates. Commitment fees are based on the unborrowed amount of the commitments.

There were no short-term borrowings during 1992. During 1993 and 1991, the maximum short-term bank and commercial paper borrowings outstanding were $36 million and $66 million; the average daily short-term borrowings outstanding were $9.9 million and $11.0 million; and the weighted average daily interest rates applied to such borrowings were 3.91 percent and 6.36 percent, respectively. At December 31, 1993, short-term borrowings were $36 million. There were no short-term borrowings at December 31, 1992 or 1991.

H.  CHANGES IN WORKING CAPITAL OTHER THAN CASH

CHANGES IN WORKING CAPITAL OTHER THAN CASH, NET OF EFFECTS FROM PURCHASE OF
CHESTER ENVIRONMENTAL, INC.
- --------------------------------------------------------------------------------
                                                  1993       1992       1991
                                               (Amounts in Thousands of Dollars)
- --------------------------------------------------------------------------------
Accounts receivable                             $(103,188)  $64,088   $(53,829)
Materials and supplies                             13,635    (4,151)    (3,122)
Other current assets                                4,631     7,140     (8,084)
Accounts payable                                   (7,961)   (8,818)      (827)
Other current liabilities                         (18,794)   (9,589)    22,812
- --------------------------------------------------------------------------------
   TOTAL                                        $(111,677)  $48,670   $(43,050)
================================================================================

I.  EMPLOYEE BENEFITS

RETIREMENT PLANS
- --------------------------------------------------------------------------------
The Company maintains retirement plans to provide pensions for all full-time employees. Upon retirement, an employee receives a monthly pension based on his or her length of service and compensation. The cost of funding the pension plan is determined by the unit credit actuarial cost method. The Company's policy is to record this cost as an expense and to fund the pension plans by an amount that is at least equal to the minimum funding requirements of the Employee Retirement Income Security Act (ERISA) but not to exceed the maximum tax deductible amount for the year. Pension costs charged to expense or construction were $9.8 million for 1993, $11.4 million for 1992 and $11.2 million for 1991.

FUNDED STATUS OF THE RETIREMENT PLANS AND AMOUNTS RECOGNIZED ON THE CONSOLIDATED
BALANCE SHEET OF DQE AT DECEMBER 31
- --------------------------------------------------------------------------------
                                                  1993       1992       1991
                                               (Amounts in Thousands of Dollars)
- --------------------------------------------------------------------------------
Actuarial present value of benefits rendered
 to date:
Vested benefits                                 $321,249   $287,360   $279,917
Non-vested benefits                               16,826     16,252     14,294
- --------------------------------------------------------------------------------
Accumulated benefit obligations based on
 compensation to date                            338,075    303,612    294,211
Additional benefits based on estimated future
 salary levels                                    74,718     77,017     64,919
- --------------------------------------------------------------------------------
Projected benefit obligation                     412,793    380,629    359,130
Fair market value of plan assets                 434,384    411,440    392,027
- --------------------------------------------------------------------------------
Projected benefit obligation under plan assets  $ 21,591   $ 30,811   $ 32,897
================================================================================
Unrecognized net gain                           $ 80,411   $ 81,971   $ 86,695
Unrecognized prior service cost                  (21,449)   (20,848)   (22,317)
Unrecognized net transition liability            (19,289)   (21,102)   (22,913)
Net pension liability per balance sheet          (18,082)    (9,210)    (8,568)
- --------------------------------------------------------------------------------
   TOTAL                                        $ 21,591   $ 30,811   $ 32,897
================================================================================
Assumed rate of return on plan assets               8.00%      8.00%      7.50%
- --------------------------------------------------------------------------------
Discount rate used to determine projected
 benefit obligation                                 7.00%      7.50%      7.50%
- --------------------------------------------------------------------------------
Assumed change in compensation levels               5.25%      5.75%      5.75%
- --------------------------------------------------------------------------------

Pension assets consist primarily of common stocks, United States obligations and corporate debt securities.

COMPONENTS OF NET PENSION COST
- --------------------------------------------------------------------------------
                                                  1993       1992       1991
                                               (Amounts in Thousands of Dollars)
- --------------------------------------------------------------------------------
Service cost (Benefits earned during the year)  $ 11,657   $ 11,397   $  9,911
Interest on projected benefit obligation          27,423     26,390     24,705
Return on plan assets                            (41,725)   (26,736)   (80,716)
Net amortization and deferrals                    12,454        325     57,319
- --------------------------------------------------------------------------------
   NET PENSION COST                             $  9,809   $ 11,376   $ 11,219
================================================================================

RETIREMENT SAVINGS PLAN AND OTHER BENEFIT OPTIONS
- --------------------------------------------------------------------------------
The Company sponsors separate 401(k) retirement plans for its union-represented employees and its management employees. The 401(k) Retirement Savings Plan for Management Employees provides that the Company will match employee contributions to a 401(k)
account up to a maximum of 6 percent of his or her eligible salary. The Company match consists of a $.25 base match and an additional $.25 incentive match, if targets approved by the Company's board of directors are met. The 1993 incentive target was met. The Company is funding its matching contributions with contributions to an ESOP established in December 1991. (See Note C.)

DQE shareholders have approved a long-term incentive plan through which the Company may grant management employees options to purchase, during the years 1987 through 2003, up to a total of five million shares of DQE common stock at prices equal to the fair market value of such stock on the dates the options were granted. At December 31, 1993, approximately 2.9 million of these shares were available for future grants.

As of December 31, 1993, 1992 and 1991, respectively, active grants totaled 1,204,000; 848,000; and 1,278,000 shares. Exercise prices of these options ranged from $12.3125 to $34.1875 at December 31, 1993 and from $12.3125 to $28.75 at December 31, 1992 and 1991. Expiration dates of these grants ranged from 1997 to 2003 at December 31, 1993; from 1997 to 2002 at December 31, 1992; and from 1997 to 2001 at December 31, 1991. As of December 31, 1993, 1992 and 1991, respectively, stock appreciation rights (SARs) had been granted in connection with 800,000; 623,000; and 822,000 of the options outstanding. During 1993, 103,000 SARs were exercised; 16,000 options were exercised at prices ranging from $12.3125 to $28.375; and 52,000 options lapsed. During 1992, 108,000 SARs were exercised; 50,000 options were exercised at prices ranging from $12.3125 to $26.375; and 59,000 options lapsed. During 1991, 229,000 SARs were exercised; 11,000 options were exercised at $12.3125; and 48,000 options lapsed. Of the active grants at December 31, 1993, 1992 and 1991, respectively, 578,000; 232,000; and 541,000 were not exercisable.

OTHER POSTRETIREMENT BENEFITS
- --------------------------------------------------------------------------------
In addition to pension benefits, the Company provides certain health care benefits and life insurance for some retired employees. Substantially all of the Company's full-time employees may, upon attaining the age of 55 and meeting certain service requirements, become eligible for the same benefits available to retired employees. Participating retirees make contributions, which are adjusted annually, to the health care plan. The life insurance plan is non-contributory. Company-provided health care benefits terminate when covered individuals become eligible for Medicare benefits or reach age 65, whichever comes first. The
Company funds actual expenditures for obligations under the plans on a "pay-as-you-go basis." The Company has the right to modify or terminate the plans.

As of January 1, 1993, the Company adopted Statement of Financial Accounting Standards Number 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, which requires the actuarially determined costs of the aforementioned postretirement benefits to be accrued over the period from the date of hire until the date the employee becomes fully eligible for benefits. The Company has adopted the new standard prospectively and has elected to amortize the transition liability over 20 years.

In prior years, the Company recognized the cost of providing postretirement benefits by expensing the contributions as they were made. Costs recognized under this method in 1992 approximated $1.2 million. The new accrual method increased the cost recognized for providing postretirement benefits to approximately $6.0 million.

COMPONENTS OF POSTRETIREMENT COST
- --------------------------------------------------------------------------------
                                                                           1993
                                                           (Amounts in Thousands
                                                                     of Dollars)
- --------------------------------------------------------------------------------
Service cost (Benefits earned during the period)                          $1,779
Interest cost on accumulated benefit obligation                            2,497
Amortization of the transition obligation over twenty years                1,700
- --------------------------------------------------------------------------------
   TOTAL POSTRETIREMENT COST                                              $5,976
================================================================================

The accumulated postretirement benefit obligation comprises the present value of the estimated future benefits payable to current retirees and a pro rata portion of estimated benefits payable to active employees after retirement.

FUNDED STATUS OF POSTRETIREMENT PLAN AND AMOUNTS RECOGNIZED ON THE CONSOLIDATED
BALANCE SHEET OF DQE AT DECEMBER 31, 1993
- --------------------------------------------------------------------------------
                                               (Amounts in Thousands of Dollars)
Actuarial present value of benefits:
Retirees                                                               $  4,830
Fully eligible active plan participants                                   3,482
Other active plan participants                                           24,170
- --------------------------------------------------------------------------------
Accumulated postretirement benefit obligation                            32,482
Fair market value of plan assets                                              0
- --------------------------------------------------------------------------------
Accumulated benefit obligation in excess of plan assets                $(32,482)
================================================================================
Unrecognized net loss                                                  $   (122)
Unrecognized prior service cost                                           4,383
Unrecognized net transition liability                                   (32,296)
Postretirement liability per balance sheet                               (4,447)
- --------------------------------------------------------------------------------
   TOTAL                                                               $(32,482)
================================================================================

For measurement purposes, a 10.5 percent increase in the cost of covered health care benefits was assumed as of January 1, 1993. This rate is assumed to decrease to 5.5 percent by 1999 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. A 1 percent increase in the health care cost trend rate would increase the accumulated postretirement benefit obligation by $4.0 million at January 1, 1994, and the net annual cost by $.6 million for the year. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7 percent.

J.  RATE MATTERS

1987 RATE CASE
- --------------------------------------------------------------------------------
In March 1988, the PUC adopted a rate order that increased Duquesne's annual revenues by $232 million. This increase is being phased in from April 1, 1988 through April 1, 1994. Deficiencies which resulted from the phase-in plan in current revenues from customers have been included in the consolidated income statement as deferred revenues. Deferred revenues have been recorded on the balance sheet as a deferred asset for future recovery. As customers are billed for deficiencies related to prior periods, this deferred asset is reduced. As designed, the phase-in plan provides for carrying charges (at the after-tax AFC rate) on revenues deferred for future recovery. Since April 1993, Duquesne has not recorded additional carrying charges on the deferred revenue balance.
Duquesne had recovered previously deferred revenues and carrying charges of $285.9 million as of December 31, 1993. Phase-in plan deferrals of $28.6 million remained unrecovered as of that date. Duquesne expects to recover this remaining unrecovered balance by the end of the phase-in period.

At this time, Duquesne has no pending base rate case and has no immediate plans to file a base rate case.

DEFERRED RATE SYNCHRONIZATION COSTS
- --------------------------------------------------------------------------------
In 1987, the PUC approved Duquesne's petition to defer initial operating and other costs of Perry Unit 1 and Beaver Valley Unit 2. Duquesne deferred the costs incurred from November 17, when the units went into commercial operation, until March 25, 1988 when a rate order was issued. In its order, the PUC deferred ruling on whether these costs would be recoverable from ratepayers. At December 31, 1993, these costs totaled $51.1 million, net of deferred fuel savings related to the two units. Duquesne is not earning a return on the deferred costs.

Duquesne believes that these deferred costs are recoverable. In 1990, another Pennsylvania utility was permitted recovery, with no return on the unamortized balance, of similar costs over a 10-year period.

DEFERRED ENERGY COSTS
- --------------------------------------------------------------------------------
Duquesne defers fuel and other energy costs for recovery in subsequent years through the ECR. The deferrals reflect the difference between the amount that Duquesne is currently collecting from customers and its actual fuel costs. The
PUC reviews Duquesne's fuel costs annually, for the fiscal year April through March, against the previously projected fuel costs and adjusts the ECR for over- or under-recoveries and for two PUC-established coal cost caps.

The PUC has established market price coal cost standards for all Pennsylvania utilities that have interests in mines that supply coal to their generating stations. Duquesne is subject to two such standards. One applies only to coal delivered at the Mansfield plant. The other, the system-wide coal cost standard, applies to coal delivered to the remainder of Duquesne's system. Both standards are updated monthly to reflect prevailing market prices for similar coal. The PUC has directed Duquesne to defer recovery of the delivered cost of coal to the extent that such cost exceeds generally prevailing market prices, as determined by the PUC, for similar coal. The PUC allows deferred amounts to be recovered from customers when the delivered costs of coal fall below such PUC-determined prevailing market prices.

In 1990, the PUC approved a joint petition for settlement that clarified certain aspects of the system-wide coal cost standard and gave Duquesne options to extend the standard through March 2000. In December 1991, Duquesne exercised the first of two options that extended the standard through March 1996. The unrecovered cost of coal used at Mansfield amounted to $7.4 million and the unrecovered cost of coal used throughout the system amounted to $8.8 million at December 31, 1993. Duquesne believes that all deferred coal costs will be recovered.

WARWICK MINE COSTS
- --------------------------------------------------------------------------------
The 1990 joint petition for settlement (See preceeding section on deferred energy costs.) also recognized costs at Duquesne's Warwick Mine, which had been on standby since 1988, and allowed for recovery of such costs, including the costs of ultimately closing the mine. In 1990, Duquesne entered into an agreement under which an unaffiliated company will operate the mine until March 2000 and sell the coal produced. Production began in late 1990. The mine reached a full production rate in early 1991. The Warwick Mine coal reserves include both high and low sulfur coal; the sulfur content averages in the mid-range at
1.7 percent - 1.9 percent sulfur content. More than 90 percent of the coal mined at Warwick currently is used by Duquesne. Duquesne receives a royalty on sales of coal in the open market. The Warwick Mine currently supplies less than one-fifth of the coal used in the production of electricity at the plants operated by Duquesne and those owned by CAPCO.

Costs at the Warwick Mine and Duquesne's investment in the mine are expected to be recovered through the ECR. Recovery is subject to the system-wide coal cost standard. Duquesne also has an opportunity to earn, through the ECR, a return on its investment in the mine during the period, including extensions, of the system-wide coal cost standard. At December 31, 1993, Duquesne's net investment in the mine was $24.5 million. The estimated current liability for mine closing (including final site reclamation, mine water treatment and certain labor liabilities) is $33.0 million and Duquesne has collected approximately $8.9 million toward these costs.

PROPERTY HELD FOR FUTURE USE
- --------------------------------------------------------------------------------
In 1986, the PUC approved Duquesne's request to remove the Phillips and most of the Brunot Island (BI) power stations from service and place them in cold reserve. Duquesne's capitalized costs and net investment in the plants at December 31, 1993 totaled $130 million. (See Note L.)

On December 8, 1993, the New Jersey Board of Regulatory Commissioners (BRC) denied a request by General Public Utilities' (GPU) subsidiary Jersey Central Power and Light Company for approval of the long-term power purchase and operating agreements, originally signed in

1990, between GPU and Duquesne and further amended earlier in 1993. The BRC rejected an administrative law judge's recommended decision that the project be approved and, within hours of the BRC decision, GPU terminated its participation in the project. In view of GPU's decision not to proceed, Duquesne terminated its participation in the project and in the PUC transmission line siting proceeding. During the fourth quarter of 1993, Duquesne recognized a charge of approximately $15.2 million for its investment in this abandoned GPU transmission line project.

Duquesne expects to recover its net investment in these plants through future sales. Phillips and BI represent licensed, certified, clean sources of electricity that will be necessary to meet expanding opportunities in the power markets. Duquesne believes that anticipated growth in peak load demand for electricity within its service territory will require additional peaking generation. Duquesne looks to BI to meet this need. The Phillips Power Plant is an important component in meeting market opportunities to supply long term bulk power. Recent legislation may permit wider transmission access to these long term bulk power markets. In summary, Duquesne believes its investment in these cold-reserved plants will be necessary in order to meet future business needs. If business opportunities do not develop as expected, Duquesne will consider the sale of these assets. In the event that market demand, transmission access or rate recovery do not support the utilization or sale of the plants, Duquesne may have to write off part or all of their costs.

K.  COMMITMENTS AND CONTINGENCIES

CONSTRUCTION
- --------------------------------------------------------------------------------
Duquesne estimates that it will spend approximately $110 million on construction during 1994. Construction expenditures are estimated to be $70 million in 1995 and $80 million in 1996. These amounts exclude AFC, nuclear fuel and expenditures for possible early replacement of steam generators at the Beaver Valley Station.

WESTINGHOUSE LAWSUIT
- --------------------------------------------------------------------------------
The CAPCO companies are owners of various portions of Beaver Valley Units 1 and
2. In 1991, the CAPCO companies filed suit against Westinghouse Electric Corporation (Westinghouse) in the United States District Court for the Western District of Pennsylvania. The suit alleges that six steam generators supplied by Westinghouse for the two units contain serious defects - in particular defects causing tube corrosion and cracking. The Company is seeking monetary and corrective relief. Steam generator maintenance costs have increased as a result of these defects and are likely to continue increasing. The condition of the steam generators is being monitored closely. If the corrosion and cracking continue, replacement of the steam generators could be required prior to the ends of their 40-year design lives. The Company is continuing to conduct a corrective maintenance program and to explore longer term options, including replacement of the steam generators. While the Company has no current plans to replace the steam generators and has not yet completed a detailed, site-specific study, replacement cost per unit is estimated to be between $100 million and $150 million. (Other utilities with similar units have replaced steam generators at costs in this range.) The Company cannot predict the outcome of this matter; however, the Company does not believe that resolution will have a materially adverse effect on the Company's financial position or results of operations. The Company's percentage interests (ownership and leasehold) in Beaver Valley Unit 1 and in Beaver Valley Unit 2 are 47.5 percent and 13.74 percent, respectively.
The remainder is held by the other CAPCO companies. Duquesne operates both units on behalf of the CAPCO companies.

NUCLEAR INSURANCE
- --------------------------------------------------------------------------------
The CAPCO companies maintain the maximum available nuclear insurance for the $5.9 billion total investment in Beaver Valley Units 1 and 2. The insurance program provides $2.7 billion for property damage, decommissioning, and decontamination liabilities. The CAPCO companies have similar property insurance for the $5.4 billion total investment in Perry Unit 1.

Duquesne would be responsible for its share of any damages in excess of insurance coverage. In addition, if the property damage reserves of Nuclear Electric Insurance Limited (NEIL), an industry mutual, are inadequate to cover claims arising from an incident at any United States nuclear site covered by that insurer, Duquesne could be assessed retrospective premiums of as much as $6.5 million for up to seven years.

The Price-Anderson Amendments to the Atomic Energy Act limit public liability from a single incident at a nuclear plant to $9.4 billion. Duquesne has purchased $200 million of insurance, the maximum amount available, which provides the first level of financial protection. Additional protection of $8.8 billion would be provided by an assessment of up to $75.5 million per incident on each nuclear unit in the United States. Duquesne's maximum total assessment, $56.6 million, which is based upon its ownership interests in nuclear generating stations, would be limited to a maximum of $7.5 million per incident per year. A further surcharge of 5 percent could be levied if the total amount of public claims exceeded the funds provided under the assessment program. Additionally, a premium tax of 3 percent would be charged on the assessment and surcharge. Finally, the United States Congress could impose other revenue-raising measures on the nuclear industry if funds prove insufficient to pay claims.

Duquesne carries extra expense insurance; coverage includes the incremental cost of any replacement power purchased (in addition to costs that would have been incurred had the units been operating) and other incidental expense after the occurrence of certain types of accidents at the Company's nuclear units. The amounts of the coverage are 100 percent of the estimated extra expense per week during the 52-week period starting 21 weeks after an accident and 67 percent of such estimate per week for the following 104 weeks. The amount and duration of actual extra expense could substantially exceed insurance coverage.

GUARANTEES
- --------------------------------------------------------------------------------
Duquesne and the other CAPCO companies have guaranteed certain debt and lease obligations related to a coal supply contract for the Bruce Mansfield plant. At December 31, 1993, Duquesne's share of these guarantees was $35.2 million. The prices paid for the coal by the CAPCO companies under this contract are expected to be sufficient to meet debt and lease obligations to be satisfied in the year 2000. (See Note J.) The minimum future payments to be made by Duquesne solely in relation to these obligations are $6.9 million in 1994, $6.6 million in 1995, $6.3 million in 1996, $5.9 million in 1997, $5.6 million in 1998, $5.3 million in 1999 and $4.1 million in 2000. Duquesne's total payments for coal purchased under the contract were $26.5 million in 1993, $25.2 million in 1992 and $32.6 million in 1991.

RESIDUAL WASTE MANAGEMENT REGULATIONS
- --------------------------------------------------------------------------------
In July 1992, the Pennsylvania Department of Environmental Resources (DER) issued residual waste management regulations governing the generation and management of non-hazardous waste. Duquesne is currently conducting tests and developing compliance strategies for these regulations. Capital compliance costs are estimated, on the basis of currently available information, at $10 million through 1995. Through the year 2000, the expected additional capital cost of compliance, which is subject to the results of ground water assessments and DER final approval of compliance plans, is approximately $25 million.

OTHER
- --------------------------------------------------------------------------------
The Company is involved in various other legal proceedings and environmental matters. The Company believes that such proceedings and matters, in total, will not have a materially adverse effect on its financial position or results of operations.

L.  GENERATING UNITS

In addition to its wholly owned generating units, Duquesne, together with other electric utilities, has an ownership or leasehold interest in certain jointly owned units. Duquesne is required to pay its share of the construction and operating costs of the units. Duquesne's share of the operating expenses of the units is included in the statement of consolidated income.

GENERATING UNITS AT DECEMBER 31, 1993
- --------------------------------------------------------------------------------
                                                            Net
                                 Percentage               Utility      Fuel
Unit                              Interest    Megawatts    Plant      Source
                                                    (Millions of Dollars)
- --------------------------------------------------------------------------------
Cheswick                             100.0          570  $  124.4      Coal
Elrama (a)                           100.0          487      91.7      Coal
Ft. Martin 1                          50.0          276      39.2      Coal
Eastlake 5                            31.2          186      46.9      Coal
Sammis 7                              31.2          187      54.7      Coal
Bruce Mansfield 1 (a)                 29.3          228      65.3      Coal
Bruce Mansfield 2 (a)                  8.0           62      17.5      Coal
Bruce Mansfield 3 (a)                13.74          110      51.0      Coal
Beaver Valley 1 (b)                   47.5          385     262.3     Nuclear
Beaver Valley 2 (c)(d)               13.74          113      15.5     Nuclear
Beaver Valley Common
Facilities                                                  169.5
Perry 1 (e)                          13.74          164     608.7     Nuclear
Brunot Island                        100.0           66       7.4     Fuel Oil
- --------------------------------------------------------------------------------
    TOTAL                                         2,834   1,554.1
Cold-reserved units:
  Brunot Island                      100.0          240      44.5     Fuel Oil
  Phillips (a)                       100.0          300      78.0      Coal
- --------------------------------------------------------------------------------
    TOTAL GENERATING UNITS                        3,374  $1,676.6
================================================================================

(a)  The unit is equipped with flue gas desulfurization equipment.
(b)  The NRC has granted a license to operate through January 2016.
(c) On October 2, 1987 Duquesne sold its 13.74 percent interest in Beaver Valley Unit 2; the sale was exclusive of transmission and common facilities. Amounts shown represent facilities not sold and subsequent leasehold improvements.
(d)  The NRC has granted a license to operate through May 2027.
(e)  The NRC has granted a license to operate through March 2026.


M.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

SUMMARY OF SELECTED QUARTERLY FINANCIAL DATA (THOUSANDS OF DOLLARS, EXCEPT PER
SHARE AMOUNTS)
- --------------------------------------------------------------------------------
[The quarterly data reflect seasonal weather variations in Duquesne's service territory.]
- --------------------------------------------------------------------------------
1993 (a)                           First       Second        Third       Fourth
                                  Quarter      Quarter      Quarter      Quarter
- --------------------------------------------------------------------------------
Operating Revenues               $286,743     $278,731     $336,488     $293,598
Operating Income                   60,450       61,762       68,616       62,372
Income Before Cumulative
 Effect on Prior Years of
 Changes in Accounting
 Principles                        31,839       33,017       48,294       28,257
Net Income                         34,414       33,017       48,294       28,257
Earnings Per Share                    .65          .62          .91          .54
Stock price:
   High                            36 3/8       36           37           36 7/8
   Low                             31 3/8       32 3/4       34 5/8       32
- --------------------------------------------------------------------------------
1992
- --------------------------------------------------------------------------------
Operating Revenues (b)           $299,596     $291,803     $316,613     $286,192
Operating Income (b)               63,131       59,396       74,941       58,447
Net Income                         33,863       30,488       45,877       31,290
Earnings Per Share                    .64          .58          .86          .59
Stock price:
   High                            30 5/8       30 1/2       32           32 3/8
   Low                             26 7/8       27 1/4       29 3/4       30 5/8
================================================================================

(a) Fourth quarter 1993 results included the effects of a $15.2 million charge for the write-off of Duquesne's investment in abandoned transmission line project (See Note J.) and a $14.6 million reduction of taxes other than income as a result of a favorable resolution of tax assessments.
(b)  Restated to conform with presentations adopted during 1993.

SELECTED FINANCIAL DATA
- --------------------------------------------------------------------------------------------------------------------
Amounts in Thousands of Dollars           1993         1992         1991         1990         1989         1988
- --------------------------------------------------------------------------------------------------------------------
SELECTED INCOME STATEMENT ITEMS
OPERATING REVENUES:
   Current revenues from customers     $1,175,024   $1,180,707   $1,181,332   $1,044,314   $  947,121   $  867,141
   Deferred customer revenues            (100,315)     (98,201)     (78,344)      10,784       96,287      117,544
   Other revenues                         120,851      111,698      100,846       78,010       75,875       76,132
- --------------------------------------------------------------------------------------------------------------------
      TOTAL OPERATING REVENUES          1,195,560    1,194,204    1,203,834    1,133,108    1,119,283    1,060,817
OPERATING EXPENSES:
   Fuel and purchased power               220,928      265,340      250,755      219,511      215,043      228,172
   Other operating &
      maintenance expenses                399,363      362,099      375,026      366,349      356,120      341,942
   Depreciation and amortization          142,657      127,924      119,264      122,251      119,376      111,023
   Income and other taxes                 179,412      182,926      191,865      157,819      158,865      135,338
- --------------------------------------------------------------------------------------------------------------------
      OPERATING INCOME                    253,200      255,915      266,924      267,178      269,879      244,342
Other Income, excluding AFC                 7,796       15,980        6,984       11,275        8,050       47,723
Total AFC (debt and equity)                 1,595        4,894        4,273        2,934        2,872        3,027
Less Interest and Other Charges           121,184      135,271      144,616      159,715      167,799      176,526
Cumulative Effect on Prior Years of
   Changes in Accounting Principles         2,575           --           --           --           --           --
- --------------------------------------------------------------------------------------------------------------------
      NET INCOME                       $  143,982   $  141,518   $  133,565   $  121,672   $  113,002   $  118,566
====================================================================================================================
EARNINGS PER SHARE                     $     2.72   $     2.67   $     2.50   $     2.24   $     2.03   $     1.86
====================================================================================================================
SELECTED BALANCE SHEET ITEMS
Property, plant & equipment -- net     $3,118,766   $3,015,694   $3,035,115   $3,040,562   $3,055,039   $3,065,922
Total assets                           $4,574,041   $3,787,698   $3,860,681   $3,843,205   $3,841,495   $3,799,334
CAPITALIZATION:
Common stockholders' equity            $1,230,583   $1,171,460   $1,111,121   $1,079,141   $1,066,190   $1,070,575
Preferred and preference stock            133,128      132,009      137,343      189,093      219,991      244,816
Long-term debt                          1,416,998    1,413,001    1,420,726    1,501,295    1,540,329    1,550,231
- --------------------------------------------------------------------------------------------------------------------
      TOTAL CAPITALIZATION             $2,780,709   $2,716,470   $2,669,190   $2,769,529   $2,826,510   $2,865,622
====================================================================================================================
CAPITALIZATION RATIOS
Common stockholders' equity                  44.2%        43.1%        41.6%        39.0%        37.7%        37.4%
Preferred and preference stock                4.8%         4.9%         5.2%         6.8%         7.8%         8.5%
Long-term debt                               51.0%        52.0%        53.2%        54.2%        54.5%        54.1%
- --------------------------------------------------------------------------------------------------------------------
      TOTAL CAPITALIZATION                  100.0%       100.0%       100.0%       100.0%       100.0%       100.0%
====================================================================================================================
RATIO OF EARNINGS TO FIXED
   CHARGES (PRE-TAX)                         2.33         2.22         2.09         1.89         1.78         1.72
====================================================================================================================
SELECTED COMMON STOCK INFORMATION
SHARES OUTSTANDING (IN THOUSANDS):
   Year-end                                53,012       52,950       52,905       53,759       55,340       57,831
   Average                                 52,979       52,913       53,391       54,432       55,790       63,748
Dividends declared (In thousands)      $   86,089   $   81,491   $   78,040   $   74,972   $   72,397   $   77,571
Dividends paid per share               $     1.60   $     1.52   $     1.44   $     1.36   $     1.28   $     1.20
Dividend payout ratio                        58.8%        56.9%        57.6%        60.7%        63.1%        64.5%
Price earnings ratio at year-end             12.7         12.1         12.3         11.1         11.8         10.1
Dividend yield at year-end                    4.6%         5.0%         5.0%         5.8%         5.7%         6.8%
Return on average common equity              12.0%        12.4%        12.2%        11.3%        10.6%        10.4%
====================================================================================================================

SELECTED OPERATING DATA
- -----------------------------------------------------------------------------------------------------
                                            1993      1992      1991      1990      1989      1988
- -----------------------------------------------------------------------------------------------------
SALES OF ELECTRICITY:
Average annual residential
   kilowatt-hour use                        6,201     5,901     6,331     5,953     6,060     6,168
- -----------------------------------------------------------------------------------------------------
Electric energy sales billed
   (millions of KWH):
   Residential                              3,231     3,069     3,285     3,078     3,119     3,156
   Commercial                               5,490     5,358     5,450     5,236     5,145     5,055
   Industrial                               3,046     3,059     3,042     3,296     3,221     3,302
   Miscellaneous                               84        83        84        84        84        91
- -----------------------------------------------------------------------------------------------------
      TOTAL SALES TO CUSTOMERS             11,851    11,569    11,861    11,694    11,569    11,604
- -----------------------------------------------------------------------------------------------------
   Sales to other utilities                 2,821     4,060     2,979     1,830     2,100     2,716
- -----------------------------------------------------------------------------------------------------
      TOTAL SALES                          14,672    15,629    14,840    13,524    13,669    14,320
=====================================================================================================
PERCENTAGE CHANGE IN ENERGY SALES:
   Residential                                5.3      (6.6)      6.7      (1.3)     (1.2)      3.0
   Commercial                                 2.5      (1.7)      4.1       1.8       1.8       3.2
   Industrial                                (0.4)      0.6      (7.7)      2.3      (2.5)     13.2
   Miscellaneous                              1.2      (1.2)       --        --      (7.7)     (7.1)
- -----------------------------------------------------------------------------------------------------
      Total Sales to Customers                2.4      (2.5)      1.4       1.1      (0.3)      5.7
- -----------------------------------------------------------------------------------------------------
   Sales to other utilities                 (30.5)     36.3      62.8     (12.9)    (22.7)     12.0
- -----------------------------------------------------------------------------------------------------
      TOTAL SALES                            (6.1)      5.3       9.7      (1.1)     (4.5)      6.8
=====================================================================================================
ENERGY SUPPLY AND PRODUCTION DATA:
Energy supply (millions of KWH):
   Net generation -- system plants
      (net of Company use and losses)      14,056    15,074    14,220    13,266    13,455    14,144
   Purchased and net inadvertent power        616       555       620       258       214       176
- -----------------------------------------------------------------------------------------------------
      TOTAL ENERGY SUPPLY                  14,672    15,629    14,840    13,524    13,669    14,320
=====================================================================================================
Generating capability (MWs)                 2,834     2,834     2,835     2,835     2,835     2,836
Peak load (MWs)                             2,499     2,308     2,402     2,379     2,381     2,372
Cost of fuel per million BTU               143.65c   140.15c   153.70c   149.62c   143.87c   145.74c
BTU per kilowatt-hour generated            10,437    10,370    10,414    10,444    10,411    10,304
Average production cost
   per kilowatt-hour                         2.71c     2.54c     2.80c     2.61c     2.73c     2.58c
- -----------------------------------------------------------------------------------------------------
NUMBER OF CUSTOMERS -- END OF YEAR:
Residential                               522,353   521,152   520,016   518,322   516,801   513,760
Commercial                                 52,910    52,839    52,617    52,330    51,950    51,456
Industrial                                  1,995     1,987     2,004     2,026     2,023     2,017
Other                                       1,866     1,833     1,891     1,847     1,818     1,828
- -----------------------------------------------------------------------------------------------------
      TOTAL CUSTOMERS                     579,124   577,811   576,528   574,525   572,592   569,061
=====================================================================================================

DQE BOARD
OF DIRECTORS
(All terms 3 years)

DQE/Duquesne Light
Committees:
1. Audit
2. Compensation
3. Finance
4. Nominating

Duquesne Light
Committees:
5. Employment and
   Community Relations
6. Nuclear Review

JOHN M. ARTHUR 71. Term expires 1995 (5,6). Retired Chairman, Duquesne Light. Directorships include Mine Safety Appliances Company (worker and plant protection equipment and systems) and Chambers Development Company, Inc. (waste management operations).

DANIEL BERG 64. Term expires 1994 (1,6). Institute Professor. Rensselaer Polytechnic Institute. Directorships include Hy-Tech Machine, Inc. (specialty parts), Joachim Machinery Co., Inc. (distributor of machine tools), and Chester Environmental, Inc. (environmental engineering).

DOREEN P. BOYCE 59. Term expires 1995 (2,5). President of the Buhl Foundation (support of educational and community programs). Directorships include Microbac Laboratories, Inc. and Dollar Bank, Federal Savings Bank. Trustee of Franklin & Marshall College.

ROBERT P. BOZZONI 60.Term expires 1994 (1,2). President and Chief Executive Officer of Allegheny Ludlum Corporation (specialty metals production). Directorships include Allegheny Ludlum Corporation; Chairman, Pittsburgh branch of the Federal Reserve Bank of Cleveland.

SIGO FALK 59. Term expires 1996 (2,3,4). Management of personal investments. Chairman of Maurice Falk Medical Fund and trustee of Chatham College.

WILLIAM H. KNOEHL 69. Term expires 1994 (3,4,6). Retired Chairman and Chief Executive Officer of Cyclops Industries, Inc. (basic and specialty steels and fabricated steel products; industrial and commercial construction). Directorships include Cabot Oil and Gas Corporation, Life trustee of Carnegie Mellon University.

G. CHRISTIAN LANTZSCK 69. Term expires 1995 (2,3). Retired Vice Chairman and Treasurer, Mellon Bank Corporation (bank holding company); retired Vice Chairman and Chief Financial Officer, Mellon Bank, N.A. (commercial banking and trust services). Directorships include Koger Equity, Inc. (real estate investment trust).

ROBERT MEHRABIAN 52. Term expires 1995 (1,5). President, Carnegie Mellon University; Dean, College of Engineering, University of California at Santa Barbara, 1983-90. Directorships include PPG Industries, Inc. (producer of glass, chemicals, coatings and resins), Mellon Bank Corporation and Mellon Bank, N.A.

THOMAS J MURHIN 64.Term expires 1994 (3,6). Dean, A.J. Palumbo School of Business Administration, Duquesne University; former Deputy Secretary of U.S. Dept. of Commerce; former President, Westinghouse Electric Corporation Energy and Advanced Technology Group. Directorships include Motorola, Inc. (manufacturer of electrical equipment and components). Member of the private sector Council on Competitiveness and the NASA Advisory Council.

ROBERT B. PFASI 68. Term expires 1996 (1,5). Senior Vice President, National Development Corporation (real estate); Executive Director, Allegheny Conference on Community Development, 1968-91. Directorships include Blue Cross of Western Pennsylvania, the Port Authority of Allegheny County, and the Regional Industrial Development Corporation of Southwestern Pennsylvania.

ERIC W. SPRINGER 64. Term expires 1996 (1,4). Partner of Horty, Springer and Mattern, P.C. (attorneys-at-law). Directorships include Presbyterian University Hospital. President of the Allegheny County Bar Association.

WESLEY W. VON SCHACK 49. Term expires 1996 (3,4,5,6). Chairman, President and Chief Executive Officer of DQE and Duquesne Light. Directorships include Mellon Bank Corporation, RMI Titanium Co. (producer of titanium metal products), the Pittsburgh branch of the Federal Reserve Bank of Cleveland, the Regional Industrial Development Corporation of Southwestern Pennsylvania, the Pennsylvania Business Roundtable, and the Pittsburgh Cultural Trust.

DQE OFFICERS

WESLEY W. VON SCHACK 49. DQE Chairman of the Board, President and Chief Executive Officer; Duquesne Light Chairman of the Board since 1987, President and Chief Executive Officer since 1986, and Chief Financial Officer from 1984 through 1986. Previously Senior Vice President--Finance and Administrative Services for Central Vermont Public Service Corporation. Also served in executive positions with American Electric Power Company and Appalachian Power Company.

DAVID D. MARSHALL 41. DQE Vice President; Duquesne Light Executive Vice President since 1992, previously Assistant to the President (1990) and Vice President, Corporate Development (1987). Joined Duquesne Light in 1985 as General Manager, Planning, Budgeting and Rates; previously was Assistant Vice President of Finance for Central Vermont Public Service Corporation.

FREDERICK S. POTTER 48. DQE Vice President since 1991; previously a senior banker with Bear, Stearns & Co., Inc.; a vice president for Planmetrics, Inc.; and an investment banker with Merrill Lynch & Co., Inc.

GARY L. SCHWASS 48. DQE Vice President and Treasurer; Duquesne Light Chief Financial Officer since 1989; Vice President, Finance (1988); and Vice President and Treasurer (1987). Joined Duquesne Light in 1985 as Treasurer; previously served in a variety of senior management positions for Consumers Power Company, including Executive Director of Financial Planning and Projects.

DIANE S. EISMONT, 49        JAMES D. MITCHELL, 42      JOAN S. SENCHSHYN, 55
Secretary                   Assistant Treasurer        Assistant Secretary

RAYMOND H. PANZA, 43        MORGAN K. O'BRIEN, 33
Controller                  Assistant Controller

- --------------------------------------------------------------------------------
DUQUESNE LIGHT COMPANY

WESLEY W. VON SCHACK, 49       WILLIAM J. DELEO, 43       JAMES D. MITCHELL, 42
Chairman of the Board,         Vice President, Corporate  Treasurer
President and                  Performance and
Chief Executive Officer        Information Services       RAYMOND H. PANZA, 43
                                                          Controller
DAVID D. MARSHALL, 41          DIANNA L. GREEN, 47
Executive Vice President       Vice President,            DONALD J. CLAYTON, 39
                               Administrative Services    Assistant Treasurer
GARY L. SCHWASS, 48
Vice President, Finance        JOHN D. SIEBER, 54         WILLIAM F. FIELDS, 43
and Chief Financial Officer    Vice President, Nuclear    Assistant Treasurer

ROGER D. BECK, 57              EDWYNA G. ANDERSON, 64     MORGAN K. O'BRIEN, 33
Vice President, Marketing      General Counsel            Assistant Controller
and Customer Service
                               DIANE S. EISMONT, 49       JOAN S. SENCHYSHYN, 55
GARY R. BRANDENBERGER, 56      Secretary                  Assistant Secretary
Vice President, Power Supply

- --------------------------------------------------------------------------------
DUQUESNE ENTERPRISES

FREDERICK S. POTTER, 48     THOMAS A. HURKMANS, 28     H. DONALD MORINE, 56
President                   Vice President             President, Allegheny
                                                       Development Corporation
ANTHONY J. VILLIOTTI, 47                               and Property Ventures,
Vice President                                         Ltd.
Treasurer and Controller
                                                       JOHN L. WEINHOLD, 57
                                                       Vice President,
                                                       Property Ventures, Ltd.

- --------------------------------------------------------------------------------
MONTAUK

GARY L. SCHWASS, 48         DONALD J. CLAYTON, 39
President                   Vice President

JAMES D. MITCHELL, 42       LYDIA E. YORK, 34
Vice President and          Controller
Treasurer

Shareholder Reference Guide

Common Stock
- --------------------------------------------------------------------------------
Trading Symbol: DQE
Stock Exchanges Listed and Traded:
New York, Philadelphia, Chicago
Number of Common Shareholders of Record at Year End: 81,343

Annual Meeting
- --------------------------------------------------------------------------------
Shareholders are cordially invited to attend our Annual Meeting of Shareholders at 11 a.m. (local time), April 20, 1994, at the Pittsburgh Theological Seminary, 616 N. Highland Ave., Pittsburgh, PA 15206.

Dividends
- --------------------------------------------------------------------------------
The Board of Directors historically has declared quarterly dividends payable on the first business day of January, April, July and October. The record dates for 1994 are expected to be March 7, June 10, September 9 and December 9.

Direct Deposit of Dividends
- --------------------------------------------------------------------------------
Your DQE quarterly dividend payments can be deposited automatically into a personal checking or savings account. Through this free service, your dividend income is available for use on the payment date. Standing in bank lines is eliminated, as well as the fear of misplacing or losing your check. Call us toll free for more information.

Tax Status of Common Stock Dividends
- --------------------------------------------------------------------------------
The company estimates that all of the common stock dividends paid in 1993 are taxable as dividend income. This estimate is subject to audit by the Internal Revenue Service.

Form 10-K
- --------------------------------------------------------------------------------
If you hold or are a beneficial owner of our stock as of February 23, 1994, the record date for the 1994 Annual Meeting, we will send you, free upon request, a copy of DQE's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for 1993. All requests must be made in writing to:

  Secretary
  DQE
  Box 68
  Pittsburgh, PA 15230-0068


Shareholder Services/Assistance
- --------------------------------------------------------------------------------
Shareholder inquiries relating to dividends, missing stock certificates, dividend reinvestment, direct deposit, direct debit, change of address notification, and other account information should include your account number and be directed to:

  Shareholder Relations Department
  DQE
  Box 68
  Pittsburgh, PA 15230-0068

Shareholders also can call between 7:30 a.m. and 4:30 p.m., Eastern time, Monday through Friday. Please have your account number handy.

  Pittsburgh area: 393-6167
  Toll free outside Pittsburgh area:
  1-800-247-0400
  FAX: 412-393-6087

Questions relating to re-registering stock, including shares held in the Dividend Reinvestment and Stock Purchase Plan, can be answered by our Shareholder Relations Department. To actually transfer stock certificates, contact our transfer agent:

  Bank of Boston
  Transfer Processing
  150 Royall Street 45-01-05
  Canton, MA 02021
  617-575-2900

Duplicate Mailings
- --------------------------------------------------------------------------------
If you hold multiple accounts, you may be receiving duplicate mailings of annual and quarterly reports. Help us eliminate this unnecessary expense by calling our toll free number. Elimination of these duplicate mailings will not affect separate delivery of dividend checks and proxy materials to each account.

Financial Community Inquiries
- --------------------------------------------------------------------------------
Analysts, investment managers, and brokers should direct their inquiries to 412-393-4133. Written inquiries should be sent to:

  Investor Relations Department
  DQE
  Box 68
  Pittsburgh, PA 15230-0068
  FAX: 412-393-6448





DQE and its affiliated companies are Equal
Opportunity Employers.

 Reg. U.S. Pat. & Tm. Off.

                       [LOGO OF DUQUESNE APPEARS HERE]

[RECYCLABLE LOGO APPEARS HERE] The 1993 DQE Annual Report was printed entirely on recycled paper and is 100 percent recyclable.

                                                                  Exhibit 28.2
                         1993 GRAPHICS APPENDIX LIST

DQE' Annual Report to Shareholders
_______________________________________________________________________________
PAGE WHERE
GRAPHIC                     DESCRIPTION OF GRAPHIC OR CROSS-REFERENCE
APPEARS
- --------------------------------------------------------------------------------

   1 DQE Earnings per share: Bar graph shows five years of increasing earnings per share. 1989-$2.03; 1990- $2.24; 1991-$2.50; 1992-$2.67; 1993-$2.72.

   1 DQE Annualized Dividends per share: Bar graph shows five years of annualized dividends per share.

                                      1989       $1.36
                                      1990       $1.44
                                      1991       $1.52
                                      1992       $1.60
                                      1993       $1.68

   2                    Photo appears of Wesley W. von Schack
                                         Chairman of the Board and
                                         Chief Executive Officer

  10 Duquesne Customer Sales 1993 vs. 1992 bar graph in millions of KWH.

                                        1993    1992    Difference
                        Residential     3,231    3,069     +162
                        Commercial      5,490    5,358     +132
                        Industrial      3,046    3,059      -13

  11                    Duquesne Customer Revenues bar graph
                        (Millions of Dollars)

                                        1989   1990   1991   1992   1993
                        Residential    $ 383  $ 380    412    393    401
                        Commercial       444    455    477    477    470
                        Industrial       200    203    195    196    187
                                       -----  -----  -----  -----  -----
                                       $1,027 $1,038 $1,084  1,066  1,058

  11 Duquesne Other Operating and Maintenance Expense bar graph (Millions of Dollars)

                                        1989-$356
                                        1990-$366
                                        1991-$373
                                        1992-$358
                                        1993-$365

                        (Excludes one time lease termination charge.)

  12                    DQE Interest Expense and Other Charges bar graph
                        (Millions of Dollars)

                                        1989-$167.8
                                        1990-$159.7
                                        1991-$144.6
                                        1992-$135.3
                                        1993-$121.2

  13                    DQE Net Cash Flow from Operations bar graph
                        (Millions of Dollars)

                                 Net Cash Flow        Capital Expenditures
                        1989        $208.3                 $ 85.4
                        1990        $278.6                 $103.7
                        1991        $345.3                 $125.4
                        1992        $396.6                 $112.4
                        1993        $383.1                 $100.6

                        (Excludes working capital and other-net charges.)

  13 DQE Ratio of Earnings to Fixed Charges bar graph showing:

                                        1989   $1.78
                                        1990   $1.89
                                        1991   $2.09
                                        1992   $2.22
                                        1993   $2.33

  14 DQE Net Income bar graph showing (Millions of Dollars) data which appears in the "Selected Financial Data" on page 41 of the DQE 1993 Annual Report to Shareholders.