Form 10-Q
period 1994-03-31
DUQUESNE LIGHT CO
filed 1994-05-11
CIK 30573

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549


                                  FORM 10-Q


                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



                       For Quarter Ended March 31, 1994
                                         --------------

Commission     Registrant; State of Incorporation;  IRS Employer
File Number       Address; and Telephone Number     Identification Number
- - -------------  -----------------------------------  ---------------------

1-956          Duquesne Light Company                   25-0451600

                 (A Pennsylvania Corporation)
                 One Oxford Centre
                 301 Grant Street
                 Pittsburgh, Pennsylvania  15279
                 Telephone (412) 393-6000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No
                                        -----       ----


DQE is the holder of all shares of common stock, $1 par value, of Duquesne Light Company consisting of 10 shares as of March 31, 1994 and April 30, 1994.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                            DUQUESNE LIGHT COMPANY
                  CONDENSED STATEMENT OF CONSOLIDATED INCOME
                            (Thousands of Dollars)
                                 (Unaudited)

                                                                 Three Months
                                                                Ended March 31,
                                                      ------------------------------------
                                                         1994                     1993
                                                      -----------              -----------
Operating Revenues:
  Sales of Electricity:
    Customers                                            $301,974              $296,768
    Phase-in deferrals                                    (24,820)              (24,065)
    Utilities                                              11,398                 3,749
                                                         --------              --------
  Total Sales of Electricity                              288,552               276,452
  Other                                                     7,316                 7,261
                                                         --------              --------
      Total Operating Revenues                            295,868               283,713
                                                         --------              --------
Operating Expenses:
  Fuel and purchased power                                 61,668                53,981
  Other operating expense                                  66,247                72,200
  Maintenance expense                                      16,255                20,007
  Depreciation and amortization                            42,489                37,253
  Taxes other than income taxes                            21,934                21,992
  Income taxes                                             26,181                19,743
                                                         --------              --------
      Total Operating Expenses                            234,774               225,176
                                                         --------              --------
OPERATING INCOME                                           61,094                58,537
                                                         --------              --------
Other Income and (Deductions):
  Allowance for equity funds used during
    construction                                              459                   270
  Interest and dividend income                              1,666                 1,663
  Income taxes                                                967                (1,447)
  Other - net                                              (3,566)                2,081
                                                         --------              --------
      Total Other Income and (Deductions)                    (474)                2,567
                                                         --------              --------
INCOME BEFORE INTEREST CHARGES                             60,620                61,104
                                                         --------              --------
Interest Charges:
  Interest on long-term debt and other interest            25,506                28,552
  Allowance for borrowed funds used during
    construction                                             (378)                 (236)
                                                         --------              --------
      Total Interest Charges                               25,128                28,316
                                                         --------              --------
INCOME BEFORE CUMULATIVE EFFECT ON PRIOR
  YEARS OF CHANGES IN ACCOUNTING PRINCIPLES                35,492                32,788
Adoption of SFAS 109 - Income taxes                          --                   8,000
Accounting for maintenance costs - net                       --                  (5,425)
                                                         --------              --------
NET INCOME                                                 35,492                35,363
DIVIDENDS ON PREFERRED AND PREFERENCE
  STOCK                                                     1,597                 2,306
                                                         --------              --------
EARNINGS FOR COMMON STOCK                                $ 33,895              $ 33,057
                                                         --------              --------


See notes to condensed consolidated financial statements.

                            DUQUESNE LIGHT COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEET
                            (Thousands of Dollars)
                                  (Unaudited)

                                                          March 31,            December 31,
                                                            1994                  1993
                                                         -----------           -----------
ASSETS
Property, Plant and Equipment                            $ 4,570,485           $ 4,554,498
Less Accumulated Depreciation and Amortization            (1,474,044)           (1,435,732)
                                                         -----------           -----------
    Property, Plant and Equipment - Net                    3,096,441             3,118,766
                                                         -----------           -----------
Other Property and Investments                                80,506                61,060
                                                         -----------           -----------
Current Assets:
  Cash and temporary cash investments                         39,272                 --
  Receivables                                                107,837               139,759
  Other current assets, principally materials and
   supplies                                                  116,917                99,808
                                                         -----------           -----------
    Total Current Assets                                     264,026               239,567
                                                         -----------           -----------
Other Assets:
  Extraordinary property loss                                 32,513                35,781
  Unamortized loss on reacquired debt                         93,956                95,266
  Beaver Valley Unit 2 sale/leaseback premium                 34,531                34,903
  Deferred rate synchronization costs                         51,149                51,149
  Phase-in plan deferrals                                      3,801                28,621
  Uncollected deferred income taxes                          566,177               569,555
  Deferred debits                                            157,056               162,798
                                                         -----------           -----------
    Total Other Assets                                       939,183               978,073
                                                         -----------           -----------
       TOTAL ASSETS                                      $ 4,380,156           $ 4,397,466
                                                         -----------           -----------
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock - $1 par value (90,000,000 authorized,
   10 shares issued)                                     $     --              $     --
  Capital surplus                                            824,738               805,755
  Retained earnings                                          291,811               294,916
                                                         -----------           -----------
    Total Common Stockholder's Equity                      1,116,549             1,100,671
                                                         -----------           -----------
  Non-redeemable preferred and preference stock               90,593               121,906
  Redeemable preferred and preference stock                     --                   8,392
  Non-redeemable preference stock, Plan Series A              29,956                29,956
                                                         -----------           -----------
    Total preferred and preference stock before
     deferred ESOP benefit (involuntary liquidation
     values of $120,414 and $160,117, exceed par
     by $44,107 and $81,585, respectively)                   120,549               160,254
  Deferred employee stock ownership plan (ESOP) benefit      (26,556)              (27,126)
                                                         -----------           -----------
    Total Preferred and Preference Stock                      93,993               133,128
                                                         -----------           -----------
  Long-term debt                                           1,416,513             1,416,705
                                                         -----------           -----------
    Total Capitalization                                   2,627,055             2,650,504
                                                         -----------           -----------
Obligations Under Capital Leases                              48,476                55,733
                                                         -----------           -----------
Current Liabilities:
  Notes payable                                                 --                  10,991
  Current maturities and sinking fund requirements            44,348                45,741
  Accounts payable                                           109,551               112,401
  Accrued liabilities                                        106,449                63,530
  Other current liabilities                                   43,786                46,544
                                                         -----------           -----------
    Total Current Liabilities                                304,134               279,207
                                                         -----------           -----------
Investment Tax Credits Unamortized                           128,078               129,574
                                                         -----------           -----------
Accumulated Deferred Income Taxes                          1,134,281             1,145,782
                                                         -----------           -----------
Deferred Credits                                             138,132               136,666
                                                         -----------           -----------
      TOTAL CAPITALIZATION AND LIABILITIES               $ 4,380,156           $ 4,397,466
                                                         -----------           -----------

See notes to condensed consolidated financial statements.

                            DUQUESNE LIGHT COMPANY
                CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                            (Thousands of Dollars)
                                  (Unaudited)

                                                                     Three Months
                                                                    Ended March 31,
                                                                  -------------------
                                                                    1994       1993
                                                                  --------   --------
Cash Flows from Operating Activities:
  Operations                                                      $ 94,429   $ 87,119
  Changes in working capital                                        52,123    (12,295)
  Other - net                                                       11,148     (3,754)
                                                                  --------   --------
    Net Cash Provided from Operating Activities                    157,700     71,070
                                                                  --------   --------
Cash Flows Used by Investing Activities:
  Construction expenditures                                        (19,428)   (24,415)
  Allowance for borrowed funds used during construction               (378)      (236)
  Other - net                                                         (222)    (1,006)
                                                                  --------   --------
    Net Cash Used by Investing Activities                          (20,028)   (25,657)
                                                                  --------   --------
Cash Flows Used in Financing Activities:
  Sale of bonds                                                        --      80,000
  Reduction in notes payable                                       (10,991)       --
  Dividends on capital stock                                       (37,000)   (40,554)
  Reductions of long-term obligations                              (49,896)   (87,204)
  Other - net                                                         (513)    (2,018)
                                                                  --------   --------
    Net Cash Used in Financing Activities                          (98,400)   (49,776)
                                                                  --------   --------
Net increase (decrease) in cash and temporary cash investments      39,272    (4,363)
Cash and temporary cash investments at beginning of period             --       6,156
                                                                  --------   --------
Cash and temporary cash investments at end of period              $ 39,272   $  1,793
                                                                  --------   --------

See notes to condensed consolidated financial statements.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   CONSOLIDATION AND RECLASSIFICATIONS

The condensed consolidated financial statements include the accounts of Duquesne Light Company (Duquesne) and its wholly owned subsidiary. All material intercompany balances and transactions have been eliminated in the preparation of the condensed consolidated financial statements.

In the opinion of management, the unaudited condensed consolidated financial statements included in this report reflect all adjustments that are necessary for a fair presentation of the results of interim periods, and are normal, recurring adjustments. Prior period financial statements were reclassified to conform with the 1994 presentation.

These statements should be read with the financial statements and notes included in the Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1993. The results of operations for the three months ended March 31, 1994 are not necessarily indicative of the results which may be expected for the full year.


2.   RECEIVABLES

Components of Receivables for the periods indicated are as follows:


                                                    Amounts in Thousands of Dollars
                                                  --------------------------------------
                                                  March 31, 1994   March 31, 1993   December 31, 1993
                                                  ---------------  --------------   -----------------
Electric customer accounts receivable                   $109,961       $118,451        $107,342
Other accounts receivable                                 42,150         33,900          54,699
   Less:  Allowance for uncollectible accounts           (14,274)        (9,351)        (13,282)
                                                        --------       --------        --------
Receivables less allowance for uncollectible
  accounts                                               137,837        143,000         148,759
   Less:  Receivables sold                               (30,000)       (59,500)         (9,000)
                                                        --------       --------        --------
Total Receivables                                       $107,837       $ 83,500        $139,759
                                                        --------       --------        --------

An arrangement between Duquesne and an unaffiliated corporation entitles Duquesne to sell, and the corporation to purchase, up to $100 million of Duquesne's accounts receivable. At March 31, 1994, Duquesne had sold $30.0 million of receivables to the unaffiliated corporation. The sales agreement includes a limited recourse obligation under which Duquesne could be required to repurchase certain of the receivables. The maximum amount of Duquesne's contingent liability was $9.9 million at March 31, 1994. The current sales agreement will expire in June of 1994.


3.   EXTRAORDINARY PROPERTY LOSS

Duquesne abandoned its interest in Perry Unit 2 in 1986 and subsequently disposed of its interest in 1992. In 1987, the Pennsylvania Public Utility Commission (PUC) approved recovery, over a 10-year period, of Duquesne's original $155 million investment in Perry Unit 2. Duquesne is not earning a return on the as yet unrecovered portion (approximately $35.5 million at March 31, 1994) of its investment in the unit.

4.   INCOME TAXES

Since DQE's formation in 1989, Duquesne has filed consolidated federal income tax returns with its parent and other companies in the affiliated group.
Federal income tax returns have been audited by the Internal Revenue Service and closed for the tax years through 1989. Returns filed for the tax years 1990 to date remain subject to IRS review. Duquesne does not believe that final settlement of the federal tax returns for these years will have a material adverse effect on its financial position or results of operations.

Effective January 1, 1993, Duquesne adopted the Statement of Financial Accounting Standards Number 109 (SFAS No. 109). The cumulative effect on prior years of $8 million was reported in 1993 as an increase in net income. The SFAS No. 109 impact to 1993 income before cumulative effect of changes in accounting principle was immaterial.

With respect to financial presentation of SFAS No. 109, Duquesne records the amortization of uncollected deferred income taxes in depreciation and amortization expense and reversals of accumulated deferred income taxes in income tax expense.

5.   RATE MATTERS

1987 Rate Case

In March 1988, the PUC adopted a rate order that increased Duquesne's annual revenues by $232 million phased-in from April 1988 through April 1994. Deficiencies which resulted from the phase-in plan in current revenues have been included in the condensed consolidated income statement as deferred revenues. Deferred revenues have been recorded on the balance sheet as a deferred asset for future recovery. As customers were billed for deficiencies related to prior periods, this deferred asset was reduced. As designed, the phase-in plan provided for carrying charges (at the after-tax AFC rate) on revenues deferred for future recovery. Duquesne has not recorded additional carrying charges on the deferred revenue balance since April 1993. Duquesne has recovered previously deferred revenues and carrying charges of $310.7 million as of March 31, 1994. The remaining phase-in plan deferral balance of $3.8 million at March 31, 1994 was recovered in April of 1994.

At this time, Duquesne has no pending base rate case and has no immediate plans to file a base rate case.

Deferred Coal Costs

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

In 1990, the PUC approved a joint petition for settlement that clarified certain aspects of the system-wide coal cost standard and gave Duquesne options to extend the standard throughMarch 2000. In December 1991, Duquesne exercised the first of two options that extended the standard through March 1996. The unrecovered cost of coal used at Mansfield amounted to $6.8 million and the unrecovered cost of coal used throughout the system amounted to $6.8 million at March 31, 1994. Duquesne believes that all deferred coal costs will be recovered.

Electric Operating Revenues

Duquesne is authorized by the PUC to recover fuel costs and purchased energy costs through an Energy Cost Rate Adjustment Clause which is adjusted annually. Revenues are adjusted for differences between recoverable fuel costs and amounts actually recovered in current rates. Through the ECR, Duquesne passes to its customers the profits from short-term sales to other utilities.


Warwick Mine Costs

The 1990 joint petition for settlement (See preceding section on deferred coal costs.) also recognized costs at Duquesne's Warwick Mine, which had been on standby since 1988, and allowed for recovery of such costs, including the costs of ultimately closing the mine.  In 1990, Duquesne entered into an agreement under which an unaffiliated company will operate the mine until March 2000 and sell the coal produced.  Production began in late 1990.  The mine reached a full production rate in early 1991.  The Warwick Mine coal reserves include both high and low sulfur coal; the sulfur content averages in the mid-range at 1.7 percent
- - - 1.9 percent sulfur content.  More than 60 percent of the coal mined at Warwick currently is used by Duquesne.  Duquesne receives a royalty on sales of coal in the open market.  The Warwick Mine currently supplies less than one-fifth of the coal used in the production of electricity at the plants owned or co-owned by
Duquesne.

Costs at the Warwick Mine and Duquesne's investment in the mine are expected to be recovered through the cost of coal in the ECR. Recovery is subject to the system-wide coal cost standard. Duquesne also has an opportunity to earn a return on its investment in the mine through the cost of coal during the period of the system-wide coal cost standard, including extensions. At March 31, 1994, Duquesne's net investment in the mine was $23.1 million. The estimated liability, including final site reclamation, mine water treatment and certain labor liabilities, for mine closing is $33 million and Duquesne has collected approximately $9.6 million toward these costs.


Property Held for Future Use

In 1986, the PUC approved Duquesne's request to remove the Phillips and most of the Brunot Island (BI) power stations from service and place them in cold reserve. Duquesne expects to recover its net investment in these plants through future electric sales. Phillips and BI represent licensed, certified, clean sources of electricity that will be necessary to meet expanding opportunities in the power markets. Duquesne believes that anticipated growth in peak load demand for electricity within its service territory will require additional peaking generation. Duquesne looks to BI to meet this need. The Phillips Power Plant is an important component in Duquesne's strategy to identify and serve these opportunities for providing bulk power service. With recent legislation permitting wider transmission access to bulk power markets and with the opportunity to package a sale of power from Phillips with the support of Duquesne's system, the Phillips plant can be made a highly reliable, cost-competitive alternative for most purchasers. In summary, Duquesne believes its investment in these cold-reserved plants will be necessary in order to meet future business needs. If business opportunities do not develop as expected, Duquesne will consider the sale of these assets. In the event that mark demand, transmission access or rate recovery do not support the utilization or sale of the plants, Duquesne may have to write off part or all of their costs.

Nuclear Decommissioning

The PUC ruled that recovery of the decommissioning costs for Beaver Valley Unit 1 could begin December 24, 1977, and that recovery for Beaver Valley
Unit 2 and Perry Unit 1 could begin March 25, 1988. Duquesne expects to decommission each nuclear plant at the end of its life, a date that currently coincides with the expiration of each plant's operating license. The total estimated decommissioning costs, including removal and decontamination costs, being recovered in rates are $70 million for Beaver Valley Unit 1, $20 million for Beaver Valley Unit 2, and $38 million for Perry Unit 1. These amounts were based upon the most recent studies available at the time of Duquesne's last rate case.

Since the time of Duquesne's last rate case, site specific studies have been performed to update the estimated decommissioning costs, in current dollars, for each of its nuclear generating units. In 1992, Duquesne's share of the estimated decommissioning costs for Beaver Valley Unit 2 was revised to $35 million. Duquesne's share of decommissioning costs, which is based on preliminary site specific studies to be finalized in 1994, is estimated to increase to $122 million for Beaver Valley Unit 1 and to $71 million for Perry.

Duquesne plans to increase the annual contribution to its decommissioning trusts by $2 million to bring the total annual funding to approximately $4 million per year. Duquesne plans to continue making periodic reevaluations of estimated decommissioning costs, to provide additional funding from time to time, and to seek regulatory approval for recognition of these increased funding levels.

Duquesne records decommissioning costs under the category of depreciation expense and accrues a liability equal to that amount for nuclear decommissioning expense. Such nuclear decommissioning funds are deposited in external, segregated trust accounts. Trust fund earnings increase the fund balance and the recorded liability. The aggregate trust fund balances at March 31, 1994 totaled $17.8 million. On Duquesne's condensed consolidated balance sheet, the decommissioning trusts have been reflected in investments, and the related liability has been recorded as deferred credits.


6.   COMMITMENTS AND CONTINGENCIES

Westinghouse Lawsuit

In 1991, the co-owners of Beaver Valley Units 1 and 2 filed suit against Westinghouse Electric Corporation (Westinghouse) in the United States District Court for the Western District of Pennsylvania. The suit alleges that six steam generators supplied by Westinghouse for the two units contain serious defects - in particular defects causing tube corrosion and cracking. Duquesne is seeking monetary and corrective relief. Discovery in the proceeding has been completed and the trial may commence as early as mid-year. Steam generator maintenance costs have increased as a result of these defects and are likely to continue increasing. The condition of the steam generators is being monitored closely. If the corrosion and cracking continue, replacement of the steam generators could be required prior to the ends of their 40-year design lives. Duquesne is continuing to conduct a corrective maintenance program and to explore longer term options, including replacement of the steam generators. While Duquesne has no current plans to replace the steam generators and has not yet completed a detailed, site-specific study, replacement cost per unit is estimated to be between $100 million and $150 million. (Other utilities with similar units have replaced steam generators at costs in this range.) Duquesne cannot predict the outcome of this matter; however, Duquesne does not believe that resolution will have a material adverse effect on its financial position or results of operations.
Duquesne's percentage interests (ownership and leasehold) in Beaver Valley
Unit 1 and in Beaver Valley Unit 2 are 47.5 percent and 13.74 percent, respectively. The remainder of Beaver Valley Unit 1 is owned by Ohio Edison
Company and Pennsylvania Power Company.   The remaining in Beaver Valley Unit
2 is owned by Ohio Edison Company, Cleveland Electric Illuminating Company and Toledo Edison Company. Duquesne operates both units on behalf of these co-owners.

Nuclear Insurance

Co-owners of the Beaver Valley Power Station maintain the maximum available nuclear insurance for the $5.9 billion total investment in Beaver Valley Units 1 and 2. The insurance program provides $2.8 billion for property damage, decommissioning, and decontamination liabilities. Similar property insurance is held by the joint owners of the Perry Plant for their $5.4 billion total investment in Perry Unit 1. Duquesne would be responsible for its share of any damages in excess of insurance coverage. In addition, if the property damage reserves of Nuclear Electric Insurance Limited (NEIL), an industry mutual, are inadequate to cover claims arising from an incident at any United States nuclear site covered by that insurer, Duquesne could be assessed retrospective premiums totaling a maximum of $6.5 million over a seven year period.

The Price-Anderson Amendments to the Atomic Energy Act limit public liability from a single incident at a nuclear plant to $9.3 billion. Duquesne has purchased $200 million of insurance, the maximum amount available, which provides the first level of financial protection. Additional protection of $8.7 billion would be provided by an assessment of up to $75.5 million per incident on each nuclear unit in the United States. Duquesne's maximum total assessment, $56.6 million, which is based upon its ownership interests in nuclear generating stations, would be limited to a maximum of $7.5 million per incident per year.
A further surcharge of 5 percent could be levied if the total amount of public claims exceeded the funds provided under the assessment program. Additionally, a state premium tax (typically 3 percent) would be charged on the assessment and surcharge. Finally, the United States Congress could impose other revenue-raising measures on the nuclear industry if funds prove insufficient to pay claims.

Duquesne carries extra expense insurance; coverage includes the incremental cost of any replacement power purchased (in addition to costs that would have been incurred had the units been operating) and other incidental expense after the occurrence of certain types of accidents at its nuclear units. The amounts of the coverage are 100 percent of the estimated extra expense per week during the 52-week period starting 21 weeks after an accident and 67 percent of such estimate per week for the following 104 weeks. The amount and duration of actual extra expense could substantially exceed insurance coverage.

Guarantees

Duquesne and the other co-owners have guaranteed certain debt and lease obligations related to a coal supply contract for the Bruce Mansfield plant. At March 31, 1994, Duquesne's share of these guarantees was $31 million. The prices paid for the coal by the companies under this contract are expected to be sufficient to meet debt and lease obligations to be satisfied through the year 2000. (See discussion regarding deferred coal costs at Note 5.) The minimum future payments to be made by Duquesne solely in relation to these obligations are $36.4 million at March 31, 1994.

Residual Waste Management Regulations

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

Other

Duquesne is involved in various other legal proceedings and environmental matters. Duquesne believes that such proceedings and matters, in total, will not have a material adverse effect on its financial position or results of operations.

                        ______________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Duquesne Light Company (Duquesne) is a wholly owned subsidiary of DQE, an energy services holding company formed in 1989. Duquesne is engaged in the production, transmission, distribution and sale of electric energy. Duquesne was formed under the laws of Pennsylvania by the consolidation and merger in 1912 of three constituent companies.

Results of Operations
- - ------------------------------------------------------------------------------
Seasonality

The quarterly results are not necessarily indicative of full-year operations because of seasonal fluctuations. Electric sales to residential and commercial customers tend to increase during the warmer summer months because of increased use of electricity for air conditioning. Sales also increase during the winter months because of the use of electricity for heating.

Operating Revenues

Operating revenues for the first quarter of 1994 exceeded those of the first quarter of 1993 by 4.3 percent. The $12.2 million increase is largely attributable to electric sales to other utilities. Consistent with severe 1994 winter weather conditions, revenues from customers for the same periods reflect a $4.5 million increase due to more power sales to all classes of customers in 1994.

In the absence of major scheduled plant maintenance outages in 1994, available generation resulted in an increase of 568,597 megawatt hours of short-term off-system power sales to other utilities in the first quarter of 1994 when compared to the first quarter of 1993. Profits from short-term power sales to other utilities are returned to Duquesne's customers through the ECR. See Note 5 to Duquesne's condensed consolidated financial statements for additional discussion of Electric Operating Revenues.

Operating Expenses

The 1994 first quarter $7.7 million increase in fuel and purchased power expense is affected by the decline in nuclear fuel costs, an increase in fuel consumption for the generation of higher customer and off-system sales, and the reduction in purchased power due to increased generation when compared to the first quarter of 1993.

Duquesne's continuing cost reduction efforts resulted in a decrease of approximately $6 million in other operating expenses.

Maintenance expense decreased approximately $3.8 million in 1994 as compared to the same period of 1993 because in the first quarter of 1993 there were higher expenses related to generating station outages as well as costs associated with overhead line repairs during a major snow storm in 1993.


Other Income and Deductions

Other income decreased approximately $1.9 million in 1994, in comparison with that for 1993, because Duquesne has not recorded additional carrying charges on deferred revenues since April of 1993. See Note 5 to Duquesne's condensed consolidated financial statements for additional discussion of the conclusion of the 1987 Rate Case.

Financial Condition
- - ------------------------------------------------------------------------------

Financing

Duquesne plans to meet its current obligations and debt maturities through 1998 with funds generated from operations and through new financings. At March 31, 1994, Duquesne was in compliance with all of its debt covenants.

On January 14, 1994, Duquesne redeemed all of its outstanding shares of $2.10 preference stock and $7.50 preference stock for approximately $38 million.

In May of 1994, Duquesne and Duquesne Capital L.P., a limited partnership, filed a shelf registration with the Securities and Exchange Commission for up to $150 million of Cumulative Monthly Income Preferred Securities.

Short-Term Borrowings

Duquesne currently has extendible revolving credit agreements totaling $225 million with a group of banks. The current expiration date of this credit arrangement is September 30, 1994. Interest rates can, in accordance with the option selected at the time of each borrowing, be based on prime, federal funds, Eurodollar or CD rates. Commitment fees are based on the unborrowed amount of the commitments.

During 1993, the maximum short-term bank and commercial paper borrowings outstanding was $27 million; the average daily short-term borrowings outstanding was $1.6 million; and the weighted average daily interest rate applied to such borrowings was 3.42 percent. There were no short-term borrowings outstanding at March 31, 1994 or March 31, 1993.

Sale of Accounts Receivable

In 1989, Duquesne and an unaffiliated corporation entered into an agreement that entitled Duquesne to sell and the corporation to purchase, on an ongoing basis, up to $100 million of accounts receivable. At March 31, 1994, Duquesne had sold $30 million of receivables. The accounts receivable sales agreement, which expires in June 1994, is one of many sources of funds available to Duquesne. Duquesne is currently planning a replacement of the agreement.

Nuclear Fuel Leasing

Duquesne finances its acquisitions of nuclear fuel through a leasing arrangement under which it may finance up to $75 million of nuclear fuel. As of March 31, 1994, the amount of nuclear fuel financed by Duquesne under this arrangement totaled approximately $57 million. Duquesne plans to continue leasing nuclear fuel to fulfill its requirements at least through 1995, the remaining term of the leasing arrangement.

Transmission Access
- - ------------------------------------------------------------------------------

On March 17, 1994, Duquesne submitted, pursuant to the Federal Power Act, a "good faith" request for transmission service with the Allegheny Power System
(APS) and Pennsylvania-New Jersey-Maryland Interconnection Association (PJM Companies). The request is based on 20-year firm service with flexible delivery points for 300 megawatts of transfer capability over the transmission network that extends from Western Pennsylvania to the East Coast. Duquesne is currently in discussions with APS and the PJM Companies regarding the requested transmission service.

Construction
- - ------------------------------------------------------------------------------

During 1993, Duquesne spent approximately $100 million for construction to improve and expand its production, transmission and distribution systems. Duquesne estimates that it will spend approximately $110 million for construction in 1994. Year-to-date construction expenditures incurred through March 31, 1994 totaled $19.4 million. These amounts exclude AFC, nuclear fuel and expenditures for possible early replacement of steam generators at the Beaver Valley Power Station. (See Note 6 to Duquesne's condensed consolidated financial statements.) Duquesne currently has no plans for construction of new base load generating plants.

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

Rate Matters
- - ------------------------------------------------------------------------------

Electric rates charged by Duquesne to its customers are regulated by the PUC. Electric rates charged to the Borough of Pitcairn and to other electric utilities are regulated by the Federal Energy Regulatory Commission (FERC). Short-term sales to other utilities are made at competitive market rates.

Demand-Side Management

In March of 1994, Duquesne filed with the PUC an updated Demand-Side Management
(DSM) Plan designed to encourage customer energy conservation and load management. Duquesne's proposed DSM programs include compact fluorescent lighting, load management, cool storage systems, emergency generation networks and long-term interruptible rates. The Pennsylvania Industrial Energy Coalition
(PIEC) has recently filed appeals in the Commonwealth Court of Pennsylvania requesting reversal of PUC orders of December 13, 1993 and April 8, 1994 which originated electric utility DSM programs in Pennsylvania and allow utilities to recover prudently incurred DSM program costs through rates.
Implementation of Duquesne's DSM plan awaits PUC approval and disposition of these appeals.

Rate Changes

In April of 1994, Duquesne's base rates were decreased by approximately $85 million annually effective with the last step in the 1987 rate phase-in plan. Concurrently, the ECR was approved and the state tax adjustment surcharge was recalculated and included in base rates.

See Note 5 to Duquesne's condensed consolidated financial statements for additional discussion of rate-related matters.

Environmental Matters
- - ------------------------------------------------------------------------------

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

The legislation requires significant reductions of SO\\2\\ and oxides of nitrogen (NO\\X\\) by 1995 and additional reductions by the year 2000. Duquesne continues to work with the operators of its jointly owned stations to implement cost-effective compliance strategies to meet these requirements. Duquesne's plans for meeting the 1995 SO\\2\\ compliance requirements include increasing the use of scrubbed capacity, switching to fuel with a lower sulfur content and purchasing emission allowances. NO\\X\\ reductions under Title IV are required by 1995 at only the Cheswick station; work to achieve the reductions was completed in 1993. The ozone attainment provisions of Title I of the Clean Air Act Amendments will require NO\\X \\reductions by 1995 at Duquesne's Elrama plant and at the jointly owned Mansfield plant. Duquesne plans to achieve such reductions with low NO\\X\\ burner technology. Duquesne has currently 1,187 megawatts of scrubbed capacity, including 300 megawatts at the currently cold-reserved Phillips plant, as well as 570 megawatts of capacity that meets the 1995 standards of the Clean Air Act amendments through the use of low sulfur coal. The estimated capital costs to achieve 1995 compliance standards are approximately $30 million, of which approximately $15 million has already been spent. Through the year 2000, Duquesne is planning a combination of compliance methods that include fuel switching; increased use of, and improvements in, scrubbed capacity; flue gas conditioning; low NO\\X\\ burner technology; and the purchase of emission allowances. Duquesne currently estimates that additional capital costs to comply with environmental requirements from 1995 through the year 2000 will be approximately $20 million. This estimate is subject to the finalization of federal and state regulations.

Duquesne is closely monitoring other potential air quality programs and air emission control requirements that could be imposed in the future. These areas include additional NO\\X\\ control requirements that could be imposed on fossil fuel plants by the Ozone Transport Commission, more stringent ambient air quality and emission standards for SO\\2 \\and particulates, or carbon dioxide (CO\\2\\) control measures. As these potential programs are in various stages of discussion and consideration, it is impossible to make reasonable estimates of the potential costs and impacts of these programs at this time.

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

Under the Nuclear Waste Policy Act of 1982, which establishes a policy for handling and disposing of spent nuclear fuel and requires the establishment of a final repository to accept spent fuel, contracts for jointly owned nuclear plants have been entered into with the Department of Energy (DOE)for permanent disposal of spent nuclear fuel and high-level radioactive waste. The DOE has indicated that the repository will not be available for acceptance of spent fuel before 2010. Existing on-site spent fuel storage capacities at Beaver Valley 1, Beaver Valley 2 and Perry Unit 1 are expected to be sufficient until 1996, 2010, and 2009, respectively. Duquesne is currently increasing the storage capacity at Beaver Valley 1 by equipping the spent fuel pool with high density fuel storage racks. Duquesne anticipates that such action will increase the spent fuel storage capacity at Beaver Valley 1 to provide for sufficient storage through 2014.

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

The Low-Level Waste Policy Act of 1980 (LLWPA) mandated that the responsibility for the disposal of low-level radioactive waste rests with the individual states. Most states, including Pennsylvania and Ohio, have formed regional compacts to comply with the LLWPA by providing permanent disposal sites for radioactive waste generated within each compact. However, plans for these disposal sites have not progressed as anticipated in the LLWPA and it is not certain when the regional sites will be available for disposal of waste. Radioactive waste from Duquesne's jointly owned nuclear plants is currently shipped to a disposal facility in South Carolina. This facility has announced that it will not accept any additional waste from outside the Southeast Compact after June 30, 1994. The co-owners have constructed on-site waste storage facilities at the Beaver Valley Power Station and the Perry Power Plant for interim storage of the plants' low-level radioactive waste. The Beaver Valley on-site facility is expected to be sufficient to meet site storage requirements until regional disposal facilities become available. ThePerry on-site facility is expected to be sufficient to meet site storage requirements for a period of five years.

Duquesne believes that it is adequately reserved for all known environmental liabilities and costs. Accordingly, Duquesne believes that the ultimate outcome of these environmental matters will not have a material adverse effect on its financial position or the results of its operations.

Outlook
- - ------------------------------------------------------------------------------

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

In addition, increased competition may also result from the 1990 Amendments to the Clean Air Act. Such amendments exempt from SO\\2\\ and NO\\X\\ control requirements existing units with less than 25 megawatts of generating capacity and new or existing co-generation units supplying less than one-third of their electric output and less than 25 megawatts for commercial sale.


                        ------------------------------

                            DUQUESNE LIGHT COMPANY
                             OPERATING STATISTICS
                                 (000 omitted)
                                  (Unaudited)

                                      Three Months Ended
                                           March 31
                                    ----------------------

                                                             Percent
                                        1994       1993       Change
                                    ----------  ----------   -------
Kilowatt-hour Sales:
  Residential                          913,673     866,454       5.4
  Commercial                         1,371,798   1,334,665       2.8
  Industrial                           814,169     771,423       5.5
  Miscellaneous                         21,199      21,064       0.6
  Other Utilities                      821,232     252,635     225.1
- - ----------------------------------------------------------
    Total Kilowatt-hour Sales        3,942,071   3,246,241      21.4
==========================================================

Operating Revenues:
Electric Sales:
  Residential                         $108,759    $105,582       3.0
  Commercial                           114,709     113,836       0.8
  Industrial                            49,189      48,759       0.9
  Miscellaneous                          4,497       4,526      (0.6)
  Other Utilities                       11,398       3,749     204.0
Other Operating Revenues                 7,316       7,261       0.8
- - ----------------------------------------------------------
    Total Operating Revenues          $295,868    $283,713       4.3
==========================================================

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

General Electric Settlement
- - -----------------------------------------------------------------------------

Reference is made to the discussion under this heading in Part I, Item 3 of the Form 10-K Annual Report for the year ended December 31, 1993. In January 1994, Duquesne Light Company, The Cleveland Electric Illuminating Company,
Ohio Edison Company, Pennsylvania Power Company and The Toledo Edison
Company reached a settlement in connection with a 1991 lawsuit filed in the United States District Court in Cleveland against General Electric Company (GE) regarding the Perry Plant. These co-owners jointly constructed Perry Unit 1, a nuclear power plant on the southern shore of Lake Erie in Ohio, for which GE supplied the nuclear steam supply systems and other goods and services. The out-of-court settlement disposed of a complaint filed by the co-owners of Perry Unit 1 which included claims of breach of contract, warranty, and duties of good faith and fair dealing, as well as constructive fraud, negligence, misrepresentation and various Racketeer Influenced and Corrupt Organization
(RICO) violations in connection with delays and cost increases relating to the construction of Perry Unit 1. The settlement provides for cash payments to the Perry owners and discounts on their future purchases from GE. This settlement will not materially affect Duquesne's results of operations.


Rate-Related and Environmental Litigation
- - -----------------------------------------------------------------------------

Proceedings involving Duquesne's rates are reported in PART I, Item 1, Note 5 of Duquesne's condensed consolidated financial statements under "Rate Matters". Proceedings involving environmental matters are reported in Item 2. "Environmental Matters".


Item 4.  Submission of Matters to a Vote of Security Holders

      a. In lieu of an Annual Meeting, Duquesne's sole stockholder, DQE (the owner of all 10 outstanding shares of Duquesne's common stock), elected directors of Duquesne through a Unanimous Consent of Stockholders executed on April 20, 1994.

      b. The directors elected pursuant to the Unanimous Consent and whose terms will expire in 1997 were:

               Daniel Berg
               Robert P. Bozzone
               William H. Knoell
               Thomas J. Murrin

           The directors whose terms continue until 1995 are:

               John M. Arthur
               Doreen E. Boyce
               G. Christian Lantzsch
               Robert Mehrabian

           The directors whose terms continue until 1996 are:

               Sigo Falk
               Robert B. Pease
               Eric W. Springer
               Wesley W. von Schack

      c. The only other matter addressed by the Board of Directors in the Unanimous Consent was the ratification of the appointment of Deloitte & Touche as independent public accountants to audit the books of Duquesne for the year ending December 31, 1994.


Item 6.  Exhibits and Reports on Form 8-K.

      a.   Exhibits:

           EXHIBIT 12.1 - Calculation of Ratio of Earnings to Fixed Charges.

      b. No Current Report on Form 8-K was filed during the three months ended March 31, 1994.

                         _____________________________

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant identified below has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             DUQUESNE LIGHT COMPANY
                                         ------------------------------
                                                  (Registrant)




Date                                           /s/ Gary L. Schwass
    -------------------                  ------------------------------
                                                   (Signature)
                                                 Gary L. Schwass
                                          Vice President - Finance, and
                                           Principal Financial Officer




Date                                           /s/ Raymond H. Panza
    -------------------                  ------------------------------
                                                   (Signature)
                                                 Raymond H. Panza
                                                  Controller and
                                           Principal Accounting Officer