Form 10-Q
period 1994-06-30
DUQUESNE LIGHT CO
filed 1994-08-12
CIK 30573

August 12, 1994


Securities and Exchange Commission
Attention:  Filing Desk, Stop 1-4
450 Fifth Street, N.W.
Washington, DC  20549-1004


Dear Sir or Madam:

Electronically filed herewith the Securities and Exchange Commission is Duquesne Light Company's Form 10-Q for the quarter ended june 30, 1994.

Commission    Registrant; State of Incorporation;   IRS Employer
File Number   Address; and Telephone Number         Identification Number
- - -----------   -----------------------------------   ---------------------

1-956         Duquesne Light Company                     25-0451600
                (A Pennsylvania Corporation)
                One Oxford Centre
                301 Grant Street
                Pittsburgh, Pennsylvania  15279
                Telephone (412) 393-6000


Sincerely,


/s/ M. K. O'Brien
Assistant Controller

                                                                     [CONFORMED]



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                        For Quarter Ended June 30, 1994
                                          -------------



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


DQE is the holder of all shares of common stock, $1 par value, of Duquesne Light Company consisting of 10 shares as of June 30, 1994 and July 31, 1994.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                            DUQUESNE LIGHT COMPANY
                  CONDENSED STATEMENT OF CONSOLIDATED INCOME
                            (Thousands of Dollars)
                                  (Unaudited)

                                                     Three Months Ended      Six Months Ended
                                                         June 30,                June 30,
                                                  --------------------------------------------

                                                       1994       1993       1994       1993
                                                       ----       ----       ----       ----
Operating Revenues:
  Sales of Electricity:
    Customers                                      $272,376   $284,547   $574,350   $581,315
    Phase-in deferrals                               (3,990)   (23,719)   (28,810)   (47,784)
    Utilities                                         6,041      9,897     17,439     13,646
                                                   --------   --------   --------   --------
  Total Sales of Electricity                        274,427    270,725    562,979    547,177
  Other                                               7,243      9,871     14,559     17,132
                                                   --------   --------   --------   --------
      Total Operating Revenues                      281,670    280,596    577,538    564,309
                                                   --------   --------   --------   --------
Operating Expenses:
  Fuel and purchased power                           59,808     57,647    121,476    111,628
  Other operating expense                            72,115     68,680    138,362    140,880
  Maintenance expense                                21,356     18,610     37,611     38,617
  Depreciation and amortization                      39,038     36,930     81,527     74,183
  Taxes other than income taxes                      21,684     20,505     43,618     42,497
  Income taxes                                       13,686     17,606     39,867     37,349
                                                   --------   --------   --------   --------
      Total Operating Expenses                      227,687    219,978    462,461    445,154
                                                   --------   --------   --------   --------

OPERATING INCOME                                     53,983     60,618    115,077    119,155
                                                   --------   --------   --------   --------

Other Income and (Deductions):
  Allowance for equity funds used during
    construction                                        336        222        795        492
  Interest and dividend income                        1,620      2,102      3,286      3,765
  Income taxes                                         (117)    (2,298)       850     (3,745)
  Other - net                                            (7)     3,668     (3,573)     5,749
                                                   --------   --------   --------   --------
      Total Other Income and (Deductions)             1,832      3,694      1,358      6,261
                                                   --------   --------   --------   --------

INCOME BEFORE INTEREST CHARGES                       55,815     64,312    116,435    125,416
                                                   --------   --------   --------   --------

Interest Charges:
  Interest on long-term debt and other interest      25,536     29,924     51,042     58,476
  Allowance for borrowed funds used during
    construction                                       (278)      (182)      (656)      (418)
                                                   --------   --------   --------   --------
      Total Interest Charges                         25,258     29,742     50,386     58,058
                                                   --------   --------   --------   --------

INCOME BEFORE CUMULATIVE EFFECT ON
  PRIOR YEARS OF CHANGES IN ACCOUNTING
  PRINCIPLES                                         30,557     34,570     66,049     67,358
Adoption of SFAS 109 - Income taxes                       -          -          -      8,000
Accounting for maintenance costs - net                    -          -          -     (5,425)
                                                   --------   --------   --------   --------
NET INCOME                                           30,557     34,570     66,049     69,933

DIVIDENDS ON PREFERRED AND
  PREFERENCE STOCK                                    1,487      2,302      3,084      4,608
                                                   --------   --------   --------   --------

EARNINGS FOR COMMON STOCK                          $ 29,070   $ 32,268   $ 62,965   $ 65,325
                                                   --------   --------   --------   --------

See notes to condensed consolidated financial statements.

                             DUQUESNE LIGHT COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)
                                  (Unaudited)

                                                                             June 30,    December 31,
                                                                               1994          1993
                                                                           ------------  -------------
ASSETS
Property, Plant and Equipment                                              $ 4,597,419    $ 4,554,498
Less Accumulated Depreciation and Amortization                              (1,508,062)    (1,435,732)
                                                                           -----------    -----------
    Property, Plant and Equipment - Net                                      3,089,357      3,118,766
                                                                           -----------    -----------
Other Property and Investments                                                  73,738         61,060
                                                                           -----------    -----------
Current Assets:
  Cash and temporary cash investments                                            2,157             --
  Receivables                                                                   78,911        139,759
  Other current assets, principally materials and supplies                     130,206         99,808
                                                                           -----------    -----------
    Total Current Assets                                                       211,274        239,567
                                                                           -----------    -----------
Other Assets:
  Extraordinary property loss                                                   29,193         35,781
  Unamortized loss on reacquired debt                                           92,647         95,266
  Beaver Valley Unit 2 sale/leaseback premium                                   34,158         34,903
  Deferred rate synchronization costs                                           51,149         51,149
  Phase-in plan deferrals                                                           --         28,621
  Uncollected deferred income taxes                                            562,799        569,555
  Deferred debits                                                              141,054        153,435
                                                                           -----------    -----------
    Total Other Assets                                                         911,000        968,710
                                                                           -----------    -----------
       TOTAL ASSETS                                                        $ 4,285,369    $ 4,388,103
                                                                           -----------    -----------

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock - $1 par value (90,000,000 authorized, 10 shares issued)    $        --    $        --
  Capital surplus                                                              824,738        805,755
  Retained earnings                                                            293,882        294,916
                                                                           -----------    -----------
    Total Common Stockholder's Equity                                        1,118,620      1,100,671
                                                                           -----------    -----------
  Non-redeemable preferred and preference stock                                 90,593        121,906
  Redeemable preferred and preference stock                                         --          8,392
  Non-redeemable preference stock, Plan Series A                                29,897         29,956
                                                                           -----------    -----------
    Total preferred and preference stock before deferred ESOP
    benefit (involuntary liquidation values of $120,353 and
    $160,117, exceed par by $44,047 and $81,585,
    respectively)                                                              120,490        160,254
  Deferred employee stock ownership plan (ESOP) benefit                        (25,975)       (27,126)
                                                                           -----------    -----------
    Total Preferred and Preference Stock                                        94,515        133,128
                                                                           -----------    -----------
  Long-term debt                                                             1,367,247      1,416,705
                                                                           -----------    -----------
    Total Capitalization                                                     2,580,382      2,650,504
                                                                           -----------    -----------

Obligations Under Capital Leases                                                48,305         55,733
                                                                           -----------    -----------
Current Liabilities:
  Notes payable                                                                  2,300         10,991
  Current maturities and sinking fund requirements                              91,218         45,741
  Accounts payable                                                             102,943        112,401
  Accrued liabilities                                                           40,249         63,530
  Other current liabilities                                                     32,480         46,544
                                                                           -----------    -----------
    Total Current Liabilities                                                  269,190        279,207
                                                                           -----------    -----------

Investment Tax Credits Unamortized                                             126,583        129,574
                                                                           -----------    -----------
Accumulated Deferred Income Taxes                                            1,127,999      1,145,782
                                                                           -----------    -----------
Deferred Credits                                                               132,910        127,303
                                                                           -----------    -----------
      TOTAL CAPITALIZATION AND LIABILITIES                                 $ 4,285,369    $ 4,388,103
                                                                           -----------    -----------
See notes to condensed consolidated financial statements.

                             DUQUESNE LIGHT COMPANY
                 CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                             (Thousands of Dollars)
                                  (Unaudited)


                                                                     Six Months Ended
                                                                         June 30,
                                                                  ---------------------

                                                                     1994        1993
                                                                  ---------   ---------

Cash Flows from Operating Activities:
  Operations                                                      $ 164,132   $ 194,847
  Changes in working capital                                        (16,353)   (126,248)
  Other - net                                                        28,436     (13,313)
                                                                  ---------   ---------
    Net Cash Provided from Operating Activities                     176,215      55,286
                                                                  ---------   ---------

Cash Flows Used by Investing Activities:
  Construction expenditures                                         (46,039)    (45,507)
  Allowance for borrowed funds used during construction                (656)       (418)
  Other - net                                                         5,343      (4,687)
                                                                  ---------   ---------
    Net Cash Used by Investing Activities                           (41,352)    (50,612)
                                                                  ---------   ---------

Cash Flows Used in Financing Activities:
  Sale of bonds                                                           -     645,000
  Dividends on capital stock                                        (67,591)    (71,105)
  Reductions of long-term obligations                               (55,944)   (556,966)
  Reduction in notes payable                                         (8,691)          -
  Premium on reacquired debt                                              -     (25,613)
  Other - net                                                          (480)     (1,956)
                                                                  ---------   ---------
    Net Cash Used in Financing Activities                          (132,706)    (10,640)
                                                                  ---------   ---------

Net increase (decrease) in cash and temporary cash investments        2,157      (5,966)
Cash and temporary cash investments at beginning of period                -       6,156
                                                                  ---------   ---------
Cash and temporary cash investments at end of period              $   2,157   $     190
                                                                  ---------   ---------

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

These statements should be read with the financial statements and notes included in the Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1993. The results of operations for the three and six months ended June 30, 1994 are not necessarily indicative of the results which may be expected for the full year.


2.   RECEIVABLES

Components of Receivables for the periods indicated are as follows:

                                                           Amounts in Thousands of Dollars
                                                  --------------------------------------------------
                                                  June 30, 1994   June 30, 1993   December 31, 1993
                                                  --------------  --------------  ------------------

Electric customer accounts receivable                  $103,868        $106,086            $107,342
Other accounts receivable                                39,998          42,459              54,699
   Less:  Allowance for uncollectible accounts          (14,955)         (9,202)            (13,282)
                                                       --------        --------            --------
Receivables less allowance for uncollectible
  accounts                                              128,911         139,343             148,759
   Less:  Receivables sold                              (50,000)        (35,000)             (9,000)
                                                       --------        --------            --------
Total Receivables                                      $ 78,911        $104,343            $139,759
                                                       --------        --------            --------


An arrangement between Duquesne and an unaffiliated corporation entitles Duquesne to periodically sell its accounts receivable. At June 30, 1994, Duquesne had sold $50 million of receivables to the unaffiliated corporation. The sales agreement includes a limited recourse obligation under which Duquesne could be required to repurchase certain of the receivables. The maximum amount of Duquesne's contingent liability was $18.2 million at June 30, 1994. This sales agreement was replaced effective July 1, 1994. The replacement sales agreement provides for the periodic sale of up to $50 million of Duquesne's accounts receivable. The new arrangement expires on June 30, 1995.


3.   EXTRAORDINARY PROPERTY LOSS

Duquesne abandoned its interest in Perry Unit 2 in 1986 and subsequently disposed of its interest in 1992. In 1987, the Pennsylvania Public Utility Commission (PUC) approved recovery, over a 10-year period, of Duquesne's original $155 million investment in Perry Unit 2. Duquesne is not earning a return on the as yet unrecovered portion (approximately $31.7 million at June 30, 1994) of its investment in the unit.

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

With respect to financial presentation of Statement of Financial Accounting Standards Number 109 (SFAS No. 109), Duquesne records the amortization of uncollected deferred income taxes in depreciation and amortization expense and reversals of accumulated deferred income taxes in income tax expense.


5.   RATE MATTERS

1987 Rate Case

In March 1988, the PUC adopted a rate order that increased Duquesne's annual revenues by $232 million phased-in from April 1988 through April 1994. Deficiencies which resulted from the phase-in plan in current revenues were included in the condensed consolidated income statement as deferred revenues. Deferred revenues were recorded on the balance sheet as a deferred asset. As customers were billed for deficiencies related to prior periods, this deferred asset was reduced. As designed, the phase-in plan provided for carrying charges (at the after-tax AFC rate) on revenues deferred for future recovery. Duquesne recovered previously deferred revenues and carrying charges of approximately $315 million during the phase-in period which concluded in April of 1994.

At this time, Duquesne has no pending base rate case and has no immediate plans to file a base rate case.


Deferred Coal Costs

The PUC has established two market price coal cost standards for Duquesne's interests in mines that supply coal to its generating stations. One applies only to coal delivered at the Mansfield plant. The other, the system-wide coal cost standard, applies to coal delivered to the remainder of Duquesne's system. Both standards are updated monthly to reflect prevailing market prices for similar coal. The PUC has directed Duquesne to defer recovery of the delivered cost of coal to the extent that such cost exceeds generally prevailing market prices, as determined by the PUC, for similar coal. The PUC allows deferred amounts to be recovered from customers when the delivered costs of coal fall below such PUC-determined prevailing market prices.

In 1990, the PUC approved a joint petition for settlement that clarified certain aspects of the system-wide coal cost standard and gave Duquesne options to extend the standard through March 2000. In December 1991, Duquesne exercised the first of two options that extended the standard through March 1996. The unrecovered cost of coal used at Mansfield amounted to $7.5 million and the unrecovered cost of coal used throughout the system amounted to $2.3 million at June 30, 1994. Duquesne believes that all deferred coal costs will be recovered.

Electric Operating Revenues

Duquesne is authorized by the PUC to recover fuel costs and purchased energy costs through an Energy Cost Rate Adjustment Clause (ECR), which is adjusted annually. Revenues are adjusted for differences between recoverable fuel costs and amounts actually recovered in current rates. Through the ECR, Duquesne passes to its customers the profits from short-term power sales to other utilities.


Warwick Mine Costs

The 1990 joint petition for settlement (See preceding section on deferred coal costs.) also recognized costs at Duquesne's Warwick Mine, which had been on standby since 1988, and allowed for recovery of such costs, including the costs of ultimately closing the mine.  In 1990, Duquesne entered into an agreement under which an unaffiliated company will operate the mine until March 2000 and sell the coal produced.  Production began in late 1990.  The mine reached a full production rate in early 1991.  The Warwick Mine coal reserves include both high and low sulfur coal; the sulfur content averages in the mid-range at 1.7 percent
- - - 1.9 percent sulfur content.  More than 60 percent of the coal mined at Warwick currently is used by Duquesne.  Duquesne receives a royalty on sales of coal in the open market.  In the past year, the Warwick Mine supplied less than one-
fifth of the coal used in the production of electricity at Duquesne's wholly owned and jointly owned plants.

Costs at the Warwick Mine and Duquesne's investment in the mine are expected to be recovered through the cost of coal in the ECR. Recovery is subject to the system-wide coal cost standard. Duquesne also has an opportunity to earn a return on its investment in the mine through the cost of coal during the period of the system-wide coal cost standard, including extensions. At June 30, 1994, Duquesne's net investment in the mine was $21.7 million. The estimated liability, including final site reclamation, mine water treatment and certain labor liabilities, for mine closing is $33 million and Duquesne has collected approximately $10.3 million toward these costs.


Property Held for Future Use

In 1986, the PUC approved Duquesne's request to remove the Phillips and most of the Brunot Island (BI) power stations from service and place them in cold reserve. Duquesne expects to recover its net investment in these plants through future electric sales. Phillips and BI represent licensed, certified, clean sources of electricity that will be necessary to meet expanding opportunities in the bulk power markets. Duquesne believes that anticipated growth in peak load demand for electricity within its service territory will require additional peaking generation. Duquesne looks to BI to meet this need. The Phillips Power Plant is an important component in Duquesne's strategy to identify and serve opportunities for providing bulk power service. With recent legislation permitting wider transmission access to bulk power markets and with the opportunity to package a sale of power from Phillips with the support of Duquesne's system, the Phillips plant can be made a highly reliable, cost-competitive alternative for most purchasers. In summary, Duquesne believes its investment in these cold-reserved plants will be necessary in order to meet future business needs. If business opportunities do not develop as expected, Duquesne will consider the sale of these assets. In the event that market demand, transmission access or rate recovery do not support the utilization or sale of the plants, Duquesne may have to write off part or all of their costs.


Nuclear Decommissioning

The PUC ruled that recovery of the decommissioning costs for Beaver Valley Unit 1 could begin December 24, 1977, and that recovery for Beaver Valley Unit 2 and Perry Unit 1 could begin March 25, 1988. Duquesne expects to decommission each nuclear plant following the end of its life, a date that currently coincides with the expiration of each plant's operating license. The total estimated decommissioning costs, including removal and decontamination costs, being recovered in rates are $70 million for Beaver Valley Unit 1, $20 million for Beaver Valley Unit 2, and $38 million for Perry Unit 1. These amounts were based upon the studies available at the time of Duquesne's last rate case.

Since the time of Duquesne's last rate case, site specific studies have been performed to update the estimated decommissioning costs, in current dollars, for each of its nuclear generating units. In 1992, Duquesne's share of the estimated decommissioning costs for Beaver Valley Unit 2 was revised to $35 million. Duquesne's share of decommissioning costs, which is based on site specific studies finalized in 1994, was revised to $122 million for Beaver Valley Unit 1 and to $67 million for Perry.

Duquesne plans to increase the annual contribution to its decommissioning trusts by $2 million to bring the total annual funding to approximately $4 million per year. Duquesne plans to continue making periodic reevaluations of estimated decommissioning costs, to provide additional funding from time to time, and to seek regulatory approval for recognition of these increased funding levels.

Duquesne records decommissioning costs under the category of depreciation and amortization expense and accrues a liability equal to that amount for nuclear decommissioning expense. Such nuclear decommissioning funds are deposited in external, segregated trust accounts. The funds are invested in a portfolio consisting of municipal bonds, certificates of deposit, and U.S. government securities having a weighted average duration of 4-7 years. Trust fund earnings increase the fund balance and the recorded liability. The market value of the aggregate trust fund balances at June 30, 1994 totaled $18 million. On Duquesne's condensed consolidated balance sheet, the decommissioning trusts have been reflected in long-term investments, and the related liability has been recorded as deferred credits.


 6.   COMMITMENTS AND CONTINGENCIES

Westinghouse Lawsuit

In 1991, the co-owners of Beaver Valley Units 1 and 2 filed suit against Westinghouse Electric Corporation (Westinghouse) in the United States District Court for the Western District of Pennsylvania. The suit alleges that six steam generators supplied by Westinghouse for the two units contain serious defects - in particular defects causing tube corrosion and cracking. Duquesne is seeking monetary and corrective relief. Discovery in the proceeding has been completed and the trial is expected to begin in September of 1994. Steam generator maintenance costs have increased as a result of these defects and are likely to continue increasing. The condition of the steam generators is being monitored closely. If the corrosion and cracking continue, replacement of the steam generators could be required prior to the ends of their 40-year design lives. Duquesne is continuing to conduct a corrective maintenance program and to explore longer term options, including replacement of the steam generators. While Duquesne has no current plans to replace the steam generators and has not yet completed a detailed, site-specific study, replacement cost per unit is estimated to be between $100 million and $150 million. (Other utilities with similar units have replaced steam generators at costs in this range.) Duquesne cannot predict the outcome of this matter; however, Duquesne does not believe that resolution will have a material adverse effect on its financial position or results of operations. Duquesne's percentage interests (ownership and leasehold) in Beaver Valley Unit 1 and in Beaver Valley Unit 2 are 47.5 percent and 13.74 percent, respectively. The remainder of Beaver Valley Unit 1 is owned
by Ohio Edison Company and Pennsylvania Power Company.   The remaining interest
in Beaver Valley Unit 2 is held by Ohio Edison Company, Cleveland Electric Illuminating Company and Toledo Edison Company. Duquesne operates both units on behalf of these co-owners.

Nuclear Insurance

All of the companies with an interest in the Beaver Valley Power Station maintain the maximum available nuclear insurance for the $5.9 billion total investment in Beaver Valley Units 1 and 2. The insurance program provides $2.8 billion for property damage, decommissioning, and decontamination liabilities. Similar property insurance is held by the joint owners of the Perry Plant for their $5.4 billion total investment in Perry Unit 1. Duquesne would be responsible for its share of any damages in excess of insurance coverage. In addition, if the property damage reserves of Nuclear Electric Insurance Limited
(NEIL), an industry mutual, are inadequate to cover claims arising from an incident at any United States nuclear site covered by that insurer, Duquesne could be assessed retrospective premiums totaling a maximum of $6.5 million.

The Price-Anderson Amendments to the Atomic Energy Act limit public liability from a single incident at a nuclear plant to $9.2 billion. Duquesne has purchased $200 million of insurance, the maximum amount available, which provides the first level of financial protection. Additional protection of $8.5 billion would be provided by an assessment of up to $75.5 million per incident on each nuclear unit in the United States. Duquesne's maximum total assessment, $56.6 million, which is based upon its ownership interests in nuclear generating stations, would be limited to a maximum of $7.5 million per incident per year.
A further surcharge of 5 percent could be levied if the total amount of public claims exceeded the funds provided under the assessment program. Additionally, a state premium tax (typically 3 percent) would be charged on the assessment and surcharge. Finally, the United States Congress could impose other revenue-raising measures on the nuclear industry if funds prove insufficient to pay claims.

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


Guarantees

Duquesne and the other co-owners have guaranteed certain debt and lease obligations related to a coal supply contract for the Bruce Mansfield plant. At June 30, 1994, Duquesne's share of these guarantees was $31.0 million. The prices paid for the coal by the companies under this contract are expected to be sufficient to meet debt and lease obligations to be satisfied through the year 2000. (See discussion regarding deferred coal costs at Note 5.) The minimum future payments to be made by Duquesne solely in relation to these obligations are $35.7 million at June 30, 1994.


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


Results of Operations
- - --------------------------------------------------------------------------------

Seasonality

The quarterly results are not necessarily indicative of full-year operations because of seasonal fluctuations. Electric sales to residential and commercial customers tend to increase during the warmer summer months because of increased use of electricity for air conditioning. Sales also increase during the winter months because of the use of electricity for heating.

Operating Revenues

Total operating revenues for the second quarter of 1994 were consistent with those of the second quarter of 1993.

The net increase in total sales of electricity totaled $3.7 million dollars. This increase represents a $7.6 million increase in sales to all classes of customers due to warmer weather conditions in the second quarter of 1994 than in 1993, reduced by a $3.9 million decrease in short-term power sales to other utilities. Major plant maintenance outages scheduled during the second quarter of 1994 resulted in a decrease of 223,000 megawatt hours of short-term off-system power sales when compared to the second quarter of 1993.

Other operating revenue decreased by $2.6 million primarily due to reduced billings to co-owners of jointly owned power stations. Reduced billings to co-owners of jointly owned power stations in the second quarter of 1994 reflect an absence of the scheduled refueling outage of Beaver Valley Unit 1, which occurred in the second quarter of 1993.


Operating Expenses

Fuel and purchased power expense increased 3.7% in the second quarter of 1994 when compared to the same period in 1993. The $2.2 million increase was the net result of a $7.0 million decrease due to declining fuel costs and a $9.2 million increase in purchased power expense. Second quarter energy purchases in 1994 exceeded those of the prior year due to 1994 major scheduled plant maintenance outages at the Elrama and Bruce Mansfield Power Stations and a refueling outage at Perry Unit 1 which began on February 5, 1994.


Financial Condition
- - --------------------------------------------------------------------------------

Financing

Duquesne plans to meet its current obligations and debt maturities through 1998 with funds generated from operations and through new financings. At June 30, 1994, Duquesne was in compliance with all of its debt covenants.

Short-Term Borrowings

Duquesne currently has extendible revolving credit agreements totaling $225 million with a group of banks. The current expiration date of this credit arrangement is September 30, 1994. Duquesne is currently negotiating an extension through August 31, 1995 of this revolving credit facility. Interest rates can, in accordance with the option selected at the time of each borrowing, be based on prime, federal funds, Eurodollar or CD rates. Commitment fees are based on the unborrowed amount of the commitments.

During 1993, the maximum short-term bank and commercial paper borrowings outstanding was $27 million; the average daily short-term borrowings outstanding was $1.6 million; and the weighted average daily interest rate applied to such borrowings was 3.42 percent. Short-term borrowings outstanding on June 30, 1994 were $2.3 million. There were no short-term borrowings outstanding at June 30, 1993.


Sale of Accounts Receivable

In 1989, Duquesne and an unaffiliated corporation entered into an agreement that entitled Duquesne to periodically sell its accounts receivable. At June 30, 1994, Duquesne had sold $50 million of receivables. The accounts receivable sales agreement is one of many sources of funds available to Duquesne. This sales agreement was replaced effective July 1, 1994. The replacement sales agreement provides for the periodic sale of up to $50 million of Duquesne's accounts receivable. The new arrangement expires on June 30, 1995.


Nuclear Fuel Leasing

Duquesne finances its acquisitions of nuclear fuel through a leasing arrangement under which it may finance up to $75 million of nuclear fuel. As of June 30, 1994, the amount of nuclear fuel financed by Duquesne under this arrangement totaled approximately $55.7 million. Duquesne plans to continue leasing nuclear fuel to fulfill its requirements at least through 1995, the remaining term of the leasing arrangement.


Transmission Access
- - --------------------------------------------------------------------------------

On March 17, 1994, Duquesne submitted, pursuant to the Federal Power Act, a "good faith" request for transmission service with the Allegheny Power System
(APS) and Pennsylvania-New Jersey-Maryland Interconnection Association (PJM Companies). The request is based on 20-year firm service with flexible delivery points for 300 megawatts of transfer capability over the transmission network that extends from Western Pennsylvania to the East Coast. Duquesne is currently negotiating with APS the terms for the requested transmission service. On August 5, 1994, Duquesne filed with the Federal Energy Regulatory Commission an application for transmission service from the PJM Companies. The application is authorized under Section 211 of the Federal Power Act, which requires electric utilities to provide firm wholesale transmission service.


Construction
- - --------------------------------------------------------------------------------

During 1993, Duquesne spent approximately $100 million for construction to improve and expand its production, transmission and distribution systems. Duquesne estimates that it will spend approximately $110 million for construction in 1994. Year-to-date construction expenditures incurred through June 30, 1994 totaled $46 million. These amounts exclude AFC, nuclear fuel, expenditures for the refurbishing of Phillips and Brunot Island and expenditures for the possible early replacement of steam generators at the Beaver Valley Power Station. (See Note 6 to Duquesne's condensed consolidated financial statements.) Duquesne currently has no plans for construction of new base load generating plants.

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


Rate Matters
- - --------------------------------------------------------------------------------

Demand-Side Management

In March of 1994, Duquesne filed with the PUC an updated Demand-Side Management
(DSM) Plan designed to encourage customer energy conservation and load management. Duquesne's proposed DSM programs include compact fluorescent lighting, load management, cool storage systems, customer generation networks and long-term interruptible rates. The Pennsylvania Industrial Energy Coalition
(PIEC) has recently filed appeals in the Commonwealth Court of Pennsylvania requesting reversal of PUC orders of December 13, 1993 and April 8, 1994, which originated electric utility DSM programs in Pennsylvania and allow utilities to recover prudently incurred DSM program costs through rates. Implementation of Duquesne's DSM plan awaits PUC approval and disposition of these appeals.

See Note 5 to Duquesne's condensed consolidated financial statements for additional discussion of rate-related matters.


Environmental Matters
- - --------------------------------------------------------------------------------

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund) and the Superfund Amendments and Reauthorization Act of 1986 established a variety of informational and environmental action programs. The Environmental Protection Agency (EPA) has informed Duquesne of its involvement or potential involvement in three hazardous waste sites. If Duquesne is ultimately determined to be a responsible party with respect to these sites, it could be liable for all or a portion of the cleanup costs. However, in each case, other solvent, potentially responsible parties that may bear all or part of any liability are also involved. In addition, Duquesne believes that available defenses, along with other factors (including overall limited involvement and low estimated remediation costs for one site) will limit any potential liability that Duquesne may have for cleanup costs. Duquesne believes that it is adequately reserved for all known liabilities and costs and, accordingly, that these matters will not have a material adverse effect on its financial position or results of operations.

In 1990, Congress approved amendments to the Clean Air Act. Among other innovations, this legislation established the Emission Allowance Trading System. An "emission allowance" permits fuel emission of one ton of sulphur dioxide
(SO ) for one year.  These allowances are issued by the EPA to fossil-fired
   2
stations with generating capability of more than 25 megawatts that were in existence as of the passage of the 1990 amendments. Allowances are part of a market-based approach to SO reduction. Emission allowances can also be
                           2
obtained through purchases on the open market or directly from other sources. Excess allowances may be banked for future use or sold on the open market to other parties for their use in offsetting emissions.

The legislation requires significant reductions of SO  and oxides of
                                                     2
nitrogen (NO ) by 1995 and additional reductions by the year 2000. Duquesne
            X
continues to work with the operators of its jointly owned stations to implement cost-effective compliance strategies to meet these requirements. Duquesne's plans for meeting the 1995 SO compliance requirements include increasing
                             2
the use of scrubbed capacity, switching to fuel with a lower sulfur content and purchasing emission allowances. NO reductions under Title IV are required
                                  X
by 1995 at only the Cheswick station; work to achieve the reductions was completed in 1993. The ozone attainment provisions of Title I of the Clean Air Act Amendments will require NO reductions by 1995 at Duquesne's Elrama
                              X
plant and at the jointly owned Mansfield plant. Duquesne plans to achieve such reductions with low NO\\X\\ burner technology. Duquesne has currently 1,187 megawatts of scrubbed capacity, including 300 megawatts at the currently cold-reserved Phillips plant, as well as 570 megawatts of capacity that meets the 1995 standards of the Clean Air Act amendments through the use of low sulfur coal. The estimated capital costs to achieve 1995 compliance standards are approximately $30 million, of which approximately $15 million has already been spent. Through the year 2000, Duquesne is planning a combination of compliance methods that include fuel switching; increased use of, and improvements in, scrubbed capacity; flue gas conditioning; low NO\\X\\ burner technology; and the purchase of emission allowances. Duquesne currently estimates that additional capital costs to comply with environmental requirements from 1995 through the year 2000 will be approximately $20 million. This estimate is subject to the finalization of federal and state regulations.

Duquesne is closely monitoring other potential air quality programs and air emission control requirements that could be imposed in the future. These areas include additional NO\\X\\ control requirements that could be imposed on fossil fuel plants by the Ozone Transport Commission, more stringent ambient air quality and emission standards for SO\\2 \\and particulates, or carbon dioxide (CO\\2\\) control measures. As these potential programs are in various stages of discussion and consideration, it is impossible to make reasonable estimates of the potential costs and impacts.

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

In October 1992, the President signed into law the National Energy Policy Act of 1992 (energy act). The energy act addresses a wide range of energy issues, including several matters affecting bulk power competition in the electric utility industry. See discussion in "Outlook" on page 15. The energy act requires utilities (including Duquesne) that have purchased uranium enrichment services from the DOE to collectively contribute as much as $150 million annually (adjusted for inflation) up to a total of $2.25 billion for decommissioning and decontamination of DOE enrichment facilities. Assessments are based on the amount of uranium a utility had processed for enrichment prior to enactment of the energy act and are to be paid by such utilities over a 15-year period. The energy act states that the assessments shall be deemed a necessary and reasonable current cost of fuel and shall be fully recoverable in rates in all jurisdictions in the same manner as the utility's other fuel costs. Duquesne believes these assessments will be fully recoverable through rates. Duquesne's total estimated liability for contributions is $12.5 million.

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


Outlook
- - --------------------------------------------------------------------------------

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



                         ______________________________

                             DUQUESNE LIGHT COMPANY
                              OPERATING STATISTICS
                                 (000 omitted)
                                  (Unaudited)

                                         Three Months Ended
                                              June 30
                                        -------------------
                                                           Percent
                                    1994         1993       Change
                                    ----         ----      --------
Kilowatt-hour Sales:

  Residential                       707,442      677,754       4.4
  Commercial                      1,335,709    1,299,003       2.8
  Industrial                        797,532      764,920       4.3
  Miscellaneous                      20,418       20,411         -
  Other Utilities                   473,594      696,593     (32.0)
                                 -----------------------
    Total Kilowatt-hour Sales     3,334,695    3,458,681      (3.6)
                                 =======================
Operating Revenues:

Electric Sales:
  Residential                    $   91,998   $   88,400       4.1
  Commercial                        121,240      118,898       2.0
  Industrial                         50,712       49,051       3.4
  Miscellaneous                       4,436        4,479      (1.0)
  Other Utilities                     6,041        9,897     (39.0)
Other Operating Revenues              7,243        9,871     (26.6)
                                 -----------------------
    Total Operating Revenues     $  281,670   $  280,596       0.4
                                 =======================

                                    Six Months Ended
                                        June 30
                                    ----------------
                                                           Percent
                                    1994         1993       Change
                                    ----         ----      -------
Kilowatt-hour Sales:

  Residential                     1,621,115    1,544,209       5.0
  Commercial                      2,707,507    2,633,668       2.8
  Industrial                      1,611,701    1,536,342       4.9
  Miscellaneous                      41,617       41,475       0.3
  Other Utilities                 1,294,826      949,228      36.4
                                 -----------------------
    Total Kilowatt-hour Sales     7,276,766    6,704,922       8.5
                                 =======================
Operating Revenues:

Electric Sales:
  Residential                    $  200,757   $  193,982       3.5
  Commercial                        235,949      232,734       1.4
  Industrial                         99,901       97,810       2.1
  Miscellaneous                       8,933        9,005      (0.8)
  Other Utilities                    17,439       13,646      27.8
Other Operating Revenues             14,559       17,132     (15.0)
                                 -----------------------
    Total Operating Revenues     $  577,538   $  564,309       2.3
                                 =======================

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         a.   Exhibits:

              EXHIBIT 12.1 - Calculation of Ratio of Earnings to Fixed Charges.

         b. No Current Report on Form 8-K was filed during the three months ended June 30, 1994.



                         _____________________________

                                                                              Exhibit 12.1

                                              Duquesne Light Company and Subsidiary

                                         Calculation of Ratio of Earnings to Fixed Charges
                                                      (Thousands of Dollars)


                                           Six
                                      Months Ended                                   Year Ended December 31.
                                                          -------------------------------------------------------------------------
                                     June 30, 1994           1993           1992            1991            1990            1989
                                     -------------          ------         ------          ------          ------          ------
FIXED CHARGES:
  Interest on long-term debt              $ 47,001         $102,938       $119,179        $127,606        $135,850        $140,623
  Other interest                               895            3,517          2,464           2,339           6,148          12,332
  Amorization of debt discount,
    premium and expense-net                  3,146            5,541          4,223           3,892           4,039           4,010
  Portion of lease payments repre-
    senting an interest factor              22,376           45,925         60,721          64,189          64,586          64,854
                                          --------         --------       --------        --------        --------        --------
       Total Fixed Charges                $ 73,418         $157,921       $186,587        $198,026        $210,623        $221,819
                                          --------         --------       --------        --------        --------        --------

EARNINGS:
  Income from continuing operations       $ 66,049         $144,787       $149,768        $143,133        $135,456        $129,437
  Income taxes                              39,017*          75,042*       107,999         101,073          84,478          75,151
  Fixed charges as above                    73,418          157,921        186,587         198,026         210,623         221,819
                                          --------         --------       --------        --------        --------        --------
      *   Total Earnings                  $178,484         $377,750       $444,354        $442,232        $430,557        $426,407
                                          --------         --------       --------        --------        --------        --------
RATIO OF EARNINGS TO FIXED CHARGES            2.43             2.39           2.38            2.23            2.04            1.92
                                              ----             ----           ----            ----            ----            ----

     Duquesne"s share of the fixed charges of an unaffiliated coal supplier, which amounted to approximately $1.9 million for the six months ended June 30, 1994, has been excluded from the ratio.

* Earnings related to income taxes reflect a $6.6 million decrease for the six months ended June 30, 1994, and a $9.6 million decrease for the year ended December 31, 1993 due to financial statement reclassification related to SFAS
109.  The Ratio of Earnings to Fixed Charges absent this reclassification equals
2.52 and 2.45 for the six months ended June 30, 1994 and the year ended December 31, 1993, respectively.

                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant identified below has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      Duquesne Light Company
                                      -----------------------------
                                              (Registrant)



Date ___August 12, 1994___             ___/s/ Gary L. Schwass___
                                               (Signature)
                                             Gary L. Schwass
                                      Vice President - Finance, and
                                       Principal Financial Officer



Date ___August 12, 1994___             ___/s/ Raymond H. Panza___
                                               (Signature)
                                            Raymond H. Panza
                                             Controller and
                                      Principal Accounting Officer