Form 10-Q
period 1994-09-30
DUQUESNE LIGHT CO
filed 1994-11-09
CIK 30573

                                                 November 9, 1994



Securities and Exchange Commission
Attention:  Filing Desk, Stop 1-4
450 Fifth Street, N.W.
Washington, DC  20549-1004


Dear Sir or Madam:

     Electronically filed herewith the Securities and Exchange Commission is Duquesne Light Company's Form 10-Q for the quarter ended September 30, 1994.



Commission     Registrant; State of Incorporation;      IRS Employer
File Number       Address; and Telephone Number     Identification Number
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



                      For Quarter Ended September 30, 1994
                                        ------------------



Commission     Registrant; State of Incorporation;      IRS Employer
File Number       Address; and Telephone Number     Identification Number
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

DQE is the holder of all shares of common stock, $1 par value, of Duquesne Light Company consisting of 10 shares as of September 30, 1994 and October 31, 1994.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                             DUQUESNE LIGHT COMPANY
                   CONDENSED STATEMENT OF CONSOLIDATED INCOME
                             (Thousands of Dollars)
                                  (Unaudited)

                                                    Three Months Ended    Nine Months Ended
                                                      September 30,         September 30,
                                                     1994       1993       1994       1993
                                                   --------   --------   --------   --------
Operating Revenues:
- -------------------------------------------------
  Sales of Electricity:
    Customers                                      $308,709  $335,674  $883,059   $916,989
    Phase-in deferrals                                    -   (28,722)  (28,810)   (76,506)
    Utilities                                         8,596    12,359    26,035     26,005
                                                   --------  --------  --------   --------
  Total Sales of Electricity                        317,305   319,311   880,284    866,488
  Other                                               7,123     8,458    21,682     25,590
                                                   --------  --------  --------   --------
      Total Operating Revenues                      324,428   327,769   901,966    892,078
                                                   --------  --------  --------   --------
Operating Expenses:
  Fuel and purchased power                           64,705    64,276   186,181    175,904
  Other operating expense                            68,578    83,320   206,940    224,200
  Maintenance expense                                20,797    19,496    58,408     58,113
  Depreciation and amortization                      40,880    39,605   117,307    113,788
  Taxes other than income taxes                      22,521    22,811    66,139     65,308
  Income taxes                                       33,391    31,922    78,358     69,271
                                                   --------  --------  --------   --------
      Total Operating Expenses                      250,872   261,430   713,333    706,584
                                                   --------  --------  --------   --------

OPERATING INCOME                                     73,556    66,339   188,633    185,494
                                                   --------  --------  --------   --------

Other Income and (Deductions):
  Allowance for equity funds used during
    construction                                        267       216     1,062        708
  Interest and dividend income                        2,078     1,685     5,364      5,450
  Income taxes                                          997    17,904     1,847     14,159
  Other - net                                        (6,320)  (10,049)   (9,893)    (4,300)
                                                   --------  --------  --------   --------
      Total Other Income and (Deductions)            (2,978)    9,756    (1,620)    16,017
                                                   --------  --------  --------   --------

INCOME BEFORE INTEREST CHARGES                       70,578    76,095   187,013    201,511
                                                   --------  --------  --------   --------

Interest Charges:
  Interest on long-term debt and other interest      25,923    27,794    76,965     86,270
  Allowance for borrowed funds used during
    construction                                       (221)     (177)     (877)      (595)
                                                   --------  --------  --------   --------
      Total Interest Charges                         25,702    27,617    76,088     85,675
                                                   --------  --------  --------   --------

INCOME BEFORE CUMULATIVE EFFECT ON
  PRIOR YEARS OF CHANGES IN ACCOUNTING
  PRINCIPLES                                         44,876    48,478   110,925    115,836
Adoption of SFAS 109 - Income taxes                       -         -         -      8,000
Accounting for maintenance costs - net                    -         -         -     (5,425)
                                                   --------  --------  --------   --------
NET INCOME                                           44,876    48,478   110,925    118,411

DIVIDENDS ON PREFERRED AND
  PREFERENCE STOCK                                    1,481     2,284     4,565      6,892
                                                   --------  --------  --------   --------

EARNINGS FOR COMMON STOCK                          $ 43,395  $ 46,194  $106,360   $111,519
                                                   --------  --------  --------   --------

See notes to condensed consolidated financial statements.

                             DUQUESNE LIGHT COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)
                                  (Unaudited)

                                                                             September 30,   December 31,
                                                                                  1994           1993
                                                                             --------------  -------------
ASSETS
Property, Plant and Equipment                                                  $ 4,604,366    $ 4,554,498
Less Accumulated Depreciation and Amortization                                  (1,527,568)    (1,435,732)
                                                                               -----------    -----------
    Property, Plant and Equipment - Net                                          3,076,798      3,118,766
                                                                               -----------    -----------
Other Property and Investments                                                      73,185         61,060
                                                                               -----------    -----------
Current Assets:
  Cash and temporary cash investments                                               39,438              -
  Receivables                                                                      131,404        139,759
  Other current assets, principally materials and supplies                         124,713         99,808
                                                                               -----------    -----------
    Total Current Assets                                                           295,555        239,567
                                                                               -----------    -----------
Other Assets:
  Extraordinary property loss                                                       25,820         35,781
  Unamortized loss on reacquired debt                                               91,337         95,266
  Beaver Valley Unit 2 sale/leaseback premium                                       33,786         34,903
  Deferred rate synchronization costs                                               51,149         51,149
  Phase-in plan deferrals                                                                -         28,621
  Uncollected deferred income taxes                                                559,421        569,555
  Deferred debits                                                                  130,729        153,435
                                                                               -----------    -----------
    Total Other Assets                                                             892,242        968,710
                                                                               -----------    -----------
       TOTAL ASSETS                                                            $ 4,337,780    $ 4,388,103
                                                                               -----------    -----------

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock - $1 par value (shares - 90,000,000 authorized; 10 issued)      $         -   $          -
  Capital surplus                                                                  823,193        805,755
  Retained earnings                                                                289,276        294,916
                                                                               -----------    -----------
    Total Common Stockholder's Equity                                            1,112,469      1,100,671
                                                                               -----------    -----------
  Non-redeemable preferred and preference stock                                     90,340        121,906
  Redeemable preferred and preference stock                                              -          8,392
  Non-redeemable preference stock, Plan Series A                                    29,885         29,956
                                                                               -----------    -----------
    Total preferred and preference stock before deferred ESOP
    benefit (involuntary liquidation values of $120,088 and
    $160,117, exceed par by $43,910 and $81,585,
    respectively)                                                                  120,225        160,254
  Deferred employee stock ownership plan (ESOP) benefit                            (25,417)       (27,126)
                                                                               -----------    -----------
    Total Preferred and Preference Stock                                            94,808        133,128
                                                                               -----------    -----------
  Long-term debt                                                                 1,366,999      1,416,705
                                                                               -----------    -----------
    Total Capitalization                                                         2,574,276      2,650,504
                                                                               -----------    -----------

Obligations Under Capital Leases                                                    50,833         55,733
                                                                               -----------    -----------
Current Liabilities:
  Notes payable                                                                        600         10,991
  Current maturities and sinking fund requirements                                  89,248         45,741
  Accounts payable                                                                 102,985        112,401
  Accrued liabilities                                                               58,694         63,530
  Other current liabilities                                                         55,470         46,544
                                                                               -----------    -----------
    Total Current Liabilities                                                      306,997        279,207
                                                                               -----------    -----------

Investment Tax Credits Unamortized                                                 125,087        129,574
                                                                               -----------    -----------
Accumulated Deferred Income Taxes                                                1,137,071      1,145,782
                                                                               -----------    -----------
Deferred Credits                                                                   143,516        127,303
                                                                               -----------    -----------
Commitments and Contingencies (Note 6)
      TOTAL CAPITALIZATION AND LIABILITIES                                     $ 4,337,780    $ 4,388,103
                                                                               -----------    -----------


See notes to condensed consolidated financial statements.

                             DUQUESNE LIGHT COMPANY
                 CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                             (Thousands of Dollars)
                                  (Unaudited)


                                                                    Nine Months Ended
                                                                      September 30,
                                                                     1994        1993
                                                                  ---------   ---------

Cash Flows from Operating Activities:
  Operations                                                      $ 255,023   $ 295,877
  Changes in working capital                                        (21,877)    (61,927)
  Other - net                                                        62,771       4,317
                                                                  ---------   ---------
    Net Cash Provided from Operating Activities                     295,917     238,267
                                                                  ---------   ---------

Cash Flows Used by Investing Activities:
  Construction expenditures                                         (65,918)    (68,140)
  Allowance for borrowed funds used during construction                (877)       (595)
  Other - net                                                         5,220      (9,140)
                                                                  ---------   ---------
    Net Cash Used by Investing Activities                           (61,575)    (77,875)
                                                                  ---------   ---------

Cash Flows Used in Financing Activities:
  Sale of bonds                                                           -     740,500
  Dividends on capital stock                                       (117,326)   (119,655)
  Reductions of long-term obligations                               (65,211)   (757,448)
  Reduction in notes payable                                        (10,391)          -
  Premium on reacquired debt                                              -     (30,463)
  Other - net                                                        (1,976)      2,528
                                                                  ---------   ---------
    Net Cash Used in Financing Activities                          (194,904)   (164,538)
                                                                  ---------   ---------

Net increase (decrease) in cash and temporary cash investments       39,438      (4,146)
Cash and temporary cash investments at beginning of period                -       6,156
                                                                  ---------   ---------
Cash and temporary cash investments at end of period              $  39,438  $    2,010
                                                                  ---------   ---------

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

These statements should be read with the financial statements and notes included in the Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1993. The results of operations for the three and nine months ended September 30, 1994 are not necessarily indicative of the results which may be expected for the full year.


 2.   RECEIVABLES

Components of Receivables for the periods indicated are as follows:


                                                         Amounts in Thousands of Dollars
                                                  ---------------------------------------------
                                                   September 30,   September 30,   December 31,
                                                       1994            1993           1993
                                                  --------------  --------------  -------------

Electric customer accounts receivable                  $105,469       $115,809      $107,342
Other accounts receivable                                39,814         45,187        54,699
   Less:  Allowance for uncollectible accounts          (13,879)       (17,391)      (13,282)
                                                       --------       --------      --------
Receivables less allowance for uncollectible
  accounts                                              131,404        143,605       148,759
   Less:  Receivables sold                                    -         (5,000)       (9,000)
                                                       --------       --------      --------
Total Receivables                                      $131,404       $138,605      $139,759
                                                       --------       --------      --------


An arrangement between Duquesne and an unaffiliated corporation entitles Duquesne to periodically sell up to $50 million of its accounts receivable. The sales agreement includes a limited recourse obligation under which Duquesne could be required to repurchase certain of the receivables. At September 30, 1994, Duquesne had not sold any receivables to the unaffiliated corporation, and, therefore, was not subject to any contingent liability under the limited recourse obligation. The arrangement expires on June 27, 1995.


3.   EXTRAORDINARY PROPERTY LOSS

Duquesne abandoned its interest in Perry Unit 2 in 1986 and subsequently disposed of its interest in 1992. In 1987, the Pennsylvania Public Utility Commission (PUC) approved recovery, over a 10-year period, of Duquesne's original $155 million investment in Perry Unit 2. Duquesne is not earning a return on the as yet unrecovered portion (approximately $27.8 million at September 30, 1994) of its investment in the unit.

4.   INCOME TAXES

Since DQE's formation in 1989, Duquesne has filed consolidated federal income tax returns with its parent and other companies in the affiliated group.
Federal income tax returns have been audited by the Internal Revenue Service and closed for the tax years through 1989. Federal income tax returns filed for the tax years 1990 to date remain subject to IRS review. Duquesne does not believe that final settlement of the federal income tax returns for these years will have a material adverse effect on its financial position or results of operations.

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

In 1990, the PUC approved a joint petition for settlement that clarified certain aspects of the system-wide coal cost standard and gave Duquesne options to extend the standard through March 2000. In December 1991, Duquesne exercised the first of two options that extended the standard through March 1996. The unrecovered cost of coal used at Mansfield amounted to $7.5 million and the unrecovered cost of coal used throughout the system amounted to $3.4 million at September 30, 1994. Duquesne believes that all deferred coal costs will be recovered.


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

Warwick Mine Costs

The 1990 joint petition for settlement (See preceding section on deferred coal costs.) also recognized costs at Duquesne's Warwick Mine, which had been on standby since 1988, and allowed for recovery of such costs, including the costs of ultimately closing the mine. In 1990, Duquesne entered into an agreement under which an unaffiliated company will operate the mine until March 2000 and sell the coal produced. Production began in late 1990. The mine reached a full production rate in early 1991. The Warwick Mine coal reserves include both high and low sulfur coal; the sulfur content averages in the mid-range at 1.7 percent
- - 1.9 percent sulfur content. More than 60 percent of the coal mined at Warwick currently is used by Duquesne. Duquesne receives a royalty on sales of coal in the open market. In the past year, the Warwick Mine supplied less than one-fifth of the coal used in the production of electricity at Duquesne's wholly owned and jointly owned plants.

Costs at the Warwick Mine and Duquesne's investment in the mine are expected to be recovered through the cost of coal in the ECR. Recovery is subject to the system-wide coal cost standard. Duquesne also has an opportunity to earn a return on its investment in the mine through the cost of coal during the period of the system-wide coal cost standard, including extensions. At September 30, 1994, Duquesne's net investment in the mine was $20.3 million. The estimated liability, including final site reclamation, mine water treatment and certain labor liabilities, for mine closing is $33 million and Duquesne has collected approximately $11.0 million toward these costs.


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

Based upon site specific studies finalized in 1992 for Beaver Valley Unit 2 and in 1994 for Beaver Valley Unit 1 and Perry Unit 1, Duquesne's share of the total estimated decommissioning costs, including removal and decontamination costs, currently being used to determine Duquesne's cost of service, are $122 million for Beaver Valley Unit 1, $35 million for Beaver Valley Unit 2, and $67 million for Perry Unit 1.

In conjunction with an August 22, 1994 PUC Accounting Order, Duquesne is increasing the annual contribution to its decommissioning trusts by $2 million to bring the total annual funding to approximately $4 million per year. Duquesne plans to continue making periodic reevaluations of estimated decommissioning costs, to provide additional funding from time to time, and to seek regulatory approval for recognition of these increased funding levels.

Duquesne records decommissioning costs under the category of depreciation and amortization expense and accrues a liability equal to that amount for nuclear decommissioning expense. Such nuclear decommissioning funds are deposited in external, segregated trust accounts. The funds are invested in a portfolio consisting of municipal bonds, certificates of deposit, and U.S. government securities having a weighted average duration of 4 - 7 years. Trust fund earnings increase the fund balance and the recorded liability. The market value of the aggregate trust fund balances at September 30, 1994 totaled $19 million. On Duquesne's condensed consolidated balance sheet, the decommissioning trusts have been reflected in long-term investments, and the related liability has been recorded as deferred credits.


6.   COMMITMENTS AND CONTINGENCIES

Westinghouse Lawsuit

In 1991, the owners of Beaver Valley Units 1 and 2 filed suit against Westinghouse Electric Corporation (Westinghouse) in the United States District Court for the Western District of Pennsylvania. The suit alleges that six steam generators supplied by Westinghouse for the two units contain serious defects - in particular defects causing tube corrosion and cracking.

Steam generator maintenance costs have increased as a result of these defects and are likely to continue increasing. The condition of the steam generators is being monitored closely. Replacement of the Beaver Valley Unit 1 steam generator lower assemblies may be as early as 1997. While Duquesne has not yet completed a detailed, site-specific study, replacement cost per unit is estimated to be approximately $125 million. Other utilities with similar units have replaced steam generators at comparable costs.

A jury trial began September 12, 1994 in Federal District Court in Western Pennsylvania. Pennsylvania Power Company, Ohio Edison Company, Cleveland Electric Illuminating Company, Toledo Edison Company and Duquesne are joined in the litigation against Westinghouse. Twelve additional lawsuits have been brought by other utility companies around the country against Westinghouse for similar problems with Westinghouse steam generators. This is the first steam generator case to begin trial before a jury. The trial is expected to end in early December, 1994. Duquesne is seeking monetary damages.

Duquesne cannot predict the outcome of this matter; however, Duquesne does not believe that resolution will have a material adverse effect on its financial position or results of operations. Duquesne's percentage interests (ownership and leasehold) in Beaver Valley Unit 1 and in Beaver Valley Unit 2 are 47.5 percent and 13.74 percent, respectively. The remainder of Beaver Valley Unit 1
is owned by Ohio Edison Company and Pennsylvania Power Company.   The remaining
interest in Beaver Valley Unit 2 is held by Ohio Edison Company, Cleveland Electric Illuminating Company and Toledo Edison Company. Duquesne operates both units on behalf of these owners.

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

The Price-Anderson Amendments to the Atomic Energy Act limit public liability from a single incident at a nuclear plant to $9.0 billion. Duquesne has purchased $200 million of insurance, the maximum amount available, which provides the first level of financial protection. Additional protection of $8.4 billion would be provided by an assessment of up to $75.5 million per incident on each nuclear unit in the United States. Duquesne's maximum total assessment, $56.6 million, which is based upon its ownership interests in nuclear generating stations, would be limited to a maximum of $7.5 million per incident per year.
A further surcharge of 5 percent could be levied if the total amount of public claims exceeded the funds provided under the assessment program. Additionally, a state premium tax (typically 3 percent) would be charged on the assessment and surcharge. Finally, the United States Congress could impose other revenue-raising measures on the nuclear industry if funds prove insufficient to pay claims.

Duquesne carries extra expense insurance; coverage includes the incremental cost of any replacement power purchased (in addition to costs that would have been incurred had the units been operating) and other incidental expense after the occurrence of certain types of accidents at its nuclear units. The amounts of the coverage are 100 percent of the estimated extra expense per week during the 52-week period starting 21 weeks after an accident and 80 percent of such estimate per week for the following 104 weeks. The amount and duration of actual extra expense could substantially exceed insurance coverage.


Guarantees

Duquesne and the other co-owners have guaranteed certain debt and lease obligations related to a coal supply contract for the Bruce Mansfield plant. At September 30, 1994, Duquesne's share of these guarantees was $30.3 million. The prices paid for the coal by the companies under this contract are expected to be sufficient to meet debt and lease obligations to be satisfied through the year 2000. (See discussion regarding deferred coal costs at Note 5.) The minimum future payments to be made by Duquesne solely in relation to these obligations are $33.8 million at September 30, 1994.


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


Results of Operations
- --------------------------------------------------------------------------------

Seasonality

The quarterly results are not necessarily indicative of full-year operations because of seasonal fluctuations. Electric sales to residential and commercial customers tend to increase during the warmer summer months because of increased use of electricity for air conditioning. Sales also increase during the winter months because of the use of electricity for heating.


Operating Revenues

Total operating revenues for the third quarter of 1994 decreased when compared with those of the third quarter of 1993 by 1.0%. The $3.3 million decrease was largely attributable to reduced sales of electricity to other utilities.

The third quarter 1994 total sales of electricity decreased $2.0 million when compared to the third quarter of 1993. This 1994 net decrease represents a $1.8 million increase in third quarter sales to customers (primarily due to higher industrial sales), reduced by a $3.8 million decrease in short-term power sales to other utilities. Major plant maintenance outages scheduled during the third quarter of 1994 resulted in a decrease of 286,000 megawatt hours of short-term off-system power sales when compared to the third quarter of 1993.

The third quarter 1994 decrease of $1.3 million in other operating revenue is consistent with the decline in miscellaneous revenues such as billings to other owners of jointly owned power stations.


Operating Expenses

Fuel and purchased power expense in the third quarter of 1994 was consistent with the third quarter of 1993. The nine month ending comparative increase in fuel and purchased power of $10.3 million results from increased power purchases due to more maintenance and refueling outages in the first three quarters of 1994. Other operating expense for the third quarter of 1994 decreased $14.7 million from the third quarter in 1993. The $14.7 million reduction in third quarter 1994 other operating expenses primarily reflects an absence of the $12.8 million charge related to the Oxford Centre subleasing agreements, which was recorded in the third quarter of 1993. Maintenance expenses increased
$1.3 million in the third quarter of 1994 when compared to the same quarter of 1993 because of expenses associated with the extended maintenance outage at Perry Unit 1.

Income taxes for the nine months ended September 30, 1994 when compared to the nine months ended September 30, 1993 fluctuates because of the difference in taxable income and the absence of a 1993 $15 million favorable federal income tax audit settlement.

Financial Condition
- -----------------------------------------------------------------------------

Financing

Duquesne plans to meet its current obligations and debt maturities through 1998 with funds generated from operations and through new financings. At September 30, 1994, Duquesne was in compliance with all of its debt covenants.

On October 26, 1994, Duquesne issued $75.5 million of Beaver County Pollution Control Revenue Refunding Bonds. The proceeds will be used to redeem a like amount of outstanding Beaver County Pollution Control Bonds on December 1, 1994. The refunding bonds bear variable interest rates and mature on October 1, 2029.


Short-Term Borrowings

At September 30, 1994, Duquesne had a $225 million extendible revolving credit agreement with a group of banks. In October of 1994, Duquesne extended the term of this revolving credit agreement to October 6, 1995, and reduced the credit facility from $225 million to $150 million. A term loan feature was also added to the credit agreement to provide a two year repayment period for any amounts outstanding at the expiration of the revolving credit period. The arrangement provides flexible borrowing options at interest rates based on prime, Eurodollar or certificate of deposit rates and requires payment of fees based on the unborrowed amounts of the commitments.

During 1993, the maximum short-term bank and commercial paper borrowings outstanding was $27 million; the average daily short-term borrowings outstanding was $1.6 million; and the weighted average daily interest rate applied to such borrowings was 3.42 percent. Short-term borrowings outstanding on September 30, 1994 were $0.6 million. There were no short-term borrowings outstanding at September 30, 1993.


Sale of Accounts Receivable

In 1994, Duquesne and an unaffiliated corporation entered into an agreement that entitles Duquesne to periodically sell up to $50 million of its accounts receivable. At September 30, 1994, Duquesne had not sold any receivables to the unaffiliated corporation. The accounts receivable sales agreement is one of many sources of funds available to Duquesne. The agreement expires on June 27, 1995.


Nuclear Fuel Leasing

Duquesne finances its acquisitions of nuclear fuel through a leasing arrangement under which it may finance up to $75 million of nuclear fuel. As of September 30, 1994, the amount of nuclear fuel financed by Duquesne under this arrangement totaled approximately $57.4 million. Duquesne plans to continue leasing nuclear fuel to fulfill its requirements at least through the remaining term of the leasing arrangement. In October of 1994, the lease arrangement was extended to September 30, 1996.


Transmission Access
- -------------------------------------------------------------------------------

On March 17, 1994, Duquesne submitted, pursuant to the Federal Power Act, a "good faith" request for transmission service with the Allegheny Power System
(APS) and Pennsylvania-New Jersey-Maryland Interconnection Association (PJM Companies). The request is based on 20-year firm service with flexible delivery points for 300 megawatts of transfer capability over the transmission network that extends from Western Pennsylvania to the East Coast. On August 5 and September 16, 1994, Duquesne filed with the Federal Energy Regulatory Commission applications for transmission service from the PJM Companies and APS, respectively. The applications are authorized under Section 211 of the Federal Power Act, which requires electric utilities to provide firm wholesale transmission service.

Construction
- -------------------------------------------------------------------------------

During 1993, Duquesne spent approximately $100 million for construction to improve and expand its production, transmission and distribution systems. Duquesne estimates that it will spend approximately $110 million for construction in 1994. Year-to-date construction expenditures incurred through September 30, 1994 totaled $65.9 million. These amounts exclude AFC, nuclear fuel, expenditures for the refurbishing of Phillips and Brunot Island and expenditures for the possible early replacement of steam generators at the Beaver Valley Power Station. (See Note 6 to Duquesne's condensed consolidated financial statements.) Duquesne currently has no plans for construction of new base load generating plants.

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


Rate Matters
- -------------------------------------------------------------------------------

Demand-Side Management

In March of 1994, Duquesne filed with the PUC an updated Demand-Side Management
(DSM) Plan designed to encourage customer energy conservation and load management. Duquesne's proposed DSM programs include compact fluorescent lighting, load management, cool storage systems, customer generation networks and long-term interruptible rates. The Pennsylvania Industrial Energy Coalition
(PIEC) has filed appeals in the Commonwealth Court of Pennsylvania requesting reversal of PUC orders of December 13, 1993 and April 8, 1994, which originated electric utility DSM programs in Pennsylvania and allow utilities to recover prudently incurred DSM program costs through an automatic adjustment clause mechanism. Implementation of Duquesne's DSM plan awaits PUC approval and disposition of these appeals.

See Note 5 to Duquesne's condensed consolidated financial statements for additional discussion of rate-related matters.


Environmental Matters
- -------------------------------------------------------------------------------

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund) and the Superfund Amendments and Reauthorization Act of 1986 established a variety of informational and environmental action programs. The Environmental Protection Agency (EPA) has informed Duquesne of its involvement or potential involvement in three hazardous waste sites. If Duquesne is ultimately determined to be a responsible party with respect to these sites, it could be liable for all or a portion of the cleanup costs. With regard to one site, Duquesne has been classified as a de minimis party and a tentative agreement for participating in the cleanup costs has been reached. However, in each case, other solvent, potentially responsible parties that may bear all or part of any liability are also involved. In addition, Duquesne believes that available defenses, along with other factors (including overall limited involvement and low estimated remediation costs for one site) will limit any potential liability that Duquesne may have for cleanup costs. Duquesne believes that it is adequately reserved for all known liabilities and costs and, accordingly, that these matters will not have a material adverse effect on its financial position or results of operations.

In 1990, Congress approved amendments to the Clean Air Act. Among other innovations, this legislation established the Emission Allowance Trading System. An "emission allowance" permits emission of one ton of sulphur dioxide (SO/2/) for one year. These allowances are issued by the EPA to fossil-fired stations with generating capability of more than 25 megawatts that were in existence as of the passage of the 1990 amendments. Allowances are part of a market-based approach to SO/2/ reduction. Emission allowances can also be obtained through purchases on the open market or directly from other sources. Excess allowances may be banked for future use or sold on the open market to other parties for their use in offsetting emissions.

The legislation requires significant reductions of SO/2/ and oxides of nitrogen (NO/X/) by 1995 and additional reductions by the year 2000. Duquesne continues to work with the operators of its jointly owned stations to implement cost-effective compliance strategies to meet these requirements. Duquesne's plans for meeting the 1995 SO/2/ compliance requirements include increasing the use of scrubbed capacity, switching to fuel with a lower sulfur content and purchasing emission allowances. NO/X/ reductions under Title IV are required by 1995 at only the Cheswick station; work to achieve the reductions was completed in 1993. The ozone attainment provisions of Title I of the Clean Air Act Amendments will require NO/X/ reductions by 1995 at Duquesne's Elrama plant and at the jointly owned Mansfield plant. Duquesne plans to achieve such reductions with low NO/X/ burner technology. Duquesne has currently 1,187 megawatts of scrubbed capacity, including 300 megawatts at the currently cold-reserved Phillips plant, as well as 570 megawatts of capacity that meets the 1995 standards of the Clean Air Act amendments through the use of low sulfur coal. Capital costs totaling $28 million were expended over the last three years to achieve 1995 compliance standards. Through the year 2000, Duquesne is planning a combination of compliance methods that include fuel switching; increased use of, and improvements in, scrubbed capacity; flue gas conditioning; low NO/X/ burner technology; and the purchase of emission allowances.
Duquesne currently estimates that additional capital costs to comply with environmental requirements from 1995 through the year 2000 will be approximately $20 million. This estimate is subject to the finalization of federal and state regulations.

Duquesne is closely monitoring other potential air quality programs and air emission control requirements that could be imposed in the future. These areas include additional NO/X/ control requirements that could be imposed on fossil fuel plants by the Ozone Transport Commission, more stringent ambient air quality and emission standards for SO/2/ and particulates, or carbon dioxide (CO/2/) control measures. As these potential programs are in various stages of discussion and consideration, it is impossible to make reasonable estimates of the potential costs and impacts.

In July 1992, the Pennsylvania Department of Environmental Resources (DER) issued Residual Waste Management Regulations governing the generation and management of non-hazardous waste. Duquesne is currently conducting tests and developing compliance strategies. Capital compliance costs are estimated, on the basis of information currently available, at $10 million through 1995. The expected additional capital cost of compliance from 1995 through 2000 is approximately $25 million; this estimate is subject to the results of continuing ground water assessments and DER final approval of compliance plans.

Duquesne operates the scrubbed Elrama plant and converts the scrubber slurry to a fixated pozolonic material. This material is placed at an off-site disposal area having approximately five years of remaining capacity. Additionally, Duquesne owns 17 percent of the scrubbed Mansfield plant, which is operated by Pennsylvania Power. This plant pumps a similar slurry to an off-site impoundment where the slurry is treated by using a Calcilox fixation process. The site has at least thirteen years of remaining capacity. Both plants have limited temporary on-site storage for flue gas desulfurization material and no permanent on-site disposal capacity. While there is no imminent shortage of disposal capacity, Duquesne continues to monitor this situation and to plan for future disposal. The siting of future disposal facilities will be facilitated by the 1993 EPA determination that coal combustion waste products are not hazardous waste and are therefore exempt from the Hazardous Waste Regulations. The second phase of EPA's determination will consider the co-management of coal combustion wastes with other low volume fossil fuel combustion waste streams.

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

In October 1992, the President signed into law the National Energy Policy Act of 1992 (energy act). The energy act addresses a wide range of energy issues, including several matters affecting bulk power competition in the electric utility industry. See discussion in "Outlook" below. The energy act requires utilities (including Duquesne) that have purchased uranium enrichment services from the DOE to collectively contribute as much as $150 million annually (adjusted for inflation) up to a total of $2.25 billion for decommissioning and decontamination of DOE enrichment facilities. Assessments are based on the amount of uranium a utility had processed for enrichment prior to enactment of the energy act and are to be paid by such utilities over a fifteen year period. The energy act states that the assessments shall be deemed a necessary and reasonable current cost of fuel and shall be fully recoverable in rates in all jurisdictions in the same manner as the utility's other fuel costs. Duquesne believes these assessments will be fully recoverable through rates. Duquesne's total estimated liability for contributions is $12.5 million.

The Low-Level Waste Policy Act of 1980 (LLWPA) mandated that the responsibility for the disposal of low-level radioactive waste rests with the individual states. Most states, including Pennsylvania and Ohio, have formed regional compacts to comply with the LLWPA by providing permanent disposal sites for radioactive waste generated within each compact. However, plans for these disposal sites have not progressed as anticipated in the LLWPA and it is not certain when the regional sites will be available for disposal of waste. Radioactive waste from Duquesne's jointly owned nuclear plants is currently shipped to a disposal facility in South Carolina. This facility announced that it would not accept any additional waste from outside the Southeast Compact after June 30, 1994. The co-owners have constructed on-site waste storage facilities at the Beaver Valley Power Station and the Perry Power Plant for interim storage of the plants' low-level radioactive waste. The Beaver Valley on-site facility is expected to be sufficient to meet site storage requirements until regional disposal facilities become available. The Perry on-site facility is expected to be sufficient to meet site storage requirements for a period of five years.

Duquesne believes that it is adequately reserved for all known environmental liabilities and costs. Accordingly, Duquesne believes that the ultimate outcome of these environmental matters will not have a material adverse effect on its financial position or the results of its operations.


Outlook
- -------------------------------------------------------------------------------

Competition

Regulatory developments in the industry are placing increasing competitive pressures on electric public utilities. Duquesne, like the industry in general, is continuing to assess the impact of these competitive forces on its future operations.

The National Energy Policy Act of 1992 (energy act) was designed, among other things, to foster competition. Among other provisions, the energy act amends the Public Utility Holding Company Act of 1935 (1935 act) and the Federal Power Act. Amendments to the 1935 act create a new class of independent power producers known as Exempt Wholesale Generators (EWGs), which are exempt from the corporate structure regulations of the 1935 act. EWGs, which may include independent power producers as well as affiliates of electric utilities, do not require Securities and Exchange Commission approval or regulation. At the current time, Duquesne has not made, and has no plans to make, any investment in EWGs. In addition, brokers and marketers, without owning or operating any generation or transmission facilities, are being permitted to enter into the business of buying and selling electric capacity and energy.
                                       15

Amendments to the Federal Power Act create the potential for utilities and other power producers to gain increased access to transmission systems of other utilities to facilitate sales to other utilities. The amendments permit the FERC to order utilities to transmit power over their lines for use by other suppliers and to enlarge or construct additional transmission capacity to provide these services. Duquesne is currently pursuing expanded transmission access under these amendments. See discussion in "Transmission Access" on page 12.

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

In addition, increased competition may also result from the 1990 Amendments to the Clean Air Act. Such amendments exempt from SO\2\ and NO\X\ control requirements existing units with less than 25 megawatts of generating capacity and new or existing co-generation units supplying less than one-third of their electric output and less than 25 megawatts for commercial sale.


Employees

The collective bargaining agreement with the International Brotherhood of Electrical Workers (IBEW) expired on September 30, 1994. At expiration, the contract was extended on a day to day basis with either party required to give five days notice prior to cancellation.




                         _____________________________

                             DUQUESNE LIGHT COMPANY
                              OPERATING STATISTICS
                                 (000 omitted)
                                  (Unaudited)

                                       Three Months Ended
                                          September 30
                                       ------------------
                                                              Percent
                                        1994         1993     Change
                                       -----        -----     -------
Kilowatt-hour Sales:

  Residential                        892,498      948,476     (5.9)
  Commercial                       1,553,712    1,556,827     (0.2)
  Industrial                         826,823      751,823     10.0
  Miscellaneous                       21,291       21,378     (0.4)
  Other Utilities                    655,264      941,244    (30.4)
                                  -----------------------
    Total Kilowatt-hour Sales      3,949,588    4,219,748     (6.4)
                                  =======================

Operating Revenues:

Electric Sales:
  Residential                    $   114,425  $   119,148     (4.0)
  Commercial                         137,207      134,932      1.7
  Industrial                          52,525       48,307      8.7
  Miscellaneous                        4,552        4,565     (0.3)
  Other Utilities                      8,596       12,359    (30.4)
Other Operating Revenues               7,123        8,458    (15.8)
                                  -----------------------

    Total Operating Revenues     $   324,428  $   327,769     (1.0)
                                  =======================


                                         Nine Months Ended
                                           September 30
                                        ------------------
                                                              Percent
                                        1994          1993    Change
                                        ----          ----    -------
Kilowatt-hour Sales:

  Residential                      2,513,613    2,492,684      0.8
  Commercial                       4,261,219    4,190,495      1.7
  Industrial                       2,438,524    2,288,165      6.6
  Miscellaneous                       62,908       62,854      0.1
  Other Utilities                  1,950,090    1,890,472      3.2
                                   -----------------------

    Total Kilowatt-hour Sales     11,226,354   10,924,670      2.8
                                  =======================

Operating Revenues:

Electric Sales:
  Residential                    $   315,182  $   313,130      0.7
  Commercial                         373,156      367,666      1.5
  Industrial                         152,426      146,117      4.3
  Miscellaneous                       13,485       13,570     (0.6)
  Other Utilities                     26,035       26,005      0.1
Other Operating Revenues              21,682       25,590    (15.3)
                                  -----------------------

    Total Operating Revenues     $   901,966   $  892,078      1.1
                                  =======================



PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

      a.   Exhibits:

           EXHIBIT 12.1 - Calculation of Ratio of Earnings to Fixed Charges.

           EXHIBIT 24.1 - Consent.

           EXHIBIT 27.1 - Financial Data Schedule.

      b. Reports on Form 8-K filed during the three months ended September 30, 1994:

           (1) August 16, 1994 - The following event was reported:

               Item 5. Appointment of James E. Cross as Vice President of the Nuclear Group, Senior Vice President and Chief Nuclear Officer of Duquesne's Nuclear Power Division.

               No financial statements were filed with this report.

           (2) September 6, 1994 - The following event was reported:

               Item 5.  An update of the Westinghouse Lawsuit.

               No financial statements were filed with this report.



                         _____________________________

                     Duquesne Light Company and Subsidiary

               Calculation of Ratio of Earnings to Fixed Charges
                             (Thousands of Dollars)

                                                                 EXHIBIT 12.1


                                           Nine                        Year Ended December 31,
                                        Months Ended         --------------------------------------------
                                      September 30, 1994     1993       1992        1991        1990        1989
                                     -------------------   --------    --------    --------    --------    --------

FIXED CHARGES:
 Interest on long-term debt               $ 70,815         $102,938    $119,179    $127,606    $135,850    $140,623
 Other interest                              1,399            3,517       2,464       2,339       6,148      12,332
 Amortization of debt discount,
   premium and expense-net                   4,751            5,541       4,223       3,892       4,039       4,010
 Portion of lease payments
   representing an interest factor          33,838           45,925      60,721      64,189      64,586      64,854
                                          --------         --------    --------    --------    --------    --------
       Total Fixed Charges                $110,803         $157,921    $186,587    $198,026    $210,623    $221,819
                                          --------         --------    --------    --------    --------    --------


EARNINGS:
 Income from continuing operations        $110,925         $144,787    $149,768    $143,133    $135,456    $129,437
 Income taxes                               76,511*          75,042*    107,999     101,073      84,478      75,151
 Fixed charges as above                    110,803          157,921     186,587     198,026     210,623     221,819
                                          --------         --------    --------    --------    --------    --------
       Total Earnings                     $298,239         $377,750    $444,354    $442,232    $430,557    $426,407
                                          --------         --------    --------    --------    --------    --------

RATIO OF EARNINGS TO FIXED CHARGES            2.69             2.39        2.38        2.23        2.04        1.92
                                          --------          --------    --------    --------    --------    --------


   Duquesne's share of the fixed charges of an unaffiliated coal supplier, which amounted to approximately $2.8 million for the nine months ended September 30, 1994, has been excluded from the ratio.

* Earnings related to income taxes reflect a $5.3 million decrease for the nine months ended September 30, 1994, and a $9.6 million decrease for the year ended December 31, 1993 due to a financial statement reclassification related to SFAS
109.  The Ratio of Earnings to Fixed Charges absent this reclassification equals
2.74 and 2.45 for the nine months ended September 30, 1994 and the year ended December 31, 1993, respectively.

                                                                    EXHIBIT 24.1


                                    CONSENT


  I hereby consent to the use of my name under the caption "Legal Opinions" in the pricing supplements of Duquesne Light Company (the "Company") to the Company's Prospectus, dated November 19, 1992, as supplemented, and its Prospectus dated June 15, 1993, as supplemented.



Dated:  ___November 9, 1994___           ____/s/ Larry R. Crayne___
                                                Larry R. Crayne
                                                 Chief Counsel

[ARTICLE] UT
[RESTATED]
[CIK] 0000030573
[NAME] DUQUESNE LIGHT CO
[SUBSIDIARY]
   [NUMBER] 0
   [NAME] 0
[MULTIPLIER] 1,000
[CURRENCY] 0

[PERIOD-TYPE]                   9-MOS
[FISCAL-YEAR-END]                              [BLANK]
[PERIOD-START]                             JAN-01-1994
[PERIOD-END]                               SEP-30-1994
[EXCHANGE-RATE]                                [BLANK]
[BOOK-VALUE]                                  PER-BOOK
[TOTAL-NET-UTILITY-PLANT]                   $3,076,798
[OTHER-PROPERTY-AND-INVEST]                    $73,185
[TOTAL-CURRENT-ASSETS]                        $295,555
[TOTAL-DEFERRED-CHARGES]                      $215,664
[OTHER-ASSETS]                                $676,578
[TOTAL-ASSETS]                              $4,337,780
[COMMON]                                             0
[CAPITAL-SURPLUS-PAID-IN]                     $823,193
[RETAINED-EARNINGS]                           $289,276
[TOTAL-COMMON-STOCKHOLDERS-EQ]              $1,112,469
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                    $94,808
[LONG-TERM-DEBT-NET]                        $1,366,999
[SHORT-TERM-NOTES]                                   0
[LONG-TERM-NOTES-PAYABLE]                            0
[COMMERCIAL-PAPER-OBLIGATIONS]                    $600
[LONG-TERM-DEBT-CURRENT-PORT]                  $60,883
[PREFERRED-STOCK-CURRENT]                            0
[CAPITAL-LEASE-OBLIGATIONS]                    $50,833
[LEASES-CURRENT]                               $28,365
[OTHER-ITEMS-CAPITAL-AND-LIAB]              $1,622,823
[TOT-CAPITALIZATION-AND-LIAB]               $4,337,780
[GROSS-OPERATING-REVENUE]                     $901,966
[INCOME-TAX-EXPENSE]                           $78,358
[OTHER-OPERATING-EXPENSES]                    $634,975
[TOTAL-OPERATING-EXPENSES]                    $713,333
[OPERATING-INCOME-LOSS]                       $188,633
[OTHER-INCOME-NET]                            ($1,620)
[INCOME-BEFORE-INTEREST-EXPEN]                $187,013
[TOTAL-INTEREST-EXPENSE]                       $76,088
[NET-INCOME]                                  $110,925
[PREFERRED-STOCK-DIVIDENDS]                     $4,565
[EARNINGS-AVAILABLE-FOR-COMM]                 $106,360
[COMMON-STOCK-DIVIDENDS]                      $112,000
[TOTAL-INTEREST-ON-BONDS]                            0
[CASH-FLOW-OPERATIONS]                        $295,917
[EPS-PRIMARY]                                        0
[EPS-DILUTED]                                        0

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant identified below has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         DUQUESNE LIGHT COMPANY
                                         ----------------------
                                              (Registrant)



Date    November 9, 1994                     /s/ Gary L. Schwass
     ----------------------               -----------------------------
                                                  (Signature)
                                                Gary L. Schwass
                                           Vice President - Finance, and
                                           Principal Financial Officer



Date    November 9, 1994                     /s/ Raymond H. Panza
     ----------------------                ----------------------------
                                                  (Signature)
                                                Raymond H. Panza
                                                 Controller and
                                           Principal Accounting Officer