Form 10-Q/A
period 1994-09-30
DUQUESNE LIGHT CO
filed 1994-12-19
CIK 30573

                                                 December 19, 1994



Securities and Exchange Commission
Attention:  Filing Desk, Stop 1-4
450 Fifth Street, N.W.
Washington, DC  20549-1004


Dear Sir or Madam:

     Electronically filed herewith the Securities and Exchange Commission is Duquesne Light Company's Form 10-Q/A for the quarter ended September 30, 1994 to resubmit the registrant's financial data schedule Exhibit 27.



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


                                   FORM 10-Q/A


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

      a.   Exhibits:

           EXHIBIT 27.1 - Financial Data Schedule.

                                    SIGNATURES

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant identified below has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUQUESNE LIGHT COMPANY
(Registrant)



Date  December 19, 1994            /s/ Gary L. Schwass
                                       (Signature)
                                       Gary L. Schwass
                                     Vice-President-Finance, and
                                     Principal Financial Officer



Date  December 19, 1994             /s/ Raymond H. Panza
                                        (Signature)
                                        Raymond H. Panza
                                        Controller and
                                        Principal Accounting Officer