Form 10-K
DUQUESNE LIGHT CO
filed 1995-03-30
CIK 30573

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-K



     [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1994 or

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period
          from         to
              ---------   ---------


Commission      Registrant; State of Incorporation;        I.R.S. Employer
File Number        Address; and Telephone Number          Identification No.
-------------   -----------------------------------       ------------------
1-956           DUQUESNE LIGHT COMPANY                        25-0451600
                      (A Pennsylvania Corporation)
                      One Oxford Centre
                      301 Grant Street
                      Pittsburgh, Pennsylvania  15279
                      Telephone (412) 393-6000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X    No
                      -----    -----


DQE is the holder of all shares of outstanding common stock ($1 par value) of Duquesne Light Company consisting of 10 shares as of February 16, 1995.


      [ ] Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Securities registered pursuant to Section 12(b) of the Act:


                                                           Name of each exchange
   Registrant                Title of each class            on which registered
-------------------    ---------------------------------   ---------------------
Duquesne Light         Preferred Stock (par value $50)     New York Stock
  Company                                                   Exchange

                                          Involuntary
                       Series           Liquidation Value
                       ------           -----------------
                        3.75%              $50 per share
                        4.00%              $50 per share
                        4.10%              $50 per share
                        4.15%              $50 per share
                        4.20%              $50 per share
                       $2.10               $50 per share
                       $7.20              $100 per share



       Sinking Fund Debentures, due March 1, 2010 (5%)  New York Stock Exchange



                      DOCUMENTS INCORPORATED BY REFERENCE

                                                        Part of Form 10-K
                                                       Into Which Document
                         Description                     Is Incorporated
               ------------------------------------    -------------------

               DQE Annual Report to Shareholders         Parts I and II
               for the year ended December 31, 1994

               Proxy Statement for DQE Annual               Part III
               Meeting of Shareholders to be held on
               April 19, 1995

                               TABLE OF CONTENTS

                                              Page
                                              ----
                    PART I
ITEM 1.  BUSINESS                               1
  General                                       1
   Service Territory                            1
   Regulation                                   1
   Seasonality                                  2
  Results of Operations                         2
   Sales of Electricity to Customers            2
   Phase-in Deferrals                           3
   Sales to Other Utilities                     3
   Operating Expenses                           3
   Other Income and Deductions                  4
  Construction                                  5
  Capital Resources and Liquidity               5
   Financing                                    5
   Short-Term Borrowings                        5
   Interest Charges                             5
   Sales of Accounts Receivable                 6
   Nuclear Fuel Leasing                         6
  Rate Matters                                  6
   Energy Cost Rate Adjustment Clause (ECR)     6
   Deferred Rate Synchronization Costs          7
  Generating Units                              7
   Joint Interests                              7
   Beaver Valley Power Station                  8
   Perry Unit 1                                 8
   Property Held for Future Use                 8
  Employees                                     8
  Electric Utility Operations                   9
  Fossil Fuel                                   9
  Nuclear Fuel                                 10
  Nuclear Decommissioning                      11
  Environmental Matters                        11
  Outlook                                      12
   Competition                                 12
   Transmission Access                         13
   Retirement Plan Measurement Assumptions     13
  Executive Officers of the Registrant         14
ITEM 2.  PROPERTIES                            15
ITEM 3.  LEGAL PROCEEDINGS                     16
  Westinghouse Lawsuit                         16
  Rate-Related and Environmental Litigation    16
ITEM 4.  SUBMISSION OF MATTERS TO A
        VOTE OF SECURITY HOLDERS               16

                                               Page
                                               ----
                  PART II

ITEM 5. MARKET FOR REGISTRANT'S
        COMMON EQUITY AND RELATED
        SHAREHOLDER MATTERS                    17

ITEM 6. SELECTED FINANCIAL DATA                17
ITEM 7. MANAGEMENT'S DISCUSSION AND
        ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS              17
ITEM 8. CONSOLIDATED FINANCIAL
        STATEMENTS AND SUPPLEMENTARY
        DATA                                   17
ITEM 9. CHANGES IN AND DISAGREEMENTS
        WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL
        DISCLOSURE                             17

                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE
         OFFICERS OF THE REGISTRANT            17
ITEM 11. EXECUTIVE COMPENSATION                18
ITEM 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND
         MANAGEMENT                            18
ITEM 13. CERTAIN RELATIONSHIPS AND
         RELATED TRANSACTIONS                  18

                  PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT
         SCHEDULES AND REPORTS ON
         FORM 8-K                              18
    SCHEDULE VIII                              35
    SCHEDULE X                                 36

    SIGNATURES                                 37

    INDEPENDENT AUDITORS' REPORT               38
    FINANCIAL STATEMENTS                 40 to 62
    SELECTED FINANCIAL DATA                    63

                                    PART I
ITEM 1.  BUSINESS.

General
------------------------------------------------------------------------------

    Duquesne Light Company (Duquesne) is a wholly owned subsidiary of DQE, an energy services holding company formed in 1989. Duquesne is engaged in the production, transmission, distribution and sale of electric energy. Duquesne was formed under the laws of Pennsylvania by the consolidation and merger in 1912 of three constituent companies.


Service Territory

    Duquesne provides electric service to customers in Allegheny County, including the City of Pittsburgh, and Beaver County. This represents a service territory of approximately 800 square miles. The population of the area served by Duquesne, based on 1990 census data, is approximately 1,510,000, of whom 370,000 reside in the City of Pittsburgh. In addition to serving approximately 580,000 customers within this service area, Duquesne also sells electricity to other utilities beyond its service territory.


Regulation

    Duquesne's operations are subject to regulation by the Pennsylvania Public Utility Commission (PUC). Duquesne is also subject to regulation by the Federal Energy Regulatory Commission (FERC) under the Federal Power Act in respect of rates for interstate sales, transmission of electric power, accounting and other matters.

    Duquesne is subject to regulation by the Nuclear Regulatory Commission (NRC) under the Atomic Energy Act of 1954, as amended, with respect to the operation of its jointly owned/leased nuclear power plants, Beaver Valley Unit 1, Beaver Valley Unit 2 and Perry Unit 1.

    Duquesne is subject to the accounting and reporting requirements of the Securities and Exchange Commission. As a result, Duquesne's consolidated financial statements contain regulatory assets and liabilities in accordance with Statement of Financial Accounting Standards No. 71, Accounting For the Effects of Certain Types of Regulation (SFAS No. 71) and reflect the effects of the ratemaking process. In accordance with SFASNo. 71, Duquesne's financial statements reflect regulatory assets and costs based on current cost-based ratemaking regulations. The regulatory assets represent probable future revenue to Duquesne because provisions for these costs are currently included, or are expected to be included, in charges to utility customers through the ratemaking process.

    Duquesne's operations currently satisfy the SFAS No. 71 criteria. However, Duquesne's operations, or a portion thereof, could cease to meet these criteria for various reasons, including a change in PUC or FERC regulations. In such an event, Duquesne would be required to write-off any regulatory assets or liabilities for those operations that no longer meet the SFAS No. 71 requirements.

Seasonality

    Sales of electricity to ultimate customers by Duquesne tend to increase during the warmer summer and cooler winter seasons because of greater customer use of electricity for cooling and heating.

Vertical Bar Graph appears here as follows:

Quarterly Kilowatt-Hour Sale
In millions

Year        1st Quarter      2nd Quarter      3rd Quarter      4th Quarter
1992        2936             2732             3036             2865
1993        2994             2762             3279             2816
1994        3121             2861             3294             2846


    The overall level of business activity in Duquesne's service territory and weather conditions are expected to continue to be the primary factors affecting sales of electricity to ultimate customers in the near term. Duquesne's electric sales may also be affected in the long-term by increased competition in the electric utility industry. (See "Competition" discussion on page 12.)


Results of Operations


Pie Chart appears here as follows:

1994 Energy Sales by Class of Customers
(Excluding Sales to Other Utilities)

Class of Customer       Duquesne Light           All Electric Utilities*
                        Company**
Residential             26.6%                    32.8%
Commercial              45.7%                    30.2%
Industrial              27.0%                    34.2%
Other                   0.7%                     02.8%

*Source: Edison Electric Institue
**Total Sales ot Ultimate Customers 12,122,000 mwh

Sales of Electricity to Customers

    Customer operating revenues result from Duquesne's sales of electricity to ultimate customers and are based on rates authorized by the PUC. These rates are cost-based and are designed to recover Duquesne's energy and other operating expenses and investment in utility assets and to provide a return on the investment. In 1994, sales to Duquesne's 20 largest customers accounted for
14.6 percent of customer revenues. Sales to USX Corporation, Duquesne's largest customer, accounted for 3.8 percent of total 1994 customer revenues. Total kilowatt-hour (KWH) sales to ultimate customers in 1994 increased 2.3 percent in comparison with KWH sales to ultimate customers in 1993. Commercial and industrial KWH sales increased 1.3 percent and 6.9 percent, respectively, benefiting from the improving economy and a slight growth in the numbers of customers. Industrial sales volume also increased as a result of Duquesne's marketing efforts and fewer customer production facility outages. Compared to 1994 and 1992, the significantly hotter summer in 1993 resulted in higher residential KWH sales volume.


Phase-in Deferrals

    Phase-in deferred revenues represent the deferral and subsequent recovery of revenues resulting from a $232 million rate increase granted in early 1988. The PUC required Duquesne to phase this increase in during a six-year period, which ended in April 1994.


Sales to Other Utilities

    Short-term power sales to other utilities in 1994, 1993 and 1992 were 3,212,110 KWH, 2,820,920 KWH and 4,059,989 KWH, respectively. Fluctuations in electricity sales to other utilities are related to Duquesne's customer energy requirements, the energy market and transmission conditions and the availability of Duquesne's generating stations. Short-term sales to other utilities are regulated by FERC and are made at market rates. Revenues from sales to other utilities were $58.3 million, $50.7 million and $72.4 million in 1994, 1993 and 1992, respectively. Because of reduced generating station availability, Duquesne had fewer off-system sales in 1993 than in 1994 or 1992. Future levels of off-system sales of electricity will be affected by the outcome of Duquesne's FERC filings requesting firm transmission access. (See "Transmission Access" discussion on page 13.)

    Generally, Duquesne is permitted to recover (to the extent that such amounts are not included in base rates) fuel and other energy costs from its customers through an energy cost rate adjustment clause (ECR), subject toPUC review. This revenue adjustment includes a credit to Duquesne's customers for profits from short-term sales to other utilities. The credit to Duquesne's customers for profits from short-term sales to other utilities was $16.6 million in 1994, $12.1 million in 1993 and $19.1 million in 1992. (See "Energy Cost Rate Adjustment Clause" discussion on page 6.)


Operating Expenses

    Fuel and purchased power expense fluctuations result from changes in the cost of fuel, the mix between coal and nuclear generation, the total KWHs sold and generating station availability. Because of the ECR, changes in fuel and purchased power cost normally do not impact earnings.


Components of Change in Fuel and Purchased Power Expense from the Prior Year
------------------------------------------------------------------------------------------
                                                                         1994      1993
                                                          (Amounts in Millions of Dollars)
------------------------------------------------------------------------------------------
Average unit cost of fuel                                                $(3.4)    $ (1.8)
Generation mix                                                            (5.5)       9.1
Generation volume                                                          7.4      (13.4)
Purchased power                                                            7.7        4.6
------------------------------------------------------------------------------------------
  Total Energy Expense                                                   $(6.2)    $ (1.5)
==========================================================================================

  The average unit cost of coal declined slightly in 1994, after remaining relatively constant during 1993. Meanwhile, the average unit cost of nuclear fuel has declined continually during the past three years.

  Generation mix impacts fuel expense as Duquesne's nuclear fuel cost per KWH is less than its fossil fuel cost per KWH. During 1993, compared to 1994 and 1992, Duquesne had more scheduled nuclear station refueling outages, resulting in less nuclear generation and more fuel expense.

  Generation volume during 1994 increased 3.4 percent compared to 1993 due to fewer generating station outages. During 1993, generation decreased 5.6 percent from 1992.

  Purchased power volume increased in 1994 compared to 1993 because of the timing of generating station outages. Purchased power volume increased in 1993 compared to 1992 primarily due to the performance of the Perry plant. (See "Perry Unit 1" on page 8.)

  Maintenance expense fluctuations primarily result from the timing of scheduled generating station outages, the timing of scheduled transmission and distribution line maintenance and the effect of storms on overhead lines and transformers. Incremental maintenance expense incurred for scheduled refueling outages at Duquesne's nuclear units is deferred for amortization over the period (generally 18 months) between scheduled outages. During 1994 and 1993, amortization of deferred nuclear refueling outage expense increased, reflecting the higher costs of more recent refueling outages. Offsetting this increase in 1994 was a decrease in transmission and distribution line maintenance expense. Also increasing maintenance expense in 1993 was Duquesne's change, as of January 1, 1993, in its method of accounting for maintenance costs during major fossil generating station outages. Prior to 1993, maintenance costs incurred for scheduled major outages at fossil generating stations were charged to expense as the costs were incurred. Under the new accounting policy, Duquesne accrues, over the period between outages, anticipated expenses for scheduled major fossil station outages. (Maintenance costs incurred for non-major scheduled outages and for forced outages continue to be charged to expense as the costs are incurred.) This method was adopted to match more accurately the maintenance costs with the revenue produced during the periods between scheduled major fossil generating station outages.

  Depreciation and amortization expense includes, in addition to depreciation of plant and equipment, nuclear decommissioning accruals, amortization of regulatory tax receivables and amortization of an extraordinary property loss. Depreciation and amortization expense increased $6.4 million in 1994, compared to the prior year due to increases in depreciable property and nuclear decommissioning expense. The 1993 increase results from amortization of regulatory tax receivables which began January 1, 1993, concurrent with the adoption of Statement of Financial Accounting Standards No. 109 (SFAS No. 109). During 1994, Duquesne completed an extensive review of its depreciation rates and submitted an informational filing to thePUC. As a result of this study, beginning in 1995 Duquesne's composite depreciation rate increased from 3.0 percent to 3.5 percent. It is anticipated that annual depreciation expense will increase by approximately $25 million in 1995 compared to the 1994 level. Duquesne is not currently seeking a rate increase to recover these additional costs.

  During 1994, the statutory Pennsylvania income tax rate was reduced from 12.25 percent to 9.99 percent; this reduction is to be phased in over four years.
This change resulted in a net decrease of $87.2 million in deferred tax liabilities and a corresponding reduction recorded as a tax rate adjustment - regulatory tax receivable.

  Taxes other than income taxes were lower in 1993 compared to 1994 and 1992, primarily as a result of a favorable resolution of certain property tax assessments. In 1993, Duquesne recorded, on the basis of these revised assessments, the expected refunds for overpayments in prior years.


Other Income and Deductions

  Consistent with the conclusion of Duquesne's revenue phase-in plan, other income decreased in 1994, in comparison with that for 1993 and 1992, as a result of a decrease in carrying charges on deferred revenues.

  Income taxes related to other income increased $12.5 million in 1994, in comparison with those for 1993, because in 1993 Duquesne obtained a favorable settlement (related to Duquesne's 1988 tax return and the consolidated 1989 tax return) with the Internal Revenue Service.

Construction
-------------------------------------------------------------------------------

    During 1994, Duquesne spent approximately $94.3 million for construction. Duquesne expended these amounts to improve and/or expand its production, transmission and distribution systems. Construction programs of Duquesne focus on the need to serve new customers, to provide for the replacement of utility property and to modify facilities consistent with the most current environmental and safety regulations. Duquesne estimates that it will spend approximately $80 million for construction annually in 1995, 1996 and 1997. These amounts exclude AFC, nuclear fuel, expenditures for possible early replacement of steam generators at the Beaver Valley Power Station and expenditures for the refurbishment of the cold-reserved units. (See Notes F and L to Duquesne's consolidated financial statements.) Duquesne currently has no plans for construction of new base load generating plants and expects that funds generated from operations will continue to be sufficient to finance a large part of its capital needs.


Capital Resources and Liquidity
-------------------------------------------------------------------------------

Financing

    Duquesne plans to meet its current obligations and debt maturities through 1999 with funds generated from operations and through new financings. At December 31, 1994, Duquesne was in compliance with all of its debt covenants.

    During 1993, Duquesne refinanced $734.2 million of long-term debt. In 1994, Duquesne continued to reduce its cost of capital by refinancing and retiring securities.

    During 1994, all of the outstanding shares of $2.10 and $7.50 preference stock were redeemed for approximately $37.7 million. Duquesne also retired $2.2 million of $7.20 preferred stock. InMay 1994, Duquesne filed a shelf registration statement for the issuance of up to $150 million of Duquesne CapitalL.P. Cumulative Monthly Income Preferred Securities. These preferred securities have not been issued.

    During 1994, Duquesne also issued $114.1 million of its pollution control obligations to replace a like amount of higher cost pollution control obligations. The new pollution control obligations bear variable interest rates and mature October 1, 2029.


Short-Term Borrowings

    Duquesne has an extendible revolving credit agreement with a group of banks totaling $150 million. The current expiration date of this credit arrangement is October 6, 1995. Interest rates can, in accordance with the option selected at the time of each borrowing, be based on prime, Eurodollar or certificate of deposit rates. Commitment fees are based on the unborrowed amount of the commitments. The arrangement contains a two-year repayment period for any amounts outstanding at the expiration of the revolving credit period.

    During 1994 and 1993, the maximum short-term bank and commercial paper borrowings outstanding were $25.6 million and $27 million; the average daily short-term borrowings outstanding were $1.9 million and $1.6 million; and the weighted average daily interest rates applied to such borrowings were 5.23 percent and 3.42 percent, respectively. At December 31, 1994, there were no short-term borrowings. Short-term borrowings at December 31, 1993, were $11.0 million.


Interest Charges

    Duquesne achieved a $9.1 million reduction in interest charges in 1994 through refinancing first mortgage bonds and certain tax exempt pollution control notes. Duquesne also retired $39.9 million of preferred and preference stock during 1994. Interest expense and dividends on preferred and preference stock declined to $108 million in 1994 from $121 million in 1993 and $135 million in 1992. Interest expense is expected to continue to decline in 1995.


Sale of Accounts Receivable

    Duquesne and an unaffiliated corporation have an agreement that entitles Duquesne to sell and the corporation to purchase, on an ongoing basis, up to $50 million of accounts receivable. Duquesne had no receivables sold at December 31, 1994. The accounts receivable sales agreement, which expires in June 1995, is one of many sources of funds available to Duquesne. Upon expiration of this facility, Duquesne expects to extend the agreement or to replace the facility with a similar one.


Nuclear Fuel Leasing

    Duquesne Finances its acquisitions of nuclear fuel through a leasing arrangement under which it may finance up to $75 million of nuclear fuel. As of December 31, 1994, the amount of nuclear fuel financed by Duquesne under this arrangement totaled approximately $52 million. Duquesne plans to continue leasing nuclear fuel to fulfill its requirements at least through September 1996, the remaining term of the leasing arrangement.


Rate Matters
-------------------------------------------------------------------------------

    Electric rates charged by Duquesne to its customers are regulated by the PUC. Electric rates charged to the Borough of Pitcairn and to other electric utilities are regulated by the FERC. These rates are designed to recover Duquesne's operating expenses, investment in utility assets, and a return on those investments. Sales to other utilities are made at market rates. (See Note F to Duquesne's consolidated financial statements for additional discussion of rate-related matters.) At this time, Duquesne has no pending base rate case and has no immediate plans to file a base rate case.


Energy Cost Rate Adjustment Clause (ECR)

    Through the ECR, Duquesne recovers (to the extent that such amounts are not included in base rates) nuclear fuel, fossil fuel and purchased power expenses and, also through the ECR, passes to its customers the profits from short-term power sales to other utilities (collectively, ECR energy costs). Nuclear fuel expense is recorded on the basis of the quantity of electric energy generated and includes such costs as the fee, imposed by the United States Department of Energy (DOE), for future disposal and ultimate storage and disposition of spent nuclear fuel. Fossil fuel expense includes the costs of coal and fuel oil used in the generation of electricity.

    On Duquesne's statement of consolidated income, these energy cost recovery revenues are included as a component of operating revenues. For ECR purposes, Duquesne defers fuel and other energy expenses for recovery, or refunding, in subsequent years. The deferrals reflect the difference between the amount that Duquesne is currently collecting from customers and its actual ECR energy costs. ThePUC annually reviews Duquesne's ECR energy costs for the fiscal year April through March, compares them to previously projected ECR energy costs and adjusts the ECRfor over- or under-recoveries and for two PUC-established coal cost standards. (See Notes A and F to Duquesne's consolidated financial statements.)

    Over- or under-recoveries from customers are recorded as payable to, or receivable from, customers. At December 31, 1994, $5.9 million was receivable from customers and shown as other current assets. At December 31, 1993, $10.1 million was payable to customers and shown as deferred energy costs.

Deferred Rate Synchronization Costs

    In 1987, the PUC approved Duquesne's petition to defer initial operating and other costs of Perry Unit 1 and Beaver Valley Unit 2. Duquesne deferred the costs incurred from November 17, 1987, when the units went into commercial operation, until March 25, 1988, when a rate order was issued. In its order, the PUC postponed ruling on whether these costs would be recoverable from ratepayers. At December 31, 1994, these costs totaled $51.1 million, net of deferred fuel savings related to the two units. Duquesne is not earning a return on the deferred costs. Duquesne believes that these costs are recoverable. In 1990, the PUC permitted another Pennsylvania utility to recover such costs.


Generating Units
-------------------------------------------------------------------------------

Joint Interests

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

    Duquesne has an interest in the following nuclear plants jointly with the following companies:

                                       Beaver Valley          Perry
                                   ----------------------
                                   Unit 1        Unit 2      Unit 1
                                   -------     ----------    -------
Duquesne                          * 47.50%      * 13.74%(1)   13.74%
Ohio Edison Company                 35.00%        41.88%      30.00%
Pennsylvania Power Company          17.50%         -0-         5.24%
CEI                                   -0-         24.47%     *31.11%
Toledo Edison Company                 -0-         19.91%      19.91%
*Denotes Operator

(1) In 1987, Duquesne sold and leased back its 13.74 percent interest in Beaver Valley Unit 2; the sale was exclusive of transmission and common facilities.
The total sales price of $537.9 million was the appraised value of Duquesne's interest in the property. Duquesne subsequently leased back its interest in the unit for a term of 29.5 years. The lease provides for semiannual payments and is accounted for as an operating lease. Duquesne is responsible under the terms of the lease for all costs of its interest in the unit. (See Note C to Duquesne's consolidated financial statements.)

    Duquesne has an interest in the following fossil plants jointly with the following companies:

                              Sammis          Bruce Mansfield         Eastlake   Ft. Martin
                                       -----------------------------
                              Unit 7    Unit 1   Unit 2     Unit 3     Unit 5      Unit 1
                              -------  --------  -------  ----------  ---------  -----------
Duquesne                       31.20%    29.30%    8.00%      13.74%     31.20%       50.00%
Ohio Edison Company          * 48.00%    60.00%   39.30%      35.60%       -0-          -0-
Pennsylvania Power Company     20.80%   * 4.20%  * 6.80%       6.28%       -0-          -0-
CEI                              -0-      6.50%   28.60%      24.47%   * 68.80%         -0-
Toledo Edison Company            -0-       -0-    17.30%      19.91%       -0-          -0-
Potomac Edison Company           -0-       -0-      -0-         -0-        -0-        25.00%
Monongahela Power Company        -0-       -0-      -0-         -0-        -0-      * 25.00%
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


Beaver Valley Power Station

    In 1994, the Beaver Valley Power Station achieved the highest combined (Units 1 and 2) capacity factor (87.7%) in the history of the station. Capacity factor is a key production measure. It is the ratio of the power actually generated by a facility to the facility's rated capacity during that period of time. It is also a key indicator of how well the stations are operated based on their design capabilities.


Perry Unit 1

    Duquesne has a 13.74 percent ownership interest in Perry Unit 1, a nuclear generating unit located in Ohio and operated by CEI. During 1993, Perry Unit 1 had an equivalent availability factor of 39 percent. This performance resulted from several outages. As a result of the length of these outages, the PUC imposed a penalty for increased incremental replacement power costs. The 1994 equivalent availability factor was 44 percent. This performance resulted from an extended outage (190 days) for refueling and maintenance. From the end of the outage in August 1994, through the balance of 1994, Perry operated at full capacity except for short durations of reduced power for testing and minor on-line maintenance activities.

    CEI previously submitted to the Nuclear Regulatory Commission an action plan, called the Perry Course of Action (PCA), designed by CEI to "correct identified management, technical, and programmatic deficiencies" at the plant over roughly a three-year period, and to"correct the downward trending performance" of Perry. CEImanagement represents to Duquesne that the PCA is on schedule and will be an effective program to ensure that Perry is in conformance with industry standards for boiling water reactors. Based on actual costs and estimates obtained from CEI, the total costs to bring the plant into compliance, including the costs associated with implementing the PCA, are more than the cost originally projected by CEI. Duquesne cannot predict the ultimate cost, timing or effectiveness of the PCA, and is continuing to closely monitor the situation.


Property Held for Future Use

    In 1986, the PUC approved Duquesne's request to remove the Phillips and most of the Brunot Island (BI) power stations from service and place them in cold reserve. Duquesne expects to recover its net investment in these plants through future electricity sales. Phillips and BI represent licensed, certified, clean sources of electricity that will be necessary to meet expanding opportunities in the power markets. Duquesne believes that anticipated growth in peak demand for electricity within its service territory will require additional peaking generation. Duquesne looks to BI to meet this need. The Phillips power plant is an important component in Duquesne's strategy to identify and serve opportunities for providing bulk power service. With recent legislation promoting wider transmission access to bulk power markets and with the opportunity to package a sale of power from Phillips with the support of Duquesne's system, the Phillips plant could be made a highly reliable, cost-competitive alternative for most purchasers. In summary, Duquesne believes its investment in these cold-reserved plants will be necessary in order to meet future business needs. If business opportunities do not develop as expected, Duquesne will consider the sale of these assets. In the event that market demand, transmission access or rate recovery do not support the utilization or sale of the plants, Duquesne may have to write off part or all of their costs. At December 31, 1994, Duquesne's net investment in thePhillips and BI power plants was $93.0 million and $42.0 million, respectively.


Employees
-------------------------------------------------------------------------------

    At December 31, 1994, Duquesne had 3,754 employees, including 1,231 employees at the Duquesne-operated Beaver Valley Power Station. The International Brotherhood of Electrical Workers represents 2,262 of Duquesne's employees. The current collective bargaining agreement expires September 30, 1998.

Electric Utility Operations
-------------------------------------------------------------------------------

    Approximately 73 percent of the electric energy generated by Duquesne's system during 1994 was produced by its coal-fired generating capacity and approximately 27 percent by its nuclear generating capacity. Duquesne normally experiences its peak loads in the summer. The 1994 customer system peak, the highest system peak in Duquesne's history, of 2,535 megawatts occurred on June 16, 1994.

    Duquesne's fossil plants operated at 85 percent availability in 1994 and 83 percent in 1993. Duquesne's nuclear plants operated at 75 percent availability in 1994 compared to 63 percent in 1993. The timing of scheduled maintenance and refueling outages, as well as the duration of forced outages, affect availability of power plants.

    The North American Electric Reliability Council, of which Duquesne is a member, uses capacity margin to report generating capability as compared to demand. Capacity margin is expressed as capacity less demand divided by capacity. Although Duquesne also uses criteria other than capacity margin for determining the need for installation of additional generating capability, Duquesne's capacity margin in 1994 was 9.4 percent based on installed non-cold-reserved generating capacity and internal peak load, including 93 megawatts of interruptible load. Duquesne has ties with regional utilities which provide the capability to import in excess of 4,000 megawatts of capacity to supplement Duquesne's generation, as required.

    Additional information relating to Duquesne's electric operations is set forth on page 44 of DQE's Annual Report to Shareholders for the year ended December 31, 1994. The information is incorporated here by reference.


Fossil Fuel
-------------------------------------------------------------------------------

    Duquesne believes that sufficient coal for its coal-fired generating units will be available from various sources to satisfy its requirements for the foreseeable future. During 1994, approximately 2.6 million tons of coal were consumed at Duquesne's two wholly owned coal-fired stations - Cheswick and Elrama.

    Duquesne owns Warwick Mine, an underground mine located on the Monongahela River approximately 83 river miles from Pittsburgh. Warwick Mine has been excluded from rate base since 1981. Duquesne temporarily idled the mine in June 1988 due to excess coal inventories. In 1990, Duquesne restarted the mine by an agreement under which an unaffiliated company operates the mine until March 2000 and sells the coal produced. Production began in late 1990. The mine produced
1.1 million tons of coal in 1994. Warwick Mine coal reserves include both high and low sulfur coal; the sulfur content averages in the mid-range at 1.7 percent -- 1.9 percent. More than 60 percent of the coal mined at Warwick Mine currently is used by Duquesne. Duquesne receives a royalty on any sales of coal to the open market. The Warwick Mine currently supplies less than one-fifth of the coal used in the production of electricity at the plants owned or jointly owned by Duquesne. Duquesne estimates that, at December 31, 1994, its economically recoverable coal reserves at Warwick Mine were 10.4 million tons. Costs at Warwick Mine and Duquesne's investment in the mine are expected to be recovered through the cost of coal in the ECR. Recovery is subject to the system-wide coal cost standard. Duquesne also has an opportunity to earn a return on its investment in the mine through the cost of coal during the period of the system-wide coal cost standard, including extensions. At December 31, 1994, Duquesne's net investment in the mine was $18.9 million. The estimated current liability, including final site reclamation, mine water treatment and certain labor liabilities for mine closing is $33.0 million and Duquesne has recorded a liability in the consolidated balance sheet of approximately $12.8 million toward these costs. (See Note F of Duquesne's consolidated financial statements for a discussion of Duquesne's investment in Warwick Mine costs.)

    During 1994, 56 percent of Duquesne's coal supplies were provided by contracts, with the remainder satisfied through purchases on the spot market. Duquesne had four long-term contracts in effect at December 31, 1994, which, in combination with spot market purchases, are expected to furnish an adequate future coal supply. Duquesne does not anticipate any difficulty in replacing or renewing these contracts as they expire in future years ranging from 1995 through 2002. At December 31, 1994, Duquesne's wholly owned and jointly owned generating units had on hand an average coal supply of 51 days.

    The PUC has established two market price coal cost standards. One applies only to coal delivered at the Mansfield plant. The other, the system-wide coal cost standard, applies to coal delivered to the remainder of Duquesne's system. Both standards are updated monthly to reflect prevailing market prices of similar coal during the month. The PUC has directed Duquesne to defer recovery of the delivered cost of coal to the extent that such cost exceeds generally prevailing market prices for similar coal, as determined by the PUC. The PUC allows deferred amounts to be recovered from customers when the delivered costs of coal fall below such PUC-determined prevailing market prices.

    The system-wide coal cost standard may be extended by Duquesne through March 2000. The unrecovered cost of Mansfield coal was $7.3 million and the unrecovered cost of the remainder of the system-wide coal was $3.4 million at December 31, 1994. Duquesne estimates that all deferred coal costs will be recovered. Duquesne's average cost per ton of coal consumed, including the cost of delivery, during the past three years at generating units which it operates or in which it has an ownership interest was as follows: 1994-$39.12; 1993- $40.08 and 1992-$40.44. (See Note F to Duquesne's consolidated financial statements for a discussion of the coal cost standards.) The cost of coal, which falls within the market price limitations discussed in Note A of Duquesne's consolidated financial statements, is recovered from Duquesne's customers through the ECR discussed previously in "Rate Matters" on page 6.


Nuclear Fuel
-------------------------------------------------------------------------------

    The cycle of production and utilization of nuclear fuel consists of (1) mining and milling of uranium ore and processing the ore into uranium concentrates, (2) conversion of uranium concentrates to uranium hexafluoride,
(3) enrichment of the uranium hexafluoride, (4) fabrication of fuel assemblies,
(5) utilization of the nuclear fuel in the generating station reactor and (6) storing and disposal of spent fuel.

    Adequate supplies of uranium and conversion services are under contract for Duquesne's requirements for its jointly owned/leased nuclear units through 1997. Enrichment services are supplied under a 1984 United States Enrichment Corporation Utility Services Contract entered into for a period of 30 years by the companies for their joint interests in Perry Unit 1 and Beaver Valley Units 1 and 2. Under the terms of this contract Duquesne is committed to 100 percent of its enrichment needs through 1998 and 70 percent in 1999. Fuel fabrication contracts are in place to supply reload requirements for the next two cycles for Beaver Valley Unit 1, the next two cycles for Beaver Valley Unit 2 and the next twenty cycles of Perry Unit 1. Duquesne will be required to make arrangements for uranium supply and related services as existing commitments expire.

    For joint interests in generating units (See "Generating Units" discussion on page 7.), each company is responsible for financing its proportionate share of the costs of nuclear fuel for each nuclear unit in which it has an ownership interest. Duquesne has entered into a lease arrangement for the acquisition of nuclear fuel pursuant to which Duquesne is permitted to finance up to $75 million. As of December 31, 1994, the cost of Duquesne's nuclear fuel financed was $52 million. Duquesne's nuclear fuel costs, which are amortized to reflect fuel consumed, are charged to fuel expense and are recovered through rates. Duquesne estimates that, over the next three years, the amortization of nuclear fuel consumed will exceed the expenditures for new fuel by approximately $13 million. The actual nuclear fuel costs to be financed and amortized during the period 1995 through 1997 will be influenced by such factors as changes in interest rates, lengths of the respective fuel cycles and changes in nuclear material cost and services, the prices and availability of which are not known at this time. Such costs may also be influenced by other events not presently foreseen.

    Duquesne's nuclear fuel costs related to Beaver Valley Unit 1, Beaver Valley Unit 2 and Perry Unit 1 under the lease arrangement are charged to fuel expense based on the quantity of energy generated. Nuclear fuel costs for these units averaged .903, .918 and .975 cents per KWH in 1994, 1993 and 1992, inclusive of charges associated with spent fuel, respectively. Duquesne is recovering from its customers the costs associated with the ultimate disposal of spent fuel.

Nuclear Decommissioning
-------------------------------------------------------------------------------

    The PUCruled that recovery of the decommissioning costs for Beaver Valley Unit 1 could begin in 1977, and that recovery for Beaver Valley Unit 2 and Perry Unit 1 could begin in 1988. Duquesne expects to decommission Beaver Valley Unit 2 and Perry Unit 1 following the end of their operating lives, a date that currently coincides with the expiration of each plant's operating license. Upon expiration of the Beaver Valley Unit 1 operating license, the unit will be placed in safe storage until the expiration of the Beaver Valley Unit 2 operating license, at which time the units may be decommissioned together.

    Based upon site specific studies finalized in 1992 for Beaver Valley Unit 2, and in 1994 for Beaver Valley Unit 1 and Perry Unit 1, Duquesne's share of the total estimated decommissioning costs, including removal and decontamination costs, currently being used to determine Duquesne's cost of service, are $122 million for Beaver Valley Unit 1, $35 million for Beaver Valley Unit 2, and $67 million for Perry Unit 1.

    In conjunction with an August 18, 1994 PUC Accounting Order, Duquesne has increased the annual contribution to its decommissioning trusts by $2 million to bring the total annual funding to approximately $4 million per year. Duquesne plans to continue making periodic reevaluations of estimated decommissioning costs, to provide additional funding from time to time, and to seek regulatory approval for recognition of these increased funding levels.


Environmental Matters
-------------------------------------------------------------------------------

    The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund) and the Superfund Amendments and Reauthorization Act of 1986 established a variety of informational and environmental action programs. The United States Environmental Protection Agency (EPA) has informed Duquesne of its involvement or potential involvement in three hazardous waste sites. If Duquesne is ultimately determined to be a responsible party with respect to these sites, it could be liable for all or a portion of the cleanup costs. However, in each case, other solvent, potentially responsible parties that may bear all or part of any liability are also involved. In addition, Duquesne believes that available defenses, along with other factors (including overall limited involvement and low estimated remediation costs for one site) will limit any potential liability that Duquesne may have for cleanup costs.
Duquesne believes that it is adequately reserved for all known liabilities and costs and, accordingly, that these matters will not have a materially adverse effect on its financial position or results of operations.

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

    The legislation requires significant additional reductions of SO2 and oxides of nitrogen (NOX) by the year 2000. Duquesne continues to work with the operators of its jointly owned stations to implement cost-effective compliance strategies to meet these requirements. NOX reductions under Title IV of the Clean Air Act were required at the Cheswick station and the work to achieve the reductions was completed in 1993. The ozone attainment provisions of Title I of the Clean Air Act amendments also required NOX reductions by 1995 at Duquesne's Elrama plant and at the jointly owned Mansfield plant. Duquesne will achieve such reductions with low NOX burner technology. Duquesne has 662 megawatts of nuclear capacity currently, 1,187 megawatts of scrubbed capacity, including 300 megawatts at the currently cold-reserved Phillips plant, as well as 757 megawatts of capacity that meets the 1995 standards of the Clean Air Act amendments through the use of low sulfur coal. Through the year 2000, Duquesne is planning a combination of compliance methods that include fuel switching; increased use of, and improvements in, scrubbed capacity; flue gas conditioning; low NOX burner technology; and the purchase of emission allowances. Duquesne currently estimates that additional capital costs to comply with Clean Air Act requirements through the year 2000 will be approximately $20 million. This estimate is subject to the finalization of federal and state regulations.

    Duquesne is closely monitoring other potential air quality programs and air emission control requirements that could be imposed in the future, including additional NOX control requirements that could be imposed on fossil fuel plants by the Ozone Transport Commission and promulgation by the EPA of more stringent ambient air quality and emission standards for SO2 particulates and other components of coal combustion gases. As these potential programs are in various stages of discussion and consideration, it is impossible to make reasonable estimates of the potential costs and impacts, if any.

    In 1992, the Pennsylvania Department of Environmental Resources (DER) issued Residual Waste Management Regulations governing the generation and management of non-hazardous waste. Duquesne is currently conducting tests and developing compliance strategies. Capital compliance costs for these DER regulations are estimated, on the basis of information currently available, at $5 million in 1995. The expected additional capital cost of compliance for these DER regulations through 2000 is estimated, based on current information, to be approximately $25 million; this estimate is subject to the results of continuing ground water assessments and DER final approval of compliance plans.

    Under the Nuclear Waste Policy Act of 1982, which establishes a policy for handling and disposing of spent nuclear fuel and requires the establishment of a final repository to accept spent fuel, contracts for jointly owned nuclear plants have been entered into with the United States Department of Energy
(DOE)for permanent disposal of spent nuclear fuel and high-level radioactive waste. The DOE has indicated that the repository will not be available for acceptance of spent fuel before 2010. During 1994, Duquesne increased the storage capacity at Beaver Valley Unit 1 by equipping the spent fuel pool with high density fuel storage racks. On-site spent fuel storage capacities at Beaver Valley Unit 1, Beaver Valley Unit 2 and Perry are now expected to be sufficient until 2017, 2011, and 2009, respectively.

    Nuclear reactor licensees in the United States are assessed annually for the decontamination and decommissioning of DOE enrichment facilities. Assessments are based on the amount of uranium enrichment services purchased by a utility prior to enactment of the National Energy Policy Act of 1992 (energy act) and are to be paid by such utilities over a 15-year period. At December 31, 1994, Duquesne's liability for contributions is approximately $9.9 million. Contributions, when made, are recovered through the ECR.

    Duquesne is involved in various environmental matters. Duquesne believes that such matters, in total, will not have a materially adverse effect on its financial position or results of operations.


Outlook
-------------------------------------------------------------------------------

Competition

    Regulatory developments in the electric utility industry are placing increasing competitive pressures on electric utilities. The electric utility industry is expected to continue to undergo significant changes for the remainder of the decade. These changes most likely will include increasing competition in the generation and sale of electricity, increasing energy flows resulting from open transmission access and non-regulated generation and transmission projects outside the traditional service areas. Duquesne, like the industry in general, is continuing to assess the impact of these competitive forces on its future operations.

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

    Amendments to the Federal Power Act create the potential for utilities and other power producers to gain increased access to transmission systems of other utilities in order to facilitate sales to other utilities. The amendments permit the FERC to order utilities to transmit power over their lines for use by other suppliers and to enlarge or construct additional transmission capacity to provide these services. Duquesne is currently pursuing expanded transmission access under these amendments. (See discussion in "Transmission Access" below.)

    The PUC is currently conducting an investigation into electric power competition. Duquesne has been advocating increased transmission access to the wholesale power market as the necessary first step toward enabling our customers to benefit from competition.

    Emerging competition, federal deregulation of wholesale energy sales, and prospective retail access initiatives require Duquesne to reexamine its approach to doing business. Growth in energy sales, competitive rate pressures, and Duquesne's commitment to provide reliable, quality service to its customers influence short- and long-term corporate goals. Duquesne's current business plan recognizes the need to encourage economic growth and stability in the service territory and surrounding region. Duquesne's efforts continue to focus on achievement of business growth through the application of marketing and economic development programs to achieve energy-efficient growth in its sales of utility services. Duquesne's rates for energy intensive industrial and commercial customers are competitively priced and its rate structure allows some flexibility in setting rates to attract new business. In addition, Duquesne sponsors programs to help customers manage their electricity consumption and control their costs.

    Although management believes Duquesne's system is well positioned, as a clean, low cost producer of electricity, to compete both within and outside of its service territory, efforts continue to further reduce costs and increase effectiveness and productivity. Management will aggressively address these factors to position Duquesne to overcome the challenges they may create and take advantage of the opportunities increased competition will bring.


Transmission Access

    In March 1994, Duquesne submitted, pursuant to the Federal Power Act, a "good faith" request for transmission service with the Allegheny Power System
(APS) andPennsylvania-New Jersey-Maryland Interconnection Association (PJM Companies). The request is based on 20-year firm service with flexible delivery points for 300 megawatts of transfer capability over the transmission network that extends from Western Pennsylvania to the East Coast. Because of a lack of progress on pricing and other issues, on August 5, and September 16, 1994, Duquesne filed with the FERC applications for transmission service from the PJM Companies and APS, respectively. The applications are authorized under Section 211 of the Federal Power Act, which requires electric utilities to provide firm wholesale transmission service.


Retirement Plan Measurement Assumptions

    Duquesne increased the discount rate used to determine the projected benefit obligation on Duquesne's retirement plans at December 31, 1994, to 8.0 percent. The assumed change in future compensation levels was also increased to reflect current market and economic conditions.

    The effects of these changes on Duquesne's retirement plan obligations are reflected in the amounts shown inNote N to Duquesne's consolidated financial statements. The resulting decrease in related expenses for subsequent years is not expected to be material.

                        -------------------------------

    Information relating to the business of Duquesne and additional information relating to Duquesne is set forth on pages 10 to 46 of DQE's Annual Report to Shareholders for the year ended December 31, 1994. The information is incorporated here by reference.


Executive Officers of the Registrant
-------------------------------------------------------------------------------
    Set forth below are the names, ages as of March 1, 1995, positions and brief accounts of the business experience during the past five years of the executive officers of Duquesne.

Name                                                        Age                          Office
----------------------------------------------------------  ---  -------------------------------------------------------

Wesley W. von Schack                                         50  Chairman of the Board since September 1987 and
                                                                 Chief Executive Officer since January 1986.
                                                                 President from January 1986 to February 1995.

David D. Marshall                                            42  President and Chief Operating Officer since February
                                                                 1995.  Executive Vice President from February 1992
                                                                 to February 1995, Assistant to the President from
                                                                 October 1990 to January 1992 and Vice President-
                                                                 Corporate Development from August 1987 to
                                                                 October 1990.

Gary L. Schwass                                              49  Senior Vice President since February 1995 and Chief
                                                                 Financial Officer since July 1989.  Vice President-
                                                                 Finance from May 1988 to February 1995 and Vice
                                                                 President and Treasurer from August 1987 to May
                                                                 1988.

Dianna L. Green                                              48  Senior Vice President - Administration since February
                                                                 1995.  Vice President-Administrative Services from
                                                                 August 1988 to February 1995.

James E. Cross (a)                                           48  Senior Vice President - Nuclear since February 1995.

Roger D. Beck                                                58  Vice President - Marketing and Customer Services
                                                                 since August 1986.

Gary R. Brandenberger                                        57  Vice President - Power Supply since August 1986.

William J. DeLeo                                             44  Vice President - Corporate Performance and Information
                                                                 Services since January 1991.  Vice President-Corporate
                                                                 Planning and Management Information Services
                                                                 from April 1989 to December 1990.

Donald J. Clayton                                            40  Treasurer since January 1995.  Assistant Treasurer from
                                                                 July 1989 to January 1995.

Raymond H. Panza                                             44  Controller and Principal Accounting Officer since
                                                                 July 1990.

(a) Mr. Cross was Vice President-Nuclear from September 1994 to February 1995 and served Portland General Electric as Vice President, Thermal Operations Officer from May 1993 and Chief Nuclear to September 1994; Vice President and Chief Nuclear Officer from December 1991 to May 1993; and Vice President, Nuclear fromMay 1990 to December 1991.

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

                                               Duquesne's
                                              Share of Net
                                              Demonstrated      Net Plant Output
                                               Capability          Year Ended
                                            December 31, 1994   December 31, 1994
  Name and Location          Type              (Megawatts)       (Megawatt-hours)
---------------------------  -----          -----------------   -----------------
Cheswick                     Coal                     570           3,928,002
   Springdale, Pa.
Fort Martin No. 1 (1)        Coal                     276           1,496,483
   Maidsville, W.Va.
Elrama                       Coal                     487           2,258,805
   Elrama, Pa.
Sammis No. 7 (1)             Coal                     187           1,227,241
   Stratton, Ohio
Eastlake No. 5 (1)           Coal                     186             928,056
   Eastlake, Ohio
Beaver Valley No. 1 (1)      Nuclear                  385           2,627,465
   Shippingport, Pa.
Beaver Valley No. 2 (1)      Nuclear                  113             979,667
   Shippingport, Pa.
Perry No. 1 (1)              Nuclear                  164             631,823
   North Perry, Ohio
Bruce Mansfield No. 1 (1)    Coal                     228             696,143
   Shippingport, Pa.
Bruce Mansfield No. 2 (1)    Coal                      62             242,239
   Shippingport, Pa.
Bruce Mansfield No. 3 (1)    Coal                     110             439,577
   Shippingport, Pa.
Brunot Island                Oil                       66               2,467
                                                    -----          ----------
   Brunot Island, Pa.
Total                                               2,834          15,457,968
                                                                   ----------
Cold-reserved units:
 Brunot Island               Oil                      240
 Phillips                   Coal                      300
                                                    -----
  Total                                             3,374
                                                    -----

(1) Amounts represent Duquesne's share of the unit which is owned by Duquesne in common with one or more other electric utilities (or, in the case of Beaver Valley Unit 2, leased by Duquesne).

    Duquesne owns 24 transmission substations (including interests in common in the step-up transformers at Fort Martin No. 1; Sammis No. 7; Eastlake No. 5; Bruce Mansfield No. 1; Beaver Valley Unit 1; Beaver Valley Unit 2; Perry Unit 1; Bruce Mansfield No. 2; and Bruce Mansfield No. 3) and 570 distribution substations. Duquesne has 714 circuit-miles of transmission lines, comprised of 345,000, 138,000 and 69,000 volt lines. Street lighting and distribution circuits of 23,000 volts and less include approximately 50,000 miles of lines and cable.

    Duquesne owns the Warwick Mine, including 4,849 acres owned in fee of unmined coal lands and mining rights, located on the Monongahela River in Greene County, Pennsylvania, approximately 83 river miles from Pittsburgh. (See Item
1. "Fossil Fuel" discussion on page 9.)

    Substantially all of Duquesne's properties are subject to a first mortgage lien of the Trust Indenture dated as of August 1, 1947 securing Duquesne's first mortgage bonds. In May 1992, Duquesne began issuing secured debt under a new First Collateral Trust Indenture. This new indenture will ultimately replace Duquesne's First Mortgage BondIndenture.


ITEM 3.  LEGAL PROCEEDINGS.

Westinghouse Lawsuit
-------------------------------------------------------------------------------

    Beaver Valley Unit 1 and Unit 2 are jointly owned/leased generating units. Duquesne's percentage interests held in Beaver Valley Unit 1 and in Beaver Valley Unit 2 are 47.5 percent and 13.74 percent, respectively. The remainder of Beaver Valley Unit 1 is owned by Ohio Edison Company and by Pennsylvania Power Company. The remaining interest in Beaver Valley Unit 2 is held by Ohio Edison Company, The Cleveland Electric Illuminating Company (CEI) and The Toledo Edison Company. Duquesne operates both units on behalf of the joint owners of interests.

    In 1991, the aforementioned owners of joint interests in Beaver Valley Unit 1 and Unit 2 filed suit against Westinghouse Electric Corporation (Westinghouse) in the United States District Court for the Western District of Pennsylvania. The suit alleges that six steam generators supplied by Westinghouse for the two units contain serious defects -- in particular defects causing tube corrosion and cracking. To date, twelve additional lawsuits have been brought by other utility companies around the country against Westinghouse for similar problems with Westinghouse steam generators.

    The condition of the Beaver Valley Unit 1 and Unit 2 steam generators is being monitored closely. Duquesne's steam generator maintenance costs have increased as a result of these defects and are likely to continue increasing. Replacement of the Beaver Valley Unit 1 steam generator defective components may occur as early as 1997. Based on the experience of other utilities with similar units that have replaced steam generators, replacement cost per unit is estimated to be approximately $125 million.

    A jury trial began September 12, 1994, in Federal District Court in Western Pennsylvania. Pennsylvania Power Company, Ohio Edison Company, CEI, Toledo Edison Company and Duquesne were joined in the litigation against Westinghouse. On October 24, 1994, the Court dismissed four of the five claims against Westinghouse, leaving only the fraud claim. On December 6, 1994, the jury rendered a verdict in favor of Westinghouse on the fraud count. On January 5, 1995, the owners of joint interests in the Beaver Valley plants appealed the decision to the United States Court of Appeals for the Third Circuit. Duquesne cannot predict the final outcome of this litigation; however, Duquesne does not believe that resolution will have a materially adverse effect on Duquesne's financial position or results of operations.


Rate-Related and Environmental Litigation
-------------------------------------------------------------------------------

    Proceedings involving Duquesne's rates are reported in Item 1. "Rate Matters." Proceedings involving environmental matters are reported in Item 1. "Environmental Matters."


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHARE-
         HOLDER MATTERS.

    Effective July 7, 1989, Duquesne Light Company became a wholly owned subsidiary of DQE, the holding company formed as part of a shareholder-approved restructuring. As a result of the restructuring, DQE common stock replaced all outstanding shares of Duquesne Light Company common stock, except for ten shares which DQE holds. As such, this item is not applicable to Duquesne Light Company because all its common equity is held solely by DQE. During 1994, Duquesne declared quarterly dividends on its common stock totaling $144 million for the year.


ITEM 6.  SELECTED FINANCIAL DATA.

    Selected financial data for Duquesne Light Company for each year of the six-year period ended December 31, 1994 are set forth on page 63. The financial data is incorporated here by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDI-
         TION AND RESULTS OF OPERATIONS.

    Management's discussion and analysis of financial condition and results of operations are set forth in Item 1. BUSINESS and on pages 11 through 19 of the DQE Annual Report to Shareholders for the year ended December 31, 1994. The discussion and analysis are incorporated here by reference.


ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY
         DATA.

    The Consolidated Balance Sheet of Duquesne Light Company and its Subsidiary as of December 31, 1994 and 1993, and the related Statements of Consolidated Income, Retained Earnings and Cash Flows for each of the three years in the period ended December 31, 1994 together with the Independent Auditors' Report dated January 31, 1995 are set forth here on pages 38 to 62. The financial statements and report are incorporated here by reference. Quarterly financial information is included on page 62 in Note O to Duquesne's consolidated financial statements and is incorporated here by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information relating to the Directors of Duquesne Light Company is set forth under the captions "Proposal No. 1 - Election of Directors", "Nominees for Directors" and "Standing Directors" in the DQE definitive Proxy Statement, filed with the Securities and Exchange Commission in connection with its Annual Meeting of Stockholders to be held on April 19, 1995. The Proxy Statement is incorporated here by reference. All Directors of DQE are also Directors of Duquesne Light Company. Information relating to the executive officers of the Registrant is set forth in Part I of this Report under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION.

    The information relating to executive compensation is set forth in Exhibit 99.1, filed as part of this Report. The information is incorporated here by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

    DQE is the beneficial owner and holder of all shares of outstanding Common Stock, $1 par value, of Duquesne Light, consisting of 10 shares as of February 16, 1995. Information relating to the ownership of equity securities of DQE and Duquesne Light by directors and executive officers of Duquesne Light is set forth in Exhibit 99.1, filed as part of this Report. The information is incorporated here by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    None.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K.

    (a)(1) The following financial statements are included on pages 38 to 62.

           Independent Auditors' Report.

           Statement of Consolidated Income for the Three Years Ended December 31, 1994.

           Consolidated Balance Sheet, December 31, 1994 and 1993.

           Statement of Consolidated Cash Flows for the Three Years Ended December 31, 1994.

           Statement of Consolidated Retained Earnings for the Three Years Ended December 31, 1994.

           Notes to Consolidated Financial Statements.

    (a)(2) The following financial statement schedules and the related Independent Auditors' Report (See page 38.) are filed here as a part of this
Report:

    Schedules for the Three Years Ended December 31, 1994:

    VIII -  Valuation and Qualifying Accounts.

     X   -  Supplementary Income Statement Information.

    The remaining schedules are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the financial statements or notes to the financial statements.

    (a)(3) Exhibits relating to Duquesne Light Company filed as a part of this Report are set forth in the Duquesne Light Company Exhibit List on pages 20 to 34, incorporated here by reference. Documents other than those designated as being filed here are incorporated here by reference. Documents incorporated by reference to a DQE Annual Report on Form 10-K, a Quarterly Report on Form 10-Q or a Current Report on Form 8-K are at Securities and Exchange Commission File No. 1-956.

    (b) Reports on Form 8-K filed during the twelve months ended December 31, 1994:

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

        (3)  November 29, 1994 - The following event was reported:

             Item 5.  Contract between Duquesne and IBEW ratified.

             December 6, 1994 - The following event was reported:

             Item 5.  An update of the Westinghouse Lawsuit.

             No financial statements were filed with this report.

    (c) Executive Compensation Plans and Arrangements

           Deferred Compensation Plan for the Directors    Exhibit 10.1 to the
           of Duquesne Light Company, as amended to date.  Form 10-K Annual
                                                           Report of DQE for the
                                                           year ended December
                                                           31, 1992.

           Incentive Compensation Program for Certain      Exhibit 10.2 to the
           Executive Officers of Duquesne Light Company,   Form 10-K Annual
           as amended to date.                             Report of DQE for the
                                                           year ended December
                                                           31, 1992.

           Description of Duquesne Light Company Pension   Exhibit 10.3 to the
           Service Supplement Program.                     Form 10-K Annual
                                                           Report of DQE for the
                                                           year ended December
                                                           31, 1992.

           Duquesne Light Company Outside Directors'       Exhibit 10.59 to the
           Retirement Plan, as amended to date.            Form 10-K Annual
                                                           Report of Duquesne
                                                           Light Company for the
                                                           year ended December
                                                           31, 1990.

           Employment Agreement dated as of December 15,   Exhibit 10.5 to the
           1992 between DQE, Duquesne Light Company and    Form 10-K Annual
           Wesley W. von Schack.                           Report of DQE for the
                                                           year ended December
                                                           31, 1992.

           Duquesne Light/DQE Charitable Giving Program.   Exhibit 10.6 to the
                                                           Form 10-K Annual
                                                           Report of DQE for the
                                                           year ended December
                                                           31, 1992.

           Duquesne Light Company Performance Incentive    Exhibit 10.7 to the
           Program.                                        Form 10-K Annual
                                                           Report of DQE for the
                                                           year ended December
                                                           31, 1994,
                                                           incorporated here by
                                                           reference.

Exhibit                                                                      Method of
  No.                              Description                                 Filing
-------  --------------------------------------------------------    ------------------------------
           First Amendment dated as of October 25, 1994              Exhibit 10.8 to the Form 10-K
           to Employment Agreement dated as of                       Annual Report of DQE for the
           December 15, 1992 between DQE, Duquesne                   year ended December 31, 1994,
           Light Company and Wesley W. von Schack.                   incorporated here by reference.

           Employment Agreement dated as of August 30,               Exhibit 10.9 to the Form 10-K
           1994 between DQE, Duquesne Light Company                  Annual Report of DQE for the
           and David D. Marshall.                                    year ended December 31, 1994,
                                                                     incorporated here by reference.

           Employment Agreement dated as of August 30,               Exhibit 10.10 to the Form 10-K
           1994 between DQE, Duquesne Light Company                  Annual Report of DQE for the
           and Gary L. Schwass.                                      year ended December 31, 1994,
                                                                     incorporated here by reference.

           Employment Agreement dated as of August 30,               Duquesne Light Company
           1994 between Duquesne Light Company and                   Exhibit 10.68 to the Form 10-K
           Dianna L. Green.                                          Annual Report of DQE for the
                                                                     year ended December 31, 1994,
                                                                     incorporated here by reference.


                                DUQUESNE LIGHT COMPANY EXHIBITS
Exhibit                                                                   Method of
  No.                           Description                                 Filing
-------  -----------------------------------------------------    ------------------------------

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

  4.2      Supplemental Trust Indentures supplementing the
           Trust Indenture -

           First through Tenth and an amendment to the Fifth.     Exhibits 4.4 through 4.13 to
                                                                  Registration Statement (Form
                                                                  S-1) No. 2-11326.

           Eleventh.                                              Exhibit 4.3 to Registration
                                                                  Statement (Form S-1)
                                                                  No. 2-12309.

Exhibit                                                                      Method of
  No.                              Description                                 Filing
-------  --------------------------------------------------------    ------------------------------
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

          Twenty-Seventh.                                             Exhibit 2.2 to Registration
                                                                      Statement (Form S-7)
                                                                      No. 2-63467.

          Twenty-Eighth.                                              Exhibit 2.2 to Registration
                                                                      Statement (Form S-9)
                                                                      No. 2-28042.

          Twenty-Ninth.                                               Exhibit 2.2 to Registration
                                                                      Statement (Form S-7)
                                                                      No. 2-63467.

          Thirtieth.                                                  Exhibit 2.2 to Registration
                                                                      Statement (Form S-9)
                                                                      No. 2-30927.


Exhibit                                                                      Method of
  No.                              Description                                 Filing
-------  --------------------------------------------------------    ------------------------------
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

          Fiftieth.                                                  Exhibit 2.3 to Registration
                                                                     Statement (Form S-7)
                                                                     No. 2-58483.

          Fifty-First through Fifty-Third.                           Exhibit 2.2 to Registration
                                                                     Statement (Form S-7)
                                                                     No. 2-63467.

          Fifty-Fourth and Fifty-Fifth.                              Exhibit 2.2 to Registration
                                                                     Statement (Form S-16)
                                                                     No. 2-66258.

          Fifty-Sixth.                                               Exhibit 2.2 to Registration
                                                                     Statement (Form S-16)
                                                                     No. 2-68959.


Exhibit                                                                      Method of
  No.                              Description                                 Filing
-------  --------------------------------------------------------    ------------------------------
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

         Seventy-Eighth through Eightieth.                            Exhibit 4.1 to Registration
                                                                      Statement (Form S-3)
                                                                      No. 33-46990.

         Eighty-First.                                                Exhibit 4.2 to Registration
                                                                      Statement (Form S-3)
                                                                      No. 33-46990.

         Eighty-Second.                                               Exhibit 4.1 to Registration
                                                                      Statement (Form S-3)
                                                                      No. 33-52782.

         Eighty-Third and Eighty-Fourth.                              Exhibit 4.1 to Registration
                                                                      Statement (Form S-3)
                                                                      No. 33-63602.

         Eighty-Fifth through Eighty-Eighth.                          Exhibit 4.2 to the Form 10-K
                                                                      Annual Report of Duquesne Light
                                                                      Company for the year ended
                                                                      December 31, 1993.

         Eighty-Ninth and Ninetieth                                   Filed here.

  4.3    Indenture dated March 1, 1960, relating to Duquesne          Exhibit 4.3 to the Form 10-K
         Light Company's 5% Sinking Fund Debentures.                  Annual Report of DQE for the
                                                                      year ended December 31, 1989.

Exhibit                                                                      Method of
  No.                           Description                                    Filing
---------  ------------------------------------------------------  ------------------------------

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

  4.6      Supplemental Indentures supplementing the said
           Indenture of Mortgage and Deed of Trust -

           Supplemental Indenture No. 1.                           Exhibit 4.4 to Registration
                                                                   Statement (Form S-3)
                                                                   No. 33-52782.

           Supplemental Indenture No. 2 through Supplemental       Exhibit 4.4 to Registration
           Indenture No. 4.                                        Statement (Form S-3)
                                                                   No. 33-63602.

           Supplemental Indenture No. 5 through Supplemental       Exhibit 4.6 to the Form 10-K
           Indenture No. 7.                                        Annual Report of Duquesne Light
                                                                   Company for the year ended
                                                                   December 31, 1993.

           Supplemental Indenture No. 8 and Supplemental           Filed here.
           Indenture No. 9.

             Agreements relating to Jointly Owned Generating Units:

 10.1      Administration Agreement dated as of September 14,      Exhibit 5.8 to Registration
           1967.                                                   Statement (Form S-7)
                                                                   No. 2-43106.

 10.2      Transmission Facilities Agreement dated as              Exhibit 5.9 to Registration
           of September 14, 1967.                                  Statement (Form S-7)
                                                                   No. 2-43106.

 10.3      Operating Agreement dated as of September 21, 1972      Exhibit 5.1 to Registration
           for Eastlake Unit No. 5.                                Statement (Form S-7)
                                                                   No. 2-48164.

 10.4      Memorandum of Agreement dated as of July 1, 1982 re     Exhibit 10.14 to the Form 10-K
           reallocation of rights and liabilities of the           Annual Report of Duquesne
           companies under uranium supply contracts.               Light Company for the year
                                                                   ended December 31, 1987.

 10.5      Operating Agreement dated August 5, 1982 as of          Exhibit 10.17 to the Form 10-K
           September 1, 1971 for Sammis Unit No. 7.                Annual Report of Duquesne
                                                                   Light Company for the year ended
                                                                   December 31, 1988.


Exhibit                                                                      Method of
  No.                           Description                                   Filing
---------  -----------------------------------------------------  -------------------------------
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

 10.9      Operating Agreement for Bruce Mansfield Units Nos. 1,  Exhibit 10.25 to the Form 10-K
           2 and 3 dated September 15, 1987 as of June 1, 1976.   Annual Report of Duquesne Light
                                                                  Company for the year ended
                                                                  ended December 31, 1987.

10.10      Basic Operating Agreement, as amended January 1,       Exhibit 10.10 to the Form 10-K
           1993.                                                  Annual Report of Duquesne Light
                                                                  Company for the year ended
                                                                  December 31, 1993.

10.11      Amendment No. 1 dated December 23, 1993 to             Exhibit 10.11 to the Form 10-K
           Transmission Facilities Agreement (as of January 1,    Annual Report of Duquesne Light
           1993).                                                 Company for the year ended
                                                                  December 31, 1993.

10.12      Microwave Sharing Agreement (as amended                Exhibit 10.12 to the Form 10-K
           January 1, 1993) dated December 23, 1993.              Annual Report of Duquesne Light
                                                                  Company for the year ended
                                                                  December 31, 1993.

10.13      Agreement (as of September 1, 1980) dated              Exhibit 10.13 to the Form 10-K
           December 23, 1993 for termination or construction      Annual Report of Duquesne Light
           of certain agreements.                                 Company for the year ended
                                                                  December 31, 1993.

10.14      Fort Martin Construction and Operating Agreement       Exhibit 10.14 to the Form 10-K
           dated April 30, 1965.                                  Annual Report of Duquesne Light
                                                                  Company for the year ended
                                                                  December 31, 1993.

10.15      Fort Martin Transmission Agreement dated               Exhibit 10.15 to the Form 10-K
           March 15, 1967.                                        Annual Report of Duquesne Light
                                                                  Company for the year ended
                                                                  December 31, 1993.

10.16      Amendment of January 1, 1988 to Fort Martin            Exhibit 10.16 to the Form 10-K
           Transmission Agreement.                                Annual Report of Duquesne Light
                                                                  Company for the year ended
                                                                  December 31, 1993.

Exhibit                                                                      Method of
  No.                           Description                                   Filing
---------  -----------------------------------------------------   -------------------------------
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

Exhibit                                                                       Method of
  No.                           Description                                    Filing
---------  ------------------------------------------------------  -------------------------------

y10.24     Amendment No. 2 dated as of November 15, 1992 to        Exhibit 10.34 to the Form 10-K
           Facility Lease dated as of September 15, 1987 between   Annual Report of Duquesne
           The First National Bank of Boston, as Owner Trustee     Light Company for the year
           under a Trust Agreement dated as of September 15,       ended December 31, 1992.
           1987 with the corporate Owner Participant named
           therein, Lessor, and Duquesne Light Company, Lessee.

x10.25     Amendment No. 3 dated as of October 13, 1994 to         Filed here.
           Facility Lease dated as of September 15, 1987 between
           The First National Bank of Boston, as Owner Trustee
           under a Trust Agreement dated as of September 15, 1987
           with the limited partnership Owner Participant named
           therein, Lessor, and Duquesne Light Company, Lessee.

y10.26     Amendment No. 3 dated as of October 13, 1994 to         Filed here.
           Facility Lease dated as of September 15, 1987 between
           The First National Bank of Boston, as Owner Trustee
           under a Trust Agreement dated as of September 15, 1987
           with the corporate Owner Participant named therein,
           Lessor, and Duquesne Light Company, Lessee.

x10.27     Participation Agreement dated as of September 15,       Exhibit (28)(a) to Registration
           1987 among the limited partnership Owner                Statement (Form S-3)
           Participant named therein, the Original Loan            No. 33-18144.
           Participants listed in Schedule 1 thereto, as Original
           Loan Participants, DQU Funding Corporation, as Funding
           Corp, The First National Bank of Boston, as Owner
           Trustee, Irving Trust Company, as Indenture Trustee and
           Duquesne Light Company, as Lessee.

y10.28     Participation Agreement dated as of September 15,       Exhibit (28)(b) to Registration
           1987 among the corporate Owner Participant named        Statement (Form S-3)
           therein, the Original Loan Participants listed in       No. 33-18144.
           Schedule 1 thereto, as Original Loan Participants, DQU
           Funding Corporation, as Funding Corp, The First
           National Bank of Boston, as Owner Trustee, Irving
           Trust Company, as Indenture Trustee and Duquesne
           Light Company, as Lessee.

x10.29     Amendment No. 1 dated as of December 1, 1987 to         Exhibit 10.34 to the Form 10-K
           Participation Agreement dated as of September 15,       Annual Report of Duquesne
           1987 among the limited partnership Owner Participant    Light Company for the year
           named therein, the Original Loan Participants listed    ended December 31, 1987.
           therein, as Original Loan Participants, DQU
           Funding Corporation, as Funding Corp, The First
           National Bank of Boston, as Owner Trustee, Irving
           Trust Company, as Indenture Trustee and Duquesne
           Light Company, as Lessee.

Exhibit                                                                       Method of
  No.                           Description                                    Filing
--------- ------------------------------------------------------   -------------------------------
y10.30    Amendment No. 1 dated as of December 1, 1987 to          Exhibit 10.35 to the Form 10-K
          Participation Agreement dated as of September 15,        Annual Report of Duquesne
          1987 among the corporate Owner Participant named         Light Company for the year
          therein, the Original Loan Participants listed therein,  ended December 31, 1987.
          as Original Loan Participants, DQU Funding
          Corporation, as Funding Corp, The First
          National Bank of Boston, as Owner Trustee, Irving
          Trust Company, as Indenture Trustee and Duquesne
          Light Company, as Lessee.

x10.31    Amendment No. 2 dated as of March 1, 1988 to             Exhibit (28)(c)(3) to
          Participation Agreement dated as of September 15,        Registration Statement
          1987 among the limited partnership Owner Participant     (Form S-3) No. 33-54648.
          named therein, DQU Funding Corporation, as Funding
          Corp, The First National Bank of Boston, as Owner
          Trustee, Irving Trust Company, as Indenture Trustee and
          Duquesne Light Company, as Lessee.

y10.32    Amendment No. 2 dated as of March 1, 1988 to             Exhibit (28)(c)(4) to
          Participation Agreement dated as of September 15,        Registration Statement
          1987 among the corporate Owner Participant named         (Form S-3) No. 33-54648.
          therein, DQU Funding Corporation, as Funding Corp,
          The First National Bank of Boston, as Owner Trustee,
          Irving Trust Company, as Indenture Trustee and Duquesne
          Light Company, as Lessee.

x10.33    Amendment No. 3 dated as of November 15, 1992 to         Exhibit 10.41 to the Form 10-K
          Participation Agreement dated as of September 15,        Annual Report of Duquesne
          1987 among the limited partnership Owner Participant     Light Company for the year
          named therein, DQU Funding Corporation, as Funding       ended December 31, 1992.
          Corp, DQU II Funding Corporation, as New Funding
          Corp, The First National Bank of Boston, as Owner
          Trustee, The Bank of New York, as Indenture Trustee and
          Duquesne Light Company, as Lessee.

y10.34    Amendment No. 3 dated as of November 15, 1992 to         Exhibit 10.42 to the Form 10-K
          Participation Agreement dated as of September 15,        Annual Report of Duquesne
          1987 among the corporate Owner Participant named         Light Company for the year
          therein, DQU Funding Corporation, as Funding Corp,       ended December 31, 1992.
          DQU II Funding Corporation, as New Funding Corp,
          The First National Bank of Boston, as Owner Trustee, The
          Bank of New York, as Indenture Trustee and Duquesne Light
          Company, as Lessee.

x10.35    Amendment No. 4 dated as of October 13, 1994 to          Filed here.
          Participation Agreement dated as of September 15, 1987
          among the limited partnership Owner Participant named
          therein, DQU Funding Corporation, as Funding Corp,
          DQU II Funding Corporation, as New Funding Corp,
          The First National Bank of Boston, as Owner Trustee,
          The Bank of New York, as Indenture Trustee and Duquesne
          Light Company, as Lessee.


Exhibit                                                                       Method of
  No.                           Description                                    Filing
---------  ------------------------------------------------------  -------------------------------

y10.36     Amendment No. 4 dated as of October 13, 1994 to         Filed here.
           Participation Agreement dated as of September 15, 1987
           among the corporate Owner Participant named therein,
           DQU Funding Corporation, as Funding Corp, DQU II
           Funding Corporation, as New Funding Corp, The First
           National Bank of Boston, as Owner Trustee, The Bank of
           New York, as Indenture Trustee and Duquesne Light
           Company, as Lessee.

z10.37     Ground Lease and Easement Agreement dated as of         Exhibit (28)(e) to Registration
           September 15, 1987 between Duquesne Light Company,      Statement (Form S-3)
           Ground Lessor and Grantor, and The First National Bank  No. 33-18144.
           of Boston, as Owner Trustee under a Trust Agreement
           dated as of September 15, 1987 with the limited
           partnership Owner Participant named therein, Tenant
           and Grantee.

z10.38     Assignment, Assumption and Further Agreement dated as   Exhibit (28)(f) to Registration
           of September 15, 1987 among The First National Bank of  Statement (Form S-3)
           Boston, as Owner Trustee under a Trust Agreement dated  No. 33-18144.
           as of September 15, 1987 with the limited partnership
           Owner Participant named therein, The Cleveland Electric
           Illuminating Company, Duquesne Light Company, Ohio
           Edison Company, Pennsylvania Power Company and The
           Toledo Edison Company.

z10.39     Additional Support Agreement dated as of September 15,  Exhibit (28)(g) to Registration
           1987 between The First National Bank of Boston, as      Statement (Form S-3)
           Owner Trustee under a Trust Agreement dated as of       No. 33-18144.
           September 15, 1987 with the limited partnership Owner
           Participant named therein, and Duquesne Light Company.

z10.40     Indenture, Bill of Sale, Instrument of Transfer and     Exhibit (28)(h) to Registration
           Severance Agreement dated as of October 2, 1987         Statement (Form S-3)
           between Duquesne Light Company, Seller, and The         No. 33-18144.
           First National Bank of Boston, as Owner Trustee under
           a Trust Agreement dated as of September 15, 1987 with
           the limited partnership Owner Participant named therein,
           Buyer.

z10.41     Tax Indemnification Agreement dated as of September 15, Exhibit 28.1 to the Form 8-K
           1987 between the Owner Participant named therein and    Current Report of Duquesne
           Duquesne Light Company, as Lessee.                      Light Company dated
                                                                   November 20, 1987.

z10.42     Amendment No. 1 dated as of November 15, 1992 to        Exhibit 10.48 to the Form 10-K
           Tax Indemnification Agreement dated as of September 15, Annual Report of Duquesne
           1987 between the Owner Participant named therein and    Light Company for the year
           Duquesne Light Company, as Lessee.                      ended December 31, 1992.

z10.43     Amendment No. 2 dated as of October 13, 1994 to Tax     Filed here.
           Indemnification Agreement dated as of September 15,
           1987 between the Owner Participant named therein and
           Duquesne Light Company, as Lessee.

Exhibit                                                                         Method of
  No.                            Description                                     Filing
---------  --------------------------------------------------------  -------------------------------

z10.44     Extension Letter dated December 8, 1992 from              Exhibit 10.49 to the Form 10-K
           Duquesne Light Company, each Owner Participant, The       Annual Report of Duquesne
           First National Bank of Boston, the Lease Indenture        Light Company for the year
           Trustee, DQU Funding Corporation and DQU II               ended December 31, 1992.
           Funding Corporation addressed to the New Collateral
           Trust Trustee extending their respective representations
           and warranties and covenants set forth in each of the
           Participation Agreements.

x10.45     Trust Indenture, Mortgage, Security Agreement and         Exhibit (4)(g) to Registration
           Assignment of Facility Lease dated as of September 15,    Statement (Form S-3)
           1987 between The First National Bank of Boston, as        No. 33-18144.
           Owner Trustee under a Trust Agreement dated as of
           September 15, 1987 with the limited partnership Owner
           Participant named therein, and Irving Trust Company,
           as Indenture Trustee.

y10.46     Trust Indenture, Mortgage, Security Agreement and         Exhibit (4)(h) to Registration
           Assignment of Facility Lease dated as of September 15,    Statement (Form S-3)
           1987 between The First National Bank of Boston, as        No. 33-18144.
           Owner Trustee under a Trust Agreement dated as of
           September 15, 1987 with the corporate Owner
           Participant named therein, and Irving Trust Company,
           as Indenture Trustee.

x10.47     Supplemental Indenture No. 1 dated as of December 1,      Exhibit 10.45 to the Form 10-K
           1987 to Trust Indenture, Mortgage, Security Agreement     Annual Report of Duquesne
           and Assignment of Facility Lease dated as of September    Light Company for the year
           15, 1987 between The First National Bank of Boston,       ended December 31, 1987.
           as Owner Trustee under a Trust Agreement dated as of
           September 15, 1987 with the limited partnership Owner
           Participant named therein, and Irving Trust Company,
           as Indenture Trustee.

y10.48     Supplemental Indenture No. 1 dated as of December 1,      Exhibit 10.46 to the Form 10-K
           1987 to Trust Indenture, Mortgage, Security Agreement     Annual Report of Duquesne
           and Assignment of Facility Lease dated as of September    Light Company for the year
           15, 1987 between The First National Bank of Boston, as    ended December 31, 1987.
           Owner Trustee under a Trust Agreement dated as of
           September 15, 1987 with the corporate Owner
           Participant named therein, and Irving Trust Company,
           as Indenture Trustee.

x10.49     Supplemental Indenture No. 2 dated as of November 15,      Exhibit 10.54 to the Form 10-K
           1992 to Trust Indenture, Mortgage, Security Agreement      Annual Report of Duquesne
           and Assignment of Facility Lease dated as of September     Light Company for the year
           15, 1987 between The First National Bank of Boston, as     ended December 31, 1992.
           Owner Trustee under a Trust Agreement dated as of
           September 15, 1987 with the limited partnership Owner
           Participant named therein, and The Bank of New York,
           as Indenture Trustee.

Exhibit                                                                          Method of
  No.                             Description                                      Filing
---------  ----------------------------------------------------------  ------------------------------

y10.50     Supplemental Indenture No. 2 dated as of November 15,       Exhibit 10.55 to the Form 10-K
           1992 to Trust Indenture, Mortgage, Security Agreement       Annual Report of Duquesne
           and Assignment of Facility Lease dated as of September 15,  Light Company for the year
           1987 between The First National Bank of Boston, as          ended December 31, 1992.
           Owner Trustee under a Trust Agreement dated as of
           September 15, 1987 with the corporate Owner
           Participant named therein, and The Bank of New York,
           as Indenture Trustee.

 10.51     Reimbursement Agreement dated as of October 1, 1994         Filed here.
           among Duquesne Light Company, Swiss Bank
           Corporation, New York Branch, as LOC Bank, Union
           Bank, as Administrating Bank, Swiss Bank
           Corporation, New York Branch, as Administrating Bank
           and The Participating Banks Named Therein.

 10.52     Collateral Trust Indenture dated as of November 15,         Exhibit 10.58 to the Form 10-K
           1992 among DQU II Funding Corporation, Duquesne             Annual Report of Duquesne
           Light Company and The Bank of New York, as Trustee.         Light Company for the year
                                                                       ended December 31, 1992.

 10.53     First Supplemental Indenture dated as of November 15,       Exhibit 10.59 to the Form 10-K
           1992 to Collateral Trust Indenture dated as of              Annual Report of Duquesne
           November 15, 1992 among DQU II Funding Corporation,         Light Company for the year
           Duquesne Light Company and The Bank of New  York, as        ended December 31, 1992.
           Trustee.

x10.54     Refinancing Agreement dated as of November 15, 1992         Exhibit 10.60 to the Form 10-K
           among the limited partnership Owner Participant             Annual Report of Duquesne
           named therein, as Owner Participant, DQU Funding            Light Company for the year
           Corporation, as Funding Corp, DQUII Funding                 ended December 31, 1992.
           Corporation, as New Funding Corp, The First
           National Bank of Boston, as Owner Trustee, The Bank
           of New York, as Indenture Trustee, The Bank of New
           York, as Collateral Trust Trustee, The Bank of New York,
           as New Collateral Trust Trustee, and Duquesne Light
           Company, as Lessee.

y10.55     Refinancing Agreement dated as of November 15, 1992         Exhibit 10.61 to the Form 10-K
           among the corporate Owner Participant named                 Annual Report of Duquesne
           therein, as Owner Participant, DQU Funding                  Light Company for the year
           Corporation, as Funding Corp, DQUII Funding                 ended December 31, 1992.
           Corporation, as New Funding Corp, The First
           National Bank of Boston, as Owner Trustee, The Bank
           of New York, as Indenture Trustee, The Bank of New
           York, as Collateral Trust Trustee, The Bank of New York,
           as New Collateral Trust Trustee, and Duquesne Light
           Company, as Lessee.


Exhibit                                                                          Method of
  No.                             Description                                      Filing
---------  ----------------------------------------------------------  ------------------------------
x10.56     Addendum dated December 8, 1992 to Refinancing              Exhibit 10.62 to the Form 10-K
           Agreement dated as of November 15, 1992 among the           Annual Report of Duquesne
           limited partnership Owner Participant named therein,        Light Company for the year
           as Owner Participant, DQU Funding Corporation, as           ended December 31, 1992.
           Funding Corp, DQUII Funding Corporation, as New
           Funding Corp, The First National Bank of Boston, as
           Owner Trustee, The Bank of New York, as Indenture
           Trustee, The Bank of New York, as Collateral Trust
           Trustee, The Bank of New York, as New Collateral
           Trust Trustee, and Duquesne Light Company, as
           Lessee.

y10.57     Addendum dated December 8, 1992 to Refinancing              Exhibit 10.63 to the Form 10-K
           Agreement dated as of November 15, 1992 among the           Annual Report of Duquesne
           corporate Owner Participant named therein, as               Light Company for the year
           Owner Participant, DQU Funding Corporation, as              ended December 31, 1992.
           Funding Corp, DQUII Funding Corporation, as New
           Funding Corp, The First National Bank of Boston, as
           Owner Trustee, The Bank of New York, as Indenture
           Trustee, The Bank of New York, as Collateral Trust
           Trustee, The Bank of New York, as New Collateral
           Trust Trustee, and Duquesne Light Company, as
           Lessee.


                               Other Agreements:

*10.58     Deferred Compensation Plan for the Directors of             Exhibit 10.1 to the Form 10-K
           Duquesne Light Company, as amended to date.                 Annual Report of DQE for the
                                                                       year ended December 31, 1992.

*10.59     Incentive Compensation Program for Certain Executive        Exhibit 10.2 to the Form 10-K
           Officers of Duquesne Light Company, as amended to           Annual Report of DQE for the
           date.                                                       year ended December 31, 1992.

*10.60     Description of Duquesne Light Company Pension               Exhibit 10.3 to the Form 10-K
           Service Supplement Program.                                 Annual Report of DQE for the
                                                                       year ended December 31, 1992.

*10.61     Duquesne Light Company Outside Directors'                   Exhibit 10.59 to the Form 10-K
           Retirement Plan, as amended to date.                        Annual Report of Duquesne
                                                                       Light Company for the year
                                                                       ended December 31, 1990.

*10.62     Employment Agreement dated as of December 15,               Exhibit 10.5 to the Form 10-K
           1992 between DQE, Duquesne Light Company and                Annual Report of DQE for the
           Wesley W. von Schack.                                       year ended December 31, 1992.

*10.63     Duquesne Light/DQE Charitable Giving Program.               Exhibit 10.6 to the Form 10-K
                                                                       Annual Report of DQE for the
                                                                       year ended December 31, 1992.

Exhibit                                                                  Method of
No.                       Description                                      Filing
---------  ----------------------------------------------------   ------------------------------
*10.64     Duquesne Light Company Performance Incentive           Exhibit 10.7 to the Form 10-K
           Program.                                               Annual Report of DQE for the
                                                                  year ended December 31, 1994,
                                                                  incorporated here by reference.

*10.65     First Amendment dated as of October 25, 1994 to        Exhibit 10.8 to the Form 10-K
           Employment Agreement dated as of December 15,          Annual Report of DQE for the
           1992 between DQE, Duquesne Light Company and           year ended December 31, 1994,
           Wesley W. von Schack.                                  incorporated here by reference.

*10.66     Employment Agreement dated as of August 30, 1994       Exhibit 10.9 to the Form 10-K
           between DQE, Duquesne Light Company and                Annual Report of DQE for the
           David D. Marshall.                                     year ended December 31, 1994,
                                                                  incorporated here by reference.

*10.67     Employment Agreement dated as of August 30, 1994       Exhibit 10.10 to the Form 10-K
           between DQE, Duquesne Light Company and                Annual Report of DQE for the
           Gary L. Schwass.                                       year ended December 31, 1994,
                                                                  incorporated here by reference.

*10.68     Employment Agreement dated as of August 30, 1994       Duquesne Light Company
           between Duquesne Light Company and Dianna L.           Exhibit 10.68 to the Form 10-K
           Green.                                                 Annual Report of DQE for the
                                                                  year ended December 31, 1994,
                                                                  incorporated here by reference.

 12.1      Calculation of Ratio of Earnings to Fixed Charges.     Filed here.

 21.1      Subsidiaries of registrant:
           Duquesne has no significant subsidiaries.

 23.1      Independent Auditors' Consent.                         Filed here.

 27.1      Supplemental Data Schedule.                            Filed here.

 99.1      Executive Compensation of Duquesne Light Company       Filed here.
           Executive Officers for 1994 and Security Ownership
           of Duquesne Light Company Directors and
           Executive Officers as of February 16, 1995.

 99.2      DQE Annual Report to Shareholders for year ended       Filed here.
           December 31, 1994.  The Report, except those portions
           specifically incorporated by reference here, is furnished
           for the information of the Securities and Exchange
           Commission and is not to be deemed "filed" for any
           purpose under the Securities Exchange Act of 1934 or
           otherwise.

--------
x An additional document, substantially identical in all material respects to this Exhibit, has been entered into relating to one additional limited partnership Owner Participant. Although the additional document may differ in some respects (such as name of the Owner Participant, dollar amounts and percentages), there are no material details in which the document differs from this Exhibit.

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


   Copies of the exhibits listed above will be furnished, upon request, to holders or beneficial owners of any class of DQE's stock as of February 16, 1995, subject to payment in advance of the cost of reproducing the exhibits requested.

                                                                   SCHEDULE VIII

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1994, 1993 and 1992
                             (Thousands of Dollars)


              Column A                                   Column B        Column C           Column D    Column E    Column F
              --------                                   --------        --------           --------    --------    --------
                                                                                Additions
                                                                        -----------------------------
                                                          Balance at       Charged to      Charged to               Balance
                                                          Beginning         Costs and         Other                  at End
           Description                                     of Year           Expenses       Accounts   Deductions    of Year
           -----------                                   ------------   ----------------   ----------  ----------   --------
Year Ended December 31, 1994
Reserve Deducted from the Asset
    to which it applies:
    Allowance for uncollectible accounts                   $13,282           $11,890         $3,837(A)  $13,988(B)   $15,021
                                                           -------           -------         ------     -------      -------
Year Ended December 31, 1993
Reserve Deducted from the Asset
  to which it applies:
    Allowance for uncollectible accounts                   $ 7,707           $17,093         $2,925(A)  $14,443(B)   $13,282
                                                           -------           -------         ------     -------      -------
Year Ended December 31, 1992
Reserve Deducted from the Asset
    to which it applies:
    Allowance for uncollectible accounts                   $30,898           $10,900         $2,101(A)  $36,192(B)   $ 7,707
                                                           -------           -------         ------     -------      -------

------
Notes:  (A) Recovery of accounts previously written off.
        (B) Accounts receivable written off.

                                                            SCHEDULE X

            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
              For the Years Ended December 31, 1994, 1993 and 1992
                             (Thousands of Dollars)

              Column A                                         Column B
            -----------                                        --------
                                                      Charged to Costs and Expenses
                                                     -------------------------------
           Description                                 1994      1993      1992
           -----------                               --------   -------   -------
Maintenance                                          $79,488   $80,292(A) $79,146
Amortization of extraordinary property losses         15,469    15,501     16,444
Taxes other than payroll and income taxes:
    Gross receipts                                    35,852    34,650     34,498
    Property                                          28,438    14,284(B)  31,120
    Capital Stock                                     12,201    12,132      9,051

------

Under the system of accounting followed by Duquesne, a portion of maintenance expenses and of taxes other than payroll and income taxes represents amounts charged to coal inventories. The inventory accounts are relieved and operation expense charged as the coal is used.

(A) Duquesne changed, as of January 1, 1993, its method of accounting for maintenance costs during scheduled major fossil station outages. Prior to that time, maintenance costs incurred for scheduled major outages at fossil stations were charged to expense as these costs were incurred. Under the new accounting policy, Duquesne accrues, over the periods between outages, anticipated expenses for scheduled major fossil station outages. (Maintenance costs incurred for non-major scheduled outages and for forced outages will continue to be charged to expense as such costs are incurred.) This new method was adopted to match more accurately the maintenance costs and the revenue produced during the periods between scheduled major fossil station outages. The cumulative effect of $5.4 million (net of income taxes of $3.9 million) of the change on prior years is reflected on the Statement of Consolidated Income for 1993 as Accounting for maintenance costs - net.

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

Date:  March 28, 1995         By:  /s/ Wesley W. von Schack
                                 ----------------------------------
                                         (Signature)
                                      Wesley W. von Schack
                                      Chairman of the Board
                                    and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                            Title                          Date
-------------------------------     --------------------------------------     --------------

    /s/ Wesley W. von Schack        Chairman of the Board, Chief Executive     March 28, 1995
-------------------------------     Officer and Director
     Wesley W. von Schack

    /s/ Gary L. Schwass             Senior Vice President and Chief            March 28, 1995
-------------------------------     Financial Officer
     Gary L. Schwass

    /s/ Raymond H. Panza            Controller and Principal                   March 28, 1995
-------------------------------     Accounting Officer
     Raymond H. Panza

    /s/ Daniel Berg                 Director                                   March 28, 1995
-------------------------------
     Daniel Berg

    /s/ Doreen E. Boyce             Director                                   March 28, 1995
-------------------------------
     Doreen E. Boyce

    /s/ Robert P. Bozzone           Director                                   March 28, 1995
-------------------------------
     Robert P. Bozzone

    /s/ Sigo Falk                   Director                                   March 28, 1995
-------------------------------
     Sigo Falk

    /s/ William H. Knoell           Director                                   March 28, 1995
-------------------------------
     Willaim H. Knoell

    /s/ G. Christian Lantzsch       Director                                   March 28, 1995
-------------------------------
     G. Christian Lantzsch

    /s/ Robert Mehrabian            Director                                   March 28, 1995
-------------------------------
     Robert Mehrabian

                                    Director                                   March 28, 1995
-------------------------------
     Thomas J. Murrin

    /s/ Robert B. Pease             Director                                   March 28, 1995
-------------------------------
     Robert B. Pease

    /s/ Eric W. Springer            Director                                   March 28, 1995
-------------------------------
     Eric W. Springer

                          INDEPENDENT AUDITORS' REPORT



To the Directors and Stockholder of Duquesne Light Company:

       We have audited the accompanying consolidated balance sheets of Duquesne Light Company and its subsidiary as of December 31, 1994 and 1993, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedules listed in Item 14. These Financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these Financial statements and financial statement schedules based on our audits.

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

       In our opinion, such consolidated Financial statements present fairly, in all material respects, the Financial position of Duquesne Light Company and its subsidiary as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

       As discussed in Note A to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109, and the Company changed its method of accounting for maintenance costs during scheduled major fossil station outages.



                           /s/ Deloitte & Touche LLP
                          DELOITTE & TOUCHE LLP
                          Pittsburgh, Pennsylvania
                          January 31, 1995

GLOSSARY OF TERMS

Following are explanations of certain financial and operating terms used in our report and unique in our business.

Allowance for Funds Used During Construction (AFC)
--------------------------------------------------
AFC is an amount recorded on the books of a utility during the period of construction of utility assets. The amount represents the estimated cost of both debt and equity used to finance the construction.

Construction Work In Progress (CWIP)
------------------------------------
This amount represents utility assets in the process of construction but not yet placed in service. The amount is shown on the consolidated balance sheet as a component of property, plant and equipment.

Deferred Energy Costs
---------------------
In conjunction with the Energy Cost Rate Adjustment Clause, the Company records deferred energy costs to offset differences between actual energy costs and the level of energy costs currently recovered from electric utility customers.

Demand
------
The amount of electricity delivered to consumers at any instant or averaged over a period of time.

Energy Cost Rate Adjustment Clause (ECR)
----------------------------------------
The Company recovers through the ECR, to the extent that such amounts are not included in base rates, the cost of nuclear fuel, fossil fuel and purchased power costs and passes to its customers the profits from short-term power sales to other utilities.

Equivalent Availability Factor
------------------------------
The percent of generating capacity available for service whether operated or not.

Federal Energy Regulatory Commission (FERC)
-------------------------------------------
FERC is an independent five-member commission within the U.S. Department of Energy. Among its many responsibilities, FERC sets rates and charges for the wholesale transportation and sale of natural gas and electricity, and the licensing of hydroelectric power projects.

Kilowatt (KW)
-------------
A kilowatt is a unit of power or capacity. A kilowatt hour (KWH) is a unit of energy or kilowatts times the length of time the kilowatts are used. For example, a 100-watt bulb has a demand of .1 KW and, if burned continuously, will consume 1 KWH in ten hours. One thousand KWs is a megawatt (MW). One thousand KWHs is a megawatt hour (MWH).

Nuclear Decommissioning Costs
-----------------------------
Decommissioning costs are expenses to be incurred in connection with the entombment, decontamination, dismantlement, removal and disposal of the structures, systems and components of a nuclear power plant that has permanently ceased the production of electric energy.

Peak Demand
-----------
Peak demand is the amount of electricity required during periods of highest usage. Peak periods fluctuate by season and generally occur in the morning hours in winter and in late afternoon during the summer.

Pennsylvania Public Utility Commission (PUC)
--------------------------------------------
The Pennsylvania governmental body that regulates all utilities (electric, gas, telephone, water, etc.), which is made up of five members nominated by the governor and confirmed by the senate.

Regulatory Asset
----------------
Costs that the Company would otherwise have charged to expense which are capitalized or deferred because these costs are currently being recovered or because it is probable that the PUC and FERC will allow recovery of these costs through the ratemaking process.

Retail Access
-------------
The ability of end-use consumers to individually contract for electrical energy from competing generation suppliers.

Scrubbed Capacity
-----------------
Fossil fuel fired generating capacity equipped with sulfur dioxide (SO2) emission reducing equipment.


DUQUESNE LIGHT COMPANY                                          (Thousands of Dollars)
STATEMENT OF CONSOLIDATED INCOME                                Year Ended December 31,
-------------------------------------------------------   ----------------------------------
                                                             1994        1993        1992
--------------------------------------------------------------------------------------------
Operating Revenues:
Sales of Electricity:
  Customers                                               $1,121,412  $1,192,381  $1,155,132
  Phase-in deferrals                                         (28,810)   (100,315)    (98,201)
  Utilities                                                   58,295      50,669      72,440
--------------------------------------------------------------------------------------------
Total Sales of Electricity                                 1,150,897   1,142,735   1,129,371
Other                                                         29,387      35,044      31,909
--------------------------------------------------------------------------------------------
     Total Operating Revenues                              1,180,284   1,177,779   1,161,280
--------------------------------------------------------------------------------------------

Operating Expenses:
Fuel                                                         222,190     223,699     229,757
Purchased power                                               21,715      14,032       9,474
Other operating                                              279,050     297,510     279,228
Maintenance                                                   79,488      80,292      79,146
Depreciation and amortization                                156,519     150,125     127,924
Taxes other than income taxes                                 86,982      72,160      85,368
Income taxes                                                   7,246      94,075      96,253
Tax rate adjustment - regulatory tax receivable               87,200          --          --
--------------------------------------------------------------------------------------------
     Total Operating Expenses                                940,390     931,893     907,150
--------------------------------------------------------------------------------------------

Operating Income                                             239,894     245,886     254,130
--------------------------------------------------------------------------------------------

Other Income and (Deductions):
Allowance for equity funds used during construction            1,295         869       2,598
Long-term power sale write-off                                    --     (15,225)         --
Carrying charges on deferred revenues                             30       1,801      15,145
Income taxes                                                   6,549      19,033     (11,746)
Other -- net                                                     735       2,563      12,496
--------------------------------------------------------------------------------------------
     Total Other Income and (Deductions)                       8,609       9,041      18,493
--------------------------------------------------------------------------------------------

Income Before Interest Charges                               248,503     254,927     272,623
--------------------------------------------------------------------------------------------

Interest Charges:
Interest on long-term debt                                   101,027     108,479     123,402
Other interest                                                 1,095       2,387       1,749
Allowance for borrowed funds used during construction         (1,068)       (726)     (2,296)
--------------------------------------------------------------------------------------------
     Total Interest Charges                                  101,054     110,140     122,855
--------------------------------------------------------------------------------------------

Income Before Cumulative Effect on Prior Years of
  Changes in Accounting Principles                           147,449     144,787     149,768
Adoption of SFAS 109 - Income Taxes                               --       8,000          --
Accounting for maintenance costs - net                            --      (5,425)         --
--------------------------------------------------------------------------------------------
Net Income                                                   147,449     147,362     149,768
Dividends on Preferred and Preference Stock                    6,046       9,188       9,411
--------------------------------------------------------------------------------------------
  Earnings for Common Stock                               $  141,403  $  138,174  $  140,357
============================================================================================

See Notes to Consolidated Financial Statements.

DUQUESNE LIGHT COMPANY                                                                 (Thousands of Dollars)
CONSOLIDATED BALANCE SHEET                                                               As of December 31,
-----------------------------------------------------------------------------------   ------------------------
ASSETS                                                                                   1994         1993
--------------------------------------------------------------------------------------------------------------

Property, Plant and Equipment:
Electric plant in service                                                             $ 4,196,690  $ 4,102,979
Construction work in progress                                                              43,763       62,664
Property held under capital leases                                                        161,775      177,800
Property held for future use                                                              216,738      216,863
--------------------------------------------------------------------------------------------------------------
  Total                                                                                 4,618,966    4,560,306
Less accumulated depreciation and amortization                                         (1,550,447)  (1,436,358)
--------------------------------------------------------------------------------------------------------------
  Property, Plant and Equipment -- Net                                                  3,068,519    3,123,948
--------------------------------------------------------------------------------------------------------------

Other Property and Investments:
Investment in DQE Common Stock                                                             43,057       29,998
Other property and investments                                                             31,212       28,801

Current Assets:
Cash and temporary cash investments (at cost which approximates market)                    15,904           --
Receivables:
  Electric customer accounts receivable                                                    96,157      107,342
  Other utility receivables                                                                26,008       28,807
  Other receivables                                                                        25,171       25,156
  Less: Allowance for uncollectible accounts                                              (15,021)     (13,282)
--------------------------------------------------------------------------------------------------------------
  Receivables less allowance for uncollectible accounts                                   132,315      148,023
  Less: Receivables sold                                                                       --       (9,000)
--------------------------------------------------------------------------------------------------------------
  Total Receivables                                                                       132,315      139,023
--------------------------------------------------------------------------------------------------------------
Materials and supplies (generally at average cost:)
  Coal                                                                                     30,484       26,793
  Operating and construction                                                               58,262       64,885
Other current assets                                                                       15,795        8,866
--------------------------------------------------------------------------------------------------------------
  Total Current Assets                                                                    252,760      239,567
--------------------------------------------------------------------------------------------------------------

Other Non-current Assets:
Extraordinary property loss                                                                22,394       35,781
Unamortized debt costs                                                                    103,454      104,076
Beaver Valley Unit 2 sale/leaseback premium                                                33,414       34,903
Deferred rate synchronization costs                                                        51,149       51,149
Phase-in plan deferrals                                                                        --       28,621
Regulatory Tax Receivable                                                                 428,043      569,555
Deferred employee costs                                                                    31,012       32,408
Other regulatory assets                                                                    41,297       52,912
Other Non-current                                                                          43,556       56,384
--------------------------------------------------------------------------------------------------------------
  Total Other Non-current Assets                                                          754,319      965,789
--------------------------------------------------------------------------------------------------------------
   Total Assets                                                                       $ 4,149,867  $ 4,388,103
==============================================================================================================

See Notes to Consolidated Financial Statements.

DUQUESNE LIGHT COMPANY                                                                 (Thousands of Dollars)
CONSOLIDATED BALANCE SHEET                                                               As of December 31,
-------------------------------------------------------------------------------------  ----------------------
CAPITALIZATION AND LIABILITIES                                                            1994        1993
-------------------------------------------------------------------------------------------------------------

Capitalization:
Common stock (authorized -- 90,000,000 shares, issued and outstanding -- 10 shares)    $       --  $       --
Capital surplus                                                                           823,193     805,755
Retained earnings                                                                         292,319     294,916
-------------------------------------------------------------------------------------------------------------
  Total common stockholder's equity                                                     1,115,512   1,100,671
-------------------------------------------------------------------------------------------------------------
Non-redeemable preferred stock                                                             90,340     121,906
Redeemable preference stock                                                                    --       8,392
Non-redeemable preference stock                                                            29,857      29,956
-------------------------------------------------------------------------------------------------------------
  Total preferred and preference stock before deferred ESOP benefit
  (involuntary liquidation values of $120,060 and $160,117 exceed
  par by $43,882 and $81,585, respectively)                                               120,197     160,254
Deferred employee stock ownership plan (ESOP) benefit                                     (24,852)    (27,126)
-------------------------------------------------------------------------------------------------------------
  Total preferred and preference stock                                                     95,345     133,128
-------------------------------------------------------------------------------------------------------------
Senior secured debt (excluding Pollution Control Notes)                                   950,400     999,400
Other long-term debt                                                                      423,020     422,524
Unamortized debt discount and premium -- net                                               (4,490)     (5,219)
-------------------------------------------------------------------------------------------------------------
  Total long-term debt                                                                  1,368,930   1,416,705
-------------------------------------------------------------------------------------------------------------
   Total Capitalization                                                                 2,579,787   2,650,504
-------------------------------------------------------------------------------------------------------------
Obligations Under Capital Leases                                                           41,106      55,733
-------------------------------------------------------------------------------------------------------------
Current Liabilities:
Notes payable                                                                                  --      10,991
Current maturities and sinking fund requirements                                           85,691      45,741
Accounts payable                                                                           88,585     112,401
Accrued taxes                                                                              47,444      49,345
Accrued interest                                                                           11,382      14,185
Dividends declared                                                                         35,469      36,436
Deferred energy costs                                                                          --      10,108
-------------------------------------------------------------------------------------------------------------
  Total Current Liabilities                                                               268,571     279,207
-------------------------------------------------------------------------------------------------------------
Non-current Liabilities:
Investment tax credits unamortized                                                        123,591     129,574
Deferred income taxes-net                                                                 991,149   1,145,782
Other                                                                                     145,663     127,303
-------------------------------------------------------------------------------------------------------------
   Total Non-current Liabilities                                                        1,260,403   1,402,659
-------------------------------------------------------------------------------------------------------------
Commitments and Contingencies
-------------------------------------------------------------------------------------------------------------
  Total Capitalization and Liabilities                                                 $4,149,867  $4,388,103
=============================================================================================================

See Notes to Consolidated Financial Statements.

DUQUESNE LIGHT COMPANY                                                 (Thousands of Dollars)
STATEMENT OF CONSOLIDATED CASH FLOWS                                   Year Ended December 31,
----------------------------------------------------------------  ---------------------------------
                                                                    1994        1993        1992
---------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income                                                        $ 147,449   $ 147,362   $ 149,768
Principal non-cash charges (credits) to net income:
     Depreciation and amortization                                  156,519     150,125     127,924
     Capital lease and nuclear fuel amortization                     36,940      32,428      49,001
     Deferred income taxes and investment tax credits -- net        (29,705)    (44,420)    (10,896)
     Allowance for equity funds used during construction             (1,295)       (869)     (2,598)
     Phase-in plan revenues and related carrying charges             28,621)     99,375      83,056
     Changes in working capital other than cash                     (36,884)    (96,799)     55,193
Other -- net                                                         49,499      19,505       7,166
---------------------------------------------------------------------------------------------------
      Net Cash Provided from Operating Activities                   351,144     306,707     458,614
---------------------------------------------------------------------------------------------------
Cash Flows Used By Investing Activities:
Construction expenditures                                           (94,315)   (100,628)   (112,409)
Purchase of DQE common stock                                             --          --     (18,476)
Allowance for borrowed funds used during construction                (1,068)       (726)     (2,296)
Other -- net                                                         (2,172)    (12,317)     (7,877)
---------------------------------------------------------------------------------------------------
     Net Cash Used by Investing Activities                          (97,555)   (113,671)   (141,058)
---------------------------------------------------------------------------------------------------
Cash Flows Used In Financing Activities:
Sale of bonds                                                       114,110     740,500     312,925
Increase (decrease) in notes payable                                (10,990)     10,990          --
Dividends on capital stock                                         (151,059)   (154,204)   (151,404)
Reductions of long-term obligations:
     Preferred and preference stock                                 (39,958)       (187)    (24,158)
     Long-term debt                                                (114,835)   (735,048)   (394,951)
     Other obligations                                              (33,522)    (27,751)    (43,686)
Premium on reacquired debt                                           (5,033)    (31,702)    (18,127)
Contribution from parent company                                         --          --      45,000
Beaver Valley Unit 2 sale/leaseback premium                              --          --     (36,371)
Other -- net                                                          3,602      (1,790)     (3,797)
---------------------------------------------------------------------------------------------------
      Net Cash Used In Financing Activities                        (237,685)   (199,192)   (314,569)
---------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and temporary cash
     investments                                                     15,904      (6,156)      2,987
Cash and temporary cash investments at beginning of year                 --       6,156       3,169
---------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of year                $  15,904   $      --   $   6,156
===================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION

---------------------------------------------------------------------------------------------------
Cash paid during the year for:
Interest (net of amount capitalized)                              $ 102,944   $ 124,692   $ 126,014
---------------------------------------------------------------------------------------------------
Income taxes                                                      $ 111,614   $ 133,303   $ 112,859
---------------------------------------------------------------------------------------------------
Non-cash investing and financing activities:
Capital lease obligations recorded                                $  16,909   $  11,811   $  17,089
Contribution of DQE common stock from parent company              $  19,531   $      --   $      --
===================================================================================================

See Notes to Consolidated Financial Statements.

DUQUESNE LIGHT COMPANY                                                (Thousands of Dollars)
STATEMENT OF CONSOLIDATED RETAINED EARNINGS                           Year Ended December 31,
----------------------------------------------------------------  --------------------------------
                                                                    1994        1993        1992
--------------------------------------------------------------------------------------------------

Balance, January 1                                                $294,916    $300,742    $301,385
Net Income for the Year                                            147,449     147,362     149,768
--------------------------------------------------------------------------------------------------
     Total                                                         442,365     448,104     451,153
--------------------------------------------------------------------------------------------------
Cash dividends declared:
     Preferred stock                                                 4,592       4,740       4,906
     Preference stock (net of tax benefit of ESOP dividend)          1,454       4,448       4,505
     Common stock                                                  144,000     144,000     141,000
--------------------------------------------------------------------------------------------------
       Total Cash Dividends Declared                               150,046     153,188     150,411
--------------------------------------------------------------------------------------------------
Balance, December 31                                              $292,319    $294,916    $300,742
==================================================================================================

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.  Summary of
    Significant
    Accounting
    Policies

Consolidation and Reclassifications
--------------------------------------------------------------------------------

The consolidated Financial statements include the accounts of Duquesne Light Company (Duquesne) and its wholly owned subsidiary. All material intercompany balances and transactions have been eliminated in the preparation of the consolidated Financial statements.

The 1993 and 1992 financial statements have been reclassified to conform with accounting presentations adopted during 1994.

Basis of Accounting
--------------------------------------------------------------------------------

Duquesne is subject to the accounting and reporting requirements of the Securities and Exchange Commission (SEC). In addition, Duquesne's utility operations are subject to the regulation of thePennsylvania Public Utility Commission (PUC) and the Federal Energy Regulatory Commission (FERC). As a result, the consolidated financial statements contain regulatory assets and liabilities in accordance with Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71) and reflect the effects of the ratemaking process. Such effects concern mainly the time at which various items enter into the determination of net income in accordance with the principle of matching costs and revenues. (See Note F.)

Revenues
--------------------------------------------------------------------------------

Meters are read monthly and customers are billed on the same basis. Revenues are recorded in the accounting periods for which they are billed, with the exception of energy cost recovery revenues. (See following section on "Energy Cost Rate Adjustment Clause.") Deferred revenues are associated with Duquesne's 1987 rate case. (See Note F.)

Energy Cost Rate Adjustment Clause (ECR)
--------------------------------------------------------------------------------

Through the ECR, Duquesne recovers (to the extent that such amounts are not included in base rates) nuclear fuel, fossil fuel and purchased power expenses and, also through the ECR, passes to its customers the profits from short-term power sales to other utilities (collectively, ECR energy costs). Nuclear fuel expense is recorded on the basis of the quantity of electric energy generated and includes such costs as the fee, imposed by the United States Department of Energy (DOE), for future disposal and ultimate storage and disposition of spent nuclear fuel. Fossil fuel expense includes the costs of coal, natural gas and fuel oil used in the generation of electricity.

On Duquesne's Statement of Consolidated Income, these energy cost recovery revenues are included as a component of operating revenues. For ECR purposes, Duquesne defers fuel and other energy expenses for recovery, or refunding, in subsequent years. The deferrals reflect the difference between the amount that Duquesne is currently collecting from customers and its actual ECR energy costs. ThePUC annually reviews Duquesne's ECR energy costs for the fiscal year April through March, compares them to previously projected ECR energy costs and adjusts the ECR for over- or under-recoveries and for two PUC-established coal cost standards. (See Note F.)

Over- or under-recoveries from customers are recorded in Duquesne's Consolidated Balance Sheet as payable to, or receivable from, customers. At December 31, 1994, $5.9 million was receivable from customers and shown as other current assets. At December 31, 1993, $10.1 million was payable to customers and shown as deferred energy costs.

Maintenance
--------------------------------------------------------------------------------

Incremental maintenance expense incurred for refueling outages at Duquesne's nuclear units is deferred for amortization over the period (generally eighteen months) between scheduled outages. Duquesne changed, as of January 1, 1993, its method of accounting for maintenance costs during scheduled major fossil generating station outages. Prior to that time, maintenance costs incurred for scheduled major outages at fossil generating stations were charged to expense as these costs were incurred. Under the new accounting policy, Duquesne accrues, over the periods between outages, anticipated expenses for scheduled major fossil generating station outages. (Maintenance costs incurred for non-major scheduled outages and for forced outages continue to be charged to expense as such costs are incurred.) This method was adopted to match more accurately the maintenance costs and the revenue produced during the periods between scheduled major fossil generating station outages.

The cumulative effect (approximately $5.4 million, net of income taxes of approximately $3.9 million) of the change on prior years was included in net income in 1993. The effect of the change in 1993 was to reduce income, before the cumulative effect of changes in accounting principles, by approximately $2.4 million and to reduce net income, after the cumulative effect of changes in accounting principles, by approximately $7.8 million.

Depreciation and Amortization
--------------------------------------------------------------------------------

Depreciation of property, plant and equipment, including plant-related intangibles, is recorded on a straight-line basis over the estimated useful lives of properties. Amortization of other intangibles is recorded on a straight-line basis over a five-year period. Depreciation and amortization of other properties are calculated on various bases.

Duquesne records decommissioning costs under the category of depreciation and amortization expense and accrues a liability, equal to that amount, for nuclear decommissioning expense. Such nuclear decommissioning funds are deposited in external, segregated trust accounts. The funds are invested in a portfolio consisting of municipal bonds, certificates of deposit, and U.S. government securities. Trust fund earnings increase the fund balance and the recorded liability. The market value of the aggregate trust fund balances at December 31, 1994, totaled $19.2 million. On Duquesne's consolidated balance sheet, the decommissioning trusts have been reflected in other property and investments, and the related liability has been recorded as other non-current liabilities. (See "Nuclear Decommissioning" discussion in Note L.)

Income Taxes
--------------------------------------------------------------------------------

On January 1, 1993, Duquesne adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109). Implementation of SFAS No. 109 involved a change in accounting principle. The cumulative $8 million effect on prior years was reported in 1993 as an increase in net income.

SFAS No. 109 requires that the liability method be used in computing deferred taxes on all differences between book and tax bases of assets. These book tax differences occur when events and transactions recognized for financial reporting purposes are not recognized in the same period for tax purposes. SFAS No. 109 also requires that a deferred tax liability or asset be adjusted in the period of enactment for the effect of changes in tax laws or rates. During 1994 the statutory Pennsylvania income tax rate was reduced from 12.25 percent to
9.99 percent; this reduction is to be phased in over four years. This resulted in a net decrease of $87.2 million in deferred tax liabilities and a corresponding reduction in the regulatory receivable.

Duquesne recognizes a regulatory asset for the deferred tax liabilities that are expected to be recovered from customers through rates. (See Notes F and K.)

With respect to the financial statement presentation of SFAS No. 109, Duquesne reflects the amortization of the regulatory tax receivable resulting from reversals of deferred taxes as depreciation and amortization expense. Changes in the regulatory tax receivable as a result of a change in tax rates are reflected in the statement of consolidated income on the tax rate adjustment - regulatory tax receivable line. Reversals of accumulated deferred income taxes are included in income tax expense.

When applied to reduce Duquesne's income tax liability, investment tax credits related to utility property generally were deferred. Such credits are subsequently reflected, over the lives of the related assets, as reductions to tax expense.

Property, Plant and Equipment
--------------------------------------------------------------------------------

The asset values of Duquesne's properties are stated at original construction cost, which includes related payroll taxes, pensions, and other fringe benefits, as well as administrative and general costs. Also included in original construction cost is an allowance for funds used during construction (AFC), which represents the estimated cost of debt and equity funds used to finance construction. The amount of AFC that is capitalized will vary according to changes in the cost of capital and in the level of construction work in progress
(CWIP). On a current basis, Duquesne does not realize cash from the allowance for funds used during construction. Duquesne does realize cash, during the service life of the plant, through increased revenues reflecting a higher rate base (upon which a return is earned) and increased depreciation. The AFC rates applied to CWIP were 9.0 percent in 1994, 9.6 percent in 1993, and 10.3 percent in 1992.

Additions to, and replacements of, property units are charged to plant accounts. Maintenance, repairs and replacement of minor items of property are recorded as expenses when they are incurred. The costs of properties that are retired (plus removal costs and less any salvage value) are charged to the accumulated provision for depreciation.

Substantially all of Duquesne's properties are subject to first mortgage liens, and to junior liens.

Temporary Cash Investments
--------------------------------------------------------------------------------

Temporary cash investments are short-term, highly liquid investments with original maturities of three or fewer months. They are stated at market, which approximates cost. Duquesne considers temporary cash investments to be cash equivalents.



B.  Property, Plant
    and Equipment

Duquesne's net investment in property, plant and equipment at December 31, 1994 and 1993, was $3,068,519 and $3,123,948, respectively. Duquesne's total investment in property, plant and equipment and the related accumulated depreciation balances for the following major classes of property at December 31, 1994 and 1993 are as follows:

PP&E and Related Accumulated Depreciation at December 31,

                                 Total Investment in PP&E    Accumulated Depreciation
                                 ------------------------    ------------------------
                                           (Amounts in Thousands of Dollars)
                                    1994          1993          1994          1993
                                 ----------    ----------    ----------    ----------
Production                       $2,325,586    $2,297,599    $  801,203    $  743,477
Transmission                        294,882       294,390       105,258        98,675
Distribution                      1,110,954     1,070,685       323,980       301,041
Property Held for Future Use        216,738       216,863        93,283        94,365
Property Held Under Capital
  Leases                            161,775       177,800        91,376        84,717
SFAS 109                            150,000       150,000         9,828         3,032
Other                               359,031       352,969       125,519       111,051
-------------------------------------------------------------------------------------
   Total                         $4,618,966    $4,560,306    $1,550,447    $1,436,358
=====================================================================================

In addition to its wholly owned generating units, Duquesne, together with other electric utilities, has an ownership or leasehold interest in certain jointly owned units. Duquesne is required to pay its share of the construction and operating costs of the units. Duquesne's share of the operating expenses of the units is included in the statement of consolidated income.

Generating Units at December 31, 1994
----------------------------------------------------------------------------------
                                                                  Net
                                         Percentage             Utility     Fuel
Unit                                      Interest   Megawatts   Plant     Source
                                                 (Millions of Dollars)
----------------------------------------------------------------------------------
Cheswick                                   100.0        570     $00120.8  Coal
Elrama (a)                                 100.0        487         97.3  Coal
Ft. Martin 1                                50.0        276         38.2  Coal
Eastlake 5                                  31.2        186         44.6  Coal
Sammis 7                                    31.2        187         54.4  Coal
Bruce Mansfield 1 (a)                       29.3        228         69.1  Coal
Bruce Mansfield 2 (a)                        8.0         62         18.0  Coal
Bruce Mansfield 3 (a)                      13.74        110         48.9  Coal
Beaver Valley 1 (b)                         47.5        385        253.5  Nuclear
Beaver Valley 2 (c)(d)                     13.74        113         14.8  Nuclear
Beaver Valley Common Facilities                                    165.6
Perry 1 (e)                                13.74        164        591.7  Nuclear
Brunot Island                              100.0         66          7.5  Fuel Oil
----------------------------------------------------------------------------------
    Total                                             2,834      1,524.4
Cold-reserved units:
  Brunot Island                            100.0        240         44.9  Fuel Oil
  Phillips (a)                             100.0        300         78.6  Coal
----------------------------------------------------------------------------------
    Total Generating Units                            3,374     $1,647.9
==================================================================================

(a) The unit is equipped with flue gas desulfurization equipment.
(b) The NRC has granted a license to operate through January 2016.
(c) On October 2, 1987, the Company sold and leased back its 13.74 percent interest in Beaver Valley Unit 2; the sale was exclusive of transmission and common facilities. Amounts shown represent facilities not sold and subsequent leasehold improvements.
(d) The NRC has granted a license to operate through May 2027.
(e) The NRC has granted a license to operate through March 2026.


Duquesne has a 13.74 percent ownership interest in Perry Unit 1, a nuclear generating unit located in Ohio and operated by The Cleveland Electric Illuminating Company (CEI). During 1993, the unit had an equivalent availability factor of 39 percent. This performance resulted from several outages. As a result of the length of these outages, the PUC imposed a penalty for incremental replacement power costs. The 1994 equivalent availability factor was 44 percent. This performance resulted from an extended outage (190 days) for refueling and maintenance. From the end of the outage in August 1994 through the balance of 1994, Perry operated at full capacity except for short durations of reduced power for testing and minor on-line maintenance activities.

In November 1993, CEI submitted to the Nuclear Regulatory Commission an action plan, called the Perry Course of Action (PCA), designed by CEI to "correct identified management, technical, and programmatic deficiencies" at the plant over roughly a three-year period, and to "correct the downward trending performance" of Perry. CEI management represents to Duquesne that the PCA is on schedule and will be an effective program to insure that Perry is in conformance with industry standards for boiling water reactors. Based on actual costs and estimates obtained from CEI through January 1995, the total costs to bring the plant into compliance, including the costs associated with implementing the PCA, are more than the costs originally projected by CEI. Duquesne cannot predict the ultimate cost, timing or effectiveness of the PCA, and is continuing to closely monitor the situation.



C.  Leases

Duquesne leases nuclear fuel, a portion of a nuclear generating plant, certain office buildings, computer equipment and other property and equipment.


Capital Leases at December 31
--------------------------------------------------------------------
                                                    1994      1993
                                   (Amounts in Thousands of Dollars)
--------------------------------------------------------------------
Nuclear fuel                                      $139,763  $136,755
Electric plant                                      22,012    41,045
--------------------------------------------------------------------
 Total                                             161,775   177,800
Less accumulated amortization                      (91,376)  (84,717)
--------------------------------------------------------------------
 Property Held Under Capital Leases -- Net (a)    $070,399  $093,083
====================================================================

(a) Includes $3,201 in 1994 and $3,492 in 1993 of capital leases with associated obligations retired.

In 1987, Duquesne sold its 13.74 percent interest in Beaver Valley Unit 2; the sale was exclusive of transmission and common facilities. The total sales price of $537.9 million was the appraised value of Duquesne's interest in the property. Duquesne leased back its interest in the unit for a term of 29.5 years. The lease provides for semiannual payments and is accounted for as an operating lease. Duquesne is responsible under the terms of the lease for all costs of its interest in the unit. In December 1992, Duquesne participated in the refinancing of collateralized lease bonds to take advantage of lower interest rates and reduce the annual lease payments. The bonds were originally issued in 1987 for the purpose of partially financing the lease of Beaver Valley Unit 2. In accordance with the Beaver Valley Unit 2 lease agreement, Duquesne paid the premiums of approximately $36.4 million as a supplemental deferred rent payment to the lessors. This amount was deferred and is being amortized over the remaining lease term. At December 31, 1994, the deferred balance was approximately $33.4 million.

Leased nuclear fuel is amortized as the fuel is burned. The amortization of all other leased property is based on rental payments made. Payments for capital and operating leases are charged to operating expenses on the statement of consolidated income.


Summary of Rental Payments
---------------------------------------------------------------
                                      1994     1993      1992
(Amounts in Thousands of Dollars)
---------------------------------------------------------------
Operating leases                     $56,437  $57,398  $ 64,986
Amortization of capital leases        33,596   28,758    43,119
Interest on capital leases             4,996    5,382     7,880
---------------------------------------------------------------
 Total Rental Payments               $95,029  $91,538  $115,985
===============================================================

Future minimum lease payments for capital leases are related principally to the estimated use of nuclear fuel financed through leasing arrangements and building leases. Minimum payments for operating leases are related principally to Beaver Valley Unit 2 and certain of the corporate offices.


Future Minimum Lease Payments
-----------------------------------------------------------------------------------------------------
                                                                   Operating Leases    Capital Leases
Year Ended December 31,                                             (Amounts in Thousands of Dollars)
-----------------------------------------------------------------------------------------------------
1995                                                                  $   54,552         $ 30,781
1996                                                                      54,532           15,305
1997                                                                      54,418           12,622
1998                                                                      54,293            6,078
1999                                                                      54,287            3,733
2000 and thereafter                                                      948,143           23,736
-----------------------------------------------------------------------------------------------------
   Total Minimum Lease Payments                                       $1,220,225           92,255
-----------------------------------------------------------------------------------------------------
Less amount representing interest                                                         (25,065)
-----------------------------------------------------------------------------------------------------
Present value of minimum lease payments for capital leases                               $ 67,190 (a)
=====================================================================================================

(a) Includes current obligations of $26.1 million at December 31, 1994.

Future payments due to Duquesne, as of December 31, 1994, under subleases of certain corporate office space are approximately $1.2 million in 1995, $3.8 million in 1996 and $30 million thereafter.



D. Other Property
   and Investments

At December 31, 1994 and 1993, the fair market value of Duquesne's investment in DQE common stock was $43.1 million and $34.0 million, respectively. At December 31, 1994 and 1993, the cost of Duquesne's investment in DQE common stock was $45.9 million and $30.0 million, respectively.

Duquesne's other investments are primarily in assets of a nuclear decommissioning trust and marketable securities. In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115), these investments are classified as available-for-sale and are stated at market value. The amounts of unrealized holding gains at December 31, 1994 are not material.



E.  Receivables

Duquesne and an unaffiliated corporation have an agreement that entitles Duquesne to sell and the corporation to purchase, on an ongoing basis, up to $50 million of accounts receivable. Duquesne had no receivables sold at December 31, 1994. The accounts receivable sales agreement, which expires in June 1995, is one of many sources of funds available to Duquesne. Upon expiration of this facility, Duquesne expects to extend the agreement or to replace the facility with a similar one.



F.  Rate Matters

1987 Rate Case
--------------------------------------------------------------------------------
In March 1988, the PUC adopted a rate order that increased Duquesne's revenues by $232 million annually. This rate increase was phased-in from April 1988 through April 1994. Deficiencies in current revenues which resulted from the phase-in plan were included in the statement of consolidated income as phase-in deferrals. Phase-in deferrals were recorded on the balance sheet as a regulatory asset. As customers were billed for deficiencies related to prior periods, this regulatory asset was reduced.

At this time, Duquesne has no pending base rate case and has no immediate plans to file a base rate case.

Deferred Rate Synchronization Costs
--------------------------------------------------------------------------------
In the 1987 Rate Case, the PUC approved Duquesne's petition to defer initial operating and other costs of Perry Unit 1 and Beaver Valley Unit 2. Duquesne deferred the costs incurred from November 17, 1987, when the units went into commercial operation, until March 25, 1988, when a rate order was issued. In its order, the PUC deferred ruling on whether these costs would be recoverable from ratepayers. Duquesne is not earning a return on the deferred costs.

Duquesne believes that these deferred costs are recoverable. In 1990, the PUC permitted another Pennsylvania utility to recover such costs.

Extraordinary Property Loss
--------------------------------------------------------------------------------
Duquesne abandoned its interest in the partially-constructed Perry Unit 2 in 1986 and subsequently disposed of its interest in 1992. In the 1987 Rate Case, the PUC approved recovery, over a 10-year period, of Duquesne's original $155 million investment in Perry Unit 2. Duquesne is not earning a return on the as yet unrecovered portion (approximately $23.9 million at December 31, 1994) of its investment in the unit.

Deferred Coal Costs
--------------------------------------------------------------------------------
The PUC has established two market price coal cost standards for Duquesne's interests in mines that supply coal to its generating stations. One applies only to coal delivered at the Mansfield plant. The other, the system-wide coal cost standard, applies to coal delivered to the remainder of Duquesne's system. Both standards are updated monthly to reflect prevailing market prices for similar coal. The PUC has directed Duquesne to defer recovery of the delivered cost of coal to the extent that such cost exceeds generally prevailing market prices, as determined by the PUC, for similar coal. The PUC allows deferred amounts to be recovered from customers when the delivered costs of coal fall below such PUC-determined prevailing market prices.

In 1990, the PUC approved a joint petition for settlement that clarified certain aspects of the system-wide coal cost standard and gave Duquesne options to extend the standard through March 2000. In December 1991, Duquesne exercised the first of two options that extended the standard through March 1996. The unrecovered cost of coal used at Mansfield amounted to $7.3 million and $7.4 million and the unrecovered cost of coal used throughout the system amounted to $3.4 million and $8.8 million at December 31, 1994 and 1993, respectively. Duquesne believes that all deferred coal costs will be recovered.

Warwick Mine Costs
--------------------------------------------------------------------------------
The 1990 joint petition for settlement (see preceding section on deferred coal costs) also recognized costs at Duquesne's Warwick Mine, which had been on standby since 1988, and allowed for recovery of such costs, including the costs of ultimately closing the mine. In 1990, Duquesne entered into an agreement under which an unaffiliated company will operate the mine until March 2000 and sell the coal produced. Production began in late 1990. The mine reached a full production rate in early 1991. The Warwick Mine coal reserves include both high and low sulfur coal; Duquesne's contract is for medium to high sulfur (1.3 percent-2.5 percent) coal. More than 60 percent of the coal mined at Warwick currently is used by Duquesne. Duquesne receives a royalty on sales of Warwick coal in the open market. In the past year, the Warwick Mine supplied slightly less than one-fifth of the coal used in the production of electricity at Duquesne's wholly owned and jointly owned plants.

Costs at the Warwick Mine and Duquesne's investment in the mine are expected to be recovered through the cost of coal in the ECR. Recovery is subject to the system-wide coal cost standard. Duquesne also has an opportunity to earn a return on its investment in the mine through the cost of coal during the period of the system-wide coal cost standard, including extensions. At December 31, 1994, Duquesne's net investment in the mine was $18.9 million. The estimated liability, including final site reclamation, mine water treatment and certain labor liabilities, for mine closing is $33 million and Duquesne has recorded a liability in the consolidated balance sheet of approximately $12.8 million toward these costs.

Property Held for Future Use
--------------------------------------------------------------------------------
In 1986, the PUC approved Duquesne's request to remove the Phillips and most of the Brunot Island (BI) power stations from service and place them in cold reserve. Duquesne expects to recover its net investment in these plants through future electricity sales. Phillips and BI represent licensed, certified, clean sources of electricity that will be necessary to meet expanding opportunities in the bulk power markets. Duquesne believes that anticipated growth in peak load demand for electricity within its service territory will require additional peaking generation. Duquesne looks to BI to meet this need. The Phillips power plant is an important component in Duquesne's strategy to identify and serve opportunities for providing bulk power service. With recent legislation promoting wider transmission access to bulk power markets and with the opportunity to package a sale of power from Phillips with the support of Duquesne's system, the Phillips plant could be made a highly reliable, cost-competitive alternative for most purchasers. In summary, the Company believes its investment in these cold-reserved plants will be necessary in order to meet future business needs. If business opportunities do not develop as expected, Duquesne will consider the sale of these assets. In the event that market demand, transmission access or rate recovery do not support the utilization or sale of the plants, Duquesne may have to write off part or all of their costs. At December 31, 1994, the Company's net investment in Phillips and BI was $93.0 million and $42.0 million, respectively.



G.  Common Stock
    and Capital
    Surplus

Common Stock and Capital Surplus
--------------------------------------------------------------------------------
In July 1989, Duquesne became a wholly owned subsidiary of DQE, the holding company formed as part of a shareholder-approved restructuring. As a result of the restructuring, DQE common stock replaced all outstanding shares of Duquesne common stock, except for ten shares which DQE holds.

DQE or its predecessor, Duquesne, has continuously paid dividends on common stock since 1953. Dividends may be paid on DQE common stock to the extent permitted by law and as declared by its board of directors. However, in Duquesne's Restated Articles of incorporation, provisions relating to preferred and preference stock may restrict the payment of Duquesne's common dividends. No dividends or distributions may be made on Duquesne's common stock if Duquesne has not paid dividends or sinking fund obligations on its preferred or preference stock. Further, the aggregate amount of Duquesne's common stock dividend payments or distributions may not exceed certain percentages of net income if the ratio of common stockholder's equity to total capitalization is less than specified percentages. As all of Duquesne's common stock is owned by DQE, to the extent that Duquesne cannot pay common dividends, DQEmay not be able to pay dividends to its common stockholders. No part of the retained earnings of Duquesne was restricted at December 31, 1994.


----------------------------------------------------------------------
Capital Surplus               1994             1993             1992
Year Ended December 31,         (Amounts in Thousands of Dollars)
----------------------------------------------------------------------
Capital Surplus             $     --         $     --         $     --
Premium on common stock      823,886          807,593          808,707
Capital stock expense           (693)          (1,838)          (1,840)
----------------------------------------------------------------------
 Total Capital Surplus      $823,193         $805,755         $806,867
======================================================================



H.  Preferred and
    Preference Stock

Holders of Duquesne's preferred stock are entitled to cumulative quarterly dividends. If four quarterly dividends on any series of preferred stock are in arrears, holders of the preferred stock are entitled to elect a majority of Duquesne's board of directors until all dividends have been paid. At December 31, 1994, Duquesne had made all preferred stock dividend payments.

Holders of Duquesne's preference stock are entitled to receive cumulative quarterly dividends if dividends on all series of preferred stock are paid. If six quarterly dividends on any series of preference stock are in arrears, holders of the preference stock are entitled to elect two of Duquesne's directors until all dividends have been paid. At December 31, 1994, the Company had made all dividend payments.

Outstanding preferred and preference stock is generally callable, on notice of not less than thirty days, at stated prices plus accrued dividends. On January 14, 1994, Duquesne called for redemption all of its outstanding shares of $2.10 and $7.50 preference stock. None of the remaining preferred or preference stock issues has mandatory purchase requirements.


Preferred and Preference Stock at December 31
------------------------------------------------------------------------------------------------------
                                                     (Shares and Amounts in Thousands)
                                             ---------------------------------------------------------
                                                    1994               1993                1992
                                 Call Price   --------------------------------------------------------
                                 Per Share     Shares   Amount    Shares   Amount     Shares   Amount
------------------------------------------------------------------------------------------------------
Preferred Stock Series: (a)
3.75% (b) (c)                     $ 51.00        148   $  7,407     148   $  7,407      148   $  7,407
4.00% (b) (c)                       51.50        550     27,486     550     27,486      550     27,486
4.10% (b) (c)                       51.75        120      6,012     120      6,012      120      6,012
4.15% (b) (c)                       51.73        132      6,643     132      6,643      132      6,643
4.20% (b) (c)                       51.71        100      5,021     100      5,021      100      5,021
$2.10 (b) (c)                       51.84        159      8,039     159      8,039      159      8,039
$7.20 (c) (d)                      101.00        298     29,732     319     31,915      319     31,915
------------------------------------------------------------------------------------------------------
 Total Preferred Stock                         1,507     90,340   1,528     92,523    1,528     92,523
------------------------------------------------------------------------------------------------------
Preference Stock Series: (f)
$2.10 (c) (g)                          --         --         --   1,175     29,383    1,175     29,383
$7.50 (d) (e)                          --         --         --      84      8,392       86      8,579
Plan Series A (c) (h)               37.46        841     29,857     844     29,956      845     29,995
------------------------------------------------------------------------------------------------------
 Total Preference Stock                          841     29,857   2,103     67,731    2,106     67,957
------------------------------------------------------------------------------------------------------
Deferred ESOP benefit                                   (24,852)           (27,126)            (28,471)
------------------------------------------------------------------------------------------------------
 Total Preferred and
   Preference Stock                                    $ 95,345           $133,128            $132,009
======================================================================================================

(a) Preferred stock: 4,000,000 authorized shares; $50 par value; cumulative
(b) $50 per share involuntary liquidation value
(c) Non-redeemable
(d) $100 per share involuntary liquidation value
(e) Redeemable
(f) Preference stock: 8,000,000 authorized shares; $1 par value; cumulative
(g) $25 per share involuntary liquidation value
(h) $35.50 per share involuntary liquidation value

In December 1991, Duquesne established an Employee Stock Ownership Plan (ESOP) to provide matching contributions for a 401(k) Retirement Savings Plan for Management Employees. (See Note N.) Duquesne issued and sold 845,070 shares of preference stock, plan series A to the trustee of the ESOP. As consideration for the stock, Duquesne received a note valued at $30 million from the trustee. The preference stock has an annual dividend rate of $2.80 per share, and each share of the preference stock is exchangeable for one share of DQE common stock. At December 31, 1994, $24.9 million of preference stock issued in connection with the establishment of the ESOP had been offset, for financial statement purposes, by the recognition of a deferred ESOP benefit. Dividends on the preference stock and cash contributions from Duquesne are used to repay the ESOP note. Duquesne made cash contributions of approximately $2.3 million for 1994, $2.1 million for 1993, and $4.9 million for 1992. These cash contributions were the difference between the ESOP debt service and the amount of dividends on ESOP shares (approximately $2.4 million in 1994, $2.3 million in 1993 and $2.5 million in 1992). As shares of preference stock are allocated to the accounts of participants in the ESOP, Duquesne recognizes compensation expense, and the amount of the deferred compensation benefit is amortized. Duquesne recognized compensation expense related to the 401(k) plan of $1.8 million in 1994, $1.7 million in 1993, and $1.5 million in 1992.

I.  Long-Term Debt

During 1992, Duquesne began issuing secured debt under a new first collateral trust indenture. This indenture will ultimately replace Duquesne's 1947 first mortgage bond indenture. First collateral trust bonds totaling $695 million with an average interest rate of 6.58 percent were issued in 1993.

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

Under certain circumstances, the letter of credit is available for the payment of interest on, or redemption of, a portion of the notes. In late 1994, pollution control notes totaling $114.1 million with an average interest rate of
10.34 percent were refinanced at lower adjustable interest rates.


Long-Term Debt at December 31
-----------------------------------------------------------------------------------
                                                       Principal Outstanding
                                     Interest     (Amounts In Thousands of Dollars)
                                       Rate       Maturity      1994)        1993
-----------------------------------------------------------------------------------
First collateral trust bonds (a)    4.75%-8.75%  1996-2025   $  950,400  $  950,400
First mortgage bonds (b)               8.25%        1995             --      49,000
Pollution control notes (c)             (d)      2003-2030      417,051     416,266
Sinking fund debentures (e)             5%          2010          5,817       6,042
Miscellaneous                                                       152         216
Less unamortized debt discount
 and premium -- net                                              (4,490)     (5,219)
-----------------------------------------------------------------------------------
Total Long-Term Debt                                         $1,368,930  $1,416,705
===================================================================================

(a) Excludes $9.6 million related to sinking fund requirements on the underlying first mortgage bonds.
(b) Excludes $49.0 million related to a current maturity on June 1, 1995.
(c) Excludes $0.9 million related to sinking fund requirements on the underlying first mortgage bonds.
(d) The pollution control notes have adjustable interest rates. The interest rates at year-end averaged 4.3% in 1994 and 2.6% in 1993.
(e) As of January 1995, the sinking fund requirement for 1995 had been met and the requirements for 1996 had been partially satisfied.

At December 31, 1994, sinking fund requirements and maturities of long-term debt outstanding for the next five years were: $10.5 million and $49.1 million in 1995; $11.0 million and $50.1 million in 1996; $10.7 million and $50.0 million in 1997; $9.9 million and $75.0 million in 1998; and $9.9 million and $75.0 million in 1999.

Sinking fund requirements relate primarily to the first mortgage bonds and may be satisfied by cash or the certification of property additions equal to 166-2/3 percent of the bonds required to be redeemed. During 1994, annual sinking fund requirements of $.5 million were satisfied by cash and $10.9 million by certification of property additions.

Total interest costs incurred were $110.7 million in 1994, $118.1 million in 1993 and $133.9 million in 1992. Of these amounts, $2.0 million in 1994, $2.0 million in 1993 and $4.7 million in 1992 were capitalized as AFC. Debt discount or premium and related issuance expenses are amortized over the lives of the applicable issues.

In 1992, Duquesne was involved in the issuance of $419.0 million of collateralized lease bonds, which were originally issued by an unaffiliated corporation for the purpose of partially financing the lease of Beaver Valley Unit 2. Duquesne is also associated with a letter of credit securing the lessors' equity interest in the unit and certain tax benefits. During 1994, Duquesne's Beaver Valley Unit 2 lease arrangement was amended to reflect an increase in federal income tax rates. At the same time, the associated letter of credit securing the lessor's equity interest in the unit was increased from $188 million to $194 million and the term of the letter of credit was extended to 1999. If certain specified events occur, the letter of credit could be drawn down by the owners, the leases could terminate and the bonds would become direct obligations of Duquesne.

At December 31, 1994 and 1993, Duquesne was in compliance with all of its debt covenants.

At December 31, 1994, the fair value of Duquesne's long-term debt, including current maturities and sinking fund requirements, estimated on the basis of quoted market prices for the same or similar issues or current rates offered to Duquesne for debt of the same remaining maturities, was $1,344.7 million. The principal amount included in Duquesne's balance sheet is $1,433.0 million.



J.  Short-Term
    Borrowing and
    Revolving Credit
    Arrangements

Duquesne has an extendible revolving credit agreement with a group of banks totaling $150 million. The current expiration date of this credit arrangement is October 6, 1995. Interest rates can, in accordance with the option selected at the time of each borrowing, be based on prime, Eurodollar or certificate of deposit rates. Commitment fees are based on the unborrowed amount of the commitments. The arrangement contains a two-year repayment period for any amounts outstanding at the expiration of the revolving credit period.

During 1994 and 1993, the maximum short-term bank and commercial paper borrowings outstanding were $25.6 million and $27 million; the average daily short-term borrowings outstanding were $1.9 million and $1.6 million; and the weighted average daily interest rates applied to such borrowings were 5.23 percent and 3.42 percent, respectively. At December 31, 1994, there were no short-term borrowings. Short-term borrowings at December 31, 1993, were $11.0 million.



K.  Income Taxes

Since DQE's formation in 1989, Duquesne has filed consolidated federal income tax returns with its parent and other companies in the affiliated group. Duquesne's federal income tax returns have been audited by the Internal Revenue Service and closed for the tax years through 1989.

Returns filed for the tax years 1990 to date remain subject to IRS review. Duquesne does not believe that final settlement of the federal income tax returns for these years will have a materially adverse effect on its financial position or results of operations. The effects of the 1993 adoption of SFAS No. 109 are discussed in Note A. Implementation of the standard involved a change in accounting principle. The cumulative effect of $8 million on prior years was reported in 1993 as an increase in net income. The SFAS No. 109 impact on 1993 income before cumulative effect of changes in accounting principles is immaterial.


Deferred Tax Liabilities
---------------------------------------------------------------------------------------------
                                                                1994                  1993
                                                            (Amounts in Thousands of Dollars)
---------------------------------------------------------------------------------------------
At December 31, deferred tax assets (liabilities) were:
  Investment tax credits unamortized                        $    43,257           $    45,351
  Gain on sale/leaseback of Beaver Valley Unit 2                 64,124                67,119
  Other                                                          63,058                57,690
---------------------------------------------------------------------------------------------
  Deferred tax assets                                           170,439               170,160
---------------------------------------------------------------------------------------------
  Property depreciation                                        (780,726)             (855,560)
  Regulatory asset                                             (149,815)             (199,344)
  Loss on reacquired debt unamortized                           (38,066)              (40,933)
  Other                                                        (192,981)             (220,105)
---------------------------------------------------------------------------------------------
  Deferred tax liabilities                                   (1,161,588)           (1,315,942)
---------------------------------------------------------------------------------------------
    Net Deferred Tax Liabilities                            $  (991,149)          $(1,145,782)
=============================================================================================


Income Taxes
--------------------------------------------------------------------------------
                                                  1994        1993        1992
                                                (Amounts in Thousands of Dollars)
--------------------------------------------------------------------------------
Included in operating expenses:
Currently payable:  Federal                     $ 90,335    $100,521    $ 80,850
                    State                         33,071      37,718      27,797
Deferred -- net:    Federal                      (15,787)    (29,758)     (3,208)
                    State                         (7,797)     (9,007)     (3,750)
Investment tax credits deferred -- net            (5,376)     (5,399)     (5,436)
--------------------------------------------------------------------------------
   Total Included in Operating Expenses         $ 94,446      94,075      96,253
--------------------------------------------------------------------------------
Included in other income and deductions:
Currently payable:  Federal                     $ (6,139)    (17,557)      7,265
                    State                            335      (1,220)      2,983
Deferred -- net:    Federal                          (99)        251       1,654
                    State                            (39)        100         377
Investment tax credits                              (607)       (607)       (533)
--------------------------------------------------------------------------------
   Total Included in Other Income and Deductions  (6,549)    (19,033)     11,746
--------------------------------------------------------------------------------
   Total Income Tax Expense                     $ 87,897    $ 75,042    $107,999
================================================================================

Total income taxes differ from the amount computed by applying the statutory federal income tax rate to income before income taxes and before the cumulative effect of changes in accounting principles.


Income Tax Expense Reconciliation
-------------------------------------------------------------------------------------------
                                                             1994        1993        1992
                                                           (Amounts in Thousands of Dollars)
-------------------------------------------------------------------------------------------
Computed federal income tax at statutory rate              $ 82,371    $ 76,940    $ 87,641
Increase (decrease) in taxes resulting from:
 Tax audit settlement                                            --     (15,000)         --
 Excess of book over tax depreciation                         1,737         906       3,830
 State income taxes, net of federal income tax benefit       16,621      17,934      18,089
 Amortization of deferred investment tax credits             (5,983)     (6,006)     (5,969)
 Revenue requirement adjustment to regulatory taxes         (12,178)         --          --
 Other -- net                                                 5,329         268       4,408
-------------------------------------------------------------------------------------------
  Total Income Tax Expense                                 $ 87,897    $ 75,042    $107,999
===========================================================================================



Sources of Deferred Tax Expense
-------------------------------------------------------------------------------------------
                                                                                     1992
                                                           (Amounts in Thousands of Dollars)
-------------------------------------------------------------------------------------------
Sources of income taxes deferred and the related tax effects were:
  Excess of tax depreciation                                                       $ 16,611
  Deferred revenues recorded/(recovered) for book purposes                          (30,702)
  Allowance for uncollectible accounts                                                9,760
  Fuel costs                                                                        (10,820)
  Loss on early retirement of debt                                                   20,999
  Other -- net                                                                      (10,775)
-------------------------------------------------------------------------------------------
    Total Deferred Income Tax (Benefit)                                            $ (4,927)
===========================================================================================

L.  Commitments and
    Contingencies

Construction
--------------------------------------------------------------------------------
Duquesne estimates that it will spend approximately $80 million annually on construction during 1995, 1996 and 1997. These amounts exclude AFC, nuclear fuel, expenditures for possible early replacement of steam generators at the Beaver Valley Station (See "Nuclear Litigation" discussion on page 59.) and expenditures for the refurbishment of the cold-reserved units. (See "Property Held For Future Use" discussion on page 53.)

Nuclear-Related Matters
--------------------------------------------------------------------------------
Duquesne operates two nuclear units and has an ownership interest in a third. The operation of a nuclear facility involves special risks, potential liabilities and specific regulatory and safety requirements. Specific information about risk management and potential liabilities is discussed below.

Nuclear Decommissioning. The PUC ruled that recovery of the decommissioning costs for Beaver Valley Unit 1 could begin in 1977, and that recovery for Beaver Valley Unit 2 and Perry Unit 1 could begin in 1988. Duquesne expects to decommission Beaver Valley Unit 2 and Perry Unit 1 following the end of their operating lives, a date that currently coincides with the expiration of each plant's operating license. Upon expiration of the Beaver Valley Unit 1 operating license, the unit will be placed in safe storage until the expiration of the Beaver Valley Unit 2 operating license, at which time the units may be decommissioned together.

Based upon site specific studies finalized in 1992 for Beaver Valley Unit 2, and in 1994 for Beaver Valley Unit 1 and Perry Unit 1, Duquesne's share of the total estimated decommissioning costs, including removal and decontamination costs, currently being used to determine Duquesne's cost of service, are $122 million for Beaver Valley Unit 1, $35 million for Beaver Valley Unit 2, and $67 million for Perry Unit 1.

In conjunction with an August 18, 1994 PUC Accounting Order, Duquesne has increased the annual contribution to its decommissioning trusts by approximately $2 million to bring the total annual funding to approximately $4 million per year. Duquesne plans to continue making periodic reevaluations of estimated decommissioning costs, to provide additional funding from time to time, and to seek regulatory approval for recognition of these increased funding levels.

Nuclear Insurance. All of the companies with an interest in the Beaver Valley Power Station maintain the maximum available nuclear insurance for the $5.9 billion total investment in Beaver Valley Units 1 and 2. The insurance program provides $2.8 billion for property damage, decommissioning, and decontamination liabilities. Similar property insurance is held by the joint owners of the Perry plant for their $5.5 billion total investment in Perry Unit 1. Duquesne would be responsible for its share of any damages in excess of insurance coverage. In addition, if the property damage reserves of Nuclear Electric Insurance Limited
(NEIL), an industry mutual, are inadequate to cover claims arising from an incident at any United States nuclear site covered by that insurer, Duquesne could be assessed retrospective premiums totaling a maximum of $6.5 million.

The Price-Anderson Amendments to the Atomic Energy Act limit public liability from a single incident at a nuclear plant to $8.9 billion. Duquesne has purchased $200 million of insurance, the maximum amount available, which provides the first level of financial protection.

Additional protection of $8.3 billion would be provided by an assessment of up to $75.5 million per incident on each nuclear unit in the United States. Duquesne's maximum total assessment, $56.6 million, which is based upon its ownership or leasehold interests in three nuclear generating stations, would be limited to a maximum of $7.5 million per incident per year. A further surcharge of 5 percent could be levied if the total amount of public claims exceeded the funds provided under the assessment program. Additionally, a state premium tax (typically 3 percent) would be charged on the assessment and surcharge. Finally, the United States Congress could impose other revenue-raising measures on the nuclear industry if funds prove insufficient to pay claims.

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

Nuclear Litigation. In 1991, Pennsylvania Power Company, Ohio Edison Company, Cleveland Electric Illuminating Company, Toledo Edison Company and Duquesne were joined in the litigation against Westinghouse Electric Corporation (Westinghouse) in the United States District Court for the Western District of Pennsylvania. In the suit, the owners allege that six steam generators supplied by Westinghouse for Beaver Valley Units 1 and 2 contain serious design defects-- in particular defects causing tube corrosion and cracking.

Steam generator maintenance costs have increased as a result of these defects and are likely to continue increasing. The condition of the steam generators is being monitored closely. Replacement of the Beaver Valley Unit 1 steam generator defective components may occur as early as 1997. Based upon other utilities with similar units who have replaced steam generators, replacement cost per unit is estimated to be approximately $125 million. To date, twelve additional lawsuits have been brought by other utility companies around the country against Westinghouse for similar problems with Westinghouse steam generators.

A jury trial began September 12, 1994 in Federal District Court in Western Pennsylvania. On October 24, 1994, the Court dismissed four of the five claims against Westinghouse, leaving only the fraud claim. On December 6, 1994, the jury rendered a verdict in favor of Westinghouse on the fraud count. On January 5, 1995, the owners of the Beaver Valley plant appealed the decision to the United States Court of Appeals for the Third Circuit. Duquesne cannot predict the outcome of this litigation; however, the Company does not believe that resolution will have a materially adverse effect on its financial position or results of operations. The Company's percentage interests (ownership and leasehold) in Beaver Valley Unit 1 and in Beaver Valley Unit 2 are 47.5 percent and 13.74 percent, respectively. The remainder of Beaver Valley Unit 1 is owned by Ohio Edison Company and Pennsylvania Power Company.

The remaining interest in Beaver Valley Unit 2 is held by Ohio Edison Company, Cleveland Electric Illuminating Company and Toledo Edison Company. Duquesne operates both units on behalf of these owners.

Spent Nuclear Fuel Disposal. Under the Nuclear Waste Policy Act of 1982, which establishes a policy for handling and disposing of spent nuclear fuel and requires the establishment of a final repository to accept spent fuel, contracts for jointly owned nuclear plants have been entered into with the DOE for permanent disposal of spent nuclear fuel and high-level radio-active waste. The DOE has indicated that the repository will not be available for acceptance of spent fuel before 2010. Existing on-site spent fuel storage capacities at Beaver Valley Unit 1, Beaver Valley Unit 2 and Perry are expected to be sufficient until 2017, 2011, and 2009, respectively. During 1994, Duquesne increased the storage capacity at Beaver Valley Unit 1 by equipping the spent fuel pool with high density fuel storage racks.

Uranium Enrichment Decontamination and Decommissioning Fund. Nuclear reactor licensees in the United States are assessed annually for the decontamination and decommissioning of DOE enrichment facilities. Assessments are based on the amount of uranium a utility had processed for enrichment prior to enactment of the National Energy Policy Act of 1992 (energy act) and are to be paid by such utilities over a 15-year period. At December 31, 1994, Duquesne's liability for contributions is approximately $9.9 million. Contributions, when made, are recovered through the ECR.

Guarantees
--------------------------------------------------------------------------------
Duquesne and the other co-owners have guaranteed certain debt and lease obligations related to a coal supply contract for the Bruce Mansfield plant. At December 31, 1994, Duquesne's share of these guarantees was $30.3 million. The prices paid for the coal by the companies under this contract are expected to be sufficient to meet debt and lease obligations to be satisfied in the year 2000. (See Note F.) The minimum future payments to be made by Duquesne solely in relation to these obligations are $6.6 million in 1995, $6.2 million in 1996, $5.9 million in 1997, $5.6 million in 1998, $5.3 million in 1999, and $4.2 million in 2000. Duquesne's total payments for coal purchased under the contract were $23.3 million in 1994, $26.5 million in 1993, and $25.2 million in 1992.

Residual Waste Management Regulations
--------------------------------------------------------------------------------
In 1992, the Pennsylvania Department of Environmental Resources (DER) issued Residual Waste Management Regulations governing the generation and management of non-hazardous waste. Duquesne is currently conducting tests and developing compliance strategies. Capital compliance costs are estimated, on the basis of information currently available, at $5 million in 1995. The expected additional capital cost of compliance through 2000 is estimated, based on current information, to be approximately $25 million; this estimate is subject to the results of continuing ground water assessments and DER final approval of compliance plans.

Other
--------------------------------------------------------------------------------
Duquesne is involved in various other legal proceedings and environmental matters. Duquesne believes that such proceedings and matters, in total, will not have a materially adverse effect on its Financial position or results of operations.



M.  Changes in
    Working
    Capital


Changes in Working Capital Other Than Cash
-----------------------------------------------------------------------------
                                              1994         1993        1992
                                            (Amounts in Thousands of Dollars)
-----------------------------------------------------------------------------
Accounts Receivable                        $  6,708     $(87,671)     $64,571
Materials and supplies                        2,932       13,635       (4,151)
Other current assets                         (6,929)       3,636        7,131
Accounts payable                            (23,816)      (6,022)      (8,573)
Other current liabilities                   (15,779)     (20,377)      (3,785)
-----------------------------------------------------------------------------
  Total                                    $(36,884)    $(96,799)     $55,193
=============================================================================



N.  Employee
    Benefits

Retirement Plans
--------------------------------------------------------------------------------
Duquesne maintains retirement plans to provide pensions for all full-time employees. Upon retirement, an employee receives a monthly pension based on his or her length of service and compensation. The cost of funding the pension plan is determined by the unit credit actuarial cost method. Duquesne's policy is to record this cost as an expense and to fund the pension plans by an amount that is at least equal to the minimum funding requirements of the Employee Retirement Income Security Act (ERISA) but not to exceed the maximum tax deductible amount for the year. Pension costs charged to expense or construction were $8.9 million for 1994, $9.8 million for 1993 and $11.4 million for 1992.


Funded Status of the Retirement Plans and Amounts Recognized on the Consolidated
Balance Sheet at December 31
-----------------------------------------------------------------------------------------------------------------
                                                                                    1994               1993
                                                                                (Amounts in Thousands of Dollars)
-----------------------------------------------------------------------------------------------------------------
Actuarial present value of benefits rendered to date:
Vested benefits                                                                   $314,933            $321,249
Non-vested benefits                                                                 17,282              16,826
-----------------------------------------------------------------------------------------------------------------
Accumulated benefit obligations based on
 compensation to date                                                              332,215             338,075
Additional benefits based on estimated future salary levels                         59,318              74,718
-----------------------------------------------------------------------------------------------------------------
Projected benefit obligation                                                       391,533             412,793
Fair market value of plan assets                                                   412,724             434,384
-----------------------------------------------------------------------------------------------------------------
Projected benefit obligation under plan assets                                    $ 21,191            $ 21,591
=================================================================================================================
Unrecognized net gain                                                              $95,691             $80,411
Unrecognized prior service cost                                                    (30,365)            (21,449)
Unrecognized net transition liability                                              (17,477)            (19,289)
Net pension liability per balance sheet                                            (26,658)            (18,082)
-----------------------------------------------------------------------------------------------------------------
  Total                                                                           $ 21,191            $ 21,591
=================================================================================================================
Assumed rate of return on plan assets                                                8.00%               8.00%
-----------------------------------------------------------------------------------------------------------------
Discount rate used to determine projected benefit
 obligation                                                                          8.00%               7.00%
-----------------------------------------------------------------------------------------------------------------
Assumed change in compensation levels                                                5.50%               5.25%
-----------------------------------------------------------------------------------------------------------------

Pension assets consist primarily of common stocks, United States obligations and corporate debt securities.




Components of Net Pension Cost
------------------------------------------------------------------------------------------------------------------
                                                                                  1994         1993         1992
                                                                                (Amounts in Thousands of Dollars)
------------------------------------------------------------------------------------------------------------------
Service cost (Benefits earned during the year)                                  $ 12,482     $ 11,657     $ 11,397
Interest on projected benefit obligation                                          28,221       27,423       26,390
Return on plan assets                                                              1,967      (41,725)     (26,736)
Net amortization and deferrals                                                   (33,783)      12,454          325
------------------------------------------------------------------------------------------------------------------
  Net Pension Cost                                                              $  8,887     $  9,809     $ 11,376
==================================================================================================================

Retirement Savings Plan and Other Benefit Options
--------------------------------------------------------------------------------
Duquesne sponsors separate 401(k) retirement plans for its union-represented, International Brotherhood of Electrical Workers (IBEW), employees and its management employees.

The 401(k) Retirement Savings Plan for Management Employees provides that Duquesne will match employee contributions to a 401(k) account up to a maximum of 6 percent of his or her eligible salary. Duquesne match consists of a $.25 base match per eligible contribution dollar and an additional $.25 incentive match per eligible contribution dollar, if Board-approved targets are achieved. The 1994 incentive target was accomplished. Duquesne is funding its matching contributions to the 401(k) Retirement Savings Plan for Management Employees with payments to an ESOP established in December 1991. (See Note H.)

The 401(k) Retirement Savings Plan for IBEW Represented Employees provides that beginning in 1995, the Company will match employee contributions to a 401(k) account up to a maximum of 4 percent of his or her eligible salary. Duquesne match consists of a $.25 base match per eligible contribution dollar and an additional $.25 incentive match per eligible contribution dollar, if certain Non-Occupational Illness and Injury targets are met.

DQE's shareholders have approved a long-term incentive plan through which Duquesne may grant management employees options to purchase, during the years 1987 through 2003, up to a total of five million shares of DQE common stock at prices equal to the fair market value of such stock on the dates the options were granted. At December 31, 1994, approximately 2.3 million of these shares were available for future grants.

As of December 31, 1994, 1993 and 1992, respectively, active grants totaled 1,412,000; 1,175,000; and 848,000 shares. Exercise prices of these options ranged from $12.3125 to $34.625 at December 31, 1994 and December 31, 1993 and from $12.3125 to $28.75 at December 31, 1992. Expiration dates of these grants ranged from 1997 to 2004 at December 31, 1994; from 1997 to 2003 at December 31, 1993; and from 1997 to 2002 at December 31, 1992. As of December 31, 1994, 1993
and 1992, respectively, stock appreciation rights (SARs) had been granted in connection with 793,000; 795,000; and 623,000 of the options outstanding. During 1994, 836,000 SARs were exercised; 226,000 options were exercised at prices ranging from $12.3125 to $28.375; and 187,000 options lapsed. During 1993, 748,000 SARs were exercised; 151,000 options were exercised at prices ranging from $12.3125 to $28.375; and 152,000 options lapsed. During 1992, 108,000 SARs were exercised; 50,000 options were exercised at prices ranging from $12.3125 to $26.375; and 59,000 options lapsed. Of the active grants at December 31, 1994, 1993 and 1992, respectively, 612,000; 578,000; and 232,000 were not exercisable.

Other Postretirement Benefits
--------------------------------------------------------------------------------
In addition to pension benefits, Duquesne provides certain health care benefits and life insurance for some retired employees. Substantially all of Duquesne's full-time employees may, upon attaining the age of 55 and meeting certain service requirements, become eligible for the same benefits available to retired employees. Participating retirees make contributions, which are adjusted annually, to the health care plan. The life insurance plan is non-contributory. Company-provided health care benefits terminate when covered individuals become eligible for Medicare benefits or reach age 65, whichever comes first. Duquesne funds actual expenditures for obligations under the plans on a "pay-as-you-go basis." Duquesne has the right to modify or terminate the plans.

As of January 1, 1993, Duquesne adopted Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, which requires the actuarially determined costs of the aforementioned postretirement benefits to be accrued over the period from the date of hire until the date the employee becomes fully eligible for benefits. Duquesne has adopted the new standard prospectively and has elected to amortize the transition liability over 20 years.


Components of Postretirement Cost
----------------------------------------------------------------------------------------------
                                                                          1994           1993
                                                             (Amounts in Thousands of Dollars)
----------------------------------------------------------------------------------------------
Service cost (Benefits earned during the period)                         $1,631         $1,779
Interest cost on accumulated benefit obligation                           2,294          2,497
Amortization of the transition obligation over twenty years               1,700          1,700
----------------------------------------------------------------------------------------------
 Total Postretirement Cost                                               $5,625         $5,976
==============================================================================================

The accumulated postretirement benefit obligation comprises the present value of the estimated future benefits payable to current retirees and a pro rata portion of estimated benefits payable to active employees after retirement.


Funded Status of Postretirement Plan and Amounts Recognized on the Consolidated
Balance Sheet at December 31
-------------------------------------------------------------------------------------------------
                                                                   1994                 1993
                                                                (Amounts in Thousands of Dollars)
-------------------------------------------------------------------------------------------------
Actuarial present value of benefits:
  Retirees                                                      $  6,292              $  4,830
  Fully eligible active plan participants                          3,074                 3,482
  Other active plan participants                                  20,543                24,170
-------------------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation                     29,909                32,482
Fair market value of plan assets                                      --                    --
-------------------------------------------------------------------------------------------------
Accumulated benefit obligation in excess of plan assets         $(29,909)             $(32,482)
=================================================================================================
Unrecognized net gain (loss)                                    $  9,481              $   (122)
Unrecognized prior service cost                                       --                 4,383
Unrecognized net transition liability                            (30,598)              (32,296)
Postretirement liability per balance sheet                        (8,792)               (4,447)
-------------------------------------------------------------------------------------------------
  Total                                                         $(29,909)             $(32,482)
=================================================================================================
Discount rate used to determine projected benefit obligation       8.00%                 7.00%
-------------------------------------------------------------------------------------------------
Health care cost trend rates:
  For year beginning January 1                                     8.60%                10.50%
  Ultimate rate                                                    6.50%                 5.50%
  Year ultimate rate is reached                                    1999                  1999
-------------------------------------------------------------------------------------------------
Effect of a one percent increase in health care cost trend rates:
  On accumulated projected benefit obligation                   $  3,137              $  4,000
  On aggregate of annual service and interest costs             $    465              $    600
-------------------------------------------------------------------------------------------------


O.  Quarterly
    Financial
    Information
    (Unaudited)


Summary of Selected Quarterly Financial Data (thousands of dollars)
----------------------------------------------------------------------------------------------------
[The quarterly data reflect seasonal weather variations in the Company's service territory.]
----------------------------------------------------------------------------------------------------
1994                              First Quarter    Second Quarter    Third Quarter    Fourth Quarter
----------------------------------------------------------------------------------------------------
Operating Revenues                   $295,868         $281,670          $324,428         $278,318
Operating Income                       61,094           53,983            73,556           51,261
Net Income                             35,492           30,557            44,876           36,524
----------------------------------------------------------------------------------------------------
1993 (a)(b)
----------------------------------------------------------------------------------------------------
Operating Revenues                   $283,713         $280,596          $327,769         $285,701
Operating Income                       58,537           60,618            66,339           60,392
Income Before Cumulative Effect
  on Prior Years of Changes in
  Accounting Principles                32,788           34,570            48,478           28,951
Net Income                             35,363           34,570            48,478           28,951
====================================================================================================

(a) Fourth quarter 1993 results included the effects of a $15.2 million charge for the write-off of Duquesne's investment in an abandoned transmission line project and a $14.6 million reduction of taxes other than income as a result of a favorable resolution of tax assessments.
(b) Restated to conform with presentations adopted during 1994.


SELECTED FINANCIAL DATA
-------------------------------------------------------------------------------------------------------------
Amounts in Thousands of Dollars           1994        1993        1992        1991        1990        1989
-------------------------------------------------------------------------------------------------------------
INCOME STATEMENT ITEMS
Total operating revenues               $1,180,284  $1,177,779  $1,161,280  $1,199,650  $1,131,005  $1,118,583
Operating income                       $  239,894  $  245,886  $  254,130  $  265,672  $  266,402  $  269,506
Net income                             $  147,449  $  147,362  $  149,768  $  143,133  $  135,456  $  129,437
Earnings for common stock              $  141,403  $  138,174  $  140,357  $  132,332  $  121,410  $  112,644
-------------------------------------------------------------------------------------------------------------

BALANCE SHEET ITEMS
Property, plant and equipment-net      $3,068,519  $3,123,948  $3,018,641  $3,037,454  $3,042,920  $3,056,367
Total assets                           $4,149,867  $4,388,103  $3,718,092  $3,802,626  $3,794,313  $3,822,656
-------------------------------------------------------------------------------------------------------------
Capitalization:
Common stockholder's equity            $1,115,512  $1,100,671  $1,107,609  $1,064,104  $1,035,059  $1,033,826
Non-redeemable preferred and
 preference stock                          95,345     124,736     123,430     121,906     151,346      154,030
Redeemable preferred and preference
 stock                                         --       8,392       8,579      15,437      37,747      65,961
Long-term debt                          1,368,930   1,416,705   1,413,001   1,420,726   1,501,295   1,540,329
-------------------------------------------------------------------------------------------------------------
Total capitalization                   $2,579,787  $2,650,504  $2,652,619  $2,622,173  $2,725,447  $2,794,146
=============================================================================================================