Form 10-Q
period 1995-03-31
DUQUESNE LIGHT CO
filed 1995-05-11
CIK 30573

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



                        For Quarter Ended March 31, 1995
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


DQE is the holder of all shares of common stock, $1 par value, of Duquesne Light Company consisting of 10 shares as of March 31, 1995 and April 30, 1995.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                            DUQUESNE LIGHT COMPANY
                  CONDENSED STATEMENT OF CONSOLIDATED INCOME
                            (Thousands of Dollars)
                                 (Unaudited)

                                                                                Three Months Ended
                                                                                    March 31,
                                                                            -------------------------
                                                                               1995           1994
                                                                            -----------   -----------
Operating Revenues:
  Sales of Electricity:
    Customers                                                               $   267,256   $   298,647
    Phase-in deferrals                                                                -       (24,820)
    Utilities                                                                    12,489        14,725
                                                                            -----------   -----------
  Total Sales of Electricity                                                    279,745       288,552
  Other                                                                           9,587         7,316
                                                                            -----------   -----------
      Total Operating Revenues                                                  289,332       295,868
                                                                            -----------   -----------
Operating Expenses:
  Fuel and purchased power                                                       55,100        61,668
  Other operating                                                                66,351        66,247
  Maintenance                                                                    18,830        16,255
  Depreciation and amortization                                                  44,821        39,590
  Taxes other than income taxes                                                  21,323        21,934
  Income taxes                                                                   25,365        29,829
                                                                            -----------   -----------
      Total Operating Expenses                                                  231,790       235,523
                                                                            -----------   -----------
OPERATING INCOME                                                                 57,542        60,345
                                                                            -----------   -----------
Other Income and (Deductions):
  Allowance for equity funds used during
   construction                                                                     212           459
  Interest and dividend income                                                    2,094         1,339
  Income taxes                                                                     (282)          967
  Other - net                                                                    (1,333)       (2,817)
                                                                            -----------   -----------
      Total Other Income and (Deductions)                                           691           (52)
                                                                            -----------   -----------
INCOME BEFORE INTEREST CHARGES                                                   58,233        60,293
                                                                            -----------   -----------
Interest Charges:
  Interest on long-term debt and other interest                                  25,060        25,179
  Allowance for borrowed funds used during
   construction                                                                    (198)         (378)
                                                                            -----------   -----------
      Total Interest Charges                                                     24,862        24,801
                                                                            -----------   -----------
NET INCOME                                                                       33,371        35,492

DIVIDENDS ON PREFERRED AND
 PREFERENCE STOCK                                                                 1,485         1,597
                                                                            -----------   -----------
EARNINGS FOR COMMON STOCK                                                   $    31,886   $    33,895
                                                                            ===========   ===========


See notes to condensed consolidated financial statements.

                            DUQUESNE LIGHT COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEET
                            (Thousands of Dollars)
                                  (Unaudited)

                                                                             March 31,    December 31,
                                                                               1995           1994
                                                                           -------------  ------------
ASSETS
Property, Plant and Equipment                                               $ 4,588,095    $ 4,618,966
Less Accumulated Depreciation and Amortization                               (1,547,027)    (1,550,447)
                                                                            -----------    -----------
    Property, Plant and Equipment - Net                                       3,041,068      3,068,519
                                                                            -----------    -----------
Other Property and Investments                                                   86,089         74,269
                                                                            -----------    -----------
Current Assets:
  Cash and temporary cash investments                                            68,524         15,904
  Receivables                                                                   130,201        132,315
  Other current assets, principally materials and supplies                      118,734        104,541
                                                                            -----------    -----------
    Total Current Assets                                                        317,459        252,760
                                                                            -----------    -----------
Other Non-Current Assets:
  Extraordinary property loss                                                    18,914         22,394
  Unamortized debt costs                                                        102,650        103,454
  Beaver Valley Unit 2 sale/leaseback premium                                    32,692         33,414
  Deferred rate synchronization costs                                            51,149         51,149
  Regulatory tax receivable                                                     424,665        428,043
  Other regulatory assets                                                        81,857         72,309
  Other non-current                                                              38,004         43,556
                                                                            -----------    -----------
    Total Other Non-Current Assets                                              749,931        754,319
                                                                            -----------    -----------
      TOTAL ASSETS                                                          $ 4,194,547    $ 4,149,867
                                                                            ===========    ===========
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock - $1 par value (shares - 90,000,000 authorized; 10 issued)   $         -    $         -
  Capital surplus                                                               826,574        823,193
  Retained earnings                                                             289,205        292,319
                                                                            -----------    -----------
    Total Common Stockholder's Equity                                         1,115,779      1,115,512
                                                                            -----------    -----------
  Non-redeemable preferred stock                                                 90,229         90,340
  Non-redeemable preference stock, Plan Series A                                 29,806         29,857
                                                                            -----------    -----------
    Total preferred and preference stock before deferred ESOP
    benefit (involuntary liquidation values of $119,898 and
    $120,060, exceed par by $43,777 and $43,882,
    respectively)                                                               120,035        120,197
  Deferred employee stock ownership plan (ESOP) benefit                         (24,211)       (24,852)
                                                                            -----------    -----------
    Total Preferred and Preference Stock                                         95,824         95,345
                                                                            -----------    -----------
  Long-term debt                                                              1,368,751      1,368,930
                                                                            -----------    -----------
    Total Capitalization                                                      2,580,354      2,579,787
                                                                            -----------    -----------
Obligations Under Capital Leases                                                 39,830         41,106
                                                                            -----------    -----------
Current Liabilities:
  Notes payable                                                                       -              -
  Current maturities and sinking fund requirements                               85,312         85,691
  Accounts payable                                                               95,559         88,585
  Accrued liabilities                                                            94,074         58,826
  Other current liabilities                                                      38,462         35,469
                                                                            -----------    -----------
      Total Current Liabilities                                                 313,407        268,571
                                                                            -----------    -----------
Deferred Investment Tax Credits                                                 122,101        123,591
                                                                            -----------    -----------
Deferred Income Taxes - Net                                                     985,384        991,149
                                                                            -----------    -----------
Other                                                                           153,471        145,663
                                                                            -----------    -----------
Commitments and Contingencies (Note 4)
                                                                            -----------    -----------
      TOTAL CAPITALIZATION AND LIABILITIES                                  $ 4,194,547    $ 4,149,867
                                                                            ===========    ===========

See notes to condensed consolidated financial statements.

                            DUQUESNE LIGHT COMPANY
                CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                            (Thousands of Dollars)
                                  (Unaudited)


                                                                                Three Months Ended
                                                                                      March 31,
                                                                            -------------------------
                                                                                 1995          1994
                                                                            -----------   -----------
Cash Flows from Operating Activities:
  Operations                                                                $    82,128   $    94,429
  Changes in working capital                                                     33,136        52,123
  Other - net                                                                    (1,812)       11,148
                                                                            -----------   -----------
    Net Cash Provided from Operating Activities                                 113,452       157,700
                                                                            -----------   -----------
Cash Flows Used by Investing Activities:
  Capital expenditures                                                          (12,447)      (19,428)
  Long-term investments                                                          (9,095)            -
  Allowance for borrowed funds used during construction                            (198)         (378)
  Other - net                                                                    (1,192)         (222)
                                                                            -----------   -----------
    Net Cash Used by Investing Activities                                       (22,932)      (20,028)
                                                                            -----------   -----------
Cash Flows Used in Financing Activities:
  Dividends on capital stock                                                    (36,732)      (37,000)
  Reductions of long-term obligations                                            (4,460)      (49,896)
  Reductions in notes payable                                                         -       (10,991)
  Other - net                                                                     3,292          (513)
                                                                            -----------   -----------
    Net Cash Used in Financing Activities                                       (37,900)      (98,400)
                                                                            -----------   -----------
Net increase in cash and temporary cash investments                              52,620        39,272
Cash and temporary cash investments at beginning of period                       15,904             -
                                                                            -----------   -----------
Cash and temporary cash investments at end of period                        $    68,524   $    39,272
                                                                            ===========   ===========

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

In the opinion of management, the unaudited condensed consolidated financial statements included in this report reflect all adjustments that are necessary for a fair presentation of the results of interim periods, and are normal, recurring adjustments. Prior period financial statements were reclassified to conform with the 1995 presentation.

These statements should be read with the financial statements and notes included in the Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1994. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results which may be expected for the full year.

Depreciation and amortization expense increased due to an increase in Duquesne's composite depreciation rate from 3.0 percent to 3.5 percent effective January 1, 1995. The effect of the change in the depreciation rate on first quarter operating income was $5.8 million.


 2.   RECEIVABLES

Components of Receivables for the periods indicated are as follows:

                                                   Amounts in Thousands of Dollars
                                                --------------------------------------
                                                 March 31,    March 31,   December 31,
                                                   1995         1994         1994
                                                ----------  ------------  ------------
Electric customer accounts receivable            $ 94,523       $109,961   $ 96,157
Other accounts receivable                          51,350         42,150     51,179
  Less:  Allowance for uncollectible accounts     (15,672)       (14,274)   (15,021)
                                                 --------       --------   --------
Receivables less allowance for uncollectible
 accounts                                         130,201        137,837    132,315
  Less:  Receivables sold                               -        (30,000)         -
                                                 --------       --------   --------
Total Receivables                                $130,201       $107,837   $132,315
                                                 ========       ========   ========

Duquesne and an unaffiliated corporation have an agreement that entitles Duquesne to sell and the corporation to purchase, on an ongoing basis, up to $50 million of accounts receivable. Duquesne had no receivables sold at March 31, 1995. The accounts receivable sales agreement, which expires in June 1995, is one of many sources of funds available to Duquesne. Duquesne expects to extend the agreement or to replace the facility with a similar one.


Regulatory tax receivable

With respect to the financial statement presentation of Statement of Financial Accounting Standards No. 109, Duquesne reflects the amortization of the regulatory tax receivable resulting from reversals of deferred taxes as depreciation and amortization expense. Reversals of deferred income taxes-net are included in income taxes.

3.   RATE MATTERS

Electric rates charged by Duquesne to its customers are regulated by the Pennsylvania Public Utility Commission (PUC). Electric rates charged to the Borough of Pitcairn and to other electric utilities are regulated by the Federal Energy Regulatory Commission (FERC). These rates are designed to recover Duquesne's operating expenses, investment in utility assets, and a return on those investments. Sales to other utilities are made at market rates. At this time, Duquesne has no pending base rate case and has no immediate plans to file a base rate case.


Property Held for Future Use

In 1986, the PUC approved Duquesne's request to remove the Phillips and most of the Brunot Island (BI) power stations from service and place them in cold reserve. Duquesne expects to recover its net investment in these plants through future electricity sales. Phillips and BI represent licensed, certified, clean sources of electricity that will be necessary to meet expanding opportunities in the power markets. Duquesne believes that anticipated growth in peak load demand for electricity within its service territory will require additional peaking generation. Duquesne looks to BI to meet this need. The Phillips power plant is an important component in Duquesne's strategy to identify and serve opportunities for providing bulk power service. With recent legislation promoting wider transmission access to bulk power markets and with the opportunity to package a sale of power from Phillips with the support of Duquesne's system, the Phillips plant could be made a highly reliable, cost-competitive alternative for most purchasers. In summary, Duquesne believes its investment in these cold-reserved plants will be necessary in order to meet future business needs. If business opportunities do not develop as expected, Duquesne will consider the sale of these assets. In the event that market demand, transmission access or rate recovery do not support the utilization or sale of the plants, Duquesne may have to write off part or all of their costs. At March 31, 1995, Duquesne's net investment in Phillips and BI was $93.1 million and $42.2 million, respectively.


4.   COMMITMENTS AND CONTINGENCIES

Construction

Duquesne estimates that it will spend approximately $80 million on construction during 1995. This amount excludes AFC, nuclear fuel, expenditures for possible early replacement of steam generators at the Beaver Valley Station (See "Nuclear Litigation" discussion on page 7.) and expenditures for the refurbishment of the cold-reserved units.


Nuclear-Related Matters

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

Duquesne records decommissioning costs under the category of depreciation and amortization expense and accrues a liability equal to that amount for nuclear decommissioning expense. Such nuclear decommissioning funds are deposited in external, segregated trust accounts. The funds are invested in a portfolio consisting of municipal bonds, certificates of deposit, and U.S. government securities having a weighted average duration of 4 - 7 years. Trust fund earnings increase the fund balance and the recorded liability. The market value of the aggregate trust fund balances at March 31, 1995 totaled $22 million. On Duquesne's condensed consolidated balance sheet, the decommissioning trusts have been reflected in long-term investments, and the related liability has been recorded as other liabilities.

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

Uranium Enrichment Decontamination and Decommissioning Fund. Nuclear reactor licensees in the United States are assessed annually for the decontamination and decommissioning of DOE enrichment facilities. Assessments are based on the amount of uranium a utility had processed for enrichment prior to enactment of the National Energy Policy Act of 1992 (energy act) and are to be paid by such utilities over a 15-year period. At March 31, 1995, Duquesne's liability for contributions is approximately $9.9 million. Contributions, when made, are recovered through the Energy Cost Rate Adjustment Clause (ECR).


Guarantees

Duquesne and the other co-owners have guaranteed certain debt and lease obligations related to a coal supply contract for the Bruce Mansfield plant. At March 31, 1995, Duquesne's share of these guarantees was $26.1 million. The prices paid for the coal by the companies under this contract are expected to be sufficient to meet debt and lease obligations to be satisfied in the year 2000. The minimum future payments to be made by Duquesne solely in relation to these obligations are $29.4 million at March 31, 1995.


Residual Waste Management Regulations

In 1992, the Pennsylvania Department of Environmental Resources (DER) issued Residual Waste Management Regulations governing the generation and management of non-hazardous waste. Duquesne is currently conducting tests and developing compliance strategies. Capital compliance costs are estimated, on the basis of information currently available, at $5 million through 1995. The expected additional capital cost of compliance through 2000 is estimated, based on current information, to be approximately $25 million; this estimate is subject to the results of continuing ground water assessments and DER final approval of compliance plans.

Other

Duquesne is involved in various other legal proceedings and environmental matters. Duquesne believes that such proceedings and matters, in total, will not have a materially adverse effect on its financial position or results of operations.


                      __________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
- -------------------------------------------------------------------------------

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

Duquesne is subject to the accounting and reporting requirements of the Securities and Exchange Commission. As a result, Duquesne's consolidated financial statements contain regulatory assets and liabilities in accordance with Statement of Financial Accounting Standards No. 71, Accounting For the Effects of Certain Types of Regulation (SFAS No. 71) and reflect the effects of the ratemaking process. In accordance with SFAS No. 71, Duquesne's financial statements reflect regulatory assets and costs based on current cost-based ratemaking regulations. The regulatory assets represent probable future revenue to Duquesne because provisions for these costs are currently included, or are expected to be included, in charges to utility customers through the ratemaking process.

Duquesne's operations currently satisfy the SFAS No. 71 criteria. However, Duquesne's operations, or a portion thereof, could cease to meet these criteria for various reasons, including a change in PUC or FERC regulations. In such an event, Duquesne would be required to write-off any regulatory assets or liabilities for those operations that no longer meet the SFAS No. 71 requirements.


Results of Operations
- -------------------------------------------------------------------------------

Seasonality

The quarterly results are not necessarily indicative of full-year operations because of seasonal fluctuations. Sales of electricity to ultimate customers by Duquesne tend to increase during the warmer summer and cooler winter seasons because of greater customer use of electricity for cooling and heating.

Operating Revenues

Operating revenues declined $6.5 million during the first quarter of 1995 as compared to the first quarter of 1994 due to lower sales of electricity. The milder 1995 winter weather resulted in a 5.2 percent reduction in sales of electricity to residential customers. Sales of electricity to commercial and industrial customers were comparable to the first quarter of 1994. First quarter sales of electricity to other utilities decreased 21.4 percent in 1995 when compared to 1994 due to milder winter weather and the resulting lower demand from other utilities.

Other operating revenues increased $2.3 million primarily due to an increase in billings by Duquesne to the other joint owners of the Beaver Valley Unit 1 Power Station. The higher billings reflect the other joint owners' share of costs associated with the first quarter 1995 scheduled refueling outage.


Operating Expenses

First quarter fuel and purchased power expense decreased $6.6 million when compared to the first quarter of 1994 due to a 9.9 percent decrease in generation, a more favorable generation mix and lower average fuel costs. The lower level of power generation was consistent with the reduced demand for electricity and electric sales during the three months ended March 31, 1995.

Depreciation and amortization expense increased due to an increase in Duquesne's composite depreciation rate from 3.0 percent to 3.5 percent effective January 1, 1995. The effect of the change in the depreciation rate on first quarter operating income was $5.8 million.

Income taxes decreased compared to the first quarter of 1994 because of lower taxable income and a one percent decrease in the Pennsylvania Corporate Net Income tax rate.


Financial Condition
- -------------------------------------------------------------------------------

Financing

Duquesne plans to meet its current obligations and debt maturities through 1998 with funds generated from operations and through new financings. At March 31, 1995, Duquesne was in compliance with all of its debt covenants.


Outlook
- -------------------------------------------------------------------------------

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


Transmission Access

In March 1994, Duquesne submitted, pursuant to the Federal Power Act, a "good faith" request for transmission service with the Allegheny Power System (APS) and Pennsylvania-New Jersey-Maryland Interconnection Association (PJM Companies). The request is based on 20-year firm service with flexible delivery points for 300 megawatts of transfer capability over the transmission network that extends from Western Pennsylvania to the East Coast. Because of a lack of progress on pricing and other issues, on August 5, and September 16, 1994, Duquesne filed with the FERC applications for transmission service from the PJM Companies and APS, respectively. The applications are authorized under Section 211 of the Federal Power Act, which requires electric utilities to provide firm wholesale transmission service. On March 29, 1995, the FERC issued a notice of proposed rulemaking which would create a new foundation for a more competitive electric industry. Duquesne does not believe that its applications are inconsistent with the proposed rulemaking.


                         _____________________________

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

        a. In lieu of an Annual Meeting, Duquesne's sole stockholder, DQE (the owner of all 10 outstanding shares of Duquesne's common stock), elected directors of Duquesne through a Unanimous Consent of Stockholders executed on April 19, 1995.

        b. The directors elected pursuant to the Unanimous Consent and whose terms will expire in 1998 were:

                Doreen E. Boyce
                David D. Marshall
                Robert Mehrabian

            The directors whose terms continue until 1996 are:

                Sigo Falk
                Robert B. Pease
                Eric W. Springer
                Wesley W. von Schack

            The directors whose terms continue until 1997 are:

                Daniel Berg
                Robert P. Bozzone
                William H. Knoell
                Thomas J. Murrin

        c. The only other matter addressed by the Board of Directors in the Unanimous Consent was the ratification of the appointment of Deloitte & Touche LLP as independent public accountants to audit the books of Duquesne for the year ending December 31, 1995.

Item 6. Exhibits and Reports on Form 8-K.

        a.  Exhibits:

            EXHIBIT 12.1 - Calculation of Ratio of Earnings to Fixed Charges.

            EXHIBIT 27.1 - Financial Data Schedule.

        b. No Current Report on Form 8-K was filed during the three months ended March 31, 1995.


                         _____________________________

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant identified below has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                DUQUESNE LIGHT COMPANY
                                                -------------------------
                                                       (Registrant)



Date      May 11, 1995                             /s/ Gary L. Schwass
     ---------------------                      -------------------------
                                                       (Signature)
                                                     Gary L. Schwass
                                                Senior Vice President and
                                                 Principal Financial and
                                                   Accounting Officer