Form 10-Q
period 1995-06-30
DUQUESNE LIGHT CO
filed 1995-08-14
CIK 30573

                                                                     [CONFORMED]

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q


  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995
                                       -------------

  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM __________ TO __________

                            COMMISSION FILE NUMBER
                            ----------------------
                                     1-956

                            DUQUESNE LIGHT COMPANY
                            ----------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              PENNSYLVANIA                            25-0451600
              ------------                         ---------------
     (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

                      ONE OXFORD CENTRE, 301 GRANT STREET
                        PITTSBURGH, PENNSYLVANIA  15279
                        -------------------------------
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

      REGISTRANTS TELEPHONE NUMBER, INCLUDING AREA CODE:   (412) 393-6000


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORT), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.   YES   X      NO
                                          ----       ----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE:

DQE IS THE HOLDER OF ALL SHARES OF COMMON STOCK, $1 PAR VALUE, OF DUQUESNE LIGHT COMPANY CONSISTING OF 10 SHARES AS OF JUNE 30, 1995 AND JULY 31, 1995.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                             DUQUESNE LIGHT COMPANY
                   CONDENSED STATEMENT OF CONSOLIDATED INCOME
                             (Thousands of Dollars)
                                  (Unaudited)

                                           Three Months Ended     Six Months Ended
                                                June 30,              June 30,
                                          --------------------  --------------------
                                            1995       1994       1995       1994
                                          ---------  ---------  ---------  ---------
Operating Revenues:
  Sales of Electricity:
    Customers                             $255,321   $271,864   $522,577   $570,511
    Phase-in deferrals                           -     (3,990)         -    (28,810)
    Utilities                               12,027      8,660     24,516     23,385
                                          --------   --------   --------   --------
  Total Sales of Electricity               267,348    276,534    547,093    565,086
  Other                                      9,892      7,243     19,479     14,559
                                          --------   --------   --------   --------
      Total Operating Revenues             277,240    283,777    566,572    579,645
                                          --------   --------   --------   --------

Operating Expenses:
  Fuel and purchased power                  52,825     59,915    107,925    121,583
  Other operating                           68,184     72,973    134,535    139,220
  Maintenance                               21,029     21,356     39,859     37,611
  Depreciation and amortization             45,694     38,736     90,515     78,326
  Taxes other than income taxes             20,384     20,827     41,707     42,761
  Income taxes                              13,419     15,597     38,784     45,426
                                          --------   --------   --------   --------
      Total Operating Expenses             221,535    229,404    453,325    464,927
                                          --------   --------   --------   --------
OPERATING INCOME                            55,705     54,373    113,247    114,718
                                          --------   --------   --------   --------
Other Income and (Deductions):
  Allowance for equity funds used during
    construction                               145        336        357        795
  Interest and dividend income               2,014      1,506      4,108      2,845
  Income taxes                                (726)       745     (1,008)     1,712
  Other - net                                 (207)    (1,259)    (1,540)    (4,076)
                                          --------   --------   --------   --------
      Total Other Income and
       (Deductions)                          1,226      1,328      1,917      1,276
                                          --------   --------   --------   --------
INCOME BEFORE INTEREST CHARGES              56,931     55,701    115,164    115,994
                                          --------   --------   --------   --------
Interest Charges:
  Interest on long-term debt and other
   interest                                 24,626     25,423     49,686     50,602
  Allowance for borrowed funds used
    during construction                       (136)      (278)      (334)      (656)
                                          --------   --------   --------   --------
      Total Interest Charges                24,490     25,145     49,352     49,946
                                          --------   --------   --------   --------
NET INCOME                                  32,441     30,556     65,812     66,048

DIVIDENDS ON PREFERRED AND
  PREFERENCE STOCK                           1,483      1,486      2,968      3,083
                                          --------   --------   --------   --------

EARNINGS FOR COMMON STOCK                 $ 30,958   $ 29,070   $ 62,844   $ 62,965
                                          --------   --------   --------   --------

See notes to condensed consolidated financial statements.

                             DUQUESNE LIGHT COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)
                                  (Unaudited)

                                            June 30,    December 31,
                                              1995          1994
                                          ------------  -------------
ASSETS:
Property, Plant and Equipment             $ 4,604,470    $ 4,618,966
Less Accumulated Depreciation and
 Amortization                              (1,588,700)    (1,550,447)
                                          -----------    -----------
    Property, Plant and Equipment - Net     3,015,770      3,068,519
                                          -----------    -----------
Other Property and Investments                 88,655         74,269
                                          -----------    -----------
Current Assets:
  Cash and temporary cash investments          23,014         15,904
  Receivables                                  96,133        132,315
  Other current assets, principally
   material and supplies                      110,148        104,541
                                          -----------    -----------
    Total Current Assets                      229,295        252,760
                                          -----------    -----------
Other Non-Current Assets:
  Extraordinary property loss                  15,636         22,394
  Unamortized debt costs                      101,216        103,454
  Beaver Valley Unit 2 sale/leaseback
   premium                                     32,316         33,414
  Deferred rate synchronization costs          51,149         51,149
  Regulatory tax receivable                   421,287        428,043
  Other regulatory assets                      79,052         72,309
  Other non-current                            39,016         43,556
                                          -----------    -----------
    Total Other Non-Current Assets            739,672        754,319
                                          -----------    -----------
        TOTAL ASSETS                      $ 4,073,392    $ 4,149,867
                                          -----------    -----------
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock - $1 par value (shares -
   90,000,000 authorized; 10 issued)      $     -        $     -
  Capital surplus                             824,437        824,764
  Net unrealized holding gain (loss) on
   investments                                  3,532         (1,571)
  Retained earnings                           292,163        292,319
                                          -----------    -----------
    Total Common Stockholders Equity        1,120,132      1,115,512
                                          -----------    -----------
  Non-redeemable preferred stock               90,229         90,340
  Non-redeemable preference stock, Plan
   Series A                                    29,766         29,857
                                          -----------    -----------
    Total preferred and preference
    stock before deferred ESOP benefit
    (involuntary liquidation values of
    $119,857 and $120,060, exceed par by
    $43,738 and $43,882, respectively)        119,995        120,197

  Deferred employee stock ownership
   plan (ESOP) benefit                        (23,474)       (24,852)
                                          -----------    -----------
    Total Preferred and Preference Stock       96,521         95,345
                                          -----------    -----------
  Long-term debt                            1,319,313      1,368,930
                                          -----------    -----------
    Total Capitalization                    2,535,966      2,579,787
                                          -----------    -----------
Obligations Under Capital Leases               33,166         41,106
                                          -----------    -----------
Current Liabilities:
  Current maturities and sinking fund
   requirements                                86,487         85,691
  Accounts payable                             80,464         88,585
  Accrued liabilities                          47,257         58,826
  Other current liabilities                    35,381         35,469
                                          -----------    -----------
    Total Current Liabilities                 249,589        268,571
                                          -----------    -----------
Deferred investment tax credits               119,610        123,591
                                          -----------    -----------
Deferred income taxes - net                   972,534        991,149
                                          -----------    -----------
Other                                         162,527        145,663
                                          -----------    -----------
Commitments and contingencies (Note 4)
                                          -----------    -----------
        TOTAL CAPITALIZATION AND
         LIABILITIES                      $ 4,073,392    $ 4,149,867
                                          -----------    -----------

           See notes to condensed consolidated financial statements.

                             DUQUESNE LIGHT COMPANY
                 CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                             (Thousands of Dollars)
                                  (Unaudited)


                                             Six Months Ended
                                                  June 30,
                                          ---------------------
                                             1995        1994
                                          ---------   ---------
Cash Flows from Operating Activities:
  Operations                              $ 157,633   $ 164,132
  Changes in working capital                 10,797     (16,353)
  Other - net                                 5,920      28,436
                                          ---------   ---------
    Net Cash Provided from Operating
     Activities                             174,350     176,215
                                          ---------   ---------

Cash Flows Used by Investing Activities:
  Capital expenditures                      (32,454)    (46,039)
  Long-term investments                      (1,430)        -
  Allowance for borrowed funds used
   during construction                         (334)       (656)
  Other - net                                (1,968)      5,343
                                          ---------   ---------
    Net Cash Used by Investing
     Activities                             (36,186)    (41,352)
                                          ---------   ---------

Cash Flows Used in Financing Activities:
  Dividends on capital stock                (66,216)    (67,591)
  Reductions of long-term obligations       (60,738)    (55,944)
  Reductions in notes payable                   -        (8,691)
  Other - net                                (4,100)       (480)
                                          ---------   ---------
    Net Cash Used in Financing
     Activities                            (131,054)   (132,706)
                                          ---------   ---------

Net increase in cash and temporary cash
 investments                                  7,110       2,157
Cash and temporary cash investments at
 beginning of period                         15,904       -
                                          ---------   ---------
Cash and temporary cash investments at
 end of period                            $  23,014   $   2,157
                                          ---------   ---------


See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   CONSOLIDATION, RECLASSIFICATIONS AND ACCOUNTING POLICIES

Duquesne Light Company (Duquesne) is a wholly owned subsidiary of DQE, an energy services holding company formed in 1989. Duquesne is engaged in the production, transmission, distribution and sale of electric energy. Duquesne was formed under the laws of Pennsylvania by the consolidation and merger in 1912 of three constituent companies.

The condensed consolidated financial statements include the accounts of Duquesne and its wholly owned subsidiary. All material intercompany balances and transactions have been eliminated in the preparation of the condensed consolidated financial statements.

In the opinion of management, the unaudited condensed consolidated financial statements included in this report reflect all adjustments that are necessary for a fair presentation of the results of interim periods, and are normal, recurring adjustments. Prior period financial statements were reclassified to conform with the 1995 presentation.

These statements should be read with the financial statements and notes included in the Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1994. The results of operations for the three and six months ended June 30, 1995 are not necessarily indicative of the results which may be expected for the full year.

Depreciation and amortization expense increased due to an increase in Duquesne's composite depreciation rate from 3.0 percent to 3.5 percent effective January 1, 1995. The effect of the change in the depreciation rate on operating income was $9.9 million and $5.8 million for the six months ended June 30, 1995 and three months ended March 31, 1995, respectively.

Duquesne's other property and investments include certain investments in marketable securities. In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, these investments are classified as available-for-sale and are stated at market value. The amount of unrealized holding gain (loss) on investments at June 30, 1995, and December 31, 1994, are $6.0 million and $(2.8) million, respectively. Reduced for deferred income taxes, net unrealized holding gain (loss) on investments are $3.5 million and $(1.6) million at June 30, 1995, and December 31, 1994, respectively.

2.   RECEIVABLES

Components of Receivables for the periods indicated are as follows:

                                                       Amounts in Thousands of Dollars
                                               ----------------------------------------------

                                               June 30,        June 30,          December 31,
                                                 1995            1994                1994
                                               --------        --------          ------------
Electric customer accounts receivable          $ 93,453        $103,868            $ 96,157
Other accounts receivable                        45,141          39,998              51,179
     Less:  Allowance for uncollectible
      accounts                                  (16,461)        (14,955)            (15,021)
                                               --------        --------            --------
Receivables less allowance for uncollectible
  accounts                                      122,133         128,911             132,315
     Less:  Receivables sold                    (26,000)        (50,000)               -
                                               --------        --------            --------
Total Receivables                              $ 96,133        $ 78,911            $132,315
                                               --------        --------            --------

Duquesne and an unaffiliated corporation have an agreement that entitles Duquesne to sell and the corporation to purchase, on an ongoing basis, up to $50 million of accounts receivable. Duquesne had $26.0 million of receivables sold at June 30, 1995. The accounts receivable sales agreement, which expires in June 1996, is one of many sources of funds available to Duquesne.


3.   RATE MATTERS

Electric rates charged by Duquesne to its customers are regulated by the Pennsylvania Public Utility Commission (PUC). Electric rates charged to the Borough of Pitcairn and to other electric utilities are regulated by the Federal Energy Regulatory Commission (FERC). These rates are designed to recover Duquesnes operating expenses, investment in utility assets, and a return on those investments. Sales to other utilities are made at market rates. At this time, Duquesne has no pending base rate case and has no immediate plans to file a base rate case.


Regulatory Assets

As a result of the 1987 Rate Case, and the continued application of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71), Duquesne records regulatory assets on its consolidated balance sheet. The regulatory assets represent probable future revenue to Duquesne because provisions for these costs are currently included, or are expected to be included, in charges to utility customers through the ratemaking process. Management will continue to evaluate significant changes in the regulatory and competitive environment to assess Duquesne's overall consistency with the criteria of SFAS No. 71.


Regulatory Tax Receivable

With respect to the financial statement presentation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, Duquesne reflects the amortization of the regulatory tax receivable resulting from reversals of deferred taxes as depreciation and amortization expense. Reversals of deferred income taxes-net are included in income taxes.

Property Held for Future Use

In 1986, the PUC approved Duquesne's request to remove the Phillips and most of the Brunot Island (BI) power stations from service and place them in cold reserve. Duquesne expects to recover its net investment in these plants through future electricity sales. Phillips and BI represent licensed, certified, clean sources of electricity that will be necessary to meet expanding opportunities in the power markets. Duquesne believes that anticipated growth in peak load demand for electricity within its service territory will require additional peaking generation. Duquesne looks to BI to meet this need. The Phillips power plant is an important component in Duquesne's strategy to identify and serve opportunities for providing bulk power service. With recent legislation promoting wider transmission access to bulk power markets and with the opportunity to package a sale of power from Phillips with the support of Duquesne's system, the Phillips plant could be made a highly reliable, cost-competitive alternative for most purchasers. In summary, Duquesne believes its investment in these cold-reserved plants will be necessary in order to meet future business needs. If business opportunities do not develop as expected, Duquesne will consider the sale of these assets. In the event that market demand, transmission access or rate recovery do not support the utilization or sale of the plants, Duquesne may have to write off part or all of their costs. At June 30, 1995, Duquesne's net investment in Phillips and BI was $93.2 million and $42.4 million, respectively.


4.   COMMITMENTS AND CONTINGENCIES

Construction

Duquesne estimates that it will spend approximately $81 million on utility construction during 1995. This amount excludes allowance for funds used during construction (AFC), nuclear fuel, expenditures for possible early replacement of steam generators at the Beaver Valley Station (See "Nuclear Litigation" discussion on page 9.) and expenditures for the refurbishment of the cold-reserved units.


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

Based upon site specific studies finalized in 1992 for Beaver Valley Unit 2, and in 1994 for Beaver Valley Unit 1 and Perry Unit 1, Duquesnes share of the total estimated decommissioning costs, including removal and decontamination costs, currently being used to determine Duquesne's cost of service, are $122 million for Beaver Valley Unit 1, $35 million for Beaver Valley Unit 2, and $67 million for Perry Unit 1.

In conjunction with an August 18, 1994, PUC Accounting Order, Duquesne has increased the annual contribution to its decommissioning trusts by approximately $2 million to bring the total annual funding to approximately $4 million per year. Duquesne plans to continue making periodic reevaluations of estimated decommissioning costs, to provide additional funding from time to time, and to seek regulatory approval for recognition of these increased funding levels.

Duquesne records decommissioning costs under the category of depreciation and amortization expense and accrues a liability equal to that amount for nuclear decommissioning expense. Such nuclear decommissioning funds are deposited in external, segregated trust accounts. The funds are invested in a portfolio consisting of municipal bonds, certificates of deposit, and U.S. government securities having a weighted average duration of 4 - 7 years. Trust fund earnings increase the fund balance and the recorded liability. The market value of the aggregate trust fund balances at June 30, 1995 totaled approximately $25 million. On Duquesne's condensed consolidated balance sheet, the decommissioning trusts have been reflected in long-term investments, and the related liability has been recorded as other liabilities.

Nuclear Insurance. All of the companies with an interest in the Beaver Valley Power Station maintain the maximum available nuclear insurance for the $5.9 billion total investment in Beaver Valley Units 1 and 2. The insurance program provides $2.8 billion for property damage, decommissioning, and decontamination liabilities. Similar property insurance is held by the joint owners of the Perry plant for their $5.5 billion total investment in Perry Unit 1. Duquesne would be responsible for its share of any damages in excess of insurance coverage. In addition, if the property damage reserves of Nuclear Electric Insurance Limited (NEIL), an industry mutual insurance company, are inadequate to cover claims arising from an incident at any United States nuclear site covered by that insurer, Duquesne could be assessed retrospective premiums totaling a maximum of $10.0 million.

The Price-Anderson Amendments to the Atomic Energy Act limit public liability from a single incident at a nuclear plant to $8.9 billion. Duquesne has purchased $200 million of insurance, the maximum amount available, which provides the first level of financial protection.

Additional protection of $8.3 billion would be provided by an assessment of up to $75.5 million per incident on each nuclear unit in the United States. Duquesne's maximum total assessment, $56.6 million, which is based upon its ownership or leasehold interests in three nuclear generating units, would be limited to a maximum of $7.5 million per incident per year. A further surcharge of 5 percent could be levied if the total amount of public claims exceeded the funds provided under the assessment program. Additionally, a state premium tax (typically 3 percent) would be charged on the assessment and surcharge.
Finally, the United States Congress could impose other revenue-raising measures on the nuclear industry if funds prove insufficient to pay claims.

Duquesne carries extra expense insurance; coverage includes the incremental cost of any replacement power purchased (in addition to costs that would have been incurred had the units been operating) and other incidental expense after the occurrence of certain types of accidents at its nuclear units. The amounts of the coverage are 100 percent of the estimated extra expense per week during the 52-week period starting 21 weeks after an accident and 80 percent of such estimate per week for the following 104 weeks. The amount and duration of actual extra expense could substantially exceed insurance coverage. NEIL also writes this insurance. If NEIL's reserves are inadequate to cover claims at any United States nuclear site covered by that insurer, Duquesne could be assessed retrospective premiums totaling a maximum of $2.9 million.

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

The condition of the Beaver Valley Unit 1 and Unit 2 steam generators is being monitored closely. Duquesne's steam generator maintenance costs have increased as a result of these defects and are likely to continue increasing. Replacement of the Beaver Valley Unit 1 steam generator defective components may occur as early as 1999. Based on the experience of other utilities with similar units that have replaced steam generators, replacement cost per unit is estimated to be approximately $125 million.

A jury trial began September 12, 1994, in Federal District Court in Western Pennsylvania. Pennsylvania Power Company, Ohio Edison Company, CEI, Toledo Edison Company and Duquesne were joined in the litigation against Westinghouse. On October 24, 1994, the Court dismissed four of the five claims against Westinghouse, leaving only the fraud claim. On December 6, 1994, the jury rendered a verdict in favor of Westinghouse on the fraud count. On January 5, 1995, the owners of joint interests in the Beaver Valley plants appealed the decision to the United States Court of Appeals for the Third Circuit. Oral argument is scheduled for August 25, 1995. Duquesne cannot predict the final outcome of this litigation; however, Duquesne does not believe that resolution will have a materially adverse effect on Duquesne's financial position or results of operations.

Spent Nuclear Fuel Disposal. Under the Nuclear Waste Policy Act of 1982, which establishes a policy for handling and disposing of spent nuclear fuel and requires the establishment of a final repository to accept spent fuel, contracts for nuclear plants have been entered into with the Department of Energy (DOE) for permanent disposal of spent nuclear fuel and high-level radioactive waste. The DOE has indicated that the repository will not be available for acceptance of spent fuel before 2011. Existing on-site spent fuel storage capacities at Beaver Valley Unit 1, Beaver Valley Unit 2 and Perry are expected to be sufficient until 2017, 2011, and 2009, respectively.

Uranium Enrichment Decontamination and Decommissioning Fund. Nuclear reactor licensees in the United States are assessed annually for the decontamination and decommissioning of DOE enrichment facilities. Assessments are based on the amount of uranium a utility had processed for enrichment prior to enactment of the National Energy Policy Act of 1992 (energy act) and are to be paid by such utilities over a 15-year period. At June 30, 1995, Duquesne's liability for contributions is approximately $9.9 million. Contributions, when made, are recovered through the Energy Cost Rate Adjustment Clause (ECR).

Guarantees

Duquesne and the other co-owners have guaranteed certain debt and lease obligations related to a coal supply contract for the Bruce Mansfield plant. At June 30, 1995, Duquesne's share of these guarantees was $26.1 million. The prices paid for the coal by the companies under this contract are expected to be sufficient to meet debt and lease obligations to be satisfied by January 1, 2000. The minimum future payments to be made by Duquesne solely in relation to these obligations are $29.4 million at June 30, 1995.


Residual Waste Management Regulations

In 1992, the Pennsylvania Department of Environmental Protection (DEP) issued Residual Waste Management Regulations governing the generation and management of non-hazardous waste. Duquesne is currently conducting tests and developing compliance strategies. Capital compliance costs are estimated, on the basis of information currently available, at approximately $5 million in 1995. The expected additional capital cost of compliance through 2000 is estimated, based on current information, to be approximately $25 million; this estimate is subject to the results of continuing ground water assessments and DEP final approval of compliance plans.


Other

Duquesne is involved in various other legal proceedings and environmental matters. Duquesne believes that such proceedings and matters, in total, will not have a materially adverse effect on its financial position or results of operations.



                         ______________________________

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations


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

Duquesne's nuclear facility operations are subject to regulation by the Nuclear Regulatory Commission (NRC) under the Atomic Energy Act of 1954, as amended, with respect to the operation of its jointly owned/leased nuclear power plants, Beaver Valley Unit 1, Beaver Valley Unit 2 and Perry Unit 1.

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

Duquesne's operations currently satisfy the SFAS No. 71 criteria. However, Duquesne's operations or a portion of such operations could cease to meet these criteria for various reasons including a change in PUC or FERC regulations. Should Duquesne cease to meet the SFAS No. 71 criteria, it would be required to write-off any regulatory assets or liabilities for those operations that no longer meet these requirements.

Results of Operations
------------------------------------------------------------------------------

Seasonality

The quarterly results are not necessarily indicative of full-year operations because of seasonal fluctuations. Sales of electricity to ultimate customers by Duquesne's utility operations tend to increase during the warmer summer and cooler winter seasons because of greater customer use of electricity for cooling and heating.


Operating Revenues

Total operating revenues declined $6.5 million during the second quarter of 1995 as compared to the second quarter of 1994 due to lower sales of electricity.
The milder 1995 weather resulted in a 4.6 percent reduction in sales of electricity to residential customers. Second quarter sales of electricity to commercial and industrial customers decreased 4.9% compared to the second quarter of 1994. Second quarter sales of electricity to other utilities increased 38.9 percent in 1995 when compared to 1994 because the nuclear generating station outages in the second quarter of 1994 reduced generating capacity available for sale during the three months ended June 30, 1994.

Second quarter other operating revenues increased $2.6 million when compared to the second quarter of 1994 primarily due to an increase in billings by Duquesne to the other joint owners of the Beaver Valley Unit 2 Power Station. The higher billings reflect the other joint owners share of costs associated with the 1995 scheduled refueling outage at the unit.


Operating Expenses

Current quarter fuel and purchased power expense decreased $7.1 million when compared to the second quarter of 1994 due to a more favorable generation mix and lower purchased power costs. The advantageous generation mix and reduced purchased power costs were consistent with greater nuclear power station availability during the second quarter of 1995.

Second quarter other operating expense declined $4.8 million when compared to the prior year due to reduced maintenance outage costs at Perry Unit 1 Power Station.

Depreciation and amortization expense for the second quarter increased due to an increase in Duquesne's composite depreciation rate from 3.0 percent to 3.5 percent effective January 1, 1995. The effect of the change in the depreciation rate on second quarter operating income was $4.1 million.

Income taxes decreased compared to the second quarter of 1994 because of lower taxable income and a one percent decrease in the Pennsylvania Corporate Net Income tax rate.


Liquidity and Capital Resources
------------------------------------------------------------------------------

Financing

Duquesne plans to meet its current obligations and debt maturities through 1998 with funds generated from operations and through new financings. At June 30, 1995, Duquesne was in compliance with all of its debt covenants.

On September 1, 1995, Duquesne will redeem all of its outstanding shares of $7.20 preferred stock for $30.3 million.


Outlook
------------------------------------------------------------------------------

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

The National Energy Policy Act of 1992 (energy act) was designed, among other things, to foster competition. Among other provisions, the energy act amended the Public Utility Holding Company Act of 1935 (1935 act) and the Federal Power Act.

Amendments to the Federal Power Act created the potential for utilities and other power producers to gain increased access to transmission systems of other utilities in order to facilitate sales to other utilities. The amendments permit the FERC to order utilities to transmit power over their lines for use by other suppliers and to enlarge or construct additional transmission capacity to provide these services. Duquesne is currently pursuing expanded transmission access under these amendments. (See discussion in "Transmission Access" on page 14.)

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

Transmission Access

In March 1994, Duquesne submitted, pursuant to the Federal Power Act, separate "good faith" requests for transmission service with the Allegheny Power System
(APS) and Pennsylvania-New Jersey-Maryland Interconnection Association (PJM Companies), respectively. Each request is based on 20-year firm service with flexible delivery points for 300 megawatts of transfer capability over the APS and PJM transmission networks which together extend from western Pennsylvania to the East Coast. Because of a lack of progress on pricing and other issues, on August 5 and September 16, 1994, Duquesne filed with the FERC applications for transmission service from the PJM Companies and APS, respectively. The applications are authorized under Section 211 of the Federal Power Act, which requires electric utilities to provide firm wholesale transmission service. On May 16, 1995, the FERC issued proposed orders instructing APS and the PJM Companies to provide transmission service to Duquesne and directing the parties to negotiate specific rates, terms and conditions. Rehearing may be sought only after the FERC issues final orders. Duquesne cannot predict the final outcome of these proceedings.

                         ______________________________

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

   a. Exhibits:

      EXHIBIT 12.1 - Calculation of Ratio of Earnings to Fixed Charges.

      EXHIBIT 27.1 - Financial Data Schedule.

   b. Current Report on Form 8-K filed during the three months ended June 30, 1995:

      (1) May 22, 1995 - The following event was reported:

          Item 5. Federal Energy Regulatory Commission responded favorably to Section 211 applications filed by Duquesne Light Company for transmission service from the Pennsylvania-New Jersey-Maryland Power Pool and Allegheny Power System by issuing proposed orders requiring the provision of firm transmission service at comparable prices.

      No financial statements were filed with this report.


                     ______________________________

                                   SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant identified below has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     DUQUESNE LIGHT COMPANY
                                                     ----------------------
                                                          (Registrant)



Date       August 14, 1995                             /s/ Gary L. Schwass
       -------------------------                    -------------------------
                                                            (Signature)
                                                          Gary L. Schwass
                                                     Senior Vice President and
                                                      Principal Financial and
                                                          Accounting Officer

                     Duquesne Light Company and Subsidiary

               Calculation of Ratio of Earnings to Fixed Charges
                             (Thousands of Dollars)

                                                                          Year Ended December 31,
                                                             -------------------------------------------------
                                          Six Months Ended
                                            June 30, 1995      1994       1993      1992      1991      1990
                                          -----------------  ---------  --------  --------  --------  --------
FIXED CHARGES:
  Interest on long-term debt                  $ 45,825       $ 94,646   $102,938  $119,179  $127,606  $135,850
  Other interest                                   658          1,095      2,387     1,749     1,773     4,939
  Amortization of debt discount,
   premium and expense-net                       3,203          6,381      5,541     4,223     3,892     4,039
  Portion of lease payments
   representing an interest factor              21,977         44,839     45,925    60,721    64,189    64,586
                                              --------       --------   --------  --------  --------  --------
        Total Fixed Charges                   $ 71,663       $146,961   $156,791  $185,872  $197,460  $209,414
                                              --------       --------   --------  --------  --------  --------

EARNINGS:
  Income from continuing operations           $ 65,812       $147,449   $144,787  $149,768  $143,133  $135,456
  Income taxes                                  39,792*        87,897*    75,042   107,999   101,073    84,478
  Fixed charges as above                        71,663        146,961    156,791   185,872   197,460   209,414
                                              --------       --------   --------  --------  --------  --------
        Total Earnings                        $177,267       $382,307   $376,620  $443,639  $441,666  $429,348
                                              --------       --------   --------  --------  --------  --------

RATIO OF EARNINGS TO FIXED CHARGES                2.47           2.60       2.40      2.39      2.24      2.05
                                              --------       --------   --------  --------  --------  --------

   Duquesne's share of the fixed charges of an unaffiliated coal supplier, which amounted to approximately $1.8 million for the six months ended
June 30, 1995, has been excluded from the ratio.

*Earnings related to income taxes reflect a $3.6 million decrease for the six months ended June 30, 1995, and a $6.8 decrease for the year ended December 31, 1994, due to a financial statement reclassification related to SFAS 109. The Ratio of Earnings to Fixed Charges absent this reclassification equals 2.52 and
2.65 for the six months ended June 30, 1995 and the year ended December 31, 1994, respectively.