Form 10-Q
period 1995-09-30
DUQUESNE LIGHT CO
filed 1995-11-13
CIK 30573

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549


                                  FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended September 30, 1995
                                    ------------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period From            to
                                    ----------    ----------

                            Commission File Number
                            ----------------------
                                    1-956

                            Duquesne Light Company
                            ----------------------
            (Exact name of registrant as specified in its charter)

              Pennsylvania                             25-0451600
              ------------                             ----------
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

                     One Oxford Centre, 301 Grant Street
                       Pittsburgh, Pennsylvania  15279
                       -------------------------------
             (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code:   (412) 393-6000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X      No
                                          ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

DQE is the holder of all shares of common stock, $1 par value, of Duquesne Light Company consisting of 10 shares as of September 30, 1995 and October 31, 1995.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                             DUQUESNE LIGHT COMPANY
                   CONDENSED STATEMENT OF CONSOLIDATED INCOME
                             (Thousands of Dollars)
                                  (Unaudited)

                                           Three Months Ended    Nine Months Ended
                                             September 30,         September 30,
                                          --------------------  --------------------
                                            1995       1994       1995       1994
                                          ---------  ---------  ---------  ---------
Operating Revenues:
  Sales of Electricity:
    Customers                             $319,527   $303,146   $842,104   $873,657
    Phase-in deferrals                        -          -          -       (28,810)
    Utilities                               15,356     12,234     39,872     35,619
                                          --------   --------   --------   --------
  Total Sales of Electricity               334,883    315,380    881,976    880,466
  Other                                      7,844      7,124     27,323     21,683
                                          --------   --------   --------   --------
      Total Operating Revenues             342,727    322,504    909,299    902,149
                                          --------   --------   --------   --------

Operating Expenses:
  Fuel and purchased power                  66,466     64,780    174,391    186,363
  Other operating                           70,833     68,863    205,368    208,083
  Maintenance                               21,185     20,797     61,044     58,408
  Depreciation and amortization             45,625     38,781    136,140    117,107
  Taxes other than income taxes             23,275     22,235     64,982     64,996
  Income taxes                              36,342     35,378     75,126     80,804
                                          --------   --------   --------   --------
      Total Operating Expenses             263,726    250,834    717,051    715,761
                                          --------   --------   --------   --------

OPERATING INCOME                            79,001     71,670    192,248    186,388
                                          --------   --------   --------   --------

Other Income and (Deductions):
  Interest and dividend income               2,261      1,835      6,369      4,680
  Income taxes                              (1,860)       135     (2,868)     1,847
  Other - net                               (2,358)    (3,304)    (3,541)    (6,585)
                                          --------   --------   --------   --------
      Total Other Income and (Deductions)   (1,957)    (1,334)       (40)       (58)
                                          --------   --------   --------   --------

INCOME BEFORE INTEREST CHARGES              77,044     70,336    192,208    186,330

INTEREST CHARGES                            24,257     25,460     73,609     75,405
                                          --------   --------   --------   --------

NET INCOME                                  52,787     44,876    118,599    110,925

DIVIDENDS ON PREFERRED AND
  PREFERENCE STOCK                           1,380      1,481      4,348      4,565
                                          --------   --------   --------   --------
EARNINGS FOR COMMON STOCK                 $ 51,407   $ 43,395   $114,251   $106,360
                                          --------   --------   --------   --------

See notes to condensed consolidated financial statements.

                             DUQUESNE LIGHT COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                       (Thousands of Dollars) (Unaudited)

                                                                         September 30,   December 31,
                                                                              1995           1994
                                                                         --------------  -------------
Property, Plant and Equipment                                             $ 4,618,958    $ 4,618,966
Less Accumulated Depreciation and Amortization                             (1,630,538)    (1,550,447)
                                                                          -----------    -----------
    Property, Plant and Equipment - Net                                     2,988,420      3,068,519
                                                                          -----------    -----------
Other Property and Investments                                                161,239         74,269
                                                                          -----------    -----------
Current Assets:
  Cash and temporary cash investments                                            -            15,904
  Receivables                                                                 133,204        132,315
  Other current assets, principally material and supplies                      90,221        104,541
                                                                          -----------    -----------
    Total Current Assets                                                      223,425        252,760
                                                                          -----------    -----------
Other Non-Current Assets:
  Extraordinary property loss                                                  11,997         22,394
  Unamortized debt costs                                                      102,333        103,454
  Beaver Valley Unit 2 sale/leaseback premium                                  31,940         33,414
  Deferred rate synchronization costs                                          51,149         51,149
  Regulatory tax receivable                                                   417,909        428,043
  Other regulatory assets                                                      71,040         72,309
  Other non-current                                                            41,405         43,556
                                                                          -----------    -----------
    Total Other Non-Current Assets                                            727,773        754,319
                                                                          -----------    -----------
        TOTAL ASSETS                                                      $ 4,100,857    $ 4,149,867
                                                                          -----------    -----------
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock - $1 par value (shares - 90,000,000
    authorized; 10 issued)                                                $      -       $      -
  Capital surplus                                                             824,320        824,764
  Net unrealized holding gain (loss) on investments                             7,957         (1,571)
  Retained earnings                                                           296,570        292,319
                                                                          -----------    -----------
    Total Common Stockholders' Equity                                       1,128,847      1,115,512
                                                                          -----------    -----------
  Non-redeemable preferred stock                                               63,608         90,340
  Non-redeemable preference stock, Plan Series A                               29,683         29,857
                                                                          -----------    -----------
    Total preferred and preference stock before deferred ESOP
     benefit (involuntary liquidation values of $93,154 and
     $120,060, exceed par by $28,847 and $43,882, respectively)                93,291        120,197

  Deferred employee stock ownership plan (ESOP) benefit                       (22,855)       (24,852)
                                                                          -----------    -----------
    Total Preferred and Preference Stock                                       70,436         95,345
                                                                          -----------    -----------
  Long-term debt                                                            1,322,470      1,368,930
                                                                          -----------    -----------
    Total Capitalization                                                    2,521,753      2,579,787
                                                                          -----------    -----------
Obligations Under Capital Leases                                               32,292         41,106
                                                                          -----------    -----------
Current Liabilities:
  Current maturities and 1994 sinking fund requirements                        72,472         85,691
  Accounts payable                                                             96,828         88,585
  Accrued liabilities                                                          56,268         58,826
  Other current liabilities                                                    49,995         35,469
                                                                          -----------    -----------
    Total Current Liabilities                                                 275,563        268,571
                                                                          -----------    -----------
Deferred investment tax credits                                               117,718        123,591
                                                                          -----------    -----------
Deferred income taxes - net                                                   807,711        991,149
                                                                          -----------    -----------
Deferred Credits                                                              345,820        145,663
                                                                          -----------    -----------
Commitments and contingencies (Note 4)
                                                                          -----------    -----------
        TOTAL CAPITALIZATION AND LIABILITIES                              $ 4,100,857    $ 4,149,867
                                                                          -----------    -----------

See notes to condensed consolidated  financial statements.

                             DUQUESNE LIGHT COMPANY
                 CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                             (Thousands of Dollars)
                                  (Unaudited)

                                                                          Nine Months Ended
                                                                            September 30,
                                                                        ---------------------
                                                                           1995        1994
                                                                        ---------   ---------
Cash Flows from Operating Activities:
  Operations                                                            $ 251,702   $ 255,023
  Changes in working capital                                               33,642     (21,877)
  Other - net                                                              34,034      62,771
                                                                        ---------   ---------
    Net Cash Provided from Operating Activities                           319,378     295,917
                                                                        ---------   ---------

Cash Flows Used by Investing Activities:
  Capital expenditures                                                    (50,395)    (65,918)
  Long-term investments                                                   (64,980)       -
  Other - net                                                               5,529       4,343
                                                                        ---------   ---------
    Net Cash Used by Investing Activities                                (109,846)    (61,575)
                                                                        ---------   ---------

Cash Flows Used in Financing Activities:
  Dividends on capital stock                                             (115,088)   (117,326)
  Reductions of long-term obligations (net)                              (101,968)    (65,211)
  Reductions in notes payable                                                -        (10,391)
  Other - net                                                              (8,380)     (1,976)
                                                                        ---------   ---------
    Net Cash Used in Financing Activities                                (225,436)   (194,904)
                                                                        ---------   ---------

Net increase in cash and temporary cash investments                       (15,904)     39,438
Cash and temporary cash investments at beginning of period                 15,904        -
                                                                        ---------   ---------
Cash and temporary cash investments at end of period                    $    -      $  39,438
                                                                        ---------   ---------

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   CONSOLIDATION, RECLASSIFICATIONS AND ACCOUNTING POLICIES

Duquesne Light Company (Duquesne) is a wholly owned subsidiary of DQE, an energy services holding company formed in 1989. Duquesne is engaged in the production, transmission, distribution and sale of electric energy. Duquesne was formed under the laws of Pennsylvania by the consolidation and merger in 1912 of three constituent companies, whose origins date to 1880.

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

These statements should be read with the financial statements and notes included in the Form 10-k, Annual Report, filed with the Securities and Exchange Commission for the year ended December 31, 1994. The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of the results which may be expected for the full year.

Depreciation and amortization expense increased due to an increase in Duquesne's composite depreciation rate from 3.0 percent to 3.5 percent effective January 1, 1995. The effect of the change in the depreciation rate on operating income was $8.6 million, net of taxes, for the nine months ended September 30, 1995.

Duquesne's other property and investments include certain investments in marketable securities. In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, these investments are classified as available-for-sale and are stated at market value. The amount of unrealized holding gain (loss) on investments at September 30, 1995, and December 31, 1994, are $13.6 million and $(2.8) million, respectively. Reduced for deferred income taxes, net unrealized holding gain (loss) on investments are $8.0 million and $(1.6) million at September 30, 1995, and December 31, 1994, respectively.

In 1995, the Financial Accounting Standards Board issued Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS No. 121), and Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 121 requires a financial accounting of long-lived assets impaired in economic fair value or, in the case of regulated utilities, regulatory assets excluded from allowable costs. SFAS No. 123 defines a fair value based method of accounting for stock based compensation plans. Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Both Standards are effective January 1, 1996. Duquesne is currently reviewing the effects, if any, of a January 1, 1996, adoption.

2.   RECEIVABLES

Components of Receivables for the periods indicated are as follows:


                                                             Amounts in Thousands of Dollars
                                                  ----------------------------------------------------
                                                  September 30,        September 30,      December 31,
                                                      1995                  1994              1994
                                                      ----                  ----              ----
Electric customer accounts receivable               $110,963             $105,469            $ 96,157
Other accounts receivable                             41,452               39,814              51,179
     Less:  Allowance for uncollectible accounts     (19,211)             (13,879)            (15,021)
                                                    --------             --------            --------
Receivables less allowance for uncollectible
 Accounts                                            133,204              131,404             132,315
     Less:  Receivables sold                            -                    -                   -
                                                    --------             --------            --------
Total Receivables                                   $133,204             $131,404            $132,315
                                                    --------             --------            --------

Duquesne and an unaffiliated corporation have an agreement that entitles Duquesne to sell and the corporation to purchase, on an ongoing basis, up to $50 million of accounts receivable. At September 30, 1995, Duquesne had not sold any receivables to the unaffiliated corporation. The accounts receivable sales agreement, which expires in June 1996, is one of many sources of funds available to Duquesne.


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

Property Held for Future Use

In 1986, the PUC approved Duquesne's request to remove the Phillips and most of the Brunot Island (BI) power stations from service and place them in cold reserve. Duquesne expects to recover its net investment in these plants through future electricity sales. Duquesne believes its investment in these cold-reserved plants will be necessary in order to meet future business needs. If business opportunities do not develop as expected, Duquesne will consider the sale of these or other generating assets. In the event that market demand, transmission access or rate recovery do not support the utilization or sale of the plants, Duquesne may have to write off part or all of their costs. At September 30, 1995, Duquesne's net investment in Phillips and BI was $93.0 million and $42.5 million, respectively.


4.   COMMITMENTS AND CONTINGENCIES

Construction

Duquesne estimates that it will spend $81 million on utility construction during 1995. This amount excludes allowance for funds used during construction (AFC), nuclear fuel, expenditures for possible early replacement of steam generators at the Beaver Valley Power Station (See "Nuclear Litigation" discussion on page 8.) and expenditures for the refurbishment of the cold-reserved units.


Nuclear-Related Matters

Duquesne operates two nuclear units and has an ownership interest in a third. The operation of a nuclear facility involves special risks, potential liabilities and specific regulatory and safety requirements. Specific information about risk management and potential liabilities is discussed below.

Nuclear Decommissioning. The PUC ruled that recovery of the decommissioning costs for Beaver Valley Unit 1 could begin in 1977, and that recovery for Beaver Valley Unit 2 and Perry Unit 1 could begin in 1988. Duquesne expects to decommission Beaver Valley Unit 1, Beaver Valley Unit 2 and Perry Unit 1 no earlier than the expiration of each plant's operating license, 2016, 2026 and 2025, respectively. Beaver Valley Unit 1 will be placed in safe storage until the expiration of the Beaver Valley Unit 2 operating license, at which time the units may be decommissioned together.

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

In conjunction with an August 18, 1994, PUC Accounting Order, Duquesne has increased the annual contribution to its decommissioning trusts by approximately $2 million to bring the total annual funding to approximately $4 million per year. In collaboration with Duquesne and several other Pennsylvania utilities, the PUC Office of Special Assistants is evaluating various decommissioning issues, including funding methods. The PUC may issue a report as early as the end of 1995. Duquesne expects any action relating to the report of the PUC will result in further increases in annual contributions to its decommissioning trusts.

Duquesne records decommissioning costs under the category of depreciation and amortization expense and accrues a liability equal to that amount for nuclear decommissioning expense. Such nuclear decommissioning funds are deposited in external, segregated trust accounts. The funds are invested in a portfolio consisting of municipal bonds, certificates of deposit, and U.S. government securities having a weighted average duration of 4 - 7 years. Trust fund earnings increase the fund balance and the recorded liability. The market value of the aggregate trust fund balances at September 30, 1995 totaled approximately $27 million. On Duquesne's condensed consolidated balance sheet, the decommissioning trusts have been reflected in long-term investments, and the related liability has been recorded as other liabilities.

Nuclear Insurance. All of the companies with an interest in Beaver Valley Unit 1, Beaver Valley Unit 2 and Perry Unit 1 maintain nuclear property insurance which provides coverage for property damage, decommissioning, and decontamination liabilities. Duquesne's share of this program provides for $1.2 billion of insurance coverage for Duquesne's net investment of $423.7 million in the Beaver Valley Power Station and $571.4 million in Perry Unit 1, plus its interest in Beaver Valley Unit 2 with lease commitments of $401.7 million, at September 30, 1995. The lease commitments of $401.7 million represent the net present value of the lease payments discounted at 10.94 percent. Duquesne would be responsible for its share of any damages in excess of insurance coverage. In addition, if the property damage reserves of Nuclear Electric Insurance Limited
(NEIL), an industry mutual insurance company, are inadequate to cover claims arising from an incident at any United States nuclear site covered by that insurer, Duquesne could be assessed retrospective premiums totaling a maximum of $11.4 million.

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

Duquesne carries extra expense insurance; coverage includes the incremental cost of any replacement power purchased (in addition to costs that would have been incurred had the units been operating) and other incidental expense after the occurrence of certain types of accidents at its nuclear units. The amounts of the coverage are 100 percent of the estimated extra expense per week during the 52-week period starting 21 weeks after an accident and 80 percent of such estimate per week for the following 104 weeks. The amount and duration of actual extra expense could substantially exceed insurance coverage. NEIL also provides this insurance. If NEIL's reserves are inadequate to cover claims at any United States nuclear site covered by that insurer, Duquesne could be assessed retrospective premiums not to exceed $3.5 million.

Nuclear Litigation. Beaver Valley Unit 1 and Unit 2 interests are jointly owned/leased generating units. Duquesne's percentage interests held in Beaver Valley Unit 1 and in Beaver Valley Unit 2 are 47.5 percent and 13.74 percent, respectively. The remainder of Beaver Valley Unit 1 is owned by Ohio Edison Company and by Pennsylvania Power Company. The remaining interest in Beaver Valley Unit 2 is held by Ohio Edison Company, The Cleveland Electric Illuminating Company (CEI) and The Toledo Edison Company. Duquesne operates both units on behalf of the joint owners of interests.

In 1991, the aforementioned owners of joint interests in Beaver Valley Unit 1 and Unit 2 filed suit against Westinghouse Electric Corporation (Westinghouse) in the United States District Court for the Western District of Pennsylvania. The suit alleged that the steam generators supplied by Westinghouse for the two units contain serious defects - in particular defects causing tube corrosion and cracking. To date, twelve additional lawsuits have been brought by other utility companies around the country against Westinghouse for similar problems with Westinghouse steam generators.

The condition of the Beaver Valley Unit 1 and Unit 2 steam generators is being monitored closely. Duquesne's steam generator maintenance costs have increased as a result of these defects and are likely to continue increasing. Replacement of the Beaver Valley Unit 1 steam generator defective components may occur as early as 1999. Based on the experience of other utilities with similar units that have replaced steam generators, replacement cost is estimated to be approximately $125 million per unit.

A jury trial began September 12, 1994, in Federal District Court in Western Pennsylvania. Pennsylvania Power Company, Ohio Edison Company, CEI, Toledo Edison Company and Duquesne were joined in the litigation against Westinghouse. On October 24, 1994, the Court dismissed four of the five claims against Westinghouse, leaving only the fraud claim. On December 6, 1994, the jury rendered a verdict in favor of Westinghouse on the fraud count. On January 5, 1995, the owners of joint interests in the Beaver Valley plants appealed the decision to the United States Court of Appeals for the Third Circuit. The United States Court of Appeals for the Third Circuit on September 12, 1995, affirmed the ruling of the Trial Court in the suit brought by the owners of joint interest in Beaver Valley Unit 1 and Unit 2 against Westinghouse for the supply of defective steam generators. The owners of joint interests will not seek rehearing or petition for review of the Third Circuit Court's ruling upholding the Trial Court decision in favor of Westinghouse. Duquesne does not believe this disposition will have a materially adverse effect on its financial position or results of operations.

Spent Nuclear Fuel Disposal. Under the Nuclear Waste Policy Act of 1982, which establishes a policy for handling and disposing of spent nuclear fuel and requires the establishment of a final repository to accept spent fuel, contracts for nuclear plants have been entered into with the Department of Energy (DOE) for permanent disposal of spent nuclear fuel and high-level radioactive waste. The DOE has indicated that the repository will not be available for acceptance of spent fuel before 2010. Existing on-site spent fuel storage capacities at Beaver Valley Unit 1, Beaver Valley Unit 2 and Perry are expected to be sufficient until 2016, 2010, and 2009, respectively.

Uranium Enrichment Decontamination and Decommissioning Fund. Nuclear reactor licensees in the United States are assessed annually for the decontamination and decommissioning of DOE enrichment facilities. Assessments are based on the amount of uranium a utility had processed for enrichment prior to enactment of the National Energy Policy Act of 1992 (energy act) and are to be paid by such utilities over a 15-year period. At September 30, 1995, Duquesne's liability for contributions is approximately $9.9 million. Contributions, when made, are recovered through the Energy Cost Rate Adjustment Clause (ECR).


Guarantees

Duquesne and the other co-owners have guaranteed certain debt and lease obligations related to a coal supply contract for the Bruce Mansfield plant. At September 30, 1995, Duquesne's share of these guarantees was $25.4 million. The prices paid for the coal by the companies under this contract are expected to be sufficient to meet debt and lease obligations to be satisfied by January 1, 2000. The minimum future payments to be made by Duquesne solely in relation to these obligations are $27.3 million at September 30, 1995.


Residual Waste Management Regulations

In 1992, the Pennsylvania Department of Environmental Protection (DEP) issued Residual Waste Management Regulations governing the generation and management of non-hazardous, residual waste, such as coal ash. Duquesne is currently conducting tests and developing compliance strategies. Capital compliance costs are estimated, on the basis of information currently available, at approximately $5 million in 1995. The expected additional capital cost of compliance through 2000 is estimated, based on current information, to be approximately $25 million; this estimate is subject to the results of continuing ground water assessments and DEP final approval of compliance plans.


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

General
--------------------------------------------------------------------------------

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


Regulation

Duquesne's operations are subject to regulation by the Pennsylvania Public Utility Commission (PUC). Duquesne is also subject to regulation by the Federal Energy Regulatory Commission (FERC) under the Federal Power Act with respect to rates for interstate sales, transmission of electric power, accounting and other matters.

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


Results of Operations
--------------------------------------------------------------------------------

Seasonality

The quarterly results are not necessarily indicative of full-year operations because of seasonal fluctuations. Sales of electricity to ultimate customers by Duquesne's utility operations tend to increase during the warmer summer and cooler winter seasons because of greater customer use of electricity for cooling and heating.


Operating Revenues

Total operating revenues increased $20.2 million during the third quarter of 1995 as compared to the third quarter of 1994 primarily due to higher sales of electricity. Prolonged record summer temperatures resulted in higher sales of electricity to residential and commercial customers, 13.6 percent and 1.8 percent, respectively. Reduced demand from two of Duquesne's largest customers resulted in a 2.9 percent decrease in sales to industrial customers in the third quarter of 1995. The extreme summer weather also resulted in greater demand for electricity from other utilities. Revenue from sales of electricity to other utilities increased $3.1 million, 26 percent, in the third quarter of 1995 when compared to the third quarter of 1994.


Operating Expenses

Total operating expenses increased $12.9 million during the third quarter of 1995 as compared to the third quarter of 1994.

Fuel and purchased power expense was greater in the third quarter of 1995. The $1.7 million net increase in fuel and purchased power expense is consistent with the quarter's increased electric sales volume to residential and commercial customers, offset by a decline in energy costs for the quarter. The summer heat wave resulted in $5.6 million of increased fuel usage; however, favorable generation mix and less purchased power reduced energy costs by $3.9 million for the third quarter of 1995 when compared with the same period in 1994.

Depreciation and amortization expense for the third quarter increased due to an increase in Duquesne's composite depreciation rate from 3.0 percent to 3.5 percent effective January 1, 1995. The net of tax effect of the change in the depreciation rate on third quarter operating income was $2.9 million. Duquesne is currently conducting a Depreciation Life Study which is expected to result in a further increase in depreciation expense.

Income taxes increased compared to the third quarter of 1994 because of greater taxable income, more than offsetting a one percent reduction in the Pennsylvania Corporate Net Income Tax rate.


Liquidity, Capital Resources and Investing
--------------------------------------------------------------------------------

Financing

Duquesne plans to meet its current obligations and debt maturities through 1998 with funds generated from operations and through new financings. At September 30, 1995, Duquesne was in compliance with all of its debt covenants.

On September 1, 1995, Duquesne redeemed all of its outstanding shares of $7.20 preferred stock for $30.3 million. On August 29, 1995, Duquesne purchased $7 million of its 8-3/8% First Collateral Trust Bonds maturing in 2024.

Duquesne's 1947 mortgage bond indenture was retired in the third quarter following the maturity of the last bond series issued under the indenture. All mortgage bonds sold since 1992 have been issued under a new mortgage indenture that was established in April, 1992. The new mortgage indenture includes more flexible provisions and eliminates conventions such as mandatory sinking funds and formula-derived maintenance and replacement clauses. Bonds issued under the 1992 first mortgage bond indenture are rated the same as Duquesne's former first mortgage bonds.

Investing

In August of 1995, Duquesne made energy related leasing investments of $60 million.


Outlook
--------------------------------------------------------------------------------

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

Amendments to the Federal Power Act created the potential for utilities and other power producers to gain increased access to transmission systems of other utilities in order to facilitate sales to other utilities. The amendments permit the FERC to order utilities to transmit power over their lines for use by other suppliers and to enlarge or construct additional transmission capacity to provide these services. Duquesne is currently pursuing expanded transmission access under these amendments. (See discussion in "Transmission Access" on page 13.)

The PUC is currently conducting an investigation into electric power competition. Duquesne has been advocating increased transmission access to the wholesale power market as the necessary first step toward enabling our customers to benefit from competition. On August 4, 1995, the PUC Staff issued a report which did not recommend retail wheeling at this time. The PUC has scheduled hearings regarding competition in December of 1995 and January of 1996. The PUC has indicated an intention to issue a report to the Governor and the Pennsylvania General Assembly by April of 1996.

Emerging competition, federal deregulation of wholesale energy sales, and prospective retail access initiatives require Duquesne to reexamine its approach to doing business. Growth in energy sales, competitive rate pressures, and Duquesne's commitment to provide reliable, quality service to its customers influence short-and long-term corporate goals. Duquesne's current business plan recognizes the need to encourage economic growth and stability in the service territory and surrounding region. Duquesne's efforts continue to focus on achievement of business growth through the application of marketing and economic development programs to achieve energy-efficient growth in its sales of utility services. Duquesne's rates for energy intensive industrial and commercial customers are competitively priced and its rate structure allows some flexibility in setting rates to attract new business. In addition, Duquesne sponsors programs to help customers manage their electricity consumption and control their costs.

Although management believes Duquesne's system is well positioned, as a clean, low cost producer of electricity, to compete both within and outside of its service territory, efforts continue to further reduce costs, and increase effectiveness and productivity. Duquesne is attempting to increase its transmission access. Increasing transmission access is critical to achieving the most efficient use of Duquesne's generating units. See "Transmission Access" on page 13. Duquesne is also considering alternatives to transmission access that include the outright sale of certain generating assets. Management will continue to aggressively address these factors to position Duquesne to overcome the challenges they may create and take advantage of the opportunities increased competition will bring.


Transmission Access

In March 1994, Duquesne submitted, pursuant to the Federal Power Act, separate "good faith" requests for transmission service with the Allegheny Power System
(APS) and Pennsylvania-New Jersey-Maryland Interconnection Association (PJM Companies), respectively. Each request is based on 20-year firm service with flexible delivery points for 300 megawatts of transfer capability over the APS and PJM transmission networks which together extend from western Pennsylvania to the East Coast. Because of a lack of progress on pricing and other issues, on August 5 and September 16, 1994, Duquesne filed with the FERC applications for transmission service from the PJM Companies and APS, respectively. The applications are authorized under Section 211 of the Federal Power Act, which requires electric utilities to provide firm wholesale transmission service. On May 16, 1995, the FERC issued proposed orders instructing APS and the PJM Companies to provide transmission service to Duquesne and directing the parties to negotiate specific rates, terms and conditions. Duquesne was unable to agree to terms for transmission service with either APS or the PJM companies. Briefs were filed with the FERC outlining the areas of disagreement among the companies. The matter is now pending before the FERC. Duquesne cannot predict the final outcome of these proceedings.

                        ______________________________

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         a.   Exhibits:

              EXHIBIT 12 - Calculation of Ratio of Earnings to Fixed Charges.

              EXHIBIT 27 - Financial Data Schedule.

         b. No Current Report on Form 8-K was filed during the three months ended September 30, 1995.



                        ______________________________

                                  SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant identified below has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    DUQUESNE LIGHT COMPANY
                                    ----------------------
                                         (Registrant)



Date   November 13, 1995             /s/ Gary L. Schwass
       -----------------         ---------------------------
                                         (Signature)
                                       Gary L. Schwass
                                  Senior Vice President and
                                 Principal Financial Officer



Date   November 13, 1995            /s/ Morgan K. O'Brien
       -----------------         ---------------------------
                                         (Signature)
                                      Morgan K. O'Brien
                                        Controller and
                                 Principal Accounting Officer