Form 10-K
period 1995-12-31
DUQUESNE LIGHT CO
filed 1996-03-29
CIK 30573

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-K



     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

          For the Fiscal Year Ended December 31, 1995
                                    -----------------

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the Transition Period From ____________ to ____________


                            Commission File Number
                            ----------------------
                                     1-956


                            Duquesne Light Company
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         Pennsylvania                                     25-0451600
         ------------                                     ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                              411 Seventh Avenue
                        Pittsburgh, Pennsylvania  15219

                                   Formerly:

                      One Oxford Centre, 301 Grant Street
                        Pittsburgh, Pennsylvania  15279
                        -------------------------------
              (Address of principal executive offices)(Zip Code)

      Registrant's telephone number, including area code:  (412) 393-6000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X    No
                       ---      ---

DQE is the holder of all shares of outstanding common stock, $1 par value, of Duquesne Light Company consisting of 10 shares as of February 21, 1996.

     [X]  Indicate by check mark if disclosure of delinquent filers pursuant to
          Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
  Registrant            Title of each class               on which registered
--------------     ------------------------------        -----------------------
Duquesne Light     Preferred Stock (par value $50)       New York Stock Exchange
  Company

                       Involuntary
     Series         Liquidation Value
     ------         -----------------
      3.75%           $50 per share
      4.00%           $50 per share
      4.10%           $50 per share
      4.15%           $50 per share
      4.20%           $50 per share
     $2.10            $50 per share


   Sinking Fund Debentures, due March 1, 2010 (5%)  New York Stock Exchange

              TABLE OF CONTENTS


                   PART I                 Page
                                          ----

ITEM 1.  BUSINESS

  General                                    1
  Results of Operations                      1
   Liquidity and Capital Resources           5
  Rate Matters                               6
  Property Plant & Equipment (PP&E)          7
  Employees                                 10
  Electric Utility Operations               10
  Fossil Fuel                               11
  Nuclear Fuel                              11
  Nuclear Decommissioning                   12
  Nuclear Insurance                         13
  Spent Nuclear Fuel Disposal               13
  Uranium Enrichment Decontamination and
    Decommissioning Fund                    14
  Environmental Matters                     14
  Outlook                                   15
  Other                                     17
  Executive Officers of the Registrant      18

ITEM 2.  PROPERTIES                         20

ITEM 3.  LEGAL PROCEEDINGS                  21

ITEM 4.  SUBMISSION OF MATTERS TO A
         VOTE OF SECURITY HOLDERS           21


                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S
         COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS                 21

ITEM 6.  SELECTED FINANCIAL DATA             22

ITEM 7.  MANAGEMENT'S DISCUSSION AND
         ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS           22

ITEM 8.  CONSOLIDATED FINANCIAL
         STATEMENTS AND SUPPLEMENTARY
         DATA                                22

ITEM 9.  CHANGES IN AND DISAGREEMENTS
         WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL
         DISCLOSURE                         22


                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE
         OFFICERS OF THE REGISTRANT         22

ITEM 11. EXECUTIVE COMPENSATION             22

ITEM 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND
         MANAGEMENT                         22

ITEM 13. CERTAIN RELATIONSHIPS AND
         RELATED TRANSACTIONS               23


                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT
         SCHEDULES AND REPORTS ON
         FORM 8-K                           23

         SCHEDULE II                        35

         SIGNATURES                         36

         GLOSSARY                           37

         REPORT OF INDEPENDENT
         CERTIFIED PUBLIC ACCOUNTANTS       38

         FINANCIAL STATEMENTS               39

         SELECTED FINANCIAL DATA            63

                                    PART I
ITEM 1.  BUSINESS.

General
-------------------------------------------------------------------------------

Part I of this Annual Report, Form 10-K (Report) should be read in conjunction with Duquesne's audited consolidated financial statements, which are set forth on pages 38 through 62 in Part IV of this Report. Explanations of certain financial and operating terms used in this Report are set forth in a glossary on page 37 of this Report.

     Duquesne Light Company (Duquesne) is a wholly owned subsidiary of DQE, an energy services holding company formed in 1989. Duquesne is engaged in the production, transmission, distribution and sale of electric energy. Duquesne was formed under the laws of Pennsylvania by the consolidation and merger in 1912 of three constituent companies. Duquesne has one wholly owned subsidiary, Monongahela Light and Power, also a Pennsylvania corporation, which currently holds energy related lease investments.


Service Territory

     Duquesne provides electric service to customers in Allegheny County, including the City of Pittsburgh, and Beaver County. This represents a service territory of approximately 800 square miles in southwestern Pennsylvania. The population of the area served by Duquesne, based on 1990 census data, is approximately 1,510,000, of whom 370,000 reside in the City of Pittsburgh. In addition to serving approximately 580,000 customers within this service area, Duquesne also sells electricity to other utilities beyond its service territory.


Regulation

     Duquesne's operations are subject to regulation by the Pennsylvania Public Utility Commission (PUC), as well as to regulation by the Federal Energy Regulatory Commission (FERC) under the Federal Power Act with respect to rates for interstate sales, transmission of electric power, accounting and other matters.

     Duquesne's operations are also subject to regulation by the Nuclear Regulatory Commission (NRC) under the Atomic Energy Act of 1954, as amended, with respect to the operation of its jointly owned/leased nuclear power plants, Beaver Valley Unit 1 (BV Unit 1), Beaver Valley Unit 2 (BV Unit 2) and Perry Unit 1. Duquesne is also subject to the accounting and reporting requirements of the United States Securities and Exchange Commission.

     Duquesne's consolidated financial statements report regulatory assets and liabilities in accordance with Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71) and reflect the effects of the ratemaking process. In accordance with SFAS No. 71, Duquesne's consolidated financial statements reflect regulatory assets and liabilities based on current cost-based ratemaking regulations. The regulatory assets represent probable future revenue to Duquesne because provisions for these costs are currently included, or are expected to be included, in charges to electric utility customers through the ratemaking process.

     Duquesne's operations currently satisfy the SFAS No. 71 criteria. However, a company's utility operations or a portion of such operations could cease to meet these criteria for various reasons, including a change in the PUC or the FERC regulations. Should Duquesne's operations cease to meet the SFAS No. 71 criteria, Duquesne would be required to write off any regulatory assets or liabilities for those operations that no longer meet these requirements. Management will continue to evaluate significant changes in the regulatory and competitive environment in order to assess Duquesne's overall consistency with the criteria of SFAS No. 71.


Results of Operations
-------------------------------------------------------------------------------

Seasonality

     Sales of electricity to customers by Duquesne tend to increase during the warmer summer and colder winter seasons because of greater customer use of electricity for cooling and heating.

     In the near term, weather conditions and the overall level of business activity in Duquesne's service territory are expected to continue to be the primary factors affecting sales of electricity to customers. In the long-term, Duquesne's electric sales may also be affected by increased competition in the electric utility industry. (See "Competition" discussion on page 15.)


Sales of Electricity to Customers

     Operating revenues are derived from Duquesne's sales of electricity to customers and are based on rates authorized by the PUC. These rates are cost-based and are designed to recover Duquesne's energy and other operating expenses and investment in electric utility assets and to provide a return on such investment. Sales to Duquesne's 20 largest customers accounted for 14.2 percent and 14.6 percent of customer revenues in 1995 and 1994, respectively. Sales to USX Corporation, Duquesne's largest customer, accounted for 3.7 percent and 3.8 percent of total 1995 and 1994 customer revenues, respectively. Total kilowatt-hour (KWH) sales to customers in 1995 increased 2.5 percent when compared to KWH sales to customers in 1994. In response to extreme 1995 summer and winter temperatures, residential and commercial KWH sales increased 4.9 percent and 3.0 percent, respectively. Industrial sales volume in 1995 declined when compared to the prior year because of temporary production facility outages experienced by some of Duquesne's large industrial customers. The severe weather conditions in 1995 also resulted in higher residential KWH sales volume when compared to 1993.

Components of Change in Operating Revenues from the Prior Year
-------------------------------------------------------------------------------

                                                    1995      1994
                                    (Amounts in Millions of Dollars)
-------------------------------------------------------------------------------
Revenues from Sales of Electricity:
  Net customer revenues                             $ 7.8     $ 6.0
  Utilities                                          (2.3)      7.6
-------------------------------------------------------------------------------
    Revenues from total sales of electricity          5.5      13.6
-------------------------------------------------------------------------------
Other operating revenues                              5.7      (5.7)
-------------------------------------------------------------------------------
    Total Operating Revenues                        $11.2     $ 7.9
===============================================================================

     Customer revenues fluctuate as a result of changes in sales volume and changes in fuel and other energy costs.

     Net customer revenues in 1995 when compared to 1994 increased by $7.8 million, or 0.7 percent. The change is the net result of higher sales, partially offset by lower energy costs per megawatt hour (MWH), the benefits of which are passed through to the customers in the form of lower rates. The significantly hotter summer temperatures in 1995 resulted in increased sales of electricity to residential customers in particular. Revenues attributable to electric sales to residential customers in 1995 exceeded 1994 residential revenues by $13.2 million, or 3.3 percent. Net customer revenues also increased $6.0 million, or
0.6 percent, in 1994 when compared to 1993. The 1994 variation represented higher sales to commercial and industrial customers, driven in part by an expanded customer base.

     Net customer revenues for 1994 and 1993 include phase-in deferrals that represented the deferral and subsequent recovery of revenues resulting from a $232 million rate increase granted in early 1988. The PUC required Duquesne to phase this increase in during a six-year period, which ended in April 1994. During this phase-in period, the rate increase was recognized in operating revenues. (See "1987 Rate Case" discussion in Note F to the consolidated financial statements on page 48.)


Sales to Other Utilities

     Short-term sales to other utilities are regulated by the FERC and are made at market rates. Short-term power sales to other utilities in 1995, 1994 and 1993 were 2,974,797 KWH, 3,212,110 KWH and 2,820,920

KWH, respectively. Fluctuations in electricity sales to other utilities are related to Duquesne's customer energy requirements, the energy market and transmission conditions and the availability of Duquesne's generating stations. Revenues from sales to other utilities were $56.0 million, $58.3 million and $50.7 million in 1995, 1994 and 1993, respectively. Sales to other utilities were less prevalent in 1995 than in 1994 because severe weather conditions resulted in greater sales to Duquesne's customers. (See "Sales of Electricity to Customers" discussion on page 2.) Increased customer sales reduce power available to sell to other utilities. Future levels of short-term sales to other utilities will be affected by the resolution of Duquesne's proposed sale of its ownership interest in the Ft. Martin Power Station and by the outcome of Duquesne's FERC filings requesting firm transmission access. (See "Sale of Ft. Martin" and "Transmission Access" discussions on pages 9 and 16, respectively.)

     Generally, Duquesne is permitted to recover (to the extent that such amounts are not included in base rates) fuel and other energy costs from its customers through an Energy Cost Rate Adjustment Clause (ECR), subject to the PUC review. This revenue adjustment also includes a credit to Duquesne's customers for profits from short-term sales to other utilities. The credit to Duquesne's customers for profits from short-term sales to other utilities was $15.5 million in 1995, $16.6 million in 1994 and $12.1 million in 1993. Included in a petition currently before the PUC, Duquesne proposes a five-year annual $5 million credit to the ECR to compensate Duquesne's customers for the lost profits from any reduced short-term power sales caused by the sale of its ownership interest in the Ft. Martin Power Station. (See "Energy Cost Rate Adjustment Clause (ECR)" and "Sale of Ft. Martin" discussions on pages 6 and 9, respectively.)


Other Operating Revenues

     Duquesne's non-KWH revenues comprise other operating revenues in Duquesne's statement of consolidated income. Other operating revenues are primarily comprised of revenues from joint owners of BV Unit 1 and BV Unit 2 for their shares of the administrative and general costs of operating these units. Other operating revenues, therefore, fluctuate depending on the timing of scheduled refueling and maintenance outages at Beaver Valley Power Station (BVPS) when significant costs are incurred. Both BV Unit 1 and BV Unit 2 underwent refueling outages in 1995 and in 1993. There were no refueling outages in 1994; accordingly, other operating revenues increased $5.7 million in 1995, when compared to the prior year. Conversely, other operating revenues decreased $5.7 million in 1994 when compared to 1993.


Operating Expenses

     Total operating expenses increased $6.5 million in 1995 when compared to 1994. Total operating expenses increased from 1993 to 1994 by $8.9 million. Fuel and purchased power expense fluctuations generally result from changes in the cost of fuel, the mix between coal and nuclear generation, the total KWHs sold and generating station availability. Because of the ECR, changes in fuel and purchased power cost normally do not impact earnings.


Components of Change in Fuel and Purchased Power Expense from the Prior Year
-------------------------------------------------------------------------------

                                                1995            1994
                                      (Amounts in Millions of Dollars)
-------------------------------------------------------------------------------
Average unit cost of fuel                     $ (2.3)           $(3.4)
Generation mix                                  (5.2)            (5.5)
Generation volume                               (6.4)             7.6
Purchased power                                  1.7              7.7
-------------------------------------------------------------------------------
    Total Energy Expense                      $(12.2)           $ 6.4
===============================================================================

     The average unit cost of fuel is based on fuel costs divided by generation. The average unit cost of fuel decreased in 1995 when compared to 1994 and 1993 largely because of lower nuclear fuel costs.

     Generation mix impacts fuel expense as Duquesne's nuclear fuel cost per KWH is less than its fossil fuel cost per KWH. During 1993, compared to 1994 and 1995, Duquesne had more nuclear station outages, resulting in less nuclear generation and more fossil fuel and purchased power expense.

     Generation volume during 1995 decreased 2.7 percent when compared to 1994 due to more generating station outages. Overall nuclear generation increased in 1995 due to strong performances at the nuclear units. (See "Beaver Valley Power Station (BVPS)" and "Perry Unit 1" discussions on page 9.) Major outages at coal stations, including an extended forced outage at the Ft. Martin Power Station, resulted in reduced coal generation which more than offset the increased nuclear generation. During 1994, generation increased 3.4 percent from 1993 due to fewer generating station outages.

     Purchased power volume increased in 1995 when compared to 1994 primarily due to generating station outages during periods of extreme weather conditions. Purchased power volume increased in 1994 when compared to 1993 primarily due to the performance of Perry Unit 1.

     Other operating expense continued to decrease in 1995. The $7.8 million decrease from 1994 to 1995 and the $18.9 million decrease from 1993 to 1994, are largely attributable to cost reduction measures instituted by Duquesne.

     Maintenance expense fluctuations primarily result from the timing of scheduled generating station outages, the timing of scheduled transmission and distribution line maintenance and the effect of storms on overhead lines and transformers. Incremental maintenance expense incurred for scheduled refueling outages at Duquesne's nuclear units is deferred for amortization over the period between refueling outages (generally 18 months). Influenced by extreme weather conditions and the timing of outages at both fossil and nuclear stations, maintenance costs incurred by Duquesne in 1995 exceeded the prior year by $2.0 million. During 1994 and 1993, amortization of deferred nuclear refueling outage expense increased, reflecting the higher costs of refueling outages. Offsetting this increase in 1994 was a decrease in transmission and distribution line maintenance expense.

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

     Depreciation and amortization expense increased $25.9 million in 1995, primarily due to the change in Duquesne's composite depreciation rate from 3.0 percent to 3.5 percent effective January 1, 1995. Depreciation and amortization expense increased $12.3 million in 1994 when compared to the prior year due to increases in depreciable property and nuclear decommissioning expense.

     As part of Duquesne's plan to optimize generation capacity, a petition pending before the PUC proposes an annual increase in depreciation and amortization expense related to Duquesne's nuclear power investment of $25 million for three years. Consistent with the 1995 increase in the composite depreciation rate, Duquesne is not seeking a rate increase to recover these additional costs. (See "Sale of Ft. Martin" discussion on page 9.)

     Taxes other than income taxes were lower in 1993 compared to 1995 and 1994, primarily as a result of a favorable resolution of certain property tax assessments. In 1993, Duquesne recorded, on the basis of these revised assessments, the expected refunds for overpayments in prior years.

     Income taxes were lower in 1993, when compared to 1995 and 1994, because of a favorable settlement with the Internal Revenue Service (related to Duquesne's 1988 federal income tax return and DQE's 1989 consolidated federal income tax return). The remaining fluctuations result from changes in taxable income. During 1994 the statutory Pennsylvania income tax rate was reduced from 12.25 percent to 9.99 percent.

This resulted in a net decrease of $80.5 million in deferred tax liabilities and a corresponding reduction in the regulatory receivable.


Other Income and Deductions

     Other income and deductions decreased $4.9 million in 1995 when compared to 1994 primarily due to increases in income taxes related to other income. The $5.4 million decrease in other income and deductions from 1993 to 1994 reflects the favorable corporate federal income tax settlements recorded in 1993 offset that year by a $15.2 million long-term power sale write-off.


Capital Expenditures

     Duquesne spent approximately $78.7 million in 1995, $94.3 million in 1994 and $100.6 million in 1993 for construction. These amounts were expended to improve and/or expand electric production, transmission and distribution systems. Duquesne's capital expenditures for construction focus on extending service to new customers, providing for the replacement of utility property and modifying facilities consistent with the most current environmental and safety regulations. Duquesne estimates that it will spend, excluding the allowance for funds used during construction (AFC) and nuclear fuel, approximately $90 million, $90 million and $100 million for construction during 1996, 1997 and 1998, respectively. Approximately $5 million of capital expenditures for reliability enhancements to the simple cycle units located at Brunot Island (BI) contemplated in Duquesne's petition before the PUC are excluded from these estimates. (See "Sale of Ft. Martin" discussion on page 9.) Duquesne expects that funds generated from operations will continue to be sufficient to finance a large part of its capital needs.


Investing

     Duquesne's long-term investments consist of Duquesne's holdings of DQE common stock, investments in affordable housing, leasehold and other investments, and Duquesne's nuclear decommissioning trusts. Investing activities increased in 1995, after staying relatively constant in 1994 when compared to 1993. Duquesne invested $5.4 million and $5.3 million in affordable housing funds during 1995 and 1994, respectively. In addition, Duquesne invested $57.5 million in other leases and investments during 1995.


Liquidity and Capital Resources
-------------------------------------------------------------------------------

Financing

     Duquesne expects to meet its current obligations and debt maturities through the year 2000 with funds generated from operations and through new financings. At December 31, 1995, Duquesne was in compliance with all of its debt covenants.

     Duquesne's 1947 first mortgage bond indenture was retired in the third quarter of 1995 following the maturity of the last bond series issued under the indenture. All of Duquesne's First Collateral Trust Bonds have been issued under a new mortgage indenture that was established in April 1992 (the 1992 Indenture). All First Collateral Trust Bonds became first mortgage bonds when the 1947 mortgage indenture was retired. The 1992 Indenture includes more flexible provisions and eliminates conventions such as mandatory sinking funds and formula-derived maintenance and replacement clauses.

     On September 1, 1995, Duquesne redeemed all of its outstanding shares of $7.20 Preferred Stock for $29.9 million. On August 29, 1995, Duquesne repurchased $7 million of its 8-3/8% First Collateral Trust Bonds maturing in 2024.

     In May 1996, $50.0 million of First Collateral Trust Bonds will mature. Duquesne expects to retire these bonds with internally generated funds or to refinance the bonds.

Short-Term Borrowings

     At December 31, 1995, Duquesne had an extendible revolving credit agreements with a group of banks totaling $150 million. This facility expires in October 1996. Interest rates on this credit agreement vary. Commitment fees are based on the unborrowed amount of the commitments. The credit facility contains a two-year repayment period for any amount outstanding at the expiration of the revolving credit period. At December 31, 1995 and 1994, there were no short-term borrowings outstanding.


Interest Charges

     Duquesne achieved a $3.8 million and a $9.1 million reduction in interest charges in 1995 and 1994, respectively, primarily due to the retirement of long-term debt. Duquesne's interest on long-term debt and dividends on preferred and preference stock declined to $100.7 million in 1995 from $107.1 million in 1994 and $117.7 million in 1993. Interest expense in 1996 will be influenced by fluctuations in short-term rates and any new financing.


Sale of Accounts Receivable

     Duquesne and an unaffiliated corporation have an agreement that entitles Duquesne to sell, and the corporation to purchase, on an ongoing basis, up to $50 million of accounts receivable. At December 31, 1995, Duquesne had sold $7 million of receivables to the unaffiliated corporation. Duquesne had no receivables sold at December 31, 1994. The accounts receivable sales agreement, which expires in June 1996, is one of many sources of funds available to Duquesne. Duquesne may attempt to extend the agreement, or to replace the facility with a similar one or to eliminate it upon expiration.


Nuclear Fuel Leasing

     Duquesne finances its acquisitions of nuclear fuel through a leasing arrangement under which it may finance up to $75 million of nuclear fuel. As of December 31, 1995, the amount of nuclear fuel financed by Duquesne under this arrangement totaled approximately $40.8 million. Duquesne plans to continue leasing nuclear fuel to fulfill its requirements at least through September 1998, the remaining term of the leasing arrangement.


Rate Matters
--------------------------------------------------------------------------------

     Electric rates charged by Duquesne to its customers are regulated by the PUC. Electric rates charged to the Borough of Pitcairn and rates charged for sales to other electric utilities are regulated by the FERC. These rates are designed to recover Duquesne's operating expenses, investment in utility assets, and to provide a return on those investments. Sales to other utilities are made at market rates. At this time, Duquesne has no pending base rate case and has no immediate plans to file a base rate case. In Duquesne's petition currently before the PUC for the sale of its ownership interest in the Ft. Martin Power Station, Duquesne proposes to freeze its base rates for a five-year period. (See "Sale of Ft. Martin" discussion on page 9.)


Energy Cost Rate Adjustment Clause (ECR)

     Through the ECR, Duquesne recovers (to the extent that such amounts are not included in base rates) nuclear fuel, fossil fuel and purchased power expenses and, also through the ECR, passes to its customers the profits from short-term power sales to other utilities (collectively, ECR energy costs). Nuclear fuel expense is recorded on the basis of the quantity of electric energy generated and includes such costs as the fee imposed by the United States Department of Energy (DOE) for future disposal and ultimate storage and disposition of spent nuclear fuel. Fossil fuel expense includes the costs of coal, natural gas and fuel oil used in the generation of electricity.

     On Duquesne's statement of consolidated income, these ECR revenues are included as a component of operating revenues. For ECR purposes, Duquesne defers fuel and other energy expenses for recovery, or refunding, in subsequent years. The deferrals reflect the difference between the amount that Duquesne is currently collecting from customers and its actual ECR energy costs. The PUC annually reviews Duquesne's ECR energy costs for the fiscal year April through March, compares them to previously projected ECR energy costs and adjusts the ECR for over- or under-recoveries and for two PUC-established coal cost standards. (See "Deferred Coal Costs" and "Warwick Mine Costs" discussions in Note F to the consolidated financial statements on pages 49 and 50, respectively.)


     Over- or under-recoveries from customers are recorded on the consolidated balance sheet as payable to, or receivable from, customers. At December 31, 1995, $5.8 million was payable to customers and shown as other current liabilities. At December 31, 1994, $5.9 million was receivable from customers and shown as other current assets.


Deferred Rate Synchronization Costs

     In 1987, the PUC approved Duquesne's petition to defer initial operating and other costs of Perry Unit 1 and BV Unit 2. Duquesne deferred the costs incurred from November 17, 1987, when the units went into commercial operation, until March 25, 1988, when a rate order was issued. In its order, the PUC postponed ruling on whether these costs would be recoverable from Duquesne's customers. At December 31, 1995, these costs totaled $51.1 million, net of deferred fuel savings related to the two units. Duquesne is not earning a return on the deferred costs. Duquesne believes that these costs are recoverable. In 1990 and 1995, the PUC permitted other Pennsylvania electric utilities rate recovery of such costs.


Property, Plant and Equipment (PP&E)
--------------------------------------------------------------------------------

Investment in PP&E and Accumulated Depreciation

     Duquesne's total investment in property, plant and equipment and the related accumulated depreciation balances for the following major classes of property at December 31, 1995 and 1994, are as follows:

PP&E and Related Accumulated Depreciation at December 31
--------------------------------------------------------------------------------


                                                                  (Amounts in Thousands of Dollars)
                                                          1995                                            1994
                                       --------------------------------------------------------------------------------------------
                                                         Accumulated      Net                          Accumulated          Net
                                       Investment        Depreciation  Investment       Investment    Depreciation       Investment
                                       --------------------------------------------------------------------------------------------

Electric Production                    $2,501,974       $  885,389     $1,616,585        $2,474,032     $  796,338       $1,677,694
Electric Transmission                     296,953          110,242        186,711           295,512        105,217          190,295
Electric Distribution                   1,143,111          347,399        795,712         1,119,247        323,922          795,325
Electric General                          314,844          141,133        173,711           305,335        123,766          181,569
Property Held for Future Use              216,633           94,283        122,350           216,206         94,283          121,923
Property Held Under Capital Lease         133,381           74,874         58,507           161,775         91,376           70,399
Other                                      45,114           19,787         25,327            46,859         15,545           31,314
------------------------------------------------------------------------------------------------------------------------------------
Total                                  $4,652,010       $1,673,107     $2,978,903        $4,618,966     $1,550,447       $3,068,519
====================================================================================================================================


Joint Interests in Generating Units

     Duquesne has various contracts with The Potomac Edison Company, Monongahela Power Company, Ohio Edison Company, Pennsylvania Power Company, The Cleveland Electric Illuminating Company (CEI) and The Toledo Edison Company that include provisions for coordinated maintenance responsibilities, limited and qualified mutual back-up in the event of outages and certain capacity and energy transactions.

     Under the agreements governing the operation of these jointly owned generating units, the day-to-day operating authority is assigned to a specific company. CEI has such authority for Perry Unit 1 and Eastlake Unit 5; Ohio Edison Company has authority for Sammis Unit 7; Pennsylvania Power Company has authority for Bruce Mansfield Units 1, 2 and 3; and Monongahela Power Company operates Ft. Martin Unit 1.

     In September 1995, Duquesne served a demand for arbitration on CEI seeking, among other things, a partition of Eastlake Unit 5 through a sale of Duquesne's interest therein and a termination of its operating agreement with CEI for that unit. The demand alleges, among other things, the improper allocation by CEI of fuel and related costs between itself and Duquesne; the mismanagement by CEI of the closing of the Saginaw Mine, which historically supplied coal to the unit; and the concealment by CEI of information. In October 1995, CEI filed its own arbitration demand and asserted counterclaims seeking Duquesne's alleged share of costs relating to the unit. A panel of arbitrators has been appointed.

     Duquesne has a joint interest in the following nuclear power stations with the following companies:


                                                  Beaver Valley
                                             ----------------------      Perry
                                              Unit 1         Unit 2      Unit 1
                                             -------       --------      ------
Duquesne                                     * 47.50%     * 13.74% (c)    13.74%
Ohio Edison Company                            35.00%       41.88%        30.00%
Pennsylvania Power Company (a)                 17.50%           -          5.24%
CEI (b)                                            -        24.47%      * 31.11%
Toledo Edison Company (b)                          -        19.91%        19.91%

*Denotes Operator
(a) Subsidiary of Ohio Edison Company
(b) Subsidiary of Centerior Energy Corporation
(c) In 1987, Duquesne sold and subsequently leased back its 13.74 percent interest in BV Unit 2; the sale was exclusive of transmission and common facilities. The total sales price of $537.9 million was the appraised value of Duquesne's interest in the property. Duquesne leased back its interest in the unit for a term of 29.5 years. The lease provides for semiannual payments and is accounted for as an operating lease. Duquesne is responsible under the terms of the lease for all costs of its interest in the unit. (See "Property, Plant and Equipment," Note B to the consolidated financial statements on page 46.)

     Duquesne has a joint interest in the following fossil plants with the following companies:


                                                      Bruce Mansfield                         Ft.
                                  Sammis      -----------------------------     Eastlake     Martin
                                  Unit 7      Unit 1      Unit 2     Unit 3      Unit 5      Unit 1
                                  -----       ------      ------     ------      ------      ------
Duquesne                           31.20%      29.30%      8.00%     13.74%       31.20%      50.00%
Ohio Edison Company               *48.00%      60.00%     39.30%     35.60%           -           -
Pennsylvania Power Company (a)     20.80%     * 4.20%    * 6.80%    * 6.28%           -           -
CEI (b)                                -        6.50%     28.60%     24.47%      *68.80%          -
Toledo Edison Company (b)              -           -      17.30%     19.91%           -           -
Potomac Edison Company (c)             -           -          -          -            -       25.00%
Monongahela Power Company (c)          -           -          -          -            -     * 25.00%

*Denotes Operator
(a) Subsidiary of Ohio Edison Company
(b) Subsidiary of Centerior Energy Corporation
(c) Subsidiary of, and currently known as, Allegheny Power System

Beaver Valley Power Station

     BVPS continues to demonstrate excellence in operating performance. During 1995, BV Unit 1 and BV Unit 2 both underwent scheduled refueling outages, which were completed in the shortest duration in both the units' history. Further exemplifying BVPS' accomplishments, both refueling outages were completed under budgeted cost. In spite of these scheduled refueling outages, the combined capacity factor for the units averaged 80 percent during 1995. Capacity factor is a key production measure and indicates how well the plant operated based on its design capacity. It is the ratio of the power actually generated by a facility to the facility's rated capacity during a given period of time. Also, BV Unit 2 achieved an unplanned capability loss factor of 0.7 percent, which is significantly better than the industry standard of 4.0 percent. This factor measures how much power production was lost due to unplanned outages.

     In addition to optimizing generation and cost efficiency, BVPS management continues to emphasize safety in operations. During 1995, BVPS employees achieved the milestone of more than three million hours worked without incurring a single lost time accident.


Perry Unit 1

     Duquesne has a 13.74 percent ownership interest in Perry Unit 1, a nuclear generating unit located in Ohio and operated by CEI. Perry Unit 1 experienced improved performance during 1995, a year without a refueling outage, and achieved a capacity factor of 87.5 percent. CEI has submitted to the NRC an action plan, called the Perry Course of Action (PCA). CEI management continues to represent to Duquesne that the PCA is on schedule and will be an effective program to ensure that Perry Unit 1 is in conformance with applicable industry standards. The PCA is scheduled to be completed by the end of Perry Unit 1's fifth refueling outage, presently scheduled for the spring of 1996. Duquesne cannot predict the effectiveness of the PCA. Duquesne will continue to monitor closely this situation.


Sale of  Ft. Martin

     On November 29, 1995, Duquesne and AYP Capital, Inc., an unregulated subsidiary of the Allegheny Power System (APS), entered into an agreement for the sale of Duquesne's 50 percent ownership interest in Unit 1 of the Ft. Martin Power Station, for the sum of $169 million. The agreement is subject to all necessary regulatory approvals. On December 20, 1995, Duquesne filed a Petition for Declaratory Order with the PUC requesting approval for the sale in conjunction with a six-point plan to be financed in part by the proceeds of the Ft. Martin transaction.

     Under the plan, Duquesne offers to freeze its base rates for a period of five years. If approved, the rate freeze is expected to produce a 14 percent reduction in the real price of electricity based on an average annual inflation rate of 2.7 percent. In addition, Duquesne proposes to record a one-time reduction of approximately $130 million in the value of Duquesne's nuclear plant investment. Duquesne also proposes to use the proceeds from the sale to finance reliability enhancements to the simple cycle units located at BI, to retire debt and to reduce equity. The BI simple cycle units will provide 135 megawatts (MW) of summer peaking capacity and 168 MW of winter peaking capacity and permit Duquesne to achieve greater operational flexibility in meeting peak system demands. The plan also proposes an annual increase of $25 million for three years in depreciation and amortization expense related to Duquesne's nuclear investment, as well as additional annual contributions to its nuclear plant decommissioning funds of $5 million for five years, without any increase in existing electric rates. Lastly, Duquesne proposes a five-year annual $5 million credit to the ECR to compensate Duquesne's customers for the lost profits from any reduced short-term power sales foregone by the sale of its ownership interest in the Ft. Martin Power Station. (See "Energy Cost Rate Adjustment Clause (ECR)" discussion on page 6.)

     The PUC is currently reviewing Duquesne's petition.

Property Held for Future Use

     In 1986, the PUC approved Duquesne's request to remove Phillips Power Station (Phillips) and a portion of BI from service and from rate base. Duquesne expects to recover its net investment in these plants through future electricity sales. Duquesne believes its investment in these plants will be necessary in order to meet future business needs outlined in Duquesne's plans for optimizing generation resources. (See "Generation Resource Optimization" discussion on page 17.) If business opportunities do not develop as expected, Duquesne will consider the sale of these assets. In the event that market demand, transmission access or rate recovery do not support the utilization or sale of the plants, Duquesne may have to write off part or all of their costs. A portion of the BI combustion turbine capacity currently held for future use may be returned to service pending the outcome of the sale of Duquesne's ownership interest in Ft. Martin. (See "Sale of Ft. Martin" discussion on page 9.) At December 31, 1995, Duquesne's net investment in Phillips and BI held for future use was $77.4 million and $44.9 million, respectively.


Employees
--------------------------------------------------------------------------------

     At December 31, 1995, Duquesne had 3,515 employees, including 1,178 employees at Duquesne-operated BVPS. The International Brotherhood of Electrical Workers (IBEW) union represents 2,086 of Duquesne's employees. The current collective bargaining agreement with the IBEW expires on September 30, 1998.


Electric Utility Operations
--------------------------------------------------------------------------------

     Approximately 69 percent of the electric energy generated by Duquesne's system during 1995 was produced by its coal-fired generating capacity and approximately 31 percent was produced by its nuclear generating capacity. Duquesne normally experiences its peak loads in the summer. The 1995 customer system peak of 2,666 MW, the highest system peak in Duquesne's history, occurred on August 16, 1995.

     Duquesne's fossil plants operated at 76 percent availability in 1995 and 85 percent availability in 1994. Duquesne's nuclear plants operated at 83 percent availability in 1995 and 75 percent in 1994. The timing and duration of scheduled maintenance and refueling outages, as well as the duration of forced outages, affect the availability of power stations.

     Duquesne determines the need for and timing of generation resource additions based on maintaining an adequate level of resources in reserve above the projected weather normalized annual peak demand. In addition, capacity resources throughout the region can supplement Duquesne's in-service generation resources, if required, through Duquesne's substantial transmission import capability, currently in excess of 4,000 MW. The North American Electric Reliability Council, of which Duquesne is a member, uses "capacity margin" to report generating capability when compared to customer demand. Capacity margin is one of the criteria used by Duquesne in assessing the need for future resources. Duquesne's capacity margin in 1995 was 11.7 percent. The capacity portfolio reflected in Duquesne's capacity margin includes in-service generating capacity, plus 21 MW capacity provided by non-utility generation contracts, plus a portion of the capacity from property held for future use available to meet customer needs during peaking or emergency conditions. The customer peak demand reflected in Duquesne's capacity margin is based on the actual peak demand experienced during the extraordinarily hot 1995 summer weather conditions, less 97 MW of interruptible load resources available from Duquesne's interruptible customers, but not actually interrupted during the peak period.

     The successful resolution of Duquesne's proposed sale of its ownership interest in Ft. Martin will reduce in-service capacity by 276 MW. Duquesne expects to replace Ft. Martin capacity by(1) utilizing the 168 MW oil-fired combustion turbines at the BI combined cycle facility, which is property held for future use, and (2) acquiring seasonal peaking capacity from power marketplace resources, as required. These additional resources ensure that adequate capacity will be available to enable Duquesne to continue to maintain the expected level of power generation reliability.

Fossil Fuel
--------------------------------------------------------------------------------

     Duquesne believes that sufficient coal for its coal-fired generating units will be available from various sources to satisfy its requirements for the foreseeable future. During 1995, approximately 2.6 million tons of coal were consumed at Duquesne's two wholly owned coal-fired stations, Cheswick Power Station (Cheswick) and Elrama Power Station (Elrama).

     Duquesne owns Warwick Mine, an underground mine located on the Monongahela River approximately 83 river miles from Pittsburgh. Warwick Mine has been excluded from rate base since 1981. Duquesne temporarily idled the mine in June 1988 due to excess coal inventories. In 1990, Duquesne restarted the mine and entered into an agreement under which an unaffiliated company will operate the mine until March 2000 and sell the coal produced. Production began in late 1990. The mine produced 1.1 million tons of coal in 1995. The Warwick Mine coal reserves include both high and low sulfur coal; the sulfur content averages in the mid-range at 1.7 percent to 1.9 percent. More than 60 percent of the coal mined at Warwick Mine currently is used by Duquesne. Duquesne receives a royalty on any sales of Warwick coal in the open market. These royalties are credited to Duquesne's ECR. The Warwick Mine currently supplies less than one-fifth of the coal used in the production of electricity at the plants owned or jointly owned by Duquesne. Duquesne estimates that, at December 31, 1995, its economically recoverable coal reserves at Warwick Mine were 9.0 million tons. Costs at Warwick Mine and Duquesne's investment in the mine are expected to be recovered through the cost of coal in the ECR. Recovery is subject to the system-wide coal cost standard. Duquesne also has an opportunity to earn a return on its investment in the mine through the cost of coal during the period of the system-wide coal cost standard. At December 31, 1995, Duquesne's net investment in the mine was $14.9 million. The current estimated liability, including final site reclamation, mine water treatment and certain labor liabilities, for mine closing is $34.1 million, and Duquesne has recorded a liability on the consolidated balance sheet of approximately $15.9 million toward these costs. (See "Warwick Mine Costs" discussion in Note F to the consolidated financial statements on page 50.)

     During 1995, 56 percent of Duquesne's coal supplies were provided by contracts including Warwick Mine, with the remainder satisfied through purchases on the spot market. Duquesne had four long-term contracts in effect at December 31, 1995, which, in combination with spot market purchases, are expected to furnish an adequate future coal supply. Duquesne does not anticipate any difficulty in replacing or renewing these contracts as they expire from 1996 through 2002. At December 31, 1995, Duquesne's wholly owned and jointly owned generating units had on hand an average coal supply of 45 days.

     The PUC has established two market price coal cost standards. One applies only to coal delivered at the Bruce Mansfield Power Station (Bruce Mansfield). The other, the system-wide coal cost standard, applies to coal delivered to the remainder of Duquesne's system. Both standards are updated monthly to reflect prevailing market prices of similar coal. The PUC has directed Duquesne to defer recovery of the delivered cost of coal to the extent that such cost exceeds generally prevailing market prices for similar coal, as determined by the PUC. The PUC allows deferred amounts to be recovered from customers when the delivered costs of coal fall below such PUC-determined prevailing market prices.

     The system-wide coal cost standard extends through March 2000. The unrecovered cost of Bruce Mansfield coal was $8.4 million and the unrecovered cost of the remainder of the system-wide coal was $4.4 million at December 31, 1995. Duquesne estimates that all deferred coal costs will be recovered. Duquesne's average cost per ton of coal consumed, including the cost of delivery, during the past three years at generating units which it operates or in which it has an ownership interest was $38.86, $39.12 and $40.08 in 1995, 1994 and 1993, respectively. The cost of coal, which falls within the market price limitations, is recovered from Duquesne's customers through the ECR. (See "Rate Matters" discussion on page 6, and also see "Deferred Coal Costs" discussion in Note F to the consolidated financial statements on page 49.)


Nuclear Fuel
--------------------------------------------------------------------------------

     The cycle of production and utilization of nuclear fuel consists of (1) mining and milling of uranium ore and processing the ore into uranium concentrates, (2) converting uranium concentrates to uranium hex-afluoride, (3) enriching the uranium hexafluoride, (4) fabricating fuel assemblies, (5) utilizing the nuclear fuel in the generating station reactor and
(6) storing and disposing of spent fuel.

     Adequate supplies of uranium and conversion services are under contract for Duquesne's requirements for its jointly owned/leased nuclear units through 1996. Enrichment services are supplied under a 1984 United States Enrichment Corporation Utility Services Contract entered into for a period of 30 years by Duquesne for joint interests in Perry Unit 1, BV Unit 1 and BV Unit 2. Under the terms and conditions of this contract, Duquesne is committed to 100 percent of its enrichment needs through 1998 and 70 percent in 1999; Duquesne has terminated, at zero cost, all of its enrichment services requirements for fiscal years 2000 through 2005 and continues to review the need for further services on an annual basis. Fuel fabrication contracts are in place to supply reload requirements for the next two cycles for BV Unit 1, the next two cycles for BV Unit 2 and the next sixteen cycles for Perry Unit 1. Duquesne will be required to make arrangements for uranium supply and related services as existing commitments expire.

     Each utility company is responsible for financing its proportionate share of the costs of nuclear fuel for each nuclear unit in which it has an ownership or leasehold interest. (See "Nuclear Fuel Leasing" discussion on page 6.) Duquesne's nuclear fuel costs, which are amortized to reflect fuel consumed, are charged to fuel expense and are recovered through rates. Duquesne estimates that, over the next three years, the amortization of nuclear fuel consumed will exceed the expenditures for new fuel by approximately $1.7 million. The actual nuclear fuel costs to be financed and amortized during the period 1996 through 1998 will be influenced by such factors as changes in interest rates; lengths of the respective fuel cycles; reload cycle design; and changes in nuclear material costs and services, the prices and availability of which are not known at this time. Such costs may also be influenced by other events not presently foreseen.

     Duquesne's nuclear fuel costs related to BV Unit 1, BV Unit 2 and Perry
Unit 1 under the fuel lease arrangement are charged to fuel expense based on the quantity of energy generated. Nuclear fuel costs for these units averaged .750,
 .903 and .918 cents per KWH, inclusive of charges associated with spent fuel, in 1995, 1994 and 1993, respectively. Duquesne is recovering from its customers the costs associated with the ultimate disposal of spent fuel.


Nuclear Decommissioning
--------------------------------------------------------------------------------

     The PUC ruled that recovery of the decommissioning costs for BV Unit 1 could begin in 1977, and that recovery for BV Unit 2 and Perry Unit 1 could begin in 1988. Duquesne expects to decommission BV Unit 1, BV Unit 2 and Perry Unit 1 no earlier than the expiration of each plant's operating license, 2016, 2027 and 2026, respectively. BV Unit 1 is expected to be placed in safe storage until the expiration of the BV Unit 2 operating license, at which time the units may be decommissioned together.

     Based on site-specific studies finalized in 1992 for BV Unit 2, and in 1994 for BV Unit 1 and Perry Unit 1, Duquesne's share of the total estimated decommissioning costs, including removal and decontamination costs, currently being used to determine Duquesne's cost of service, are $122 million for BV Unit 1, $35 million for BV Unit 2 and $67 million for Perry Unit 1.

     In conjunction with an August 18, 1994, PUC Accounting Order, Duquesne has increased the annual contribution to its decommissioning trusts by approximately $2 million to bring the total annual funding to approximately $4 million per year. In collaboration with Duquesne and several other Pennsylvania utilities, the PUC Office of Special Assistants is evaluating various decommissioning issues, including funding methods. Duquesne expects that any action relating to any forthcoming PUC report will result in further increases in annual contributions to its decommissioning trusts. Consistent with these anticipated future PUC actions, Duquesne's petition before the PUC for the sale of its ownership interest in the Ft. Martin Power Station provides for additional annual contributions to its nuclear decommissioning funds of $5 million for five years without any increase in existing electric rates. (See "Sale of Ft. Martin" discussion on page 9.)

     Duquesne records decommissioning costs under the category of depreciation and amortization expense and accrues a liability, equal to that amount, for nuclear decommissioning expense. Such nuclear decommis-sioning funds are deposited in external, segregated trust accounts. The funds are invested in a portfolio of municipal bonds, certificates of deposit and United States government securities having a weighted average duration of four to seven years. Trust fund earnings increase the fund balance and the recorded liability. The market value of the aggregate trust fund balances at December 31, 1995, totaled approximately $28.5 million. On Duquesne's consolidated balance sheet, the decommissioning trusts have been reflected in other long-term investments, and the related liability has been recorded as other non-current liabilities.


Nuclear Insurance
--------------------------------------------------------------------------------

     All of the companies with an interest in BV Unit 1, BV Unit 2 and Perry Unit 1 maintain nuclear property insurance, which provides coverage for property damage, decommissioning and decontamination liabilities. Duquesne's share of this program provides for $1.2 billion of insurance coverage for its net investment of $407.8 million in the BVPS and $565.5 million in Perry Unit 1, plus its interest in BV Unit 2 with lease commitments of $405.2 million, at December 31, 1995. The lease commitments of $405.2 million represent the net present value of future lease payments discounted at 10.94 percent, the return currently authorized Duquesne by the PUC. Duquesne would be responsible for its share of any damages in excess of insurance coverage. In addition, if the property damage reserves of Nuclear Electric Insurance Limited (NEIL), an industry mutual insurance company, are inadequate to cover claims arising from an incident at any United States nuclear site covered by that insurer, Duquesne could be assessed retrospective premiums totaling a maximum of $10.9 million.

     The Price-Anderson Amendments to the Atomic Energy Act of 1954 limit public liability from a single incident at a nuclear plant to $8.9 billion. Duquesne has purchased $200 million of insurance, the maximum amount available, which provides the first level of financial protection.

     Additional protection of $8.3 billion would be provided by an assessment of up to $75.5 million per incident on each nuclear unit in the United States. Duquesne's maximum total assessment, $56.6 million, which is based on its ownership or leasehold interests in three nuclear generating units, would be limited to a maximum of $7.5 million per incident per year. A further surcharge of 5 percent could be levied if the total amount of public claims exceeded the funds provided under the assessment program. Additionally, a state premium tax may be charged on the assessment and surcharge. Finally, the United States Congress could impose other revenue-raising measures on the nuclear industry if funds prove insufficient to pay claims.

     Duquesne carries extra expense insurance which would pay the incremental cost of any replacement power purchased (in addition to costs that would have been incurred had the units been operating) and other incidental expense after the occurrence of certain types of accidents at its nuclear units in a limited amount for a limited period of time. The coverage provides for 100 percent of the estimated extra expense per week during the 52-week period starting 21 weeks after an accident and 80 percent of such estimate per week for the following 104 weeks, with no coverage thereafter. The amount and duration of actual extra expense could substantially exceed insurance coverage. NEIL also provides this insurance. If NEIL's reserves are inadequate to cover claims at any United States nuclear site covered by that insurer, Duquesne could be assessed retrospective premiums totaling a maximum of $3.5 million.


Spent Nuclear Fuel Disposal
--------------------------------------------------------------------------------

     The Nuclear Waste Policy Act of 1982 established a policy for handling and disposing of spent nuclear fuel and a policy requiring the established final repository to accept spent fuel. Electric utility companies have entered into contracts with the DOE for the permanent disposal of spent nuclear fuel and high-level radioactive waste in compliance with this legislation. The DOE has indicated that its repository under these contracts will not be available for acceptance of spent fuel before 2010 at the earliest. Existing on-site spent fuel storage capacities at BV Unit 1, BV Unit 2 and Perry Unit 1 are expected to be sufficient until 2016, 2010 and 2011, respectively.

Uranium Enrichment Decontamination and Decommissioning Fund
--------------------------------------------------------------------------------

     Nuclear reactor licensees in the United States are assessed annually for the decontamination and decommissioning of DOE uranium enrichment facilities. Assessments are based on the amount of uranium a utility had processed for enrichment prior to enactment of the National Energy Policy Act of 1992 (NEPA) and are to be paid by such utilities over a 15-year period. At December 31, 1995, Duquesne's liability for contributions is approximately $9.9 million (subject to an inflation adjustment). Contributions, when made, are recovered from electric utility customers through the ECR.


Environmental Matters
--------------------------------------------------------------------------------

     The Comprehensive Environmental Response, Compensation and Liability Act of 1980 and the Superfund Amendments and Reauthorization Act of 1986 (Superfund) established a variety of informational and environmental action programs. The United States Environmental Protection Agency (EPA) has informed Duquesne of its involvement or potential involvement in three hazardous waste sites. Duquesne has reached agreements to make minimal financial payments related to two of the three sites in order to resolve any associated liability. If Duquesne is ultimately determined to be a responsible party with respect to the remaining site, it could be liable for all or a portion of the cleanup costs. However, other solvent, potentially responsible parties that may bear all or part of any liability are also involved. In addition, Duquesne believes that available defenses, along with other factors (including overall limited involvement and low estimated remediation costs) will limit any potential liability that Duquesne may have for cleanup costs. Duquesne believes that it is adequately reserved for all known liabilities and costs and, accordingly, that this matter will not have a materially adverse effect on its financial position or results of operations.

     In 1990, Congress approved amendments to the Clean Air Act, which established the Emission Allowance Trading System. Allowances are issued by the EPA to fossil-fired stations with generating capability of more than 25 MW that were in existence as of the passage of the 1990 amendments. Allowances are part of an innovative market-based approach to sulfur dioxide (SO\\2\\) reduction. Emission allowances can also be obtained through purchases on the open market or directly from other sources. Excess allowances may be banked for future use or sold on the open market to other parties to offset their emissions.

     Although Duquesne has satisfied all of the Phase I requirements of the Clean Air Act, Phase II requires significant additional reductions of SO\\2\\ and oxides of nitrogen (NO\\X\\) by the year 2000. Duquesne currently has 662 MW of nuclear capacity, 1,187 MW of coal capacity equipped with SO\\2\\ emission reducing equipment (including 300 MW of property held for future use at Phillips) as well as 757 MW of capacity that meets the 1995 standards of the Clean Air Act Amendments through the use of low sulfur coal. Through the year 2000, Duquesne is considering a combination of compliance methods that include fuel switching; increased use of, and improvements in, SO\\2\\ emission reducing equipment; low NO\\X\\ burner technology; and the purchase of emission allowances. Flue gas conditioning and post combustion NO\\X\\ reduction technologies may also be employed if economically justified. In addition, Duquesne is examining and developing innovative emissions technologies designed to reduce costs. Duquesne continues to work with the operators of its jointly owned stations to implement cost-effective compliance strategies to meet these requirements. NO\\X\\ reductions under Title IV of the Clean Air Act were required at Cheswick, and the work to achieve the reductions was completed in 1993. The ozone attainment provisions of Title I of the Clean Air Act Amendments also required NO\\X\\ reductions by mid-1995 at Cheswick, Elrama and Bruce Mansfield. Duquesne achieved such reductions using innovative combustion system modifications and low NO\\X\\ burner technology. Duquesne currently estimates that additional capital costs to comply with Clean Air Act requirements through the year 2000 will be approximately $20 million. This estimate is subject to the finalization of federal and state regulations and the PUC approval of the sale of Duquesne's interest in the Ft. Martin Power Station. (See "Sale of Ft. Martin" discussion on page 9.)

     Duquesne has developed, patented and installed low NO\\X\\ burner technology for the Elrama boilers. These cost-effective NO\\X\\ reduction systems installed on the Elrama roof fired boilers was specified as the benchmark for the industry for this class of boilers in the EPA's pending Group II rulemaking. Duquesne is also currently evaluating additional low cost, developmental NO\\X\\ reduction technologies at Cheswick and

Elrama. An Artificial Neural Network control system enhancement, co-sponsored by the Electric Power Research Institute and Duquesne, will be demonstrated at Cheswick. The Gas Research Institute and Duquesne are sponsoring a targeted natural gas reburn demonstration at Elrama. Both demonstrations will be completed in 1996.

     As required by Title V of the Clean Air Act Amendments, Duquesne has filed comprehensive air operating permit applications for Cheswick, Elrama, BI and Phillips during the last half of 1995. Duquesne also filed its Title IV Phase II Clean Air Act compliance plan with the PUC on December 27, 1995.

     Duquesne is closely monitoring other potential future air quality programs and air emission control requirements, including additional NO\\X\\ control requirements that were recommended for fossil fuel plants by the Ozone Transport Commission and the potential for more stringent ambient air quality and emission standards for SO\\2\\ particulates, and other by-products of coal combustion. As these potential programs are in various stages of discussion and consideration, it is impossible to make reasonable estimates of the potential costs and impacts, if any.

     In 1992, the Pennsylvania Department of Environmental Protection (DEP) issued Residual Waste Management Regulations governing the generation and management of non-hazardous residual waste, such as coal ash. Duquesne is assessing the sites which it utilizes and has developed compliance strategies under review by the DEP. Capital compliance costs of $3.0 million were incurred by Duquesne in 1995 to comply with these DEP regulations; on the basis of information currently available, an additional $2.5 million will be incurred in 1996. The expected additional capital cost of compliance through the year 2000 is estimated, based on current information, to be approximately $25 million. This estimate is subject to the results of ground water assessments and DEP final approval of compliance plans.

     Duquesne is involved in various other environmental matters. Duquesne believes that such matters, in total, will not have a materially adverse effect on its financial position or results of operations.


Outlook
--------------------------------------------------------------------------------

Competition

     The electric utility industry is undergoing fundamental change in response to the open transmission access and increased availability of energy alternatives fostered by NEPA which has served to increase competition in the industry. Previously captive customers are seeking freedom to choose alternative suppliers of energy. These competitive pressures require utilities to offer competitive pricing and terms to retain customers and to develop new markets for the optimal utilization of their generation capacity.

     At the national level, NEPA was designed to encourage competition among electric utility companies, improve energy resource planning and to encourage the development of alternative sources of energy. NEPA authorizes the FERC to require electric utilities to provide wholesale suppliers of electric energy with nondiscriminatory access to the utility's wholesale transmission system. In response to this mandate, the FERC has issued a Notice of Proposed Rulemaking
(NOPR) on Open Access Nondiscriminatory Transmission Services and a supplemental NOPR on the Recovery of Stranded Costs. The NOPR on open access transmission would define the terms under which independent power producers, neighboring utilities and others could gain access to a utility's transmission grid to deliver power to customers. The supplemental NOPR on stranded costs would address the issue of recovery of a utility's unrecovered costs that were incurred to provide service to customers that subsequently leave a utility's system in favor of another supplier. A final order is expected in mid-1996 on both NOPRs. Also, in January 1996, the FERC announced its plans to reconsider its public utility merger guidelines. The FERC actions are expected to have a significant impact on competition in the electric utility industry.

     In Pennsylvania, the PUC currently is conducting an investigation concerning regulatory reform and has indicated an intention to issue a report to the governor and the Pennsylvania General Assembly by June 1996. The PUC staff issued an interim report in August 1995 that recommended that retail wheeling not be implemented at that time because of concerns that retail wheeling would benefit large industrials at the expense of smaller customers and utility shareholders, who would absorb the costs of stranded investments, and that service reliability could be impaired. The report concludes that performance-based ratemaking, wholesale competition and utility cost cutting could provide the benefits of retail wheeling without the attendant disruptions.

     Duquesne is aware of the foregoing federal and state regulatory and business uncertainties, and is attempting to position itself to operate in a more competitive environment. Its current rate structure allows some flexibility in setting rates to retain its customer base and attract new business. Furthermore, as discussed below, open access transmission offers Duquesne the opportunity to sell power on a market basis to customers outside of its service territory.

     Duquesne has proposals before both the FERC and the PUC that address specific issues relating to its competitive position. Because of Duquesne's current electric generating configuration, some of its baseload capacity is used less than optimally. Two options Duquesne is currently considering to align its generating capabilities more closely with customer demand are discussed in "Transmission Access" below and "Generation Resource Optimization" on page 17. First, through open transmission access, Duquesne is seeking to increase its level of fixed demand through the negotiation of long-term power sale contracts to customers outside its service territory. Second, Duquesne proposes to change its generation profile through the sale of its interest in the Ft. Martin Power Station.

     As part of its petition currently before the PUC with respect to the sale of its interest in Ft. Martin, Duquesne has proposed, among other concessions, a five-year freeze on base rates and a five-year annual $5 million credit to the ECR (which would otherwise remain unaffected by the freeze) to compensate Duquesne's electric utility customers for short-term power sales foregone by the sale of its interest in the plant. (See "Sale of Ft. Martin" discussion on page 9.) Although Duquesne believes a rate freeze will enable it to maintain and expand its existing customer base, if the rate freeze is implemented, Duquesne could face the risk of reduced rates of return if unforeseen costs arise and if revenues from sales prove inadequate to fund those costs.

     Finally, as noted above, open access transmission requirements implicitly create the potential for stranded costs. To address these issues, Duquesne has implemented, and will continue to evaluate, the accelerated depreciation of its generating assets as one method to guard against the competitive risks of stranded investments. (See "Operating Expenses" discussion on page 4.) At present, the FERC and the PUC appear supportive of stranded cost recovery; however, implementation details for recovery of stranded costs are extremely vague and far from decided. The petition for the sale of Duquesne's ownership interest in the Ft. Martin Power Station currently before the PUC proposes to further increase depreciation and amortization expense related to Duquesne's nuclear power investment by $75 million over a three-year period. This petition also proposes to record a one-time write-down in the value of Duquesne's nuclear plant investment of approximately $130 million and to increase by $5 million the annual contribution to Duquesne's nuclear plant decommissioning funds, for a total of $25 million in contributions over the next five years. (See "Sale of Ft. Martin" discussion on page 9.) These current and proposed accelerated investment cost recovery measures will be absorbed by Duquesne without an increase in base rates.

     Duquesne believes that these and similar initiatives will strengthen its position to succeed in a more competitive environment by eliminating the need to charge its electric utility customers in the future for these currently recognized expenses. At this time, however, there is no assurance as to the extent to which Company initiatives can or will ultimately eliminate regulatory and other uncertainties associated with increased competition.


Transmission Access

     In March 1994, Duquesne submitted, pursuant to the Federal Power Act, two separate "good faith" requests for transmission service with APS and the Pennsylvania-New Jersey-Maryland Interconnection Association (PJM Companies), respectively. Each request is based on 20-year firm service with flexible delivery points for 300 MW of transfer capability over the APS and PJM Companies transmission networks, which together extend from western Pennsylvania to the East Coast. Because of a lack of progress on pricing and other issues, on August 5 and September 16, 1994, Duquesne filed with the FERC applications for transmission service from the PJM Companies and APS, respectively. The applications are authorized under
Section 211 of the Federal Power Act, which requires electric utilities to provide firm wholesale transmission service. In May 1995, the FERC issued proposed orders instructing APS and the PJM Companies to provide transmission service to Duquesne and directing the parties to negotiate specific rates, terms and conditions. Duquesne was unable to agree to terms for transmission service with either APS or the PJM Companies. Briefs were filed with the FERC outlining the areas of disagreement among the companies. The matter is now pending before the FERC. Duquesne cannot predict the final outcome of these proceedings.


Generation Resource Optimization

     Duquesne's plans for optimizing generation resources are designed to reduce underutilized generating capacity, promote competition in the wholesale marketplace, maintain stable prices and meet customer-specified levels of service reliability. Duquesne is committed to explore firm energy sales to wholesale customers, system power sales, system power sales with specific unit back-up, unit power sales, generating asset sales and any other approach to efficiently managing capacity and energy.

     The proposed sale of Duquesne's ownership interest in the Ft. Martin Power Station demonstrates Duquesne's ongoing efforts to optimize the utilization of generation resources. (See "Sale of Ft. Martin" discussion on page 9.) The sale is expected to reduce power production costs by employing a cost-effective source of peaking capacity through enhanced reliability of the simple cycle units at BI. Implementation of the proposed plan will better align Duquesne's generating capabilities with its native load requirements.


Customer Service Guarantees

     Duquesne's commitment to provide reliable, quality service to its customers is characterized by its customer service guarantees. On March 6, 1995, Duquesne became the first Pennsylvania regulated utility, and the third in the United States, to offer its residential customers guarantees of its commitment to courteous, reliable and efficient service. Duquesne offers a $25 credit to a customer's account if Duquesne fails to provide accurate billings; to meet punctual service appointments; to extend prompt, courteous and professional service; or to connect new services within one day of the date requested by the customer.


Customer Advanced Reliability System

     In January 1996, Duquesne announced its Customer Advanced Reliability System, a new communications service that will provide its customers with superior levels of service reliability, security and convenience. Duquesne has signed a long-term, full service contract with Itron, Inc. (Itron), a leading supplier of energy information and communication solutions to the electric utility industry. Over the next two years, Itron will install, operate and maintain a communications network that will provide Duquesne with an electronic link to its 580,000 customers.

     The Customer Advanced Reliability System is designed to respond to customer needs on the basis of immediate information about the status of power delivery at individual homes and businesses. This electronic communications service is another major element in Duquesne's multi-step plan to make Duquesne's operations more competitive and efficient.


Other
--------------------------------------------------------------------------------

Financial Accounting Pronouncement

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS No. 121), in March 1995. This statement is effective for years beginning after December 15, 1995. Duquesne anticipates adopting this standard on January 1, 1996, and does not expect that it will have a material impact on its financial position or results of operations, based on the current regulatory structure in which it operates. As competitive factors influence pricing in the utility industry, this opinion may change in the future. The general requirements of SFAS No. 121 apply to non-current assets and require impairment to be considered whenever evidence suggests that it is no longer probable that future cash flows in an amount at least equal to the asset will result.


Retirement Plan Measurement Assumptions

     Duquesne decreased the discount rate used to determine the projected benefit obligation on Duquesne's retirement plans at December 31, 1995, to 7.0 percent. The assumed change in future compensation levels was also decreased to reflect current market and economic conditions. The effects of these changes on Duquesne's retirement plan obligations are reflected in the amounts shown in "Employee Benefits," Note M to the consolidated financial statements on page 56. The resulting change in related expenses for subsequent years is not expected to be material.

                        ------------------------------

Except for historical information contained herein, the matters discussed in this Annual Report on Form 10-K, are forward-looking statements that involve risks and uncertainties including, but not limited to, economic, competitive, governmental and technological factors affecting Duquesne's operations, markets, products, services and prices, and other factors discussed in Duquesne's filings with the Securities and Exchange Commission.


Executive Officers of the Registrant
--------------------------------------------------------------------------------

     Set forth below are the names, ages as of March 1, 1996, positions and brief accounts of the business experience during the past five years of the executive officers of Duquesne.


         Name                  Age                             Office
         ----                  ---                             ------
Wesley W. von Schack           51            Chairman of the Board since September 1987 and
                                              Chief Executive Officer since January 1986.
                                              President from January 1986 to February 1995.

David D. Marshall              43            President and Chief Operating Officer since February
                                              1995.  Executive Vice President from February 1992
                                              to February 1995, Assistant to the President from
                                              October 1990 to February 1992, and Vice President-
                                              Corporate Development from August 1987 to
                                              February 1992.

Gary L. Schwass                50            Senior Vice President since February 1995 and Chief
                                              Financial Officer since July 1989.  Vice President-
                                              Finance from May 1988 to February 1995.


         Name              Age                             Office
         ----              ---                             ------

James E. Cross              49      Senior Vice President - Nuclear since February 1995.
                                     Vice President - Nuclear from September 1994 to
                                     February 1995.  Formerly Vice President, Thermal
                                     Operations, and Chief Nuclear Officer of Portland
                                     General Electric from May 1993 to September 1994;
                                     Vice President and Chief Nuclear Officer of
                                     Portland General Electric from December 1991 to
                                     May 1993; and Vice President, Nuclear, of Portland
                                     General Electric from May 1990 to December 1991.

Dianna L. Green             49      Senior Vice President - Customer Operations since
                                     April 1995.  Senior Vice President - Administration
                                     from February 1995 to April 1995.  Vice President -
                                     Administrative Services from August 1988 to
                                     February 1995.

Roger D. Beck               59      Vice President - Customer Services since April 1995.
                                     Vice President - Marketing and Customer Services
                                     from August 1986 to April 1995.

Gary R. Brandenberger       58      Vice President - Power Supply since August 1986.

William J. DeLeo            45      Vice President - Marketing and Corporate Performance
                                     since April 1995.  Vice President - Corporate
                                     Performance and Information Services from
                                     January 1991 to April 1995.

Victor A. Roque             49      Vice President since April 1995 and General Counsel since
                                     November 1994.  Previously Vice President, General
                                     Counsel and Secretary for Orange and Rockland
                                     Utilities from April 1989 to November 1994.

Donald J. Clayton           41      Treasurer since January 1995.  Assistant Treasurer from
                                     May 1990 to January 1995 and Manager, Valuation and
                                     Property Records, from August 1985 to May 1990.

Morgan K. O'Brien           35      Controller and Principal Accounting Officer since October
                                     1995.  Assistant Controller from December 1993 to
                                     October 1995.  Manager, Corporate Taxes, from
                                     September 1991 to December 1993.  Previously
                                     Assistant Vice President - Corporate Taxes at PNC
                                     Financial Corporation from 1990 to September 1991.

ITEM 2.  PROPERTIES.

     Duquesne's properties consist of electric generating stations, transmission and distribution facilities, and supplemental properties and appurtenances, comprising as a whole an integrated electric utility system, located substantially in Allegheny and Beaver counties in southwestern Pennsylvania.

     Duquesne owns all or a portion of the following generating units except Beaver Valley Unit 2, which is leased.


                                                                       Duquesne's
                                                                        Share of         Net Plant Output
                                                                        Capacity            Year Ended
                                                                       (Megawatts)       December 31, 1995
Name and Location                         Type                       Summer   Winter      (Megawatt-hours)
-----------------                         ----                       ------   ------    -------------------

Cheswick                                  Coal
  Springdale, Pa.                                                       562      570          3,431,410
Ft. Martin Unit 1 (1)                     Coal
  Maidsville, W. Va.                                                    276      276          1,054,790
Elrama                                    Coal
  Elrama, Pa.                                                           474      487          2,411,635
Sammis Unit 7 (1)                         Coal
  Stratton, Ohio                                                        187      187          1,008,249
Eastlake Unit 5 (1)                       Coal
  Eastlake, Ohio                                                        186      186            896,065
Beaver Valley Unit 1 (1)                  Nuclear
  Shippingport, Pa.                                                     385      385          2,598,215
Beaver Valley Unit 2 (1)                  Nuclear
  Shippingport, Pa.                                                     113      113            856,249
Perry Unit 1 (1)                          Nuclear
  North Perry, Ohio                                                     161      164          1,255,429
Bruce Mansfield Unit 1 (1)                Coal
  Shippingport, Pa.                                                     228      228          1,047,989
Bruce Mansfield Unit 2 (1)                Coal
  Shippingport, Pa.                                                      62       62            168,360
Bruce Mansfield Unit 3 (1)                Coal
  Shippingport, Pa.                                                     110      110            310,341
Brunot Island                             Oil
  Brunot Island, Pa.                                                     54       66               (858)
                                                                      -----    -----         ----------
Total                                                                 2,798    2,834         15,037,874
                                                                                             ----------
Property held for future use:
   Brunot Island                          Oil                           204      240
   Phillips                               Coal                          300      310
                                                                      -----    -----
      Total                                                           3,302    3,384
                                                                      -----    -----

(1) Amounts represent Duquesne's share of the unit which is owned by Duquesne in common with one or more other electric utilities (or, in the case of Beaver Valley Unit 2, leased by Duquesne).

     Duquesne owns 25 transmission substations (including interests in common in the step-up transformers at Fort Martin Unit 1; Sammis Unit 7; Eastlake Unit 5; Bruce Mansfield Unit 1; Beaver Valley Unit 1; Beaver Valley Unit 2; Perry Unit 1; Bruce Mansfield Unit 2; and Bruce Mansfield Unit 3) and 562 distribution substations. Duquesne has 714 circuit-miles of transmission lines, comprising 345,000, 138,000 and 69,000 volt lines. Street lighting and distribution circuits of 23,000 volts and less include approximately 50,000 miles of lines and cable.

     Duquesne owns the Warwick Mine, including 4,849 acres owned in fee of unmined coal lands and mining rights, located on the Monongahela River in Greene County, Pennsylvania, approximately 83 river miles from Pittsburgh. (See Item
1. BUSINESS. "Fossil Fuel" discussion on page 11.)

     Duquesne's 1947 mortgage bond indenture was retired in the third quarter of 1995 following the maturity of the last bond series issued under the indenture. All First Collateral Trust Bonds have been issued under a new mortgage indenture that was established in April 1992 (the 1992 Indenture). The 1992 Indenture includes more flexible provisions and eliminates conventions such as mandatory sinking funds and formula-derived maintenance and replacement clauses.

     Additional information relating to Item 2. PROPERTIES, is set forth in Note B, "Property, Plant and Equipment," of the consolidated financial statements for year ended December 31, 1995, on page 46. The information is incorporated here by reference.


ITEM 3.  LEGAL PROCEEDINGS.

Rate-Related Legal Proceedings, Property, Plant and Equipment-Related Legal Proceedings and Environmental Legal Proceedings
---------------------------------------------------------------------------
Eastlake Unit 5

     In October 1995, CEI commenced an action (Action) in the Common Pleas Court of Lake County, Ohio, seeking to enjoin Duquesne from seeking a partition of the Unit, through arbitration or otherwise, on the basis of a waiver of partition contained in the deed to the Unit. It is Duquesne's position that the deed covenant is unenforceable by CEI due to CEI's bad faith conduct toward Duquesne. Duquesne removed the Action to the United States District Court for the Northern District of Ohio, where it is now pending, and then, brought a motion requesting that all claims in dispute between the parties (including its arbitration claims) be heard by the Court or, alternatively, that the Court stay the Action and compel arbitration of all claims and filed an answer and counterclaims.
This motion and nine other motions are pending before the Court. Until order of the federal court is issued on this issue, both the arbitration and the federal litigation are proceeding.

     Proceedings involving Duquesne's rates are reported in Item 1. BUSINESS "Rate Matters." Proceedings involving Property, Plant and Equipment are reported in Item 1. BUSINESS "Property, Plant and Equipment." Proceedings involving environmental matters are reported in Item 1. BUSINESS "Environmental Matters."


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.


                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHARE-HOLDER MATTERS.

     Duquesne's common stock is not publicly traded. Effective July 7, 1989, Duquesne became a wholly owned subsidiary of DQE, the holding company formed as part of a shareholder-approved restructuring. As a result of the restructuring, Duquesne's shareholders received DQE common stock in exchange for their shares of Duquesne common stock, which were cancelled. DQE owns all of Duquesne's outstanding common stock, which consists of 10 shares. As such, this item is not applicable to Duquesne because all its common equity is held solely by DQE. During 1995 and 1994, Duquesne declared quarterly dividends on its common stock totaling $144 million each year.

ITEM 6.  SELECTED FINANCIAL DATA.

     Selected financial data for Duquesne for each year of the six-year period ended December 31, 1995, are set forth on page 63. The financial data is incorporated here by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDI-
           TION AND RESULTS OF OPERATIONS.

     Management's discussion and analysis of financial condition and results of operations are set forth in Item 1. BUSINESS. The discussion and analysis are incorporated here by reference.


ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY
           DATA.

     The Consolidated Balance Sheet of Duquesne Light Company and its Subsidiary as of December 31, 1995 and 1994, and the related Statements of Consolidated Income, Retained Earnings and Cash Flows for each of the three years in the period ended December 31, 1995, together with the Independent Auditors' Report dated January 30, 1996, are set forth in pages 38 to 62 of this Report. The consolidated financial statements and report are incorporated here by reference. Quarterly financial information is included on page 62 in Note O to Duquesne's consolidated financial statements and is incorporated here by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     All directors of DQE are also directors of Duquesne. Information relating to DQE's and Duquesne's board of directors is set forth on page 20 of the 1995 DQE Annual Report to Shareholders filed here as part of this Report in Exhibit
99.2. The information is incorporated here by reference. Information relating to the executive officers of the Registrant is set forth in Part I of this Report under the caption "Executive Officers of the Registrant."


ITEM 11.  EXECUTIVE COMPENSATION.

     The information relating to executive compensation is set forth in Exhibit 99.1, filed as part of this Report. The information is incorporated here by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.

     DQE is the beneficial owner and holder of all shares of outstanding Common Stock, $1 par value, of Duquesne Light, consisting of 10 shares as of February 21, 1996. Information relating to the ownership of equity securities of DQE and Duquesne Light by directors and executive officers of Duquesne Light is set forth in Exhibit 99.1, filed as part of this Report. The information is incorporated here by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K.

     (a)(1) The following information is set forth here on pages 38 through 62:

            Report of Independent Certified Public Accountants.

            Statement of Consolidated Income for the Three Years Ended December 31, 1995.

            Consolidated Balance Sheet, December 31, 1995 and 1994.

            Statement of Consolidated Cash Flows for the Three Years Ended December 31, 1995.

            Statement of Consolidated Retained Earnings for the Three Years Ended December 31, 1995.

            Notes to Consolidated Financial Statements.

     (a)(2) The following financial statement schedule and the related Report of Independent Certified Public Accountants (See page 38.) are filed here as a part of this Report:

     Schedule for the Three Years Ended December 31, 1995:

      II-  Valuation and Qualifying Accounts.

     The remaining schedules are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the financial statements or notes to the financial statements.

     (a)(3) Exhibits are set forth in the Exhibit List on pages 24 through 34 and incorporated here by reference. Documents other than those designated as being filed here are incorporated here by reference. Previously filed documents incorporated by reference to a DQE Annual Report on Form 10-K, a Quarterly Report on Form 10-Q or a Current Report on Form 8-K are at Securities and Exchange Commission File No. 1-10290. Documents incorporated by reference to a Duquesne Light Company Annual Report on Form 10-K, Quarterly Report on Form 10-Q or a Current Report on Form 8-K are at Securities and Exchange Commission File No. 1-956. The Exhibits include the management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(d)(10)(iii), of Regulation S-K.

     (b) Reports on Form 8-K filed during the twelve months ended December 31, 1995:

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

      (2) December 4, 1995 - The following event was reported:

          Item 5. On November 29, 1995, Duquesne Light Company announced it will seek approval from the Pennsylvania Public Utility Commission for a five-year freeze on base rates, the sale of Duquesne's interest in the Fort Martin Power Station, the accelerated depreciation of Duquesne's investment in its nuclear power plants and the return to service of three units at the Brunot Island Power Station. In addition, Duquesne reiterated its proposal for the inclusion of all Pennsylvania electric utilities in a region wide independent transmission organization, and reaffirmed its commitment to the highest levels of guaranteed customer service.

          No financial statements were filed with this report.


                                EXHIBITS INDEX

 Exhibit                                                                               Method of
   No.                             Description                                           Filing
--------       ------------------------------------------------------         ----------------------------
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

  4.1          Indenture dated March 1, 1960, relating to Duquesne            Exhibit 4.3 to the Form 10-K
               Light Company's 5% Sinking Fund Debentures.                    Annual Report of DQE for the
                                                                              year ended December 31, 1989.

  4.2          Indenture dated as of November 1, 1989 relating to the         Exhibit 4.4 to the Form 10-K
               issuance of Duquesne Light Company's unsecured                 Annual Report of DQE for the
               notes.                                                         year ended December 31, 1989.

  4.3          Indenture of Mortgage and Deed of Trust dated as of            Exhibit 4.3 to Registration
               April 1, 1992, securing Duquesne Light Company's               Statement (Form S-3)
               First Collateral Trust Bonds.                                  No. 33-52782.

  4.4          Supplemental Indentures supplementing the said
               Indenture of Mortgage and Deed of Trust -

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
                                                                              December 31, 1993.


Exhibit                                                                                Method of
  No.                          Description                                               Filing
-------        -------------------------------------------------              -------------------------------
               Supplemental Indenture No. 8 and Supplemental                  Exhibit 4.6 to the Form 10-K
               Indenture No. 9.                                               Annual Report of Duquesne Light
                                                                              Company for the year ended
                                                                              December 31, 1994.

               Supplemental Indenture No. 10 through Supplemental             Filed here.
               Indenture No. 12.

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


Exhibit                                                                                Method of
  No.                          Description                                               Filing
-------        -------------------------------------------------              -------------------------------
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

 10.17         Fort Martin Power Station Asset Purchase Agreement             Filed here.
               dated as of November 28, 1995.

                                       Agreements relating to the Sale and Leaseback
                                               of Beaver Valley Unit No. 2:

 10.18         Order of the Pennsylvania Public Utility Commission            Exhibit 28.2 to the Form 10-Q
               dated September 25, 1987 regarding the application             Quarterly Report of Duquesne
               of the Duquesne Light Company under Section 1102(a)(3)         Light Company for the quarter
               of the Public Utility Code for approval in connection with     ended September 30, 1987.
               the sale and leaseback of its interest in Beaver Valley Unit
               No. 2.



Exhibit                                                                                Method of
  No.                          Description                                               Filing
-------        -------------------------------------------------              -------------------------------
 10.19         Order of the Pennsylvania Public Utility Commission            Exhibit 10.28 to the Form 10-K
               dated October 15, 1992 regarding the Securities                Annual Report of Duquesne
               Certificate of Duquesne Light Company for the                  Light Company for the year
               assumption of contingent obligations under                     ended December 31, 1992.
               financing agreements in connection with the
               refunding of Collateralized Lease Bonds.

x10.20         Facility Lease dated as of September 15, 1987 between          Exhibit (4)(c) to Registration
               The First National Bank of Boston, as Owner Trustee            Statement (Form S-3)
               under a Trust Agreement dated as of September 15, 1987         No. 33-18144.
               with the limited partnership Owner Participant named
               therein, Lessor, and Duquesne Light Company, Lessee.

y10.21         Facility Lease dated as of September 15, 1987 between          Exhibit (4)(d) to Registration
               The First National Bank of Boston, as Owner Trustee            Statement (Form S-3)
               under a Trust Agreement dated as of September 15,              No. 33-18144.
               1987, with the corporate Owner Participant named
               therein, Lessor, and Duquesne Light Company, Lessee.

x10.22         Amendment No. 1 dated as of December 1, 1987 to                Exhibit 10.30 to the Form 10-K
               Facility Lease dated as of September 15, 1987 between          Annual Report of Duquesne
               The First National Bank of Boston, as Owner Trustee            Light Company for the year
               under a Trust Agreement dated as of September 15,              ended December 31, 1987.
               1987 with the limited partnership Owner Participant
               named therein, Lessor, and Duquesne Light Company,
               Lessee.

y10.23         Amendment No. 1 dated as of December 1, 1987 to                Exhibit 10.31 to the Form 10-K
               Facility Lease dated as of September 15, 1987 between          Annual Report of Duquesne
               The First National Bank of Boston, as Owner Trustee            Light Company for the year
               under a Trust Agreement dated as of September 15,              ended December 31, 1987.
               1987 with the corporate Owner Participant named
               therein, Lessor, and Duquesne Light Company, Lessee.

x10.24         Amendment No. 2 dated as of November 15, 1992 to               Exhibit 10.33 to the Form 10-K
               Facility Lease dated as of September 15, 1987 between          Annual Report of Duquesne
               The First National Bank of Boston, as Owner Trustee            Light Company for the year
               under a Trust Agreement dated as of September 15,              ended December 31, 1992.
               1987 with the limited partnership Owner Participant
               named therein, Lessor, and Duquesne Light Company,
               Lessee.

y10.25         Amendment No. 2 dated as of November 15, 1992 to               Exhibit 10.34 to the Form 10-K
               Facility Lease dated as of September 15, 1987 between          Annual Report of Duquesne
               The First National Bank of Boston, as Owner Trustee            Light Company for the year
               under a Trust Agreement dated as of September 15,              ended December 31, 1992.
               1987 with the corporate Owner Participant named
               therein, Lessor, and Duquesne Light Company, Lessee.

x10.26         Amendment No. 3 dated as of October 13, 1994 to                Exhibit 10.25 to the Form 10-K
               Facility Lease dated as of September 15, 1987 between          Annual Report of Duquesne
               The First National Bank of Boston, as Owner Trustee            Light Company for the year
               under a Trust Agreement dated as of September 15, 1987         ended December 31, 1994.
               with the limited partnership Owner Participant named
               therein, Lessor, and Duquesne Light Company, Lessee.


Exhibit                                                                                Method of
  No.                          Description                                               Filing
-------        -------------------------------------------------              -------------------------------
y10.27         Amendment No. 3 dated as of October 13, 1994 to                Exhibit 10.26 to the Form 10-K
               Facility Lease dated as of September 15, 1987 between          Annual Report of Duquesne
               The First National Bank of Boston, as Owner Trustee            Light Company for the year
               under a Trust Agreement dated as of September 15, 1987         ended December 31, 1994.
               with the corporate Owner Participant named therein,
               Lessor, and Duquesne Light Company, Lessee.

x10.28         Participation Agreement dated as of September 15,              Exhibit (28)(a) to Registration
               1987 among the limited partnership Owner                       Statement (Form S-3)
               Participant named therein, the Original Loan                   No. 33-18144.
               Participants listed in Schedule 1 thereto, as Original
               Loan Participants, DQU Funding Corporation, as Funding
               Corp, The First National Bank of Boston, as Owner
               Trustee, Irving Trust Company, as Indenture Trustee and
               Duquesne Light Company, as Lessee.

y10.29         Participation Agreement dated as of September 15,              Exhibit (28)(b) to Registration
               1987 among the corporate Owner Participant named               Statement (Form S-3)
               therein, the Original Loan Participants listed in              No. 33-18144.
               Schedule 1 thereto, as Original Loan Participants, DQU
               Funding Corporation, as Funding Corp, The First
               National Bank of Boston, as Owner Trustee, Irving
               Trust Company, as Indenture Trustee and Duquesne
               Light Company, as Lessee.

x10.30         Amendment No. 1 dated as of December 1, 1987 to                Exhibit 10.34 to the Form 10-K
               Participation Agreement dated as of September 15,              Annual Report of Duquesne
               1987 among the limited partnership Owner Participant           Light Company for the year
               named therein, the Original Loan Participants listed           ended December 31, 1987.
               therein, as Original Loan Participants, DQU
               Funding Corporation, as Funding Corp, The First
               National Bank of Boston, as Owner Trustee, Irving
               Trust Company, as Indenture Trustee and Duquesne
               Light Company, as Lessee.

y10.31         Amendment No. 1 dated as of December 1, 1987 to                Exhibit 10.35 to the Form 10-K
               Participation Agreement dated as of September 15,              Annual Report of Duquesne
               1987 among the corporate Owner Participant named               Light Company for the year
               therein, the Original Loan Participants listed therein,        ended December 31, 1987.
               therein, as Original Loan Participants, DQU
               Funding Corporation, as Funding Corp, The First
               National Bank of Boston, as Owner Trustee, Irving
               Trust Company, as Indenture Trustee and Duquesne
               Light Company, as Lessee.

x10.32         Amendment No. 2 dated as of March 1, 1988 to                   Exhibit (28)(c)(3) to
               Participation Agreement dated as of September 15,              Registration Statement
               1987 among the limited partnership Owner Participant           (Form S-3) No. 33-54648.
               named therein, DQU Funding Corporation, as Funding
               Corp, The First National Bank of Boston, as Owner
               Trustee, Irving Trust Company, as Indenture Trustee and
               Duquesne Light Company, as Lessee.



Exhibit                                                                                Method of
  No.                          Description                                               Filing
-------        -------------------------------------------------              -------------------------------
y10.33         Amendment No. 2 dated as of March 1, 1988 to                   Exhibit (28)(c)(4) to
               Participation Agreement dated as of September 15,              Registration Statement
               1987 among the corporate Owner Participant named               (Form S-3) No. 33-54648.
               therein, DQU Funding Corporation, as Funding Corp,
               The First National Bank of Boston, as Owner Trustee,
               Irving Trust Company, as Indenture Trustee and Duquesne
               Light Company, as Lessee.

x10.34         Amendment No. 3 dated as of November 15, 1992 to               Exhibit 10.41 to the Form 10-K
               Participation Agreement dated as of September 15,              Annual Report of Duquesne
               1987 among the limited partnership Owner Participant           Light Company for the year
               named therein, DQU Funding Corporation, as Funding             ended December 31, 1992.
               Corp, DQU II Funding Corporation, as New Funding
               Corp, The First National Bank of Boston, as Owner
               Trustee, The Bank of New York, as Indenture Trustee and
               Duquesne Light Company, as Lessee.

y10.35         Amendment No. 3 dated as of November 15, 1992 to               Exhibit 10.42 to the Form 10-K
               Participation Agreement dated as of September 15,              Annual Report of Duquesne
               1987 among the corporate Owner Participant named               Light Company for the year
               therein, DQU Funding Corporation, as Funding Corp,             ended December 31, 1992.
               DQU II Funding Corporation, as New Funding Corp,
               The First National Bank of Boston, as Owner Trustee, The
               Bank of New York, as Indenture Trustee and Duquesne Light
               Company, as Lessee.

x10.36         Amendment No. 4 dated as of October 13, 1994 to                Exhibit 10.35 to the Form 10-K
               Participation Agreement dated as of September 15, 1987         Annual Report of Duquesne
               among the limited partnership Owner Participant named          Light Company for the year
               therein, DQU Funding Corporation, as Funding Corp,             ended December 31, 1994.
               DQU II Funding Corporation, as New Funding Corp,
               The First National Bank of Boston, as Owner Trustee,
               The Bank of New York, as Indenture Trustee and Duquesne
               Light Company, as Lessee.

y10.37         Amendment No. 4 dated as of October 13, 1994 to                Exhibit 10.36 to the Form 10-K
               Participation Agreement dated as of September 15, 1987         Annual Report of Duquesne
               among the corporate Owner Participant named therein,           Light Company for the year
               DQU Funding Corporation, as Funding Corp, DQU II               ended December 31, 1994.
               Funding Corporation, as New Funding Corp, The First
               National Bank of Boston, as Owner Trustee, The Bank of
               New York, as Indenture Trustee and Duquesne Light
               Company, as Lessee.

z10.38         Ground Lease and Easement Agreement dated as of                Exhibit (28)(e) to Registration
               September 15, 1987 between Duquesne Light Company,             Statement (Form S-3)
               Ground Lessor and Grantor, and The First National Bank         No. 33-18144.
               of Boston, as Owner Trustee under a Trust Agreement
               dated as of September 15, 1987 with the limited
               partnership Owner Participant named therein, Tenant
               and Grantee.


Exhibit                                                                                  Method of
  No.                               Description                                           Filing
-------        --------------------------------------------------------       -------------------------------

z10.39         Assignment, Assumption and Further Agreement dated as          Exhibit (28)(f) to Registration
               of September 15, 1987 among The First National Bank of         Statement (Form S-3)
               Boston, as Owner Trustee under a Trust Agreement dated         No. 33-18144.
               as of September 15, 1987 with the limited partnership
               Owner Participant named therein, The Cleveland Electric
               Illuminating Company, Duquesne Light Company, Ohio
               Edison Company, Pennsylvania Power Company and The
               Toledo Edison Company.

z10.40         Additional Support Agreement dated as of September 15,         Exhibit (28)(g) to Registration
               1987 between The First National Bank of Boston, as             Statement (Form S-3)
               Owner Trustee under a Trust Agreement dated as of              No. 33-18144.
               September 15, 1987 with the limited partnership Owner
               Participant named therein, and Duquesne Light Company.

z10.41         Indenture, Bill of Sale, Instrument of Transfer and            Exhibit (28)(h) to Registration
               Severance Agreement dated as of October 2, 1987                Statement (Form S-3)
               between Duquesne Light Company, Seller, and The                No. 33-18144.
               First National Bank of Boston, as Owner Trustee under
               a Trust Agreement dated as of September 15, 1987 with
               the limited partnership Owner Participant named therein,
               Buyer.

z10.42         Tax Indemnification Agreement dated as of September 15,        Exhibit 28.1 to the Form 8-K
               1987 between the Owner Participant named therein and           Current Report of Duquesne
               Duquesne Light Company, as Lessee.                             Light Company dated
                                                                              November 20, 1987.

z10.43         Amendment No. 1 dated as of November 15, 1992 to               Exhibit 10.48 to the Form 10-K
               Tax Indemnification Agreement dated as of September 15,        Annual Report of Duquesne
               1987 between the Owner Participant named therein and           Light Company for the year
               Duquesne Light Company, as Lessee.                             ended December 31, 1992.

z10.44         Amendment No. 2 dated as of October 13, 1994 to Tax            Exhibit 10.43 to the Form 10-K
               Indemnification Agreement dated as of September 15,            Annual Report of Duquesne
               1987 between the Owner Participant named therein and           Light Company for the year
               Duquesne Light Company, as Lessee.                             ended December 31, 1994.

z10.45         Extension Letter dated December 8, 1992 from                   Exhibit 10.49 to the Form 10-K
               Duquesne Light Company, each Owner Participant, The            Annual Report of Duquesne
               First National Bank of Boston, the Lease Indenture             Light Company for the year
               Trustee, DQU Funding Corporation and DQU II                    ended December 31, 1992.
               Funding Corporation addressed to the New Collateral
               Trust Trustee extending their respective representations
               and warranties and covenants set forth in each of the
               Participation Agreements.

x10.46         Trust Indenture, Mortgage, Security Agreement and              Exhibit (4)(g) to Registration
               Assignment of Facility Lease dated as of September 15,         Statement (Form S-3)
               1987 between The First National Bank of Boston, as             No. 33-18144.
               Owner Trustee under a Trust Agreement dated as of
               September 15, 1987 with the limited partnership Owner
               Participant named therein, and Irving Trust Company,
               as Indenture Trustee.



Exhibit                                                                                  Method of
  No.                               Description                                           Filing
-------        --------------------------------------------------------       -------------------------------

y10.47         Trust Indenture, Mortgage, Security Agreement and              Exhibit (4)(h) to Registration
               Assignment of Facility Lease dated as of September 15,         Statement (Form S-3)
               1987 between The First National Bank of Boston, as             No. 33-18144.
               Owner Trustee under a Trust Agreement dated as of
               September 15, 1987 with the corporate Owner
               Participant named therein, and Irving Trust Company,
               as Indenture Trustee.

x10.48         Supplemental Indenture No. 1 dated as of December 1,           Exhibit 10.45 to the Form 10-K
               1987 to Trust Indenture, Mortgage, Security Agreement          Annual Report of Duquesne
               and Assignment of Facility Lease dated as of September 15,     Light Company for the year
               1987 between The First National Bank of Boston, as Owner       ended December 31, 1987.
               Trustee under a Trust Agreement dated as of September 15,
               1987 with the limited partnership Owner Participant
               named therein, and Irving Trust Company, as Indenture
               Trustee.

y10.49         Supplemental Indenture No. 1 dated as of December 1,           Exhibit 10.46 to the Form 10-K
               1987 to Trust Indenture, Mortgage, Security Agreement          Annual Report of Duquesne
               and Assignment of Facility Lease dated as of September 15,     Light Company for the year
               1987 between The First National Bank of Boston, as             ended December 31, 1987.
               Owner Trustee under a Trust Agreement dated as of
               September 15, 1987 with the corporate Owner
               Participant named therein, and Irving Trust Company,
               as Indenture Trustee.

x10.50         Supplemental Indenture No. 2 dated as of November 15,          Exhibit 10.54 to the Form 10-K
               1992 to Trust Indenture, Mortgage, Security Agreement          Annual Report of Duquesne
               and Assignment of Facility Lease dated as of September 15,     Light Company for the year
               1987 between The First National Bank of Boston, as             ended December 31, 1992.
               Owner Trustee under a Trust Agreement dated as of
               September 15, 1987 with the limited partnership Owner
               Participant named therein, and The Bank of New York,
               as Indenture Trustee.

y10.51         Supplemental Indenture No. 2 dated as of November 15,          Exhibit 10.55 to the Form 10-K
               1992 to Trust Indenture, Mortgage, Security Agreement          Annual Report of Duquesne
               and Assignment of Facility Lease dated as of September 15,     Light Company for the year
               1987 between The First National Bank of Boston, as             ended December 31, 1992.
               Owner Trustee under a Trust Agreement dated as of
               September 15, 1987 with the corporate Owner
               Participant named therein, and The Bank of New York,
               as Indenture Trustee.

 10.52         Reimbursement Agreement dated as of October 1, 1994            Exhibit 10.51 to the Form 10-K
               among Duquesne Light Company, Swiss Bank                       Annual Report of Duquesne
               Corporation, New York Branch, as LOC Bank, Union               Light Company for the year
               Bank, as Administrating Bank, Swiss Bank                       ended December 31, 1994.
               Corporation, New York Branch, as Administrating Bank
               and The Participating Banks Named Therein.

 10.53         Collateral Trust Indenture dated as of November 15,            Exhibit 10.58 to the Form 10-K
               1992 among DQU II Funding Corporation, Duquesne                Annual Report of Duquesne
               Light Company and The Bank of New York, as Trustee.            Light Company for the year
                                                                              ended December 31, 1992.



Exhibit                                                                                  Method of
  No.                               Description                                           Filing
-------        --------------------------------------------------------       -------------------------------

 10.54         First Supplemental Indenture dated as of November 15,          Exhibit 10.59 to the Form 10-K
               1992 to Collateral Trust Indenture dated as of                 Annual Report of Duquesne
               November 15, 1992 among DQU II Funding Corporation,            Light Company for the year
               Duquesne Light Company and The Bank of New  York, as           ended December 31, 1992.
               Trustee.

x10.55         Refinancing Agreement dated as of November 15, 1992            Exhibit 10.60 to the Form 10-K
               among the limited partnership Owner Participant                Annual Report of Duquesne
               named therein, as Owner Participant, DQU Funding               Light Company for the year
               Corporation, as Funding Corp, DQU II Funding                   ended December 31, 1992.
               Corporation, as New Funding Corp, The First
               National Bank of Boston, as Owner Trustee, The Bank
               of New York, as Indenture Trustee, The Bank of New
               York, as Collateral Trust Trustee, The Bank of New York,
               as New Collateral Trust Trustee, and Duquesne Light
               Company, as Lessee.

y10.56         Refinancing Agreement dated as of November 15, 1992            Exhibit 10.61 to the Form 10-K
               among the corporate Owner Participant named                    Annual Report of Duquesne
               therein, as Owner Participant, DQU Funding                     Light Company for the year
               Corporation, as Funding Corp, DQU II Funding                   ended December 31, 1992.
               Corporation, as New Funding Corp, The First
               National Bank of Boston, as Owner Trustee, The Bank
               of New York, as Indenture Trustee, The Bank of New
               York, as Collateral Trust Trustee, The Bank of New York,
               as New Collateral Trust Trustee, and Duquesne Light
               Company, as Lessee.

x10.57         Addendum dated December 8, 1992 to Refinancing                 Exhibit 10.62 to the Form 10-K
               Agreement dated as of November 15, 1992 among the              Annual Report of Duquesne
               limited partnership Owner Participant named therein,           Light Company for the year
               as Owner Participant, DQU Funding Corporation, as              ended December 31, 1992.
               Funding Corp, DQU II Funding Corporation, as New
               Funding Corp, The First National Bank of Boston, as
               Owner Trustee, The Bank of New York, as Indenture
               Trustee, The Bank of New York, as Collateral Trust
               Trustee, The Bank of New York, as New Collateral
               Trust Trustee, and Duquesne Light Company, as
               Lessee.

y10.58         Addendum dated December 8, 1992 to Refinancing                 Exhibit 10.63 to the Form 10-K
               Agreement dated as of November 15, 1992 among the              Annual Report of Duquesne
               corporate Owner Participant named therein, as                  Light Company for the year
               Owner Participant, DQU Funding Corporation, as                 ended December 31, 1992.
               Funding Corp, DQU II Funding Corporation, as New
               Funding Corp, The First National Bank of Boston, as
               Owner Trustee, The Bank of New York, as Indenture
               Trustee, The Bank of New York, as Collateral Trust
               Trustee, The Bank of New York, as New Collateral
               Trust Trustee, and Duquesne Light Company, as
               Lessee.



Exhibit                                                                                  Method of
  No.                               Description                                           Filing
-------        --------------------------------------------------------       -------------------------------

                                                      Other Agreements:

*10.59         Deferred Compensation Plan for the Directors of                Exhibit 10.1 to the Form 10-K
               Duquesne Light Company, as amended to date.                    Annual Report of DQE for the
                                                                              year ended December 31, 1992.

*10.60         Incentive Compensation Program for Certain Executive           Exhibit 10.2 to the Form 10-K
               Officers of Duquesne Light Company, as amended to              Annual Report of DQE for the
               date.                                                          year ended December 31, 1992.

*10.61         Description of Duquesne Light Company Pension                  Exhibit 10.3 to the Form 10-K
               Service Supplement Program.                                    Annual Report of DQE for the
                                                                              year ended December 31, 1992.

*10.62         Duquesne Light Company Outside Directors'                      Filed here.
               Retirement Plan, as amended to date.

*10.63         Employment Agreement dated as of December 15,                  Exhibit 10.5 to the Form 10-K
               1992 between DQE, Duquesne Light Company and                   Annual Report of DQE for the
               Wesley W. von Schack.                                          year ended December 31, 1992.

*10.64         Duquesne Light/DQE Charitable Giving Program.                  Exhibit 10.6 to the Form 10-K
                                                                              Annual Report of DQE for the
                                                                              year ended December 31, 1992.

*10.65         Duquesne Light Company Performance Incentive                   Exhibit 10.7 to the Form 10-K
               Program.                                                       Annual Report of DQE for the
                                                                              year ended December 31, 1994.

*10.66         First Amendment dated as of October 25, 1994 to                Exhibit 10.8 to the Form 10-K
               Employment Agreement dated as of December 15,                  Annual Report of DQE for the
               1992 between DQE, Duquesne Light Company and                   year ended December 31, 1994.
               Wesley W. von Schack.

*10.67         Employment Agreement dated as of August 30, 1994               Exhibit 10.9 to the Form 10-K
               between DQE, Duquesne Light Company and                        Annual Report of DQE for the
               David D. Marshall.                                             year ended December 31, 1994.

*10.68         First Amendment dated as of June 27, 1995 to                   Filed here.
               Employment Agreement dated as of August 30, 1994
               between DQE, Duquesne Light Company and
               David D. Marshall.

*10.69         Employment Agreement dated as of August 30, 1994               Duquesne Light Company
               between DQE, Duquesne Light Company and                        Exhibit 10.10 to the Form 10-K
               Gary L. Schwass.                                               Annual Report of DQE for the
                                                                              year ended December 31, 1994.

*10.70         Employment Agreement dated as of August 30, 1994               Exhibit 10.68 to the Form 10-K
               between Duquesne Light Company and Dianna L.                   Annual Report of DQE for the
               Green.                                                         year ended December 31, 1994.



Exhibit                                                                                  Method of
  No.                               Description                                           Filing
-------        --------------------------------------------------------       -------------------------------

*10.71         First Amendment dated as of June 27, 1995 to                   Filed here.
               Employment Agreement dated as of August 30, 1994
               between Duquesne Light Company and Dianna L.
               Green.

 12.1          Calculation of Ratio of Earnings to Fixed Charges.             Filed here.

 21.1          Subsidiaries of registrant:
               Duquesne has no significant subsidiaries.

 23.1          Independent Auditors' Consent.                                 Filed here.

 27.1          Financial Data Schedule.                                       Filed here.

 99.1          Executive Compensation of Duquesne Light Company               Filed here.
               Executive Officers for 1995 and Security Ownership
               of Duquesne Light Company Directors and
               Executive Officers as of February 21, 1996.

 99.2          Directors of DQE and Duquesne Light Company,                   Filed here.
               Page 20, 1995 DQE Annual Report to Shareholders.

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


     Copies of the exhibits listed above will be furnished, upon request, to holders or beneficial owners of any class of Duquesne's stock as of February 21, 1996, subject to payment in advance of the cost of reproducing the exhibits requested.

                                                                     SCHEDULE II


                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             For the Years Ended December 31, 1995, 1994 and 1993
                            (Thousands of Dollars)


 Column A                                                     Column B        Column C      Column D       Column E    Column F
 --------                                                     --------        --------      --------       --------    --------
                                                                                    Additions
                                                                             ------------------------
                                                             Balance at      Charged to    Charged to                  Balance
                                                             Beginning       Costs and       Other                      at End
Description                                                   of Year         Expenses      Accounts      Deductions   of Year
-----------                                                  ----------      ----------    ----------     ----------   --------

Year Ended December 31, 1995
Reserve Deducted from the Asset
      to which it applies:
      Allowance for uncollectible accounts                    $15,021         $13,430      $3,567(A)      $14,099(B)   $17,919
                                                              -------         -------      ------         -------      -------
Year Ended December 31, 1994
Reserve Deducted from the Asset
      to which it applies:
      Allowance for uncollectible accounts                    $13,282         $11,890      $3,837(A)      $13,988(B)   $15,021
                                                              -------         -------      ------         -------      -------
Year Ended December 31, 1993
Reserve Deducted from the Asset
      to which it applies:
      Allowance for uncollectible accounts                    $ 7,707         $17,093      $2,925(A)      $14,443(B)   $13,282
                                                              -------         -------      ------         -------      -------
Notes: (A) Recovery of accounts previously written off.
       (B) Accounts receivable written off.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DUQUESNE LIGHT COMPANY
                                        (Registrant)

Date:  March 26, 1996         By:  /s/ Wesley W. von Schack
                                  -------------------------
                                          (Signature)
                                      Wesley W. von Schack
                                     Chairman of the Board
                                  and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                                Title                                Date
       ---------                                -----                                ----
/s/ Wesley W. von Schack        Chairman of the Board, Chief Executive          March 26, 1996
------------------------         Officer and Director
 Wesley W. von Schack

/s/ David D. Marshall           President and Chief Operating Officer and       March 26, 1996
------------------------         Director
 David D. Marshall

/s/ Gary L. Schwass             Senior Vice President and Chief Financial       March 26, 1996
------------------------         Officer
 Gary L. Schwass

/s/ Morgan K. O'Brien           Controller and Principal                        March 26, 1996
------------------------         Accounting Officer
 Morgan K. O'Brien

/s/ Daniel Berg                 Director                                        March 26, 1996
------------------------
 Daniel Berg

/s/ Doreen E. Boyce             Director                                        March 26, 1996
------------------------
 Doreen E. Boyce

                                Director                                        March 26, 1996
------------------------
 Robert P. Bozzone

/s/ Sigo Falk                   Director                                        March 26, 1996
------------------------
 Sigo Falk

/s/ William H. Knoell           Director                                        March 26, 1996
------------------------
 William H. Knoell

/s/ Robert Mehrabian            Director                                        March 26, 1996
------------------------
 Robert Mehrabian

/s/ Thomas J. Murrin            Director                                        March 26, 1996
------------------------
 Thomas J. Murrin

/s/ Robert B. Pease             Director                                        March 26, 1996
------------------------
 Robert B. Pease

                                Director                                        March 26, 1996
------------------------
 Eric W. Springer

Glossary of Terms

  Following are explanations of certain financial and operating terms used in this Report and unique in the utility business.

Allowance for Funds Used During Construction (AFC)
--------------------------------------------------------------------------------
  AFC is an amount recorded on the books of a utility during the period of construction of utility assets. The amount represents the estimated cost of both debt and equity used to finance the construction.

Baseload
--------------------------------------------------------------------------------
  The amount of electric power delivered or needed at the lowest point of demand during the day.

Construction Work In Progress (CWIP)
--------------------------------------------------------------------------------
  This amount represents assets in the process of construction but not yet placed in service. The amount is shown on the consolidated balance sheet as a component of property, plant and equipment.

Deferred Energy Costs
--------------------------------------------------------------------------------
  In conjunction with the Energy Cost Rate Adjustment Clause, Duquesne records deferred energy costs to offset differences between actual energy costs and the level of energy costs currently recovered from electric utility customers.

Demand
--------------------------------------------------------------------------------
  The amount of electricity delivered to consumers at any instant or averaged over a period of time.

Energy Cost Rate Adjustment Clause (ECR)
--------------------------------------------------------------------------------
  Duquesne recovers through the ECR, to the extent that such amounts are not included in base rates, the cost of nuclear fuel, fossil fuel and purchased power costs and passes to its customers the profits from short-term power sales to other utilities.

Federal Energy Regulatory Commission (FERC)
--------------------------------------------------------------------------------
  The FERC is an independent five-member commission within the United States Department of Energy. Among its many responsibilities, the FERC sets rates and charges for the wholesale transportation and sale of natural gas and electricity, and licenses hydroelectric power projects.

Interruptible Customer
--------------------------------------------------------------------------------
  Interruptible customers receive a discount in exchange for allowing temporary interruptions in their service during Duquesne's peak load periods or during emergency conditions.

Kilowatt (KW)
--------------------------------------------------------------------------------
  A kilowatt is a unit of power or capacity. A kilowatt hour (KWH) is a unit of energy or kilowatts times the length of time the kilowatts are used. For example, a 100-watt bulb has a demand of .1 KW and, if burned continuously, will consume 1 KWH in ten hours. One thousand KWs is a megawatt (MW). One thousand KWHs is a megawatt hour (MWH).

Nuclear Decommissioning Costs
--------------------------------------------------------------------------------
  Decommissioning costs are expenses to be incurred in connection with the entombment, decontamination, dismantlement, removal and disposal of the structures, systems and components of a nuclear power plant that has permanently ceased the production of electric energy.

Peak Demand
--------------------------------------------------------------------------------
  Peak demand is the amount of electricity required during periods of highest usage. Peak periods fluctuate by season and generally occur in the morning hours in winter and in late afternoon during the summer.

Pennsylvania Public Utility Commission (PUC)
--------------------------------------------------------------------------------
  The Pennsylvania governmental body that regulates all utilities (electric, gas, telephone, water, etc.), which is made up of five members nominated by the governor and confirmed by the senate.

Regulatory Asset
--------------------------------------------------------------------------------
  Costs that Duquesne would otherwise have charged to expense which are capitalized or deferred because these costs are currently being recovered or because it is probable that the PUC and the FERC will allow recovery of these costs through the ratemaking process.

Retail or Wholesale Access
--------------------------------------------------------------------------------
  The ability of customers to contract for electrical energy from competing generating suppliers.

Stranded Cost
--------------------------------------------------------------------------------
  Stranded costs include any prudent utility investment, commitments or expenses not yet recovered, made during a period when there was an obligation or authorization to provide service at a regulated price, that are no longer necessary or economical due to a change in statute or regulatory policy which allows others to compete for the utility's customers. For example, Duquesne recently refinanced its long-term debt. Refinancing costs will be recovered and amortized for accounting purposes over the term of the debt, unless regulatory changes prevent future recovery, and result in "stranded costs."

Wheeling
--------------------------------------------------------------------------------
  An electric operation wherein transmission facilities of one system are used to transmit power of another system.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Directors and Stockholder of Duquesne Light Company:

     We have audited the accompanying consolidated balance sheet of Duquesne Light Company and its subsidiary (Duquesne) as of December 31, 1995 and 1994, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in Item 14. These financial statements and financial statement schedule are the responsibility of Duquesne's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Duquesne as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note A to the consolidated financial statements, effective January 1, 1993, Duquesne changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109, and Duquesne changed its method of accounting for maintenance costs during scheduled major fossil station outages.



                         /s/ Deloitte & Touche LLP

                         DELOITTE & TOUCHE LLP
                         Pittsburgh, Pennsylvania
                         January 30, 1996

DUQUESNE LIGHT COMPANY                          (Thousands of Dollars)
STATEMENT OF CONSOLIDATED INCOME                Year Ended December 31,
--------------------------------                -----------------------
                                             1995         1994         1993
--------------------------------------------------------------------------------
Operating Revenues:
Sales of Electricity:
  Customers - net                         $1,088,737   $1,109,752   $1,175,287
  Phase-in deferrals                               -      (28,810)    (100,315)
--------------------------------------------------------------------------------
    Net customer revenues                  1,088,737    1,080,942    1,074,972
  Utilities                                   55,963       58,295       50,669
--------------------------------------------------------------------------------
Total Sales of Electricity                 1,144,700    1,139,237    1,125,641
Other                                         35,084       29,387       35,044
--------------------------------------------------------------------------------
    Total Operating Revenues               1,179,784    1,168,624    1,160,685
--------------------------------------------------------------------------------
Operating Expenses:
Fuel                                         208,546      222,420      223,699
Purchased power                               23,422       21,715       14,032
Other operating                              260,541      268,303      287,166
Maintenance                                   81,516       79,488       80,292
Depreciation and amortization                189,146      163,219      150,925
Taxes other than income taxes                 86,349       85,839       70,404
Income taxes                                  88,665       90,740       96,270
--------------------------------------------------------------------------------
    Total Operating Expenses                 938,185      931,724      922,788
--------------------------------------------------------------------------------
Operating Income                             241,599      236,900      237,897
--------------------------------------------------------------------------------
Other Income and (Deductions):
Allowance for equity funds used during
 construction                                    721        1,295          869
Long-term power sale write-off                     -            -      (15,225)
Carrying charges on deferred revenues              -           30        1,801
Income taxes                                  (4,229)       6,549       19,033
Other - net                                   10,205        3,729       10,552
--------------------------------------------------------------------------------
    Total Other Income and (Deductions)        6,697       11,603       17,030
--------------------------------------------------------------------------------
Income Before Interest Charges               248,296      248,503      254,927
--------------------------------------------------------------------------------
Interest Charges:
Interest on long-term debt                    95,391      101,027      108,479
Other interest                                 2,599        1,095        2,387
Allowance for borrowed funds used
 during construction                            (764)      (1,068)        (726)
--------------------------------------------------------------------------------
    Total Interest Charges                    97,226      101,054      110,140
--------------------------------------------------------------------------------
Income Before Cumulative Effect on
 Prior Years of
 Changes in Accounting Principles            151,070      147,449      144,787
Adoption of SFAS No. 109 - Income Taxes            -            -        8,000
Accounting for maintenance costs - net             -            -       (5,425)
--------------------------------------------------------------------------------
Net Income                                   151,070      147,449      147,362
Dividends on Preferred and Preference
 Stock                                         5,320        6,046        9,188
--------------------------------------------------------------------------------
  Earnings for Common Stock               $  145,750   $  141,403   $  138,174
================================================================================

See notes to consolidated financial statements.

DUQUESNE LIGHT COMPANY                      (Thousands of Dollars)
CONSOLIDATED BALANCE SHEET                    As of December 31,
--------------------------                    ------------------
ASSETS                                        1995          1994
--------------------------------------------------------------------------------
Property, Plant and Equipment:
Electric plant in service                 $ 4,262,670   $ 4,196,690
Construction work in progress                  38,133        43,763
Property held under capital leases            133,381       161,775
Property held for future use                  216,633       216,206
Other                                           1,193           532
--------------------------------------------------------------------------------
  Total                                     4,652,010     4,618,966
Less accumulated depreciation and
 amortization                              (1,673,107)   (1,550,447)
--------------------------------------------------------------------------------
  Property, Plant and Equipment - Net       2,978,903     3,068,519
--------------------------------------------------------------------------------
Long-Term Investments:
Investment in DQE Common Stock                 66,757        43,057
Other investments                             102,648        31,212
--------------------------------------------------------------------------------
  Total Long-Term Investments                 169,405        74,269
--------------------------------------------------------------------------------
Current Assets:
Cash and temporary cash investments
 (at cost which approximates market)            2,490        15,904
--------------------------------------------------------------------------------
Receivables:
  Electric customer accounts receivable       103,821        96,157
  Other utility receivables                    22,441        26,008
  Other receivables                            11,842        25,171
  Less: Allowance for uncollectible
   accounts                                   (17,920)      (15,021)
--------------------------------------------------------------------------------
  Receivables less allowance for
   uncollectible accounts                     120,184       132,315
  Less: Receivables sold                       (7,000)            -
--------------------------------------------------------------------------------
  Total Receivables                           113,184       132,315
--------------------------------------------------------------------------------
Materials and supplies (generally at
 average cost):
  Coal                                         25,454        30,484
--------------------------------------------------------------------------------
  Operating and construction                   53,298        58,262
--------------------------------------------------------------------------------
Other current assets                            7,955        15,795
--------------------------------------------------------------------------------
  Total Current Assets                        202,381       252,760
--------------------------------------------------------------------------------
Other Non-Current Assets:
Regulatory assets                             671,928       710,763
Other                                          45,048        43,556
--------------------------------------------------------------------------------
  Total Other Non-Current Assets              716,976       754,319
--------------------------------------------------------------------------------
    Total Assets                          $ 4,067,665   $ 4,149,867
================================================================================

See notes to consolidated financial statements.


DUQUESNE LIGHT COMPANY                                             (Thousands of Dollars)
CONSOLIDATED BALANCE SHEET                                            As of December 31,
--------------------------                                        ------------------------
CAPITALIZATION AND LIABILITIES                                          1995          1994
------------------------------------------------------------------------------------------
Capitalization:
Common stock (authorized - 90,000,000 shares, issued and
 outstanding - 10 shares)                                          $       --   $       --
Capital surplus                                                       837,265      823,193
Retained earnings                                                     294,069      292,319
------------------------------------------------------------------------------------------
    Total common stockholder's equity                               1,131,334    1,115,512
------------------------------------------------------------------------------------------
Non-redeemable preferred stock                                         63,608       90,340
Non-redeemable preference stock                                        29,615       29,857
------------------------------------------------------------------------------------------
    Total preferred and preference stock before deferred ESOP
    benefit (involuntary liquidation values of $93,086 and
    $120,060 exceed par by $28,781 and $43,882, respectively)          93,223      120,197
Deferred employee stock ownership plan (ESOP) benefit                 (22,257)     (24,852)
------------------------------------------------------------------------------------------
    Total preferred and preference stock                               70,966       95,345
------------------------------------------------------------------------------------------
Long-term debt                                                      1,322,531    1,368,930
------------------------------------------------------------------------------------------
    Total Capitalization                                            2,524,831    2,579,787
------------------------------------------------------------------------------------------
Obligations Under Capital Leases                                       34,546       41,106
------------------------------------------------------------------------------------------
Current Liabilities:
Current maturities and sinking fund requirements                       71,051       85,691
Accounts payable                                                       76,435       60,654
Accrued liabilities                                                    53,930       81,035
Dividends declared                                                     37,015       35,469
Other                                                                   9,191        5,722
------------------------------------------------------------------------------------------
    Total Current Liabilities                                         247,622      268,571
------------------------------------------------------------------------------------------
Non-Current Liabilities:
Deferred income taxes-net                                             805,996      991,149
Deferred investment tax credits                                       115,760      123,591
Deferred income                                                       162,916            -
Other                                                                 175,994      145,663
------------------------------------------------------------------------------------------
    Total Non-Current Liabilities                                   1,260,666    1,260,403
------------------------------------------------------------------------------------------
Commitments and Contingencies
------------------------------------------------------------------------------------------
    Total Capitalization and Liabilities                           $4,067,665   $4,149,867
 =========================================================================================



DUQUESNE LIGHT COMPANY                                                    (Thousands of Dollars)
STATEMENT OF CONSOLIDATED CASH FLOWS                                      Year Ended December 31,
------------------------------------                                      -----------------------
                                                                         1995        1994          1993
---------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income                                                          $ 151,070   $ 147,449     $ 147,362
Principal non-cash charges (credits) to net income:
    Depreciation and amortization                                     189,146     156,519       150,125
    Capital lease, nuclear fuel and other amortization                 32,670      36,940        32,428
    Deferred income taxes and investment tax credits - net            (41,411)    (29,705)      (44,420)
    Allowance for equity funds used during construction                  (721)     (1,295)         (869)
    Phase-in plan revenues and related carrying charges                    --       28,621       99,375
    Changes in working capital other than cash                         30,656      (36,884)     (96,799)
Other - net                                                            36,004       49,499       19,505
---------------------------------------------------------------------------------------------------------
    Net Cash Provided from Operating Activities                       397,414      351,144      306,707
---------------------------------------------------------------------------------------------------------
Cash Flows Used By Investing Activities:
Construction expenditures                                             (78,656)     (94,315)    (100,628)
Long-term investments                                                 (62,854)      (5,317)          --
Allowance for borrowed funds used during construction                    (764)      (1,068)        (726)
Other - net                                                            (3,770)       3,145      (12,317)
---------------------------------------------------------------------------------------------------------
    Net Cash Used by Investing Activities                            (146,044)     (97,555)    (113,671)
---------------------------------------------------------------------------------------------------------
Cash Flows Used In Financing Activities:
Sale of bonds                                                              --      114,110      740,500
(Decrease) increase in notes payable                                       --      (10,990)      10,990
Dividends on capital stock                                           (150,059)    (151,059)    (154,204)
Reductions of long-term obligations:
    Preferred and preference stock                                    (29,732)     (39,958)        (187)
    Long-term debt                                                    (56,114)    (114,835)    (735,048)
    Other obligations                                                 (26,373)     (33,522)     (27,751)
Premium on reacquired debt                                             (1,731)      (5,033)     (31,702)
Other - net                                                              (775)       3,602       (1,790)
---------------------------------------------------------------------------------------------------------
    Net Cash Used In Financing Activities                            (264,784)    (237,685)    (199,192)
---------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and temporary cash
    investments                                                       (13,414)      15,904       (6,156)
Cash and temporary cash investments at beginning of year               15,904           --        6,156
---------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of year                  $   2,490   $   15,904    $      --
=========================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the year for:

Interest (net of amount capitalized)                                $  95,521   $  102,944    $ 124,692
---------------------------------------------------------------------------------------------------------
Income taxes                                                        $ 115,504   $  111,614   $  133,303
---------------------------------------------------------------------------------------------------------
Non-cash investing and financing
 activities:
Capital lease obligations recorded                                  $  14,961   $   16,909   $   11,811
Contribution of DQE Common Stock from parent company                $      --   $   19,531   $       --
Preferred stock issued in conjunction with long-term investments    $   3,000   $       --   $       --
=========================================================================================================



See notes to consolidated financial statements.

DUQUESNE LIGHT COMPANY                                      (Thousands of Dollars)
STATEMENT OF CONSOLIDATED RETAINED EARNINGS                 Year Ended December 31,
                                                          1995          1994         1993
Balance, January 1                                      $292,319      $294,916     $300,742
Net Income for the Year                                  151,070       147,449      147,362
-------------------------------------------------------------------------------------------
  Total                                                  443,389       442,365      448,104
-------------------------------------------------------------------------------------------
Cash dividends declared:
  Preferred stock                                          3,870         4,592        4,740
  Preference stock (net of tax benefit of                  1,450         1,454        4,448
  ESOP dividend)
  Common stock                                           144,000       144,000      144,000
-------------------------------------------------------------------------------------------
    Total Cash Dividends Declared                        149,320       150,046      153,188
-------------------------------------------------------------------------------------------
Balance, December 31                                    $294,069      $292,319     $294,916
===========================================================================================

See notes to consolidated financial statements.

A.  Summary of Significant Accounting Policies

Notes to Consolidated Financial Statements

Consolidation
--------------------------------------------------------------------------------

  Duquesne Light Company (Duquesne) is a wholly owned subsidiary of DQE, an energy services holding company formed in 1989. Duquesne is engaged in the production, transmission, distribution and sale of electric energy. Duquesne was formed under the laws of Pennsylvania by the consolidation and merger in 1912 of three constituent companies. Duquesne has one wholly owned subsidiary, Monongahela Light and Power, also a Pennsylvania corporation, which makes long-term lease investments.

  All material intercompany balances and transactions have been eliminated in the preparation of the consolidated financial statements of Duquesne.

Basis of Accounting
--------------------------------------------------------------------------------

  Duquesne is subject to the accounting and reporting requirements of the Securities and Exchange Commission (SEC). In addition, Duquesne's operations are subject to the regulation of the Pennsylvania Public Utility Commission (PUC) and the Federal Energy Regulatory Commission (FERC). As a result, the consolidated financial statements contain regulatory assets and liabilities in accordance with Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71) and reflect the effects of the ratemaking process. Such effects concern mainly the time at which various items enter into the determination of net income in accordance with the principle of matching costs and revenues. (See "Rate Matters," Note F, on page 48.)

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may also be affected by the estimates and assumptions management is required to make. Actual results could differ from those estimates.

Revenues
--------------------------------------------------------------------------------

  Meters are read monthly and customers are billed on the same basis. Revenues are recorded in the accounting periods for which they are billed, with the exception of energy cost recovery revenues. Deferred revenues are associated with Duquesne's 1987 rate case. (See "Energy Cost Rate Adjustment Clause (ECR)" discussion on page 44 and "1987 Rate Case" discussion, Note F, on page 48).

Duquesne's Electric Service Territory
--------------------------------------------------------------------------------

  Duquesne provides electric service to customers in Allegheny County, including the City of Pittsburgh, and Beaver County. This represents a service territory of approximately 800 square miles in southwestern Pennsylvania. The population of the area served by Duquesne, based on 1990 census data, is approximately 1,510,000, of whom 370,000 reside in the City of Pittsburgh. In addition to serving approximately 580,000 customers within this service area, Duquesne also sells electricity to other utilities beyond its service territory.

Net Customer Revenues for the Year ended December 31
--------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
                                                                   1995          1994         1993
                                                                   (Amounts in Thousands of Dollars)
---------------------------------------------------------------------------------------------------------
Sales of Electricity:
  Customers                                                        $1,102,167   $1,121,642   $1,192,381
  Provision for doubtful accounts                                     (13,430)     (11,890)     (17,094)
---------------------------------------------------------------------------------------------------------
    Customers - net                                                 1,088,737    1,109,752    1,175,287
  Phase-in deferrals                                                        -      (28,810)    (100,315)
---------------------------------------------------------------------------------------------------------
    Net Customer Revenues                                          $1,088,737   $1,080,942   $1,074,972
=========================================================================================================

Energy Cost Rate Adjustment Clause (ECR)
--------------------------------------------------------------------------------

  Through the ECR, Duquesne recovers (to the extent that such amounts are not included in base rates) nuclear fuel, fossil fuel and purchased power expenses and, also through the ECR, passes to its customers the profits from short-term power sales to other utilities (collectively, ECR energy costs). Nuclear fuel expense is recorded on the basis of the quantity of electric energy generated and includes such costs as the fee imposed by the United States Department of Energy (DOE) for future disposal and ultimate storage and disposition of spent nuclear fuel. Fossil fuel expense includes the costs of coal, natural gas and fuel oil used in the generation of electricity.

  On Duquesne's statement of consolidated income, these energy cost recovery revenues are included as a component of operating revenues. For ECR purposes, Duquesne defers fuel and other energy expenses for recovery, or refunding, in subsequent years. The deferrals reflect the difference between the amount that Duquesne is currently collecting from customers and its actual ECR energy costs. The PUC annually reviews Duquesne's ECR energy costs for the fiscal year April through March, compares them to previously projected ECR energy costs and adjusts the ECR for over- or under-recoveries and for two PUC-established coal cost standards. (See "Deferred Coal Costs" and "Warwick Mine Costs" discussions, Note F, on pages 49 and 50, respectively.)

  Over- or under-recoveries from customers are recorded in the consolidated balance sheet as payable to, or receivable from, customers. At December 31, 1995, $5.8 million was payable to customers and shown as other current liabilities. At December 31, 1994, $5.9 million was receivable from customers and shown as other current assets.

Maintenance
--------------------------------------------------------------------------------

  Incremental maintenance expense incurred for refueling outages at Duquesne's nuclear units is deferred for amortization over the period between refueling outages (generally 18 months). Duquesne changed, as of January 1, 1993, its method of accounting for maintenance costs during scheduled major fossil generating station outages. Prior to that time, maintenance costs incurred for scheduled major outages at fossil generating stations were charged to expense as these costs were incurred. Under the new accounting policy, Duquesne accrues, over the periods between outages, anticipated expenses for scheduled major fossil generating station outages. Maintenance costs incurred for non-major scheduled outages and for forced outages are charged to expense as such costs are incurred. This method was adopted to match more accurately the maintenance costs and the revenue produced during the periods between scheduled major fossil generating station outages.

  The cumulative effect (approximately $5.4 million, net of income taxes of approximately $3.9 million) of the change on prior years was included in net income in 1993. The effect of the change in 1993 was to reduce income, before the cumulative effect of changes in accounting principles, by approximately $2.4 million, and to reduce net income, after the cumulative effect of changes in accounting principles, by approximately $7.8 million.

Depreciation and Amortization
--------------------------------------------------------------------------------

  Depreciation of property, plant and equipment, including plant-related intangibles, is recorded on a straight-line basis over the estimated remaining useful lives of properties. Amortization of other intangibles is recorded on a straight-line basis over a five-year period. Depreciation and amortization of other properties are calculated on various bases.

  Duquesne records decommissioning costs under the category of depreciation and amortization expense and accrues a liability, equal to that amount, for nuclear decommissioning expense. Such nuclear decommissioning funds are deposited in external, segregated trust accounts. The funds are invested in a portfolio of municipal bonds, certificates of deposit and United States government securities. Trust fund earnings increase the fund balance and the recorded liability. The market value of the aggregate trust fund balances at December 31, 1995, totaled approximately $28.5 million. On Duquesne's consolidated balance sheet, the decommissioning trusts have been reflected in other investments, and the related liability has been recorded as other non-current liabilities. (See "Nuclear Decommissioning" discussion, Note N, on page 59.)

  Depreciation and amortization expense increased $25.9 million primarily due to the change in Duquesne's composite depreciation rate from 3.0 percent to 3.5 percent effective January 1, 1995.

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

  SFAS No. 109 requires that the liability method be used in computing deferred taxes on all differences between book and tax bases of assets. These book/tax differences occur when events and transactions recognized for financial reporting purposes are not recognized in the same period for tax purposes. SFAS No. 109 also requires that a deferred tax liability or asset be adjusted in the period of enactment for the effect of changes in tax laws or rates. During 1994, the statutory Pennsylvania income tax rate was reduced from 12.25 percent to
9.99 percent. This resulted in a net decrease of $80.5 million in deferred tax liabilities and a corresponding reduction in the regulatory receivable.

  Duquesne recognizes a regulatory asset for the deferred tax liabilities that are expected to be recovered from customers through rates. (See "Rate Matters," Note F, and "Income Taxes," Note K, on pages 48 and 54, respectively.)

  With respect to the financial statement presentation of SFAS No. 109, Duquesne reflects the amortization of the regulatory tax receivable resulting from reversals of deferred taxes as depreciation and amortization expense. Reversals of accumulated deferred income taxes are included in income tax expense.

  When applied to reduce Duquesne's income tax liability, investment tax credits related to electric utility property generally were deferred. Such credits are subsequently reflected, over the lives of the related assets, as reductions to tax expense.

Property, Plant and Equipment
--------------------------------------------------------------------------------

  The asset values of Duquesne's properties are stated at original construction cost, which includes related payroll taxes, pensions and other fringe benefits, as well as administrative and general costs. Also included in original construction cost is an allowance for funds used during construction (AFC), which represents the estimated cost of debt and equity funds used to finance construction. The amount of AFC that is capitalized will vary according to changes in the cost of capital and in the level of construction work in progress
(CWIP). On a current basis, Duquesne does not realize cash from the AFC. Duquesne does realize cash, during the service life of the plant, through increased revenues reflecting a higher rate base (upon which a return is earned) and increased depreciation. The AFC rates applied to CWIP were 8.7 percent in 1995, 9.0 percent in 1994 and 9.6 percent in 1993.

  Additions to, and replacements of, property units are charged to plant accounts. Maintenance, repairs and replacement of minor items of property are recorded as expenses when they are incurred. The costs of properties that are retired (plus removal costs and less any salvage value) are charged to accumulated depreciation and amortization.

  Substantially all of Duquesne's properties are subject to a first mortgage lien.

Other Current Assets and Long-Term Investments
--------------------------------------------------------------------------------

  Duquesne's other current assets and long-term investments include certain investments in marketable securities. In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115), these investments are classified as available-for-sale and are stated at market value.

Financial Accounting Pronouncement
--------------------------------------------------------------------------------

  The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS No. 121) in March 1995. This statement is effective for years beginning after December 15, 1995. Duquesne anticipates adopting this standard on January 1, 1996, and does not expect that it will have a material impact on its financial position or results of operations, based on the current regulatory structure in which it operates. As competitive factors influence pricing in the utility industry, this opinion may change in the future. The general requirements of SFAS No. 121 apply to non-current assets and require impairment to be considered whenever evidence suggests that it is no longer probable that future cash flows in an amount at least equal to the asset will result.

Temporary Cash Investments
--------------------------------------------------------------------------------

  Temporary cash investments are short-term, highly liquid investments with original maturities of three or fewer months. They are stated at market, which approximates cost. Duquesne considers temporary cash investments to be cash equivalents.

B.  Property, Plant and Equipment

Reclassifications
--------------------------------------------------------------------------------

  The 1994 and 1993 consolidated financial statements have been reclassified to conform with accounting presentations adopted during 1995.

  In addition to its wholly owned generating units, Duquesne, together with other electric utilities, has an ownership or leasehold interest in certain jointly owned units. Duquesne is required to pay its share of the construction and operating costs of the units. Duquesne's share of the operating expenses of the units is included in the statement of consolidated income.

Generating Units at December 31, 1995
--------------------------------------------------------------------------------

                                                                           Utility             Fuel
Unit                                                Megawatts               Plant             Source
                                                 Summer      Winter  (Millions of Dollars)
------------------------------------------------------------------------------------------------------
Cheswick                                           562         570         $  118.7              Coal
Elrama (a)                                         474         487             98.1              Coal
Ft. Martin Unit 1 (b)                              276         276             36.4              Coal
Eastlake Unit 5                                    186         186             42.7              Coal
Sammis Unit 7                                      187         187             53.1              Coal
Bruce Mansfield Unit 1 (a)                         228         228             66.2              Coal
Bruce Mansfield Unit 2 (a)                          62          62             19.1              Coal
Bruce Mansfield Unit 3 (a)                         110         110             52.1              Coal
Beaver Valley Unit 1 (c)                           385         385            234.0           Nuclear
Beaver Valley Unit 2 (d)(e)                        113         113             14.4           Nuclear
Beaver Valley Common Facilities                                               159.4
Perry Unit 1 (f)                                   161         164            565.5           Nuclear
Brunot Island                                       54          66              7.1          Fuel Oil
------------------------------------------------------------------------------------------------------
    Total                                        2,798       2,834          1,466.8
Property held for future use:
  Brunot Island (g)                                204         240             44.9          Fuel Oil
  Phillips (a)                                     300         310             77.4              Coal
------------------------------------------------------------------------------------------------------
    Total Generating Units                       3,302       3,384         $1,589.1
======================================================================================================

  (a) The unit is equipped with flue gas desulfurization equipment.
  (b) See "Sale of Ft. Martin" discussion below.
  (c) The Nuclear Regulatory Commission (NRC) has granted a license to operate through January 2016.
  (d) On October 2, 1987, Duquesne sold its 13.74 percent interest in Beaver Valley Unit 2 (BV Unit 2) and leased it back; the sale was exclusive of transmission and common facilities. Amounts shown represent facilities not sold and subsequent leasehold improvements.
  (e) The NRC has granted a license to operate through May 2027.
  (f) The NRC has granted a license to operate through March 2026.
  (g) Combustion turbine capacity held for future use representing 135 megawatts summer and 168 megawatts winter may be returned to service pending outcome of the sale of Ft. Martin. (See "Sale of Ft. Martin" discussion below.)

Sale of Ft. Martin
--------------------------------------------------------------------------------

  In December 1995, Duquesne filed a Petition for Declaratory Order with the PUC requesting approval for the sale of its ownership interest in the Ft. Martin Power Station and for a six-point plan to be financed in part by the proceeds of the Ft. Martin transaction. Under the plan, Duquesne offers to freeze its base rates for a period of five years. In addition, Duquesne proposes to record a one-time reduction of approximately $130 million in the value of Duquesne's nuclear plant investment. Duquesne also proposes to use the proceeds from the sale to finance reliability enhancements to the simple cycle units located at Brunot Island (BI), to retire debt and to reduce equity. The plan also proposes an annual increase of $25 million for three years in depreciation and amortization expense to Duquesne's nuclear investment, as well as additional annual contributions to its nuclear plant decommissioning funds of $5 million for five years, without any increase in existing electric rates. Lastly, Duquesne proposes a five-year annual $5 million credit to the ECR to compensate Duquesne's customers for the lost profits from any reduced short-term power sales foregone by the sale of its ownership interest in the Ft. Martin Power Station. (See "Energy Cost Rate Adjustment Clause (ECR)" discussion, Note A, on page 44.) The PUC is currently reviewing Duquesne's petition.

  At December 31, 1995 and 1994, the fair market value of Duquesne's investment in DQE common stock was $66.8 million and $43.1 million, respectively. At December 31, 1995 and 1994, the cost of Duquesne's investment in DQE common stock was $43.9 million and $45.9 million, respectively.

C.  Long-Term Investments

  Duquesne makes equity investments in affordable housing. At December 31, 1995, Duquesne had investments in seven affordable housing funds.

  Deferred income primarily relates to Duquesne's leasehold investments. Deferred amounts will be recognized as income over the lives of the underlying leasehold investments over periods generally not exceeding five years.

  Duquesne's other investments are primarily in assets of nuclear decommissioning trusts and marketable securities. In accordance with SFAS No. 115, these investments are classified as available-for-sale and are stated at market value. The amount of unrealized holding gains related to marketable securities at December 31, 1995, is $22.8 million ($13.4 million net of tax). There were no material unrealized gains or losses on investments at December 31, 1994.

D.  Receivables

  Duquesne and an unaffiliated corporation have an agreement that entitles Duquesne to sell, and the corporation to purchase, on an ongoing basis, up to $50 million of accounts receivable. At December 31, 1995, Duquesne had sold $7 million of receivables to the unaffiliated corporation. Duquesne had no receivables sold at December 31, 1994. The accounts receivable sales agreement, which expires in June 1996, is one of many sources of funds available to Duquesne. Duquesne may attempt to extend the agreement, or to replace the facility with a similar one or to eliminate it upon expiration.

E.  Changes in Working Capital Other than Cash

Changes in Working Capital Other than Cash
--------------------------------------------------------------------------------

                                                                     1995        1994      1993
                                                                  (Amounts in Thousands of Dollars)
----------------------------------------------------------------------------------------------------
Receivables                                                        $ 19,131   $  6,708   $(87,671)
Materials and supplies                                                9,994      2,932     13,635
Other current assets                                                  7,840     (6,929)     3,636
Accounts payable                                                     15,781    (23,816)    (6,022)
Other current liabilities                                           (22,090)   (15,779)   (20,377)
----------------------------------------------------------------------------------------------------
Total                                                              $ 30,656   $(36,884)  $(96,799)
====================================================================================================


F.   Rate Matters

1987 Rate Case
--------------------------------------------------------------------------------

  In March 1988, the PUC adopted a rate order that increased Duquesne's revenues by $232 million annually. This rate increase was phased-in from April 1988 through April 1994. Deficiencies in current revenues which resulted from the phase-in plan were included in the consolidated statement of income as phase-in deferrals. Phase-in deferrals were recorded on the consolidated balance sheet as a regulatory asset. As customers were billed for deficiencies related to prior periods, this regulatory asset was reduced.

  At this time, Duquesne has no pending base rate case and has no immediate plans to file a base rate case. In Duquesne's petition currently before the PUC for the sale of its ownership interest in the Ft. Martin Power Station, Duquesne proposes to freeze its base rates for a five-year period. (See "Sale of Ft. Martin" discussion, Note B, on page 47.)

Regulatory Assets
--------------------------------------------------------------------------------

  As a result of the application of SFAS No. 71, Duquesne records regulatory assets on its consolidated balance sheet. The regulatory assets represent probable future revenue to Duquesne because provisions for these costs are currently included, or are expected to be included, in charges to customers through the ratemaking process.

  Duquesne's operations currently satisfy the SFAS No. 71 criteria. However, a company's electric utility operations or a portion of such operations could cease to meet these criteria for various reasons, including a change in the PUC or the FERC regulations. Should Duquesne's operations cease to meet the SFAS No. 71 criteria, Duquesne would be required to write off any regulatory assets or liabilities for those operations that no longer meet these requirements. Management will continue to evaluate significant changes in the regulatory and competitive environment in order to assess Duquesne's overall consistency with the criteria of SFAS No. 71.

Regulatory Assets at December 31
--------------------------------------------------------------------------------

                                                              1995              1994
                                                        (Amounts in Thousands of Dollars)
------------------------------------------------------------------------------------------
Regulatory tax receivable (Note K)                           $414,543         $428,043
Unamortized debt costs (Note I)(a)                             98,776          103,454
Deferred rate synchronization costs (below)                    51,149           51,149
Beaver Valley Unit 2 (BV Unit 2)
 sale/leaseback premium (Note L)(b)                            31,564           33,414
Deferred employee costs (c)                                    31,218           31,012
Extraordinary property loss (below)                             8,300           22,394
Deferred nuclear maintenance outage
 costs (Note A)                                                 6,776           11,406
DOE decontamination and decommissioning
 receivable (Note N)                                           10,687           10,932
Deferred coal costs (below)                                    12,753           10,677
Other                                                           6,162            8,282
------------------------------------------------------------------------------------------
    Total Regulatory Assets                                  $671,928         $710,763
==========================================================================================

(a) The premiums paid to reacquire debt prior to scheduled maturity dates are deferred for amortization over the life of the debt issued to finance the reacquisitions.
(b) The premium paid to refinance the BV Unit 2 lease was deferred for amortization over the life of the lease.
(c) Includes amounts for recovery of accrued compensated absences and accrued claims for workers' compensation.

Deferred Rate Synchronization Costs
--------------------------------------------------------------------------------

  In 1987, the PUC approved Duquesne's petition to defer initial operating and other costs of Perry Unit 1 and BV Unit 2. Duquesne deferred the costs incurred from November 17, 1987, when the units went into commercial operation, until March 25, 1988, when a rate order was issued. In its order, the PUC postponed ruling on whether these costs would be recoverable from Duquesne's customers. Duquesne is not earning a return on the deferred costs. Duquesne believes that these deferred costs are recoverable. In 1990 and 1995, the PUC permitted other Pennsylvania electric utilities rate recovery of such costs.

Extraordinary Property Loss
--------------------------------------------------------------------------------

  Duquesne abandoned its interest in the partially constructed Perry Unit 2 in 1986 and subsequently disposed of its interest in 1992. In the 1987 rate case, the PUC approved recovery, over a 10-year period, of Duquesne's original $155 million investment in Perry Unit 2. Duquesne is not earning a return on the as-yet-unrecovered portion of its investment in the unit.

Deferred Coal Costs
--------------------------------------------------------------------------------

  The PUC has established two market price coal cost standards. One applies only to coal delivered at the Bruce Mansfield Power Station (Bruce Mansfield). The other, the system-wide coal cost standard, applies to coal delivered to the remainder of Duquesne's system. Both standards are updated monthly to reflect prevailing market prices for similar coal. The

PUC has directed Duquesne to defer recovery of the delivered cost of coal to the extent that such cost exceeds generally prevailing market prices for similar coal, as determined by the PUC. The PUC allows deferred amounts to be recovered from customers when the delivered costs of coal fall below such PUC-determined prevailing market prices.

  In 1990, the PUC approved a joint petition for settlement that clarified certain aspects of the system-wide coal cost standard and gave Duquesne options to extend the standard through March 2000. In December 1991, Duquesne exercised the first of two options that extended the standard through March 1996. In December 1995, Duquesne exercised the second option to extend the standard through March 2000. The unrecovered cost of coal used at Bruce Mansfield amounted to $8.4 million and $7.3 million and the unrecovered cost of coal used throughout the system amounted to $4.4 million and $3.4 million at December 31, 1995 and 1994, respectively. Duquesne believes that all deferred coal costs will be recovered.

Warwick Mine Costs
--------------------------------------------------------------------------------

  The 1990 joint petition for settlement (See preceding discussion on "Deferred Coal Costs.") also recognized costs at Duquesne's Warwick Mine, which had been on standby since 1988, and allowed for recovery of such costs, including the costs of ultimately closing the mine. In 1990, Duquesne entered into an agreement under which an unaffiliated company will operate the mine until March 2000 and sell the coal produced. Production began in late 1990. The mine reached a full production rate in early 1991. The Warwick Mine coal reserves include both high and low sulfur coal; Duquesne's contract is for medium to high sulfur (1.3 percent to 2.5 percent) coal. More than 60 percent of the coal mined at Warwick Mine currently is used by Duquesne. Duquesne receives a royalty on sales of Warwick coal in the open market. These royalties are credited to Duquesne's ECR. In the past year, the Warwick Mine supplied slightly less than one-fifth of the coal used in the production of electricity at Duquesne's wholly owned and jointly owned plants.

  Costs at the Warwick Mine and Duquesne's investment in the mine are expected to be recovered through the cost of coal in the ECR. Recovery is subject to the system-wide coal cost standard. Duquesne also has an opportunity to earn a return on its investment in the mine through the cost of coal during the period of the system-wide coal cost standard including extensions. At December 31, 1995, Duquesne's net investment in the mine was $14.9 million. The current estimated liability, including final site reclamation, mine water treatment and certain labor liabilities, for mine closing is $34.1 million and Duquesne has recorded a liability on the consolidated balance sheet of approximately $15.9 million toward these costs.

Property Held for Future Use
--------------------------------------------------------------------------------

  In 1986, the PUC approved Duquesne's request to remove Phillips Power Station (Phillips) and a portion of BI from service and from rate base. Duquesne expects to recover its net investment in these plants through future electricity sales. Duquesne believes its investment in these plants will be necessary in order to meet future business needs outlined in Duquesne's plans for optimizing generation resources. If business opportunities do not develop as expected, Duquesne will consider the sale of these assets. In the event that market demand, transmission access or rate recovery do not support the utilization or sale of the plants, Duquesne may have to write off part or all of their costs. A portion of the BI combustion turbine capacity currently held for future use may be returned to service pending the outcome of the sale of Duquesne's ownership interest in Ft. Martin. (See "Sale of Ft. Martin" discussion, Note B, on page 47.) At December 31, 1995, Duquesne's net investment in Phillips and BI held for future use was $77.4 million and $44.9 million, respectively.

G.  Common Stock and Capital Surplus

Common Stock and Capital Surplus
--------------------------------------------------------------------------------

Capital Surplus                                                 1995      1994       1993
Year Ended December 31,                                      (Amounts in Thousands of Dollars)
------------------------------------------------------------------------------------------------
Capital Surplus                                              $      -   $      -   $      -
Premium on common stock                                       837,539    823,886    807,593
Capital stock expense                                            (274)      (693)    (1,838)
------------------------------------------------------------------------------------------------
Total Capital Surplus                                        $837,265   $823,193   $805,755
================================================================================================

  In July 1989, Duquesne became a wholly owned subsidiary of DQE, the holding company formed as part of a shareholder-approved restructuring. As a result of the restructuring, DQE common stock replaced all outstanding shares of Duquesne common stock, except for ten shares which DQE holds.

  DQE or its predecessor, Duquesne, has continuously paid dividends on common stock since 1953. Dividends may be paid on DQE common stock to the extent permitted by law and as declared by its board of directors. However, in Duquesne's Restated Articles of incorporation, provisions relating to preferred and preference stock may restrict the payment of Duquesne's common dividends. No dividends or distributions may be made on Duquesne's common stock if Duquesne has not paid dividends or sinking fund obligations on its preferred or preference stock. Further, the aggregate amount of Duquesne's common stock dividend payments or distributions may not exceed certain percentages of net income if the ratio of common stockholder's equity to total capitalization is less than specified percentages. As all of Duquesne's common stock is owned by DQE, to the extent that Duquesne cannot pay common dividends, DQE may not be able to pay dividends to its common shareholders. No part of the retained earnings of Duquesne was restricted at December 31, 1995.

H.  Preferred and Preference Stock

  Holders of Duquesne's preferred stock are entitled to cumulative quarterly dividends. If four quarterly dividends on any series of preferred stock are in arrears, holders of the preferred stock are entitled to elect a majority of Duquesne's board of directors until all dividends have been paid. At December 31, 1995, Duquesne had made all preferred stock dividend payments.

  Holders of Duquesne's preference stock are entitled to receive cumulative quarterly dividends if dividends on all series of preferred stock are paid. If six quarterly dividends on any series of preference stock are in arrears, holders of the preference stock are entitled to elect two of Duquesne's directors until all dividends have been paid. At December 31, 1995, Duquesne had made all dividend payments. Preferred and preference dividends were $5.3 million, $6.0 million and $9.2 million in 1995, 1994 and 1993, respectively.

  In December 1991, Duquesne established an Employee Stock Ownership Plan (ESOP) to provide matching contributions for a 401(k) Retirement Savings Plan for Management Employees. (See "Employee Benefits," Note M, on page 56.) Duquesne issued and sold 845,070 shares of preference stock, plan series A to the trustee of the ESOP. As consideration for the stock, Duquesne received a note valued at $30 million from the trustee. The preference stock has an annual dividend rate of $2.80 per share, and each share of the preference stock is exchangeable for one and one half shares of DQE common stock. At December 31, 1995, $22.3 million of preference stock issued in connection with the establishment of the ESOP had been offset, for financial statement purposes, by the recognition of a deferred ESOP benefit. Dividends on the preference stock and cash contributions from Duquesne are used to repay the ESOP note. Duquesne made cash contributions of approximately $2.1 million for 1995, $2.3 million for 1994 and $2.1 million for 1993. These cash contributions were the difference between the ESOP debt service and the amount of dividends on ESOP shares (approximately $2.3 million in 1995, $2.4 million in 1994 and $2.3 million in 1993). As shares of preference stock are allocated to the accounts of participants in the ESOP, Duquesne recognizes compensation expense, and the amount of the deferred compensation benefit is amortized. Duquesne recognized compensation expense related to the 401(k) plans of $2.3 million in 1995, $1.8 million in 1994 and $1.7 million in 1993.

  Outstanding preferred and preference stock is generally callable, on notice of not less than thirty days, at stated prices plus accrued dividends. On September 1, 1995, Duquesne called for redemption of all of its outstanding shares of $7.20 preferred stock. On January 14, 1994, Duquesne called for redemption of all of its outstanding shares of $2.10 and $7.50 preference stock. None of the remaining Duquesne preferred or preference stock issues has mandatory purchase requirements.

Preferred and Preference Stock at December 31
--------------------------------------------------------------------------------

                                                                         (Shares and Amounts in Thousands)
                                                               -----------------------------------------------------
                                                                      1995                 1994               1993
                                            Call Price         -----------------------------------------------------
                                            Per Share      Shares     Amount    Shares    Amount   Shares    Amount
--------------------------------------------------------------------------------------------------------------------
Preferred Stock Series:
3.75% (a) (b) (c)                             $  51.00        148   $  7,407      148   $  7,407      148   $  7,407
4.00% (a) (b) (c)                                51.50        550     27,486      550     27,486      550     27,486
4.10% (a) (b) (c)                                51.75        120      6,012      120      6,012      120      6,012
4.15% (a) (b) (c)                                51.73        132      6,643      132      6,643      132      6,643
4.20% (a) (b) (c)                                51.71        100      5,021      100      5,021      100      5,021
$2.10 (a) (b) (c)                                51.84        159      8,039      159      8,039      159      8,039
$7.20 (a) (c) (d)                                    -          -          -      298     29,732      319     31,915
9.00% (e)                                            -          -      3,000        -          -        -          -
--------------------------------------------------------------------------------------------------------------------
    Total Preferred Stock                                   1,209     63,608    1,507     90,340    1,528     92,523
--------------------------------------------------------------------------------------------------------------------
Preference Stock Series: (f)
$2.10 (c) (g)                                        -          -          -        -          -    1,175     29,383
$7.50 (d) (h)                                        -          -          -        -          -       84      8,392
Plan Series A (c) (i)                            37.18        834     29,615      841     29,857      844     29,956
--------------------------------------------------------------------------------------------------------------------
    Total Preference Stock                                    834     29,615      841     29,857    2,103     67,731
--------------------------------------------------------------------------------------------------------------------
Deferred ESOP benefit                                                (22,257)            (24,852)            (27,126)
--------------------------------------------------------------------------------------------------------------------
    Total Preferred and Preference Stock                            $ 70,966            $ 95,345            $133,128
====================================================================================================================

(a) Preferred stock: 4,000,000 authorized shares; $50 par value; cumulative
(b) $50 per share involuntary liquidation value
(c) Non-redeemable
(d) $100 per share involuntary liquidation value
(e) 500 authorized shares; 10 issued $300,000 par value; involuntary liquidation value $300,000 per share; redeemable beginning August 2000
(f) Preference stock: 8,000,000 authorized shares; $1 par value; cumulative
(g) $25 per share involuntary liquidation value
(h) Redeemable
(i) $35.50 per share involuntary liquidation value

I. Long-Term  Debt

  Duquesne's 1947 first mortgage bond indenture was retired in the third quarter of 1995 following the maturity of the last bond series issued under the indenture. All of Duquesne's First Collateral Trust Bonds have been issued under a new mortgage indenture that was established in April 1992 (the 1992 Indenture). All First Collateral Trust Bonds became first mortgage bonds when the 1947 mortgage indenture was retired. The 1992 Indenture includes more flexible provisions and eliminates conventions such as mandatory sinking funds and formula-derived maintenance and replacement clauses.

  The pollution control notes arise from the sale of bonds by public authorities for the purposes of financing construction of pollution control facilities at Duquesne's plants or refunding previously issued bonds. Duquesne is obligated to pay the principal and interest on these bonds. For certain of the pollution control notes, there is an annual commitment fee for an irrevocable letter of credit. Under certain circumstances, the letter of credit is available for the payment of interest on, or redemption of, all or a portion of the notes. In late 1994, pollution control notes totaling $114.1 million with an average interest rate of 10.34 percent were refinanced at lower adjustable interest rates.

Long-Term Debt at December 31
--------------------------------------------------------------------------------

                                                                                    Principal Outstanding
                                                              Interest         (Amounts in Thousands of Dollars)
                                                                Rate       Maturity          1995            1994
--------------------------------------------------------------------------------------------------------------------------
First Collateral Trust Bonds/first
  mortgage bonds                                              4.75%-8.75%   1996-2025     $   903,000 (a)  $  950,400 (b)
Pollution control notes (c)                                       (d)       2003-2030         417,985         417,051
Sinking fund debentures                                            5%          2010             5,703           5,817
Miscellaneous                                                                                       -             152
Less unamortized debt discount and
  premium - net                                                                                (4,157)         (4,490)
--------------------------------------------------------------------------------------------------------------------------
  Total Long-Term Debt                                                                    $ 1,322,531      $1,368,930
==========================================================================================================================


(a) Excludes $50.0 million in 1995 related to a current maturity on May 15, 1996.
(b) Excludes $9.6 million in 1994 related to sinking fund requirements on the underlying first mortgage bonds and $49.0 million related to the maturity on June 1, 1995, of the last first mortgage bonds issued under the 1947 indenture.
(c) Excludes $0.9 million in 1994 related to sinking fund requirements on the underlying first mortgage bonds.
(d) The pollution control notes have adjustable interest rates. The interest rates at year-end averaged 3.9 percent in 1995 and 4.3 percent in 1994.

  At December 31, 1995, sinking fund requirements (related solely to the sinking fund debentures) and maturities of long-term debt outstanding for the next five years were: $50.4 million in 1996; $50.7 million in 1997, $75.7 million in 1998, $75.8 million in 1999 and $100.8 million in 2000.

  Total interest costs incurred were $103.3 million in 1995, $107.7 million in 1994 and $117.0 million in 1993. Interest costs attributable to long-term debt and other interest were $98.0 million, $102.1 million and $110.9 million in 1995, 1994 and 1993, respectively. Interest costs incurred also include $5.3 million, $5.6 million and $6.1 million attributable to capital leases in 1995, 1994 and 1993, respectively. Of these amounts, $1.8 million in 1995, $2.0 million in 1994 and $2.0 million in 1993 were capitalized as AFC. Debt discount or premium and related issuance expenses are amortized over the lives of the applicable issues.

  During 1994, Duquesne's BV Unit 2 lease arrangement was amended to reflect an increase in federal income tax rates. At the same time, the associated letter of credit securing the lessor's equity interest in the unit was increased from $188 million to $194 million and the term of the letter of credit was extended to 1999. If certain specified events occur, the letter of credit could be drawn down by the owners, the leases could terminate and collateralized lease bonds ($409 million at December 31, 1995) would become direct obligations of Duquesne.

  At December 31, 1995 and 1994, Duquesne was in compliance with all of its debt covenants. At December 31, 1995, the fair value of Duquesne's long-term debt, including current maturities and sinking fund requirements, estimated on the basis of quoted market prices for the same or similar issues or current rates offered to Duquesne for debt of the same remaining maturities, was $1,401.4 million. The principal amount included in Duquesne's consolidated balance sheet is $1,376.7 million.

J.   Short-Term Borrowing and Revolving Credit Arrangements

  At December 31, 1995, Duquesne had an extendible revolving credit agreement with a group of banks totaling $150 million. This facility expires in October 1996. Interest rates on this credit agreement vary. Commitment fees are based on the unborrowed amount of the commitments. The credit facility contains a two-year repayment period for any amount outstanding at the expiration of the revolving credit period. At December 31, 1995 and 1994, there were no short-term borrowings outstanding.

K.  Income Taxes

  Duquesne's federal income tax returns have been audited by the Internal Revenue Service (IRS) for the tax years through 1989. The tax years 1990 through 1995 remain subject to IRS review. Duquesne does not believe that final settlement of the federal income tax returns for these years will have a materially adverse effect on its financial position or results of operations. The effects of the 1993 adoption of SFAS No. 109 are discussed in "Income Taxes," Note A, on page 45. Implementation of the standard involved a change in accounting principle. The cumulative effect of $8 million on prior years was reported in 1993 as an increase in net income. The SFAS No. 109 impact on 1993 income before cumulative effect of changes in accounting principles is immaterial.

Deferred Tax Liabilities
--------------------------------------------------------------------------------

                                                                     1995                 1994
                                                                (Amounts in Thousands of Dollars)
-----------------------------------------------------------------------------------------------------
At December 31, deferred tax assets (liabilities) were:
  Investment tax credits unamortized                              $    48,033           $    51,282
  Gain on sale/leaseback of BV Unit 2                                  64,124                67,120
  Tax benefit - long-term investments                                 164,582                     -
  Other                                                                41,509                52,037
-----------------------------------------------------------------------------------------------------
  Deferred tax assets                                                 318,248               170,439
-----------------------------------------------------------------------------------------------------
  Property depreciation                                              (871,539)             (880,342)
  Regulatory asset                                                   (172,008)             (177,610)
  Loss on reacquired debt unamortized                                 (35,340)              (38,066)
  Other                                                               (45,357)              (65,570)
-----------------------------------------------------------------------------------------------------
  Deferred tax liabilities                                         (1,124,244)           (1,161,588)
-----------------------------------------------------------------------------------------------------
    Net Deferred Tax Liabilities                                  $  (805,996)          $  (991,149)
=====================================================================================================

Income Taxes
--------------------------------------------------------------------------------

                                                                     1995       1994       1993
                                                                  (Amounts in Thousands of Dollars)
-----------------------------------------------------------------------------------------------------
Included in operating expenses:
Currently payable:      Federal                                    $100,491   $ 90,335   $100,521
                        State                                        29,585     33,071     37,718
Deferred - net:         Federal                                     (28,381)   (20,058)   (28,129)
                        State                                        (5,778)    (7,232)    (8,441)
Investment tax credits deferred - net                                (7,252)    (5,376)    (5,399)
-----------------------------------------------------------------------------------------------------
    Total Included in Operating Expenses                             88,665     90,740     96,270
-----------------------------------------------------------------------------------------------------
Included in other income and deductions:
Currently payable:      Federal                                       4,979     (6,139)   (17,557)
                        State                                          (751)       335     (1,220)
Deferred - net:         Federal                                         442        (99)       251
                        State                                           137        (39)       100
Investment tax credits                                                 (578)      (607)      (607)
-----------------------------------------------------------------------------------------------------
    Total Included in Other Income and Deductions                     4,229     (6,549)   (19,033)
-----------------------------------------------------------------------------------------------------
    Total Income Tax Expense                                       $ 92,894   $ 84,191   $ 77,237
=====================================================================================================

Total income taxes differ from the amount computed by applying the statutory federal income tax rate to income before income taxes and before the cumulative effect of changes in accounting principles.

Income Tax Expense Reconciliation
--------------------------------------------------------------------------------

                                                                      1995        1994       1993
                                                                   (Amounts in Thousands of Dollars)
-----------------------------------------------------------------------------------------------------
Computed federal income tax at statutory rate                        $ 85,301   $ 81,074   $ 77,708
Increase (decrease) in taxes resulting from:
  Tax audit settlement                                                      -          -    (15,000)
  State income taxes, net of federal income tax benefit                15,076     16,988     18,302
  Amortization of deferred investment tax credits                      (7,831)    (5,983)    (6,006)
  Revenue requirement adjustment to regulatory taxes                        -    (12,178)         -
  Other - net                                                             348      4,290      2,233
-----------------------------------------------------------------------------------------------------
    Total Income Tax Expense                                         $ 92,894   $ 84,191   $ 77,237
=====================================================================================================

L.   Leases

  Duquesne leases nuclear fuel, a portion of a nuclear generating plant, certain office buildings, computer equipment and other property and equipment.

Capital Leases at December 31
-----------------------------------------------------------------------------------------------------
                                                                     1995           1994
                                                           (Amounts in Thousands of Dollars)
-----------------------------------------------------------------------------------------------------
Nuclear fuel                                                       $112,573       $139,763
Electric plant                                                       20,808         22,012
-----------------------------------------------------------------------------------------------------
    Total                                                           133,381        161,775
Less accumulated amortization                                       (74,874)       (91,376)
-----------------------------------------------------------------------------------------------------
Property Held Under Capital Leases - Net (a)                       $ 58,507       $ 70,399
=====================================================================================================

(a) Includes $2,910 in 1995 and $3,201 in 1994 of capital leases with associated obligations retired.

  In 1987, Duquesne sold and leased back its 13.74 percent interest in BV Unit 2; the sale was exclusive of transmission and common facilities. The total sales price of $537.9 million was the appraised value of Duquesne's interest in the property. Duquesne leased back its interest in the unit for a term of 29.5 years. The lease provides for semiannual payments and is accounted for as an operating lease. Duquesne is responsible under the terms of the lease for all costs of its interest in the unit. In December 1992, Duquesne participated in the refinancing of collateralized lease bonds to take advantage of lower interest rates and reduce the annual lease payments. The bonds were originally issued in 1987 for the purpose of partially financing the lease of BV Unit 2. In accordance with the BV Unit 2 lease agreement, Duquesne paid the premiums of approximately $36.4 million as a supplemental rent payment to the lessors. This amount was deferred and is being amortized over the remaining lease term. At December 31, 1995, the deferred balance was approximately $31.6 million.

  Leased nuclear fuel is amortized as the fuel is burned. The amortization of all other leased property is based on rental payments made. Payments for capital and operating leases are charged to operating expenses on the statement of consolidated income.

Summary of Rental Payments
-----------------------------------------------------------------------------------------------------
                                                             1995        1994      1993
                                                           (Amounts in Thousands of Dollars)
-----------------------------------------------------------------------------------------------------
Operating leases                                            $57,617   $56,437   $57,398
Amortization of capital leases                               26,705    33,596    28,758
Interest on capital leases                                    4,332     4,996     5,382
-----------------------------------------------------------------------------------------------------
    Total Rental Payments                                   $88,654   $95,029   $91,538
=====================================================================================================

  Future minimum lease payments for capital leases are related principally to the estimated use of nuclear fuel financed through leasing arrangements and building leases. Minimum payments for operating leases are related principally to BV Unit 2 and certain of the corporate offices. Future payments due to Duquesne, as of December 31, 1995, under subleases of certain corporate office space are approximately $4.4 million in 1996, $4.5 million in 1997 and $23.1 million thereafter.

Future Minimum Lease Payments
-----------------------------------------------------------------------------------------------------
                                                              Operating Leases  Capital Leases
Year Ended December 31,                                       (Amounts in Thousands of Dollars)
-----------------------------------------------------------------------------------------------------
1996                                                             $   58,095      $ 24,392
1997                                                                 57,870        13,862
1998                                                                 57,621         8,801
1999                                                                 57,206         5,130
2000                                                                 57,164         3,705
2001 and thereafter                                                 902,097        20,946
-----------------------------------------------------------------------------------------------------
    Total Minimum Lease Payments                                 $1,190,053        76,836
-----------------------------------------------------------------------------------------------------
Less amount representing interest                                                 (21,239)
-----------------------------------------------------------------------------------------------------
Present value of minimum lease payments for capital leases                       $ 55,597 (a)
=====================================================================================================

(a) Includes current obligations of $21.1 million at December 31, 1995.

M.   Employee Benefits

Retirement Plans
--------------------------------------------------------------------------------

  Duquesne maintains retirement plans to provide pensions for all full-time employees. Upon retirement, an employee receives a monthly pension based on his or her length of service and compensation. The cost of funding the pension plan is determined by the unit credit actuarial cost method. Duquesne's policy is to record this cost as an expense and to fund the pension plans by an amount that is at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) but not to exceed the maximum tax deductible amount for the year. Pension costs charged to expense or construction were $6.1 million for 1995, $8.9 million for 1994 and $9.8 million for 1993.

Funded Status of the Retirement Plans and Amounts Recognized on the Consolidated Balance Sheet at December 31

------------------------------------------------------------------------------------
                                                            1995          1994
                                                   (Amounts in Thousands of Dollars)
------------------------------------------------------------------------------------
Actuarial present value of benefits rendered to date:
Vested benefits                                           $378,344       $314,933
Non-vested benefits                                         19,110         17,282
------------------------------------------------------------------------------------
Accumulated benefits obligations based
 on compensation to date                                   397,454        332,215
Additional benefits based on estimated
 future salary levels                                       53,757         59,318
------------------------------------------------------------------------------------
Projected benefits obligation                              451,211        391,533
Fair market value of plan assets                           490,870        412,724
------------------------------------------------------------------------------------
Projected benefits obligation under
 plan assets                                              $ 39,659       $ 21,191
====================================================================================
Unrecognized net gain                                     $124,794       $ 95,691
Unrecognized prior service cost                            (37,535)       (30,365)
Unrecognized net transition liability                      (15,665)       (17,477)
Net pension liability per consolidated
 balance sheet                                             (31,935)       (26,658)
------------------------------------------------------------------------------------
    Total                                                 $ 39,659       $ 21,191
====================================================================================
Assumed rate of return on plan assets                         8.00%          8.00%
------------------------------------------------------------------------------------
Discount rate used to determine                               7.00%          8.00%
 projected benefits obligation
------------------------------------------------------------------------------------
Assumed change in compensation levels                         5.00%          5.50%
------------------------------------------------------------------------------------

  Pension assets consist primarily of common stocks, United States obligations and corporate debt securities.

Components of Net Pension Cost

-----------------------------------------------------------------------------------------------------
                                                                      1995       1994       1993
                                                                  (Amounts in Thousands of Dollars)
-----------------------------------------------------------------------------------------------------
Service cost (benefits earned during the year)                      $  9,953   $ 12,482    $ 11,657
Interest on projected benefits obligation                             30,063     28,221      27,423
Return on plan assets                                                (99,246)     1,967     (41,725)
Net amortization and deferrals                                        65,316    (33,783)     12,454
-----------------------------------------------------------------------------------------------------
    Net Pension Cost                                                $  6,086   $  8,887    $  9,809
=====================================================================================================


Retirement Savings Plan and Other Benefit Options
--------------------------------------------------------------------------------

  Duquesne sponsors separate 401(k) retirement plans for its management and bargaining unit employees.

  The 401(k) Retirement Savings Plan for Management Employees provides that Duquesne will match employee contributions to a 401(k) account up to a maximum of six percent of an employee's eligible salary. Duquesne's match consists of a $.25 base match per eligible contribution dollar and an additional $.25 incentive match per eligible contribution dollar, if Board-approved targets are achieved. The 1995 incentive target for management was accomplished. Duquesne is funding its matching contributions to the 401(k) Retirement Savings Plan for Management Employees with payments to an ESOP established in December 1991. (See "Preferred and Preference Stock," Note H, on page 51.)

  The 401(k) Retirement Savings Plan for IBEW Represented Employees provides that beginning in 1995, Duquesne will match employee contributions to a 401(k) account up to a maximum of four percent of an employee's eligible salary. Duquesne's match consists of a $.25 base match per eli-gible contribution dollar and an additional $.25 incentive match per eligible contribution dollar, if certain non-occupational illness and injury targets are met. In 1995, these incentive targets were not met by Duquesne's union-represented employees.

  DQE's shareholders have approved a long-term incentive plan through which Duquesne may grant management employees options to purchase, during the years 1987 through 2003, up to a total of 6.9 million shares of DQE's common stock at prices equal to the fair market value of such stock on the dates the options were granted. At December 31, 1995, approximately 2.6 million of these shares were available for future grants.

  On April 19, 1995, DQE's board of directors declared a three-for-two stock split for shareholders of record on May 1, 1995. One additional share of common stock was issued for every two shares outstanding as of the record date.

  The following information is restated to reflect the 1995 stock split. As of December 31, 1995, 1994 and 1993, respectively, active grants totaled 2,159,000; 2,118,000; and 1,763,000 shares. Exercise prices of these options ranged from $8.2084 to $27.625 at December 31, 1995, and from $8.2084 to $23.0833 at
December 31, 1994 and December 31, 1993. Expiration dates of these grants ranged from 1997 to 2005 at December 31, 1995; from 1997 to 2004 at December 31, 1994; and from 1997 to 2003 at December 31, 1993. As of December 31, 1995, 1994 and 1993, respectively, stock appreciation rights (SARs) had been granted in connection with 1,202,000; 1,190,000 and 1,193,000 of the options outstanding. During 1995, 367,000 SARs were exercised; 133,000 options were exercised at prices ranging from $8.2084 to $21.6667 and 28,000 options were cancelled. During 1994, 1,254,000 SARs were exercised; 339,000 options were exercised at prices ranging from $8.2084 to $18.9167; and 80,000 options were cancelled. During 1993, 1,122,000 SARs were exercised; 227,000 options were exercised at prices ranging from $8.2084 to $18.9167; and 78,000 options were cancelled. Of the active grants at December 31, 1995, 1994 and 1993, respectively, 929,000; 918,000; and 867,000 were not exercisable.

Other Postretirement Benefits
--------------------------------------------------------------------------------

  In addition to pension benefits, Duquesne provides certain health care benefits and life insurance for some retired employees. Substantially all of Duquesne's full-time employees may, upon attaining the age of 55 and meeting certain service requirements, become eligible for the same benefits available to retired employees. Participating retirees make contributions, which are adjusted annually, to the health care plan. The life insurance plan is non-contributory. Company-provided health care benefits terminate when covered individuals become eligible for Medicare benefits or reach age 65, whichever comes first. Duquesne funds actual expenditures for obligations under the plans on a "pay-as-you-go" basis. Duquesne has the right to modify or terminate the plans.

  As of January 1, 1993, Duquesne adopted Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, which requires the actuarially determined costs of the aforementioned postretirement benefits to be accrued over the period from the date of hire until the date the employee becomes fully eligible for benefits. Duquesne has adopted this standard prospectively and has elected to amortize the transition liability over 20 years.

Components of Postretirement Cost

---------------------------------------------------------------------------------------
                                                          1995              1994
                                                    (Amounts in Thousands of Dollars)
---------------------------------------------------------------------------------------
Service cost (benefits earned during the period)       $  1,315           $  1,631
Interest cost on accumulated benefit obligation           2,340              2,294
Amortization of the transition obligation
 over twenty years                                        1,700              1,700
Other                                                      (582)                 -
---------------------------------------------------------------------------------------
  Total Postretirement Cost                            $  4,773           $  5,625
=======================================================================================

Funded Status of Postretirement Plan and Amounts Recognized on the Consolidated Balance Sheet at December 31

------------------------------------------------------------------------------------------------
                                                                     1995              1994
                                                              (Amounts in Thousands of Dollars)
------------------------------------------------------------------------------------------------
Actuarial present value of benefits:
  Retirees                                                        $  7,359            $  6,292
  Fully eligible active plan participants                            3,187               3,074
  Other active plan participants                                    21,935              20,543
------------------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation                       32,481              29,909
Fair market value of plan assets                                         -                   -
------------------------------------------------------------------------------------------------
Accumulated benefit obligation in excess of plan assets           $(32,481)           $(29,909)
================================================================================================
Unrecognized net actuarial gains                                  $  8,427            $  9,481
Unrecognized net transition liability                              (28,898)            (30,598)
Postretirement liability per consolidated balance sheet            (12,010)             (8,792)
------------------------------------------------------------------------------------------------
  Total                                                           $(32,481)           $(29,909)
================================================================================================
Discount rate used to determine projected benefit obligation          7.00%               8.00%
------------------------------------------------------------------------------------------------
Health care cost trend rates:
  For year beginning January 1                                        8.80%               8.60%
  Ultimate rate                                                       5.50%               6.50%
  Year ultimate rate is reached                                       2000                1999
------------------------------------------------------------------------------------------------
Effect of a one percent increase in health care cost trend rates:
  On accumulated projected benefit obligation                     $  3,228            $  3,137
  On aggregate of annual service and interest costs               $    435            $    465
------------------------------------------------------------------------------------------------

  The accumulated postretirement benefit obligation comprises the present value of the estimated future benefits payable to current retirees and a pro rata portion of estimated benefits payable to active employees after retirement.

N.  Commitments and Contingencies

Construction
--------------------------------------------------------------------------------

  Duquesne estimates that it will spend, excluding AFC and nuclear fuel, approximately $90 million, $90 million and $100 million on construction during 1996, 1997 and 1998, respectively. Approximately $5 million of capital expenditures for the reliability enhancements to the simple cycle units located at BI contemplated in Duquesne's petition before the PUC are excluded from these estimates. (See "Sale of Ft. Martin" discussion, Note B, on page 47.)

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

  Nuclear Decommissioning. The PUC ruled that recovery of the decommissioning costs for Beaver Valley Unit 1 (BV Unit 1) could begin in 1977, and that recovery for BV Unit 2 and Perry Unit 1 could begin in 1988. Duquesne expects to decommission BV Unit 1, BV Unit 2 and Perry Unit 1 no earlier than the expiration of each plant's operating license, 2016, 2027 and 2026, respectively. BV Unit 1 will be placed in safe storage until the expiration of the BV Unit 2 operating license, at which time the units may be decommissioned together.

  Based on site-specific studies finalized in 1992 for BV Unit 2, and in 1994 for BV Unit 1 and Perry Unit 1, Duquesne's share of the total estimated decommissioning costs, including removal and decontamination costs, currently being used to determine Duquesne's cost of service, are $122 million for BV Unit 1, $35 million for BV Unit 2, and $67 million for Perry Unit 1.

  In conjunction with an August 18, 1994, PUC Accounting Order, Duquesne has increased the annual contribution to its decommissioning trusts by approximately $2 million to bring the total annual funding to approximately $4 million per year. In collaboration with Duquesne and several other Pennsylvania utilities, the PUC Office of Special Assistants is evaluating various decommissioning issues, including funding methods. Duquesne expects that any action relating to any forthcoming PUC report will result in further increases in annual contributions to its decommissioning trusts. Consistent with these anticipated future PUC actions, Duquesne's petition before the PUC for the sale of its ownership interest in the Ft. Martin Power Station provides for additional annual contributions to its nuclear decommissioning funds of $5 million for five years without any increase in existing electric utility rates. (See "Sale of Ft. Martin" discussion, Note B, on page 47.)

  Duquesne records decommissioning costs under the category of depreciation and amortization expense and accrues a liability, equal to that amount for nuclear decommissioning expense. Such nuclear decommissioning funds are deposited in external, segregated trust accounts. The funds are invested in a portfolio of municipal bonds, certificates of deposit and United States government securities having a weighted average duration of four to seven years. Trust fund earnings increase the fund balance and the recorded liability. The market value of the aggregate trust fund balances at December 31, 1995, totaled approximately $28.5 million. On Duquesne's consolidated balance sheet, the decommissioning trusts have been reflected in other long-term investments, and the related liability has been recorded as other non-current liabilities.

  Nuclear Insurance. All of the companies with an interest in BV Unit 1, BV Unit 2 and Perry Unit 1 maintain nuclear property insurance, which provides coverage for property damage, decommissioning and decontamination liabilities. Duquesne's share of this program provides for $1.2 billion of insurance coverage for its net investment of $407.8 million in the Beaver Valley Power Station
(BVPS) and $565.5 million in Perry Unit 1, plus its interest in BV Unit 2 with lease commitments of $405.2 million, at December 31, 1995. The lease commitments of $405.2 million represent the net present value of future lease payments discounted at 10.94 percent, the return currently authorized Duquesne by the PUC. Duquesne would be responsible for its share of any damages in excess of insurance coverage. In addition, if the property damage reserves of Nuclear Electric Insurance Limited (NEIL), an industry mutual insurance company, are inadequate to cover claims arising from an incident at any United States nuclear site covered by that insurer, Duquesne could be assessed retrospective premiums totaling a maximum of $10.9 million.

  The Price-Anderson Amendments to the Atomic Energy Act of 1954 limit public liability from a single incident at a nuclear plant to $8.9 billion. Duquesne has purchased $200 million of insurance, the maximum amount available, which provides the first level of financial protection.

  Additional protection of $8.3 billion would be provided by an assessment of up to $75.5 million per incident on each nuclear unit in the United States. Duquesne's maximum total assessment, $56.6 million, which is based on its ownership or leasehold interests in three nuclear generating units, would be limited to a maximum of $7.5 million per incident per year. A further surcharge of 5 percent could be levied if the total amount of public claims exceeded the funds provided under the assessment program. Additionally, a state premium tax may be charged on the assessment and surcharge. Finally, the United States Congress could impose other revenue-raising measures on the nuclear industry if funds prove insufficient to pay claims.

  Duquesne carries extra expense insurance which would pay the incremental cost of any replacement power purchased (in addition to costs that would have been incurred had the units been operating) and other incidental expense after the occurrence of certain types of accidents at its nuclear units in a limited amount for a limited period of time. The coverage provides for 100 percent of the estimated extra expense per week during the 52-week period starting 21 weeks after an accident and 80 percent of such estimate per week for the following 104 weeks with no coverage thereafter. The amount and duration of actual extra expense could substantially exceed insurance coverage. NEIL also provides this insurance. If NEIL's reserves are inadequate to cover claims at any United States nuclear site covered by that insurer, Duquesne could be assessed retrospective premiums totaling a maximum of $3.5 million.

  Beaver Valley Power Station Steam Generators. BVPS' units are equipped with steam generators designed and built by Westinghouse Electric Corporation (Westinghouse). Similar to other Westinghouse nuclear plants, stress corrosion cracking (SCC) has occurred in the steam generator tubes of BV Unit 1. BV Unit 2, which was placed in service eleven years after BV Unit 1, has not yet exhibited the degree of steam generator tube SCC experienced at BV Unit 1. It is, however, too early in the life of BV Unit 2 to determine the extent to which steam generator tube SCC may become a problem.

  Duquesne has undertaken certain measures, such as increased inspections and tube plugging, to minimize the operational impact and to reduce susceptibility to steam generator tube SCC. Although Duquesne has taken these steps to allay the effects of steam generator tube SCC, the inherent potential for future SCC in steam generator tubes of the Westinghouse design still exists. Material acceleration in SCC could lead to loss of plant efficiency, significant repairs or possible replacement of BV Unit 1's steam generators. Total replacement cost of BV Unit 1 steam generators is currently estimated at approximately $125 million. Duquesne would be responsible for $59 million of this total, which includes the cost of equipment removal and replacement, but excludes replacement power costs. The earliest that BV Unit 1's steam generators could be replaced is 1999.

  Duquesne continues to explore all viable means of mitigating steam generator tube SCC, including new repair technologies. Both units will undergo 100 percent tube inspection during scheduled refueling outages in 1996. Duquesne will continue to monitor and evaluate the condition of the BVPS steam generators.

  Spent Nuclear Fuel Disposal. The Nuclear Waste Policy Act of 1982 established a policy for handling and disposing of spent nuclear fuel and a policy requiring the established final repository to accept spent fuel. Electric utility companies have entered into contracts with the DOE for the permanent disposal of spent nuclear fuel and high-level radioactive waste in compliance with this legislation. The DOE has indicated that its repository under these contracts will not be available for acceptance of spent fuel before 2010 at the earliest. Existing on-site spent fuel storage capacities at BV Unit 1, BV Unit 2 and Perry Unit 1 are expected to be sufficient until 2016, 2010 and 2011, respectively.

  Uranium Enrichment Decontamination and Decommissioning Fund. Nuclear reactor licensees in the United States are assessed annually for the decontamination and decommissioning of DOE uranium enrichment facilities. Assessments are based on the amount of uranium a utility had processed for enrichment prior to enactment of the National Energy Policy Act of 1992 (NEPA) and are to be paid by such utilities over a 15-year period. At December 31, 1995, Duquesne's liability for contributions is approximately $9.9 million (subject to an inflation adjustment). Contributions, when made, are recovered from customers through the ECR.

Guarantees
--------------------------------------------------------------------------------

  Duquesne and the owners of Bruce Mansfield have guaranteed certain debt and lease obligations related to a coal supply contract for the Bruce Mansfield plant. At December 31, 1995, Duquesne's share of these guarantees was $25.4 million. The prices paid for the coal by the companies under this contract are expected to be sufficient to meet debt and lease obligations to be satisfied in the year 2000. (See "Deferred Coal Costs" discussion, Note F, on page 49.) The minimum future payments to be made by Duquesne solely in relation to these obligations are $6.2 million in 1996, $5.9 million in 1997, $5.6 million in 1998, $5.3 million in 1999 and $4.2 million in 2000. Duquesne's total payments for coal purchased under the contract were $28.9 million in 1995, $23.3 million in 1994 and $26.5 million in 1993.

Residual Waste Management Regulations
--------------------------------------------------------------------------------

  In 1992, the Pennsylvania Department of Environmental Protection (DEP) issued Residual Waste Management Regulations governing the generation and management of non-hazardous residual waste, such as coal ash. Duquesne is assessing the sites which it utilizes and has developed compliance strategies under review by the DEP. Capital compliance costs of $3.0 million were incurred by Duquesne in 1995 to comply with these DEP regulations; on the basis of information currently available, an additional $2.5 million will be incurred in 1996. The expected additional capital cost of compliance through the year 2000 is estimated, based on current information, to be approximately $25 million. This estimate is subject to the results of ground water assessments and DEP final approval of compliance plans.

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

O. Quarterly Financial Information (Unaudited)

Summary of Selected Quarterly Financial Data (Thousands of Dollars)

---------------------------------------------------------------------------------------------------------
[The quarterly data reflect seasonal weather variations in Duquesne's service territory.]
---------------------------------------------------------------------------------------------------------
1995                                      First Quarter  Second Quarter  Third Quarter  Fourth Quarter
---------------------------------------------------------------------------------------------------------
Operating Revenues (a)                         $286,616        $274,669       $337,156        $281,343
Operating Income (a)                             57,542          55,705         76,001          52,351
Net Income                                       33,371          32,441         52,787          32,471
---------------------------------------------------------------------------------------------------------
1994
---------------------------------------------------------------------------------------------------------
Operating Revenues (a)                         $293,145        $281,054       $319,781        $274,644
Operating Income (a)                             60,345          54,373         71,670          50,512
Net Income                                       35,492          30,556         44,876          36,525
=========================================================================================================

(a)  Restated to conform with presentations adopted during 1995.

                              ------------------

Except for historical information contained herein, the matters discussed in this Annual Report on Form 10-K are forward-looking statements that involve risks and uncertainties including, but not limited to, economic, competitive, governmental and technological factors affecting Duquesne's operations, markets, products, services and prices, and other factors discussed in Duquesne's filings with the Securities and Exchange Commission.

SELECTED FINANCIAL DATA
-------------------------------------------------------------------------------

Amounts in Thousands of Dollars         1995         1994         1993         1992         1991         1990
-----------------------------------------------------------------------------------------------------------------
INCOME STATEMENT ITEMS
Total operating revenues             $1,179,784   $1,168,624   $1,160,685   $1,150,380   $1,173,105   $1,115,360
Operating income                     $  241,599   $  236,900   $  237,897   $  257,119   $  268,666   $  269,396
Net income                           $  151,070   $  147,449   $  147,362   $  149,768   $  143,133   $  135,456
Earnings for common stock            $  145,750   $  141,403   $  138,174   $  140,357   $  132,332   $  121,410
-----------------------------------------------------------------------------------------------------------------
BALANCE SHEET ITEMS
Property, plant and equipment-net    $2,978,903   $3,068,519   $3,123,948   $3,018,641   $3,037,454   $3,042,920
Total assets                         $4,067,665   $4,149,867   $4,388,103   $3,718,092   $3,802,626   $3,794,313
-----------------------------------------------------------------------------------------------------------------
Capitalization:
Common stockholder's equity          $1,131,334   $1,115,512   $1,100,671   $1,107,609   $1,064,104   $1,035,059
Non-redeemable preferred and
  preference stock                       70,966       95,345      124,736      123,430      121,906      151,346
Redeemable preferred and
  preference stock                           --           --        8,392        8,579       15,437       37,747
Long-term debt                        1,322,531    1,368,930    1,416,705    1,413,001    1,420,726    1,501,295
-----------------------------------------------------------------------------------------------------------------
Total capitalization                 $2,524,831   $2,579,787   $2,650,504   $2,652,619   $2,622,173   $2,725,447
=================================================================================================================