Form 10-Q
period 1996-03-31
DUQUESNE LIGHT CO
filed 1996-05-15
CIK 30573

                                                                     [CONFORMED]

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q


[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the Quarterly Period Ended March 31, 1996
                                    --------------

[_]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the Transition Period From            to
                                    ----------    ----------

                            Commission File Number
                            ----------------------
                                     1-956

                            Duquesne Light Company
                            ----------------------
            (Exact name of registrant as specified in its charter)

              Pennsylvania                             25-0451600
              ------------                             ----------
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

                              411 Seventh Avenue
                        Pittsburgh, Pennsylvania  15219
                        -------------------------------
              (Address of principal executive offices) (Zip Code)

     Registrant's telephone number, including area code:   (412) 393-6000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X      No
                                          ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

DQE is the holder of all shares of common stock, $1 par value, of Duquesne Light Company consisting of 10 shares as of March 31, 1996 and April 30, 1996.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                            DUQUESNE LIGHT COMPANY
                  CONDENSED STATEMENT OF CONSOLIDATED INCOME
                            (Thousands of Dollars)
                                  (Unaudited)

                                           Three Months Ended
                                               March 31,
                                          --------------------
                                            1996       1995
                                          ---------  ---------
Operating Revenues:
  Sales of Electricity:
    Customers-net                         $266,583   $264,540
    Utilities                               15,965     12,489
                                          --------   --------
  Total Sales of Electricity               282,548    277,029
  Other                                      8,309      9,587
                                          --------   --------
      Total Operating Revenues             290,857    286,616
                                          --------   --------

Operating Expenses:
  Fuel and purchased power                  59,165     55,100
  Other operating                           60,930     62,226
  Maintenance                               20,504     18,830
  Depreciation and amortization             56,018     47,955
  Taxes other than income taxes             21,706     21,323
  Income taxes                              17,950     23,640
                                          --------   --------
      Total Operating Expenses             236,273    229,074
                                          --------   --------

OPERATING INCOME                            54,584     57,542
                                          --------   --------

Other Income and (Deductions):
  Interest and dividend income               1,722      2,094
  Income taxes                                 911       (282)
  Other - net                                2,485     (1,121)
                                          --------   --------
      Total Other Income and                 5,118        691
       (Deductions)                       --------   --------

INCOME BEFORE INTEREST CHARGES              59,702     58,233

INTEREST CHARGES                            22,953     24,862
                                          --------   --------

NET INCOME                                  36,749     33,371

DIVIDENDS ON PREFERRED AND
  PREFERENCE STOCK                           1,018      1,485
                                          --------   --------

EARNINGS FOR COMMON STOCK                 $ 35,731   $ 31,886
                                          ========   ========

See notes to condensed consolidated financial statements.

                             DUQUESNE LIGHT COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                       (Thousands of Dollars) (Unaudited)

                                           March 31,    December 31,
                                              1996          1995
                                          ------------  -------------
ASSETS:
Property, Plant and Equipment             $ 4,627,179    $ 4,652,010
Less Accumulated Depreciation and          (1,672,666)    (1,673,107)
 Amortization                             -----------    -----------
    Property, Plant and Equipment - Net     2,954,513      2,978,903
                                          -----------    -----------
Long-Term Investments:
  Investment in DQE Common Stock               61,103         66,757
  Other investments                           102,744        102,648
                                          -----------    -----------
    Total Long-Term Investments               163,847        169,405
                                          -----------    -----------
Current Assets:
  Cash and temporary cash investments          40,000          2,490
  Receivables                                 115,405        113,184
  Other current assets, principally           110,707         86,707
   material and supplies                  -----------    -----------
    Total Current Assets                      266,112        202,381
                                          -----------    -----------
Other Non-Current Assets:
  Regulatory Assets                           655,883        671,928
  Other                                        47,779         45,048
                                          -----------    -----------
    Total Other Non-Current Assets            703,662        716,976
                                          -----------    -----------
        TOTAL ASSETS                      $ 4,088,134    $ 4,067,665
                                          ===========    ===========
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock - $1 par value (shares -
   90,000,000                             $         -    $         -
    authorized; 10 issued)
  Capital surplus                             833,281        837,265
  Retained earnings                           294,337        294,069
                                          -----------    -----------
    Total Common Stockholders' Equity       1,127,618      1,131,334
                                          -----------    -----------
  Non-redeemable preferred stock               63,608         63,608
  Non-redeemable preference stock              29,407         29,615
                                          -----------    -----------
    Total preferred and preference
     stock before deferred employee
     stock ownership plan (ESOP)
     benefit (involuntary liquidation
     values of $92,878 and
     $93,086, exceed par by $28,579 and
     $28,781, respectively)                    93,015         93,223
  Deferred (ESOP) benefit                     (21,634)       (22,257)
                                          -----------    -----------
    Total Preferred and Preference Stock       71,381         70,966
                                          -----------    -----------
  Long-term debt                            1,322,484      1,322,531
                                          -----------    -----------
    Total Capitalization                    2,521,483      2,524,831
                                          -----------    -----------
Obligations Under Capital Leases               36,303         34,546
                                          -----------    -----------
Current Liabilities:
  Current maturities and sinking fund
   requirements                                71,828         71,051
  Accounts payable                             65,873         76,435
  Accrued liabilities                          88,595         53,930
  Dividends declared                           38,456         37,015
  Other                                        12,481          9,191
                                          -----------    -----------
    Total Current Liabilities                 277,233        247,622
                                          -----------    -----------
Deferred income taxes - net                   810,458        805,996
                                          -----------    -----------
Deferred investment tax credits               110,203        115,760
                                          -----------    -----------
Deferred income                               156,956        162,916
                                          -----------    -----------
Other                                         175,498        175,994
                                          -----------    -----------
Commitments and contingencies (Note 4)
                                          -----------    -----------
        TOTAL CAPITALIZATION AND          $ 4,088,134    $ 4,067,665
         LIABILITIES                      ===========    ===========

See notes to condensed consolidated financial statements.

                             DUQUESNE LIGHT COMPANY
                 CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                             (Thousands of Dollars)
                                  (Unaudited)

                                          Three Months Ended
                                                March 31,
                                          -------------------
                                            1996       1995
                                          --------   --------
Cash Flows from Operating Activities:
  Operations                              $ 86,041   $ 82,128
  Changes in working capital other than      2,613     33,136
   cash
  Other - net                                6,963     (4,428)
                                          --------   --------
    Net Cash Provided from Operating        95,617    110,836
     Activities                           --------   --------

Cash Flows Used by Investing Activities:
  Construction expenditures                (14,916)   (12,447)
  Long-term investments                        889     (2,791)
  Other - net                                 (979)    (1,390)
                                          --------   --------
    Net Cash Used by Investing             (15,006)   (16,628)
     Activities                           --------   --------

Cash Flows Used in Financing Activities:
  Dividends on capital stock               (37,018)   (36,732)
  Reductions of long-term obligations       (4,495)    (4,460)
   (net)
  Other - net                               (1,588)      (396)
                                          --------   --------
    Net Cash Used in Financing             (43,101)   (41,588)
     Activities                           --------   --------

Net increase in cash and temporary cash     37,510     52,620
 investments
Cash and temporary cash investments at       2,490     15,904
 beginning of period                      --------   --------
Cash and temporary cash investments at    $ 40,000   $ 68,524
 end of period                            ========   ========

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Except for historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties including, but not limited to, economic, competitive, governmental and technological factors affecting Duquesne Light Company's (Duquesne's) operations, markets, products, services and prices, and other factors discussed in Duquesne's filings with the Securities and Exchange Commission.


1.   CONSOLIDATION, RECLASSIFICATIONS AND ACCOUNTING POLICIES

     Duquesne Light Company (Duquesne) is a wholly owned subsidiary of DQE, an energy services holding company formed in 1989. Duquesne is engaged in the production, transmission, distribution and sale of electric energy. Duquesne was formed under the laws of Pennsylvania by the consolidation and merger in 1912 of three constituent companies. Duquesne has one wholly owned subsidiary, Monongahela Light and Power, also a Pennsylvania corporation, which currently holds energy-related lease investments.

     The condensed consolidated financial statements include the accounts of Duquesne and its wholly owned subsidiary. All material intercompany balances and transactions have been eliminated in the preparation of the condensed consolidated financial statements.

     In the opinion of management, the unaudited condensed consolidated financial statements included in this report reflect all adjustments that are necessary for a fair presentation of the results of interim periods, and are normal, recurring adjustments. Prior period financial statements were reclassified to conform with the 1996 presentation.

     These statements should be read with the financial statements and notes included in the Form 10-K, Annual Report, filed with the Securities and Exchange Commission (SEC) for the year ended December 31, 1995. The results of operations for the three months ended March 31, 1996, are not necessarily indicative of the results that may be expected for the full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may also be affected by the estimates and assumptions management is required to make. Actual results could differ from those estimates.

     Duquesne is subject to the accounting and reporting requirements of the SEC. In addition, Duquesne's operations are subject to the regulation of the Pennsylvania Public Utility Commission (PUC) and the Federal Energy Regulatory Commission (FERC). As a result, the consolidated financial statements contain regulatory assets and liabilities in accordance with Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71) and reflect the effects of the ratemaking process. Such effects concern mainly the time at which various items enter into the determination of net income in accordance with the principle of matching costs and revenues. (See "Rate Matters," Note 3 on page 6.)

   Duquesne's other investments include certain investments in marketable securities. In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, these investments are classified as available-for-sale and are stated at market value. The amounts of unrealized holding gain on investments at March 31, 1996, and December 31, 1995, are $18.8 million and $22.8 million, respectively. Reduced for deferred income taxes, net unrealized holding gains on investments are $11.0 million and $13.4 million at March 31, 1996, and December 31, 1995, respectively.


2.   RECEIVABLES

Components of receivables for the periods indicated are as follows:

                                                March 31,   March 31,    December 31,
                                                  1996        1995          1995
                                                (Amounts in Thousands of Dollars)
- -------------------------------------------------------------------------------------

Electric customer accounts receivable           $103,263    $ 94,523       $103,821
Other utility receivables                         16,258      25,430         22,441
Other receivables                                 15,573      25,920         11,842
     Less:  Allowance for uncollectible          (19,689)    (15,672)       (17,920)
      accounts
- -------------------------------------------------------------------------------------
Receivables less allowance for
 uncollectible accounts                          115,405     130,201        120,184
     Less:  Receivables sold                        -           -            (7,000)
- -------------------------------------------------------------------------------------
       Total Receivables                        $115,405    $130,201       $113,184
=====================================================================================

     Duquesne and an unaffiliated corporation have an agreement that entitles Duquesne to sell, and the corporation to purchase, on an ongoing basis, up to $50 million of accounts receivable. At March 31, 1996 and 1995, Duquesne had no receivables sold to the unaffiliated corporation. At December 31, 1995, Duquesne had sold $7 million of receivables to the unaffiliated corporation. The accounts receivable sales agreement, which expires in June 1996, is one of many sources of funds available to Duquesne. Duquesne may attempt to extend the agreement, or to replace the facility with a similar one or to eliminate it upon expiration.


3.   RATE MATTERS

     At this time, Duquesne has no pending base rate case and has no immediate plans to file a base rate case. In Duquesne's amended petition currently before the PUC for the sale of its ownership interest in the Ft. Martin Power Station, Duquesne proposes to freeze its base rates for a five-year period. (See "Sale of Ft. Martin" discussion on page 8.)


Regulatory Assets

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

   The components of regulatory assets for the periods presented are as follows:


                                             March 31,        December 31,
                                               1996               1995
                                          ---------------  ------------------
                                          (Amounts in Thousands of Dollars)
- ----------------------------------------------------------------------------
Regulatory tax receivable                       $411,165            $414,543
Unamortized debt costs (a)                        97,382              98,776
Deferred rate synchronization costs               43,449              51,149
 (see below)
Beaver Valley Unit 2 sale/leaseback               31,187              31,564
 premium (b)
Deferred employee costs (c)                       28,628              31,218
Extraordinary property loss                        4,546               8,300
Deferred nuclear maintenance outage               10,465               6,776
 costs
DOE decontamination and decommissioning           10,461              10,687
 receivable
Deferred coal costs                               12,759              12,753
Other                                              5,841               6,162
- ----------------------------------------------------------------------------
     Total Regulatory Assets                    $655,883            $671,928
============================================================================

(a) The premiums paid to reacquire debt prior to scheduled maturity dates are deferred for amortization over the life of the debt issued to finance the reacquisitions.
(b) The premium paid to refinance the Beaver Valley Unit 2 lease was deferred for amortization over the life of the lease.
(c) Includes amounts for recovery of accrued compensated absences and accrued claims for workers' compensation.

     With respect to the financial statement presentation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, Duquesne reflects the amortization of the regulatory tax receivable resulting from reversals of deferred taxes as depreciation and amortization expense. Reversals of deferred income taxes - net are included in income taxes.


Deferred Rate Synchronization Costs

     In 1987, the PUC approved Duquesne's petition to defer initial operating and other costs of Perry Unit 1 and Beaver Valley Unit 2 (BV Unit 2). Duquesne deferred the costs incurred from the date the units went into commercial operation, until the date a rate order was issued. In its rate order, the PUC postponed ruling on whether these costs would be recoverable from Duquesne's customers. Duquesne is not earning a return on the deferred costs. Duquesne believes that these deferred costs are recoverable. In 1990 and 1995, the PUC permitted other Pennsylvania electric utilities rate recovery of such costs.

     As a result of negotiations with the sole intervenor in proceedings before the PUC related to Duquesne's plan for the sale of its ownership interest in the Ft. Martin Power Station, Duquesne agreed to charge off $9.0 million related to the depreciation portion of deferred rate synchronization costs. Duquesne has recorded a $7.7 million write-off of deferred rate synchronization costs in the first quarter of 1996. Duquesne's amended petition currently under consideration by the PUC also proposes to amortize the remaining $42.1 million of deferred rate synchronization costs over a ten-year period. (See "Sale of Ft. Martin" discussion on page 8.)


Property Held for Future Use

     In 1986, the PUC approved Duquesne's request to remove Phillips Power Station (Phillips) and a portion of Brunot Island Power Station (BI) from service and from rate base. Duquesne expects to recover its net investment in these plants through future electricity sales. Duquesne believes its investment in these plants will be necessary in order to meet future business needs outlined in Duquesne's plans for optimizing generation resources. If business opportunities do not develop as expected, Duquesne will consider the sale of these assets. In the event that market demand, transmission access or rate recovery do not support the utilization or sale of the plants, Duquesne may have to write off part or all of their costs. A portion of the BI combustion turbine capacity currently held for future use may be returned to service pending the outcome of the sale of Duquesne's ownership interest in the Ft. Martin Power Station. (See "Sale of Ft. Martin" discussion below.) At March 31, 1996, Duquesne's net investment in Phillips and BI held for future use was $78.3 million and $44.9 million, respectively.


Sale of Ft. Martin

     In December 1995, Duquesne filed a Petition for Declaratory Order with the PUC requesting approval for the sale of its ownership interest in the Ft. Martin Power Station and for a six-point plan to be financed in part by the proceeds of the Ft. Martin transaction. Under the plan, Duquesne offers to freeze its base rates for a period of five years. In addition, Duquesne proposes to record a one-time reduction of approximately $130 million in the value of Duquesne's nuclearplant investment. Duquesne also proposes to use the proceeds from the sale to finance reliability enhancements to the simple cycle units located at BI, to retire debt and to reduce equity. The plan also proposes an annual increase of $25 million for three years in depreciation and amortization expense related to Duquesne's nuclear investment, as well as additional annual contributions to its nuclear plant decommissioning funds of $5 million for five years, without any increase in existing electric rates. Lastly, Duquesne proposes a five-year annual $5 million credit to the Energy Cost Rate Adjustment Clause (ECR) to compensate Duquesne's customers for the lost profits from any reduced short-term power sales foregone by the sale of its ownership interest in the Ft. Martin Power Station.

     In April 1996, Duquesne filed an Amendment to Petition for Declaratory Order (the Amendment). The Amendment resulted from negotiations with the Office of Consumer Advocate, the sole intervenor in this proceeding. The Amendment adds the following three proposals to the original six-point plan for the sale of Duquesne's ownership interest in the Ft. Martin Power Station (discussed above). In addition to the original annual credit of $5 million to the ECR, Duquesne proposes to cap energy costs beginning April 1, 1997, through the remainder of the plan period, at the historical five-year average of 14.7 mils per kilowatt hour. Second, Duquesne agrees to charge off $9 million related to the depreciation portion of the $51.1 million of deferred rate synchronization costs associated with BV Unit 2 and Perry Unit 1. Thereafter, Duquesne proposes to amortize the remaining $42.1 million of deferred rate synchronization costs over a ten-year period. Finally, Duquesne proposes to contribute $.5 million annually to a supplemental low-income customer assistance program. This bill payment program, which is also subject to PUC approval, will be designed to provide financial assistance to low-income electric customers. The PUC is currently reviewing Duquesne's amended petition.


4.   COMMITMENTS AND CONTINGENCIES

Construction

     Duquesne estimates that it will spend, excluding the Allowance for Funds Used During Construction (AFC) and nuclear fuel, approximately $90 million on construction during 1996. Approximately $5 million of capital expenditures for the reliability enhancements to the simple cycle units located at BI contemplated in Duquesne's amended petition before the PUC are excluded from these estimates. (See "Sale of Ft. Martin" discussion, Note 3 on page 8.)


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

     In conjunction with an August 18, 1994, PUC Accounting Order, Duquesne has increased the annual contribution to its decommissioning trusts by approximately $2 million, to bring the total annual funding to approximately $4 million per year. In collaboration with Duquesne and several other Pennsylvania utilities, the PUC Office of Special Assistants is evaluating various decommissioning issues, including funding methods. Duquesne expects that any action relating to any forthcoming PUC report will result in further increases in annual contributions to its decommissioning trusts. Consistent with these anticipated future PUC actions, Duquesne's amended petition before the PUC for the sale of its ownership interest in the Ft. Martin Power Station provides for additional annual contributions to its nuclear decommissioning funds of $5 million for five years without any increase in existing electric utility rates. (See "Sale of Ft. Martin" discussion, Note 3, on page 8.)

     Duquesne records decommissioning costs under the category of depreciation and amortization expense and accrues a liability, equal to that amount for nuclear decommissioning expense. Such nuclear decommissioning funds are deposited in external, segregated trust accounts. The funds are invested in a portfolio of municipal bonds, certificates of deposit and United States government securities having a weighted average duration of four to seven years. Trust fund earnings increase the fund balance and the recorded liability. The market value of the aggregate trust fund balances at March 31, 1996, totaled approximately $29.0 million. On Duquesne's consolidated balance sheet, the decommissioning trusts have been reflected in long-term investments, and the related liability has been recorded as other non-current liabilities.

     Nuclear Insurance. All of the companies with an interest in BV Unit 1, BV Unit 2 and Perry Unit 1 maintain nuclear property insurance, which provides coverage for property damage, decommissioning and decontamination liabilities. Duquesne's share of this program provides for $1.2 billion of insurance coverage for its net investment of $400.0 million in the Beaver Valley Power Station
(BVPS) and $559.3 million in Perry Unit 1, plus its interest in BV Unit 2 with lease commitments of $402.8 million, at March 31, 1996. The lease commitments of $402.8 million represent the net present value of future lease payments discounted at 10.94 percent, the return currently authorized Duquesne by the PUC. Duquesne would be responsible for its share of any damages in excess of insurance coverage. In addition, if the property damage reserves of Nuclear Electric Insurance Limited (NEIL), an industry mutual insurance company, are inadequate to cover claims arising from an incident at any United States nuclear site covered by that insurer, Duquesne could be assessed retrospective premiums totaling a maximum of $10.9 million.

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

     Beaver Valley Power Station Steam Generators. BVPS's two units are equipped with steam generators that were designed and built by Westinghouse Electric Corporation (Westinghouse). Similar to other Westinghouse nuclear plants, outside diameter stress corrosion cracking (ODSCC) has occurred in the steam generator tubes of both units. BV Unit 1, which was placed in service in 1976, has removed approximately 15 percent of its steam generator tubes from service through a process called plugging. However, BV Unit 1 continues to operate at 100 percent reactor power and has the ability to return tubes to service by repairing them through a process called sleeving. To date, no tubes at either unit have been sleeved. BV Unit 2, which was placed in service eleven years after BV Unit 1, has not yet exhibited the degree of ODSCC experienced at BV Unit 1. Less than 2 percent of BV Unit 2's tubes are plugged; however, it is too early in the life of the unit to determine the extent to which ODSCC may become a problem.

     Duquesne has undertaken certain measures, such as increased inspections, water chemistry control, and tube plugging, to minimize the operational impact of and to reduce susceptibility to ODSCC. Although Duquesne has taken these steps to allay the effects of ODSCC, the inherent potential for future ODSCC in steam generator tubes of the Westinghouse design still exists. Material acceleration in the rate of ODSCC could lead to a loss of plant efficiency, significant repairs or the possible replacement of BV Unit 1's steam generators. The total replacement cost of BV Unit 1's steam generators is currently estimated at approximately $125 million. Duquesne would be responsible for $59 million of this total, which includes the cost of equipment removal and replacement, but excludes replacement power costs. The earliest that BV Unit 1's steam generators could be replaced is 1999.

     BV Unit 1 completed its 11th refueling outage on May 11, 1996. The outage lasted 49 days and was the shortest refueling outage in the history of the unit. During the outage, various inspections of the unit's steam generators were made, including examinations using a new "Plus Point" probe. Use of the probe found fewer defects than expected at the top of the steam generators' tube sheets. In addition, Duquesne returned to service tubes that had previously been plugged. The net result of activity during the refueling outage is that the number of steam generator tubes in service at the end of the outage is 85 percent, approximately 1 percent greater than at the beginning of the outage.

     Duquesne continues to explore all viable means of managing ODSCC, including new repair technologies, and plans to perform 100 percent tube inspections at each unit during future refueling outages. Duquesne will continue to monitor and evaluate the condition of the BVPS steam generators.

     Spent Nuclear Fuel Disposal. The Nuclear Waste Policy Act of 1982 established a policy for handling and disposing of spent nuclear fuel and a policy requiring the established final repository to accept spent fuel. Electric utility companies have entered into contracts with the Department of Energy (DOE) for the permanent disposal of spent nuclear fuel and high-level radioactive waste in compliance with this legislation. The DOE has indicated that its repository under these contracts will not be available for acceptance of spent fuel before 2010 at the earliest. Existing on-site spent fuel storage capacities at BV Unit 1, BV Unit 2 and Perry Unit 1 are expected to be sufficient until 2016, 2010 and 2011, respectively.

     Uranium Enrichment Decontamination and Decommissioning Fund. Nuclear reactor licensees in the United States are assessed annually for the decontamination and decommissioning of DOE uranium enrichment facilities. Assessments are based on the amount of uranium a utility had processed for enrichment prior to enactment of the National Energy Policy Act of 1992 (NEPA) and are to be paid by such utilities over a 15-year period. At March 31, 1996, Duquesne's liability for contributions is approximately $9.9 million (subject to an inflation adjustment). Contributions, when made, are recovered from customers through the ECR.


Guarantees

     Duquesne and the owners of Bruce Mansfield Power Station have guaranteed certain debt and lease obligations related to a coal supply contract for the Bruce Mansfield plant. At March 31, 1996, Duquesne's share of these guarantees was $21.1 million. The prices paid for the coal by the companies under this contract are expected to be sufficient to meet debt and lease obligations to be satisfied in the year 2000. The minimum future payments to be made by Duquesne solely in relation to these obligations are $23.1 million at March 31, 1996.


Residual Waste Management Regulations

     In 1992, the Pennsylvania Department of Environmental Protection (DEP) issued Residual Waste Management Regulations governing the generation and management of non-hazardous residual waste, such as coal ash. Duquesne is assessing the sites it utilizes and has developed compliance strategies under review by the DEP. Capital compliance costs of $3.0 million were incurred by Duquesne in 1995 to comply with these DEP regulations; on the basis of information currently available, an additional $2.5 million will be incurred in 1996. The expected additional capital cost of compliance through the year 2000 is estimated, based on current information, to be approximately $25 million. This estimate is subject to the results of ground water assessments and DEP final approval of compliance plans.


Other

     Duquesne is involved in various other legal proceedings and environmental matters. Duquesne believes that such proceedings and matters, in total, will not have a materially adverse effect on its financial position or results of operations.


                           ------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part I, Item 2 of this Quarterly Report, Form 10-Q (Report) should be read in conjunction with Duquesne's condensed consolidated financial statements, which are set forth on pages 2 through 11 in Part I, Item 1 of this Report.


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

     Duquesne's operations currently satisfy the SFAS No. 71 criteria. However, a company's utility operations or a portion of such operations could cease to meet these criteria for various reasons, including a change in the PUC or the FERC regulations. (See "Competition" discussion on page 15.) Should Duquesne's operations cease to meet the SFAS No. 71 criteria, Duquesne would be required to write off any regulatory assets or liabilities for those operations that no longer meet these requirements. Management will continue to evaluate significant changes in the regulatory and competitive environment in order to assess Duquesne's overall consistency with the criteria of SFAS No. 71.


Results of Operations
- --------------------------------------------------------------------------------

Seasonality

     The quarterly results are not necessarily indicative of full-year operations because of seasonal fluctuations. Sales of electricity to customers by Duquesne tend to increase during the warmer summer and colder winter seasons because of greater customer use of electricity for cooling and heating, respectively.

     In the near term, weather conditions and the overall level of business activity in Duquesne's service territory are expected to continue to be the primary factors affecting sales of electricity to customers. In the long-term, Duquesne's electric sales may also be affected by increased competition in the electric utility industry. (See "Competition" discussion on page 15.)


Operating Revenues

     Total operating revenues increased $4.2 million during the first quarter of 1996 as compared to the first quarter of 1995 due to higher sales of electricity. The severe winter weather during the first three months of 1996 resulted in higher sales of electricity to residential customers of 2.7 percent. First quarter 1996 sales to commercial and industrial customers were comparable to commercial and industrial sales for the first quarter of 1995. The colder winter temperatures also resulted in greater demand for electricity from other utilities. Revenue from sales of electricity to other utilities increased $3.5 million, or 27.8 percent, in the first quarter of 1996 when compared to the first quarter of 1995.

     Other operating revenues for the first quarter of 1996 declined $1.3 million when compared to the same period in 1995. The decrease was largely due to the absence of greater first quarter 1995 billings to the other joint owners of Beaver Valley Unit 1 (BV Unit 1) related to the scheduled refueling outage.


Operating Expenses

     Total operating expenses increased $7.2 million during the first quarter of 1996 as compared to the first quarter of 1995.

     Fuel and purchased power expense was $4.1 million greater in the first quarter of 1996 when compared to the first quarter of 1995. This increase in fuel and purchased power expense is consistent with the 1996 first quarter increase in electric sales volume.

     The timing of BV Unit 1 and Perry Unit 1 refueling outages resulted in a shift between other operating and maintenance expenses when comparing the three months ended March 31, 1996, with the same period in 1995.

     Depreciation and amortization expense for the first quarter increased $8.1 million, or 16.8 percent, due primarily to the amortization of the regulatory asset associated with deferred rate synchronization costs. (See "Deferred Rate Synchronization Costs" and "Sale of Ft. Martin" discussions on pages 8 and 14, respectively.)

     Income taxes decreased $5.7 million compared to the first quarter of 1995 largely due to reduced operating income and amortization of deferred investment tax credits.


Other Income and (Deductions)

     The $4.4 million increase in first quarter 1996 total other income and deductions is consistent with additional other lease investments made in the third quarter of 1995.


Liquidity, Capital Resources and Investing
- --------------------------------------------------------------------------------

Financing

     Duquesne expects to meet its current obligations and debt maturities through the year 2000 with funds generated from operations and through new financings. At March 31, 1996, Duquesne was in compliance with all of its debt covenants.

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

      On May 14, 1996, Duquesne Capital L.P., a Delaware special purpose limited partnership whose sole general partner is Duquesne, issued in aggregate $150 million, principal amount of 8-3/8% Cumulative Monthly Income Preferred Securities, Series A, with a stated liquidation value of $25. Duquesne intends to apply these proceeds to the payment or provision for payment at maturity, the purchase, on the open market, in private transactions or otherwise, or the redemption of outstanding securities, including the payment of $50 million in aggregate principal amount of long-term debt maturing May 15, 1996, for the general corporate purposes.

Investing

     Duquesne's long-term investments consist of its holdings of DQE common stock, investments in affordable housing, leasehold and other investments, and Duquesne's nuclear decommissioning trusts. Duquesne invested $1.0 million and $3.2 million in affordable housing funds during the first quarter of 1996 and 1995, respectively.


Outlook
- --------------------------------------------------------------------------------

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

     In April 1996, Duquesne filed an Amendment to Petition for Declaratory Order (the Amendment). The Amendment resulted from negotiations with the Office of Consumer Advocate, the sole intervenor in this proceeding. The Amendment adds the following three proposals to the original six-point plan for the sale of Duquesne's ownership interest in the Ft. Martin Power Station (discussed in the preceding paragraph). In addition to the original annual credit of $5 million to the ECR, Duquesne proposes to cap energy costs for the period of the plan at the historical five-year average of 14.7 mils per kilowatt hour. Second, beginning April 1, 1997, through the remainder of the plan period, Duquesne agrees to charge off $9 million related to the depreciation portion of the $51.1 million of deferred rate synchronization costs associated with BV Unit 2 and Perry Unit 1. Thereafter, Duquesne proposes to amortize the remaining
$42.1 million of deferred rate synchronization costs over a ten-year period. Finally, Duquesne proposes to contribute $.5 million annually to a supplemental low-income customer assistance program. This bill payment program, which is also subject to PUC approval, will be designed to provide financial assistance to low-income electric customers.

     The PUC is currently reviewing Duquesne's amended petition.

Competition

     The electric utility industry is undergoing fundamental change in response to the open transmission access and increased availability of energy alternatives fostered by the National Energy Policy Act of 1992 (NEPA), which has served to increase competition in the industry. Previously captive customers are seeking freedom to choose alternative suppliers of energy. These competitive pressures require utilities to offer competitive pricing and terms to retain customers and to develop new markets for the optimal utilization of their generation capacity.

     In Pennsylvania, the PUC currently is conducting an investigation concerning regulatory reform and has indicated an intention to issue a report to the governor and the Pennsylvania General Assembly by June 1996. The PUC staff issued an interim report in August 1995 that recommended that retail wheeling not be implemented at that time because of concerns that retail wheeling would benefit large industrials at the expense of smaller customers and utility shareholders, who would absorb the costs of stranded investments, and that service reliability could be impaired. The report concludes that performance-based ratemaking, wholesale competition and utility cost cutting could provide the benefits of retail wheeling without the attendant disruptions. Duquesne cannot predict whether the PUC will adopt the recommendations of this interim report. In addition, legislation related to retail customer choice recently was introduced in the state legislature. Duquesne cannot predict what legislation, if any, may ultimately be enacted.

     At the national level, on April 24, 1996, the FERC issued two related final rules that address the terms on which electric utilities will be required to provide wholesale suppliers of electric energy with nondiscriminatory access to the utility's wholesale transmission system. The first rule, Order No.
888, addresses both open access and stranded cost issues. Each public utility that owns, controls or operates interstate transmission facilities is required to file within sixty days from May 10, 1996, the date of publication of the order in the Federal Register, a tariff that offers unbundled transmission services containing non-rate terms that conform to the FERC's Order No. 888 pro forma tariff and to propose rates for these services. The rules indicate FERC's willingness to defer to state regulators with respect to retail access, recovery of retail stranded costs and the scope of state regulatory jurisdiction.

     Order No. 888 also provides for full recovery of those costs that were prudently incurred to serve wholesale (and retail-turned wholesale) customers that subsequently leave a utility's system. These costs will be recovered from the departing customers. However, the FERC will not be the forum for recovery of stranded costs arising when retail customers leave a utility's system, even if their new suppliers rely on FERC-jurisdiction transmission services, unless state regulators lack authority under state law to provide for recovery.

     The second rule, Order No. 889, is the Open Access Same Time Information rule (OASIS). This rule prohibits transmission owners and their affiliates from gaining preferential access to information concerning transmission and establishes a code of conduct to ensure the complete separation of a utility's wholesale power marketing and transmission operation functions.

     Finally, the FERC simultaneously issued a new NOPR on Capacity
Reservation Open Access Transmission Tariffs ("CRT"), which would require all market participants to reserve firm capacity rights between designated receipt and delivery points. If adopted, the CRT would replace the open access pro forma tariff implemented in Order No. 888.

    Duquesne is aware of the foregoing state and federal regulatory and business uncertainties, and is attempting to position itself to operate in a more competitive environment. Because of Duquesne's current electric generating configuration, some of its baseload capacity is used less than optimally. Duquesne is currently considering ways to align its generating capabilities more closely with customer demand. Its current rate structure allows some flexibility in setting rates to retain its customer base and attract new business. In addition, although currently sales to wholesale customers do not account for a significant portion of Duquesne's revenues, open access transmission offers Duquesne the opportunity to sell power on a market basis to customers outside of its service territory. Duquesne is currently evaluating the impact of the FERC's recent action on its transmission access filings currently before the FERC.
(See "Transmission Access" discussion on page 17.)

     Open access transmission requirements implicitly create the potential for stranded costs. Duquesne has implemented, and will continue to evaluate, the accelerated depreciation of its generating assets as one method to guard against the competitive risks of stranded investments. The FERC Order No. 888 provides for stranded cost recovery from wholesale customers, but the details of implementation remain unclear. Recovery of retail stranded costs, if any, will be determined at the state level when retail wheeling is addressed. The amended petition for the sale of Duquesne's ownership interest in the Ft. Martin Power Station currently before the PUC proposes an annual increase of $25 million for three years in depreciation and amortization expense related to Duquesne's nuclear investment. This amended petition also proposes to record a one-time write-down in the value of Duquesne's nuclear plant investment of approximately $130 million and to increase by $5 million the annual contribution to Duquesne's nuclear plant decommissioning funds, for a total of $25 million in contributions over the next five years. Finally, the amended petition proposes the recognition of $51.1 million of deferred rate synchronization costs over a ten-year period. (See "Sale of Ft. Martin" discussion on page 14.) These current and proposed accelerated investment cost recovery measures will be absorbed by Duquesne without an increase in base rates. Although Duquesne believes the initiatives proposed in the amended petition will enable it to maintain and expand its existing customer base, if the proposal is approved, Duquesne could face the risk of reduced rates of return if unforeseen costs arise and if revenues from sales prove inadequate to fund those costs.

     Duquesne believes that these and similar strategies will strengthen its position to succeed in a more competitive environment by eliminating the need to charge its electric utility customers in the future for these currently recognized expenses. At this time, however, there is no assurance as to the extent to which Company initiatives can or will ultimately eliminate regulatory and other uncertainties associated with increased competition.

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

      Duquesne is currently evaluating the impact of FERC actions (previously discussed in "Competition") on these proceedings. Duquesne cannot predict the final outcome of these proceedings.


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

     The proposed sale of Duquesne's ownership interest in the Ft. Martin Power Station demonstrates Duquesne's ongoing efforts to optimize the utilization of generation resources. (See "Sale of Ft. Martin" discussion on page 14.) The sale is expected to reduce power production costs by employing a cost-effective source of peaking capacity through enhanced reliability of the simple cycle units at BI. Implementation of the proposed plan will better align Duquesne's generating capabilities with its native load requirements.


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


                         ------------------------------

Except for historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q, are forward-looking statements that involve risks and uncertainties including, but not limited to, economic, competitive, governmental and technological factors affecting Duquesne's operations, markets, products, services and prices, and other factors discussed in Duquesne's filings with the Securities and Exchange Commission.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

         a. In lieu of an Annual Meeting, Duquesne's sole stockholder, DQE (the owner of all 10 outstanding shares of Duquesne's common stock), elected directors of Duquesne through a Unanimous Consent of Stockholders executed on April 23, 1996.

         b. The directors elected pursuant to the Unanimous Consent and whose terms will expire in 1999 were:

                    Sigo Falk
                    Eric W. Springer
                    Wesley W. von Schack

              The directors whose terms continue until 1998 are:

                    Doreen E. Boyce
                    David D. Marshall
                    Robert Mehrabian

              The directors whose terms continue until 1997 are:

                    Daniel Berg
                    Robert P. Bozzone
                    William H. Knoell
                    Thomas J. Murrin

         c. The only other matter addressed by the Board of Directors in the Unanimous Consent was the ratification of the appointment of Deloitte & Touche LLP as independent public accountants to audit the books of Duquesne for the year ending December 31, 1996.

Item 6.  Exhibits and Reports on Form 8-K.

         a.   Exhibits:

              EXHIBIT 12.1 - Calculation of Ratio of Earnings to Fixed Charges.

              EXHIBIT 12.2 - Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred and Preference Dividend Requirements.

              EXHIBIT 27.1 - Financial Data Schedule.

         b. No Current Report on Form 8-K was filed during the three months ended March 31, 1996.

              A Report on Form 8-K was filed on May 13, 1996:

              (1)   May 13, 1996 - The following event was reported:

                    Item 7. Exhibit 12.2 - Statement re: Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred and Preference Stock Dividend Requirements

              No financial statements were filed with this report.

                        ------------------------------

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant identified below has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                DUQUESNE LIGHT COMPANY
                                                ----------------------
                                                     (Registrant)



Date         May 15, 1996                         /s/Gary L. Schwass
       ----------------------------       ----------------------------------
                                                      (Signature)
                                                    Gary L. Schwass
                                               Senior Vice President and
                                              Principal Financial Officer



Date         May 15, 1996                        /s/ Deborrah E. Beck
       ----------------------------       ----------------------------------
                                                      (Signature)
                                                   Deborrah E. Beck
                                                    Controller and
                                             Principal Accounting Officer