Form 10-Q
period 1996-06-30
DUQUESNE LIGHT CO
filed 1996-08-14
CIK 30573

                                                                   [CONFORMED]

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended June 30, 1996
                                     -------------

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

DQE is the holder of all shares of common stock, $1 par value, of Duquesne Light Company consisting of 10 shares as of June 30, 1996 and July 31, 1996.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                             DUQUESNE LIGHT COMPANY
                   CONDENSED STATEMENT OF CONSOLIDATED INCOME
                             (Thousands of Dollars)
                                  (Unaudited)

                                          Three Months Ended    Six Months Ended
                                               June 30,             June 30,
                                          -------------------  -------------------
                                            1996      1995       1996      1995
                                          --------  ---------  --------  ---------
Operating Revenues
  Sales of electricity:
    Customers - net                       $260,186  $252,750   $526,769  $517,290
    Utilities                               15,077    12,027     31,042    24,516
                                          --------  --------   --------  --------
  Total sales of electricity               275,263   264,777    557,811   541,806
  Other                                      9,259     9,892     17,568    19,479
                                          --------  --------   --------  --------
    Total Operating Revenues               284,522   274,669    575,379   561,285
                                          --------  --------   --------  --------

Operating Expenses
  Fuel and purchased power                  58,695    52,825    117,860   107,925
  Other operating                           63,791    63,910    124,721   126,136
  Maintenance                               18,864    21,029     39,368    39,859
  Depreciation and amortization             54,837    49,122    110,855    97,077
  Taxes other than income taxes             20,552    20,384     42,258    41,707
  Income taxes                              17,622    11,694     35,572    35,334
                                          --------  --------   --------  --------
    Total Operating Expenses               234,361   218,964    470,634   448,038
                                          --------  --------   --------  --------

OPERATING INCOME                            50,161    55,705    104,745   113,247
                                          --------  --------   --------  --------
Other Income and (Deductions)
  Interest and dividend income               2,427     2,014      4,149     4,108
  Income taxes                               1,075      (726)     1,986    (1,008)
  Other - net                                2,741       (62)     5,226    (1,183)
                                          --------  --------   --------  --------
    Total Other Income and (Deductions)      6,243     1,226     11,361     1,917
                                          --------  --------   --------  --------
INCOME BEFORE INTEREST AND
  OTHER CHARGES                             56,404    56,931    116,106   115,164

INTEREST CHARGES                            22,193    24,490     45,146    49,352

MONTHLY INCOME PREFERRED
    SECURITIES DIVIDEND
    REQUIREMENTS                             1,640         -      1,640         -
                                          --------  --------   --------  --------


NET INCOME                                  32,571    32,441     69,320    65,812

DIVIDENDS ON PREFERRED AND
  PREFERENCE STOCK                           1,014     1,483      2,032     2,968
                                          --------  --------   --------  --------

EARNINGS FOR COMMON STOCK                 $ 31,557  $ 30,958   $ 67,288  $ 62,844
                                          ========  ========   ========  ========

See notes to condensed consolidated financial statements.

                             DUQUESNE LIGHT COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)
                                  (Unaudited)

                                            June 30,    December 31,
                                              1996          1995
                                          ------------  -------------
ASSETS
Property, plant and equipment             $ 4,640,743    $ 4,652,010
Less:  Accumulated depreciation and
 amortization                              (1,715,726)    (1,673,107)
                                          -----------    -----------
    Property, plant and equipment - net     2,925,017      2,978,903
                                          -----------    -----------
Long-term investments:
  Investment in DQE Common Stock               57,799         66,757
  Other investments                           102,066        102,648
                                          -----------    -----------
    Total long-term investments               159,865        169,405
                                          -----------    -----------
Current assets:
  Cash and temporary cash investments         116,275          2,490
  Receivables                                 115,007        113,184
  Other current assets, principally
   material and supplies                      117,281         86,707
                                          -----------    -----------
    Total current assets                      348,563        202,381
                                          -----------    -----------
Other non-current assets:
  Regulatory assets                           650,350        671,928
  Other                                        46,933         45,048
                                          -----------    -----------
    Total other non-current assets            697,283        716,976
                                          -----------    -----------
        TOTAL ASSETS                      $ 4,130,728    $ 4,067,665
                                          ===========    ===========
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock - $1 par value (shares -
   90,000,000 authorized; 10 issued)      $      -       $      -
  Capital surplus                             825,747        837,265
  Retained earnings                           290,894        294,069
                                          -----------    -----------
    Total common stockholders' equity       1,116,641      1,131,334
                                          -----------    -----------
  Non-redeemable preferred stock               63,608         63,608
  Non-redeemable Monthly Income
   Preferred Securities                       150,000          -
  Non-redeemable preference stock              29,241         29,615
                                          -----------    -----------
    Total preferred and preference
     stock before deferred employee
     stock ownership plan (ESOP) benefit
     (involuntary liquidation values of
     $242,711 and $93,086 exceed par by
     $28,417 and $28,781, respectively)       242,849         93,223
  Deferred ESOP benefit                       (20,841)       (22,257)
                                          -----------    -----------
    Total preferred and preference stock      222,008         70,966
                                          -----------    -----------
  Long-term debt                            1,322,545      1,322,531
                                          -----------    -----------
    Total capitalization                    2,661,194      2,524,831
                                          -----------    -----------
Obligations under capital leases               31,866         34,546
                                          -----------    -----------
Current liabilities:
  Current maturities and sinking fund
   requirements                                23,616         71,051
  Accounts payable                             67,826         76,435
  Accrued liabilities                          56,287         53,930
  Dividends declared                           37,454         37,015
  Other                                         9,429          9,191
                                          -----------    -----------
    Total current liabilities                 194,612        247,622
                                          -----------    -----------
Deferred income taxes - net                   808,788        805,996
                                          -----------    -----------
Deferred investment tax credits               104,645        115,760
                                          -----------    -----------
Deferred income                               150,995        162,916
                                          -----------    -----------
Other                                         178,628        175,994
                                          -----------    -----------
Commitments and contingencies (Note 4)
                                          -----------    -----------
        TOTAL CAPITALIZATION AND
         LIABILITIES                      $ 4,130,728    $ 4,067,665
                                          ===========    ===========

See notes to condensed consolidated financial statements.

                             DUQUESNE LIGHT COMPANY
                 CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                             (Thousands of Dollars)
                                  (Unaudited)


                                           Six Months Ended
                                               June 30,
                                               --------
                                            1996        1995
                                          --------   ---------
Cash Flows from Operating Activities
 Operations                               $160,830   $ 157,633
 Changes in working capital other than
  cash                                     (37,972)     10,797
 Other - net                                12,877       5,920
                                          --------   ---------
  Net Cash Provided by Operating
   Activities                              135,735     174,350
                                          --------   ---------

Cash Flows Used in Investing Activities
 Construction expenditures                 (32,256)    (32,454)
 Long-term investments - net                 1,124      (1,430)
 Other - net                                (1,728)     (2,302)
                                          --------   ---------
  Net Cash Used in Investing Activities    (32,860)    (36,186)
                                          --------   ---------

Cash Flows Provided by (Used in)
 Financing Activities
 Issuance (redemption) of preferred and
  preference stock                         150,000        (111)
 Dividends on capital stock                (73,032)    (66,216)
 Reductions of long-term obligations -
  net                                      (58,668)    (60,627)
 Other - net                                (7,390)     (4,100)
                                          --------   ---------
  Net Cash Provided by (Used in)
   Financing Activities                     10,910    (131,054)
                                          --------   ---------
Net increase in cash and temporary cash
 investments                               113,785       7,110
Cash and temporary cash investments at
 beginning of period                         2,490      15,904
                                          --------   ---------
Cash and temporary cash investments at
 end of period                            $116,275   $  23,014
                                          ========   =========


See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Except for historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties including, but not limited to, economic, competitive, governmental and technological factors affecting Duquesne Light Company's (Duquesne's) operations, markets, products, services and prices, and other factors discussed in Duquesne's filings with the Securities and Exchange Commission (SEC).


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

   In the opinion of management, the unaudited condensed consolidated financial statements included in this report reflect all adjustments that are necessary for a fair presentation of the results of interim periods and are normal, recurring adjustments. Prior-period financial statements were reclassified to conform with the 1996 presentation.

   These statements should be read with the financial statements and notes included in the Annual Report on Form 10-K, filed with the SEC for the year ended December 31, 1995. The results of operations for the three and six months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may also be affected by the estimates and assumptions management is required to make. Actual results could differ from those estimates.

   Duquesne is subject to the accounting and reporting requirements of the SEC. In addition, Duquesne's operations are subject to the regulation of the Pennsylvania Public Utility Commission (PUC) and the Federal Energy Regulatory Commission (FERC). As a result, the consolidated financial statements contain regulatory assets and liabilities in accordance with Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71), and reflect the effects of the ratemaking process. Such effects concern mainly the time at which various items enter into the determination of net income in accordance with the principle of matching costs and revenues. (See "Rate Matters," Note 3, on page 6.)

   Duquesne's other investments include certain investments in marketable securities. In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, these investments are classified as available-for-sale and are stated at market value. The amounts of unrealized holding gains on investments at June 30, 1996 and December 31, 1995, are $16.0 million and $22.8 million, respectively. Reduced for deferred income taxes, net unrealized holding gains on investments are $9.4 million and $13.4 million at June 30, 1996 and December 31, 1995, respectively.


2.   RECEIVABLES

Components of receivables for the periods indicated are as follows:


                                          June 30,   June 30,    December 31,
                                            1996       1995         1995
                                           (Amounts in Thousands of Dollars)
- ----------------------------------------------------------------------------
Direct customer accounts receivable       $105,199   $ 93,453    $103,821
Other utility receivables                   14,611     18,934      22,441
Other receivables                           15,884     26,207      11,842
     Less:  Allowance for uncollectible
      accounts                             (20,687)   (16,461)    (17,920)
- ----------------------------------------------------------------------------
Receivables less allowance for
 uncollectible accounts                    115,007    122,133     120,184
     Less:  receivables sold                     -    (26,000)     (7,000)
- ----------------------------------------------------------------------------
       Total Receivables                  $115,007   $ 96,133    $113,184
===========================================================================

  Duquesne and an unaffiliated corporation have an agreement that entitles Duquesne to sell, and the corporation to purchase, on an ongoing basis, up to $50.0 million of accounts receivable. At June 30, 1996, Duquesne had no receivables sold to the unaffiliated corporation. At December 31, 1995 and June 30, 1995, Duquesne had sold $7.0 million and $26.0 million of receivables to the unaffiliated corporation, respectively. The accounts receivable sales agreement, which was recently extended to June 1997, is one of many sources of funds available to Duquesne. Duquesne may attempt to extend the agreement or to replace the facility with a similar arrangement or to eliminate it upon expiration.


3.   RATE MATTERS

   On May 23, 1996, the PUC approved Duquesne's plan for the sale of its ownership interest in the Ft. Martin Power Station. In accordance with this PUC order, Duquesne will not increase its base rates for a five-year period through the year 2000. In addition, Duquesne will record a five-year annual $5.0 million credit to the Energy Cost Rate Adjustment Clause (ECR) and cap energy costs beginning April 1, 1997, through the remainder of the plan period. (See "Ft. Martin Plan" discussion on page 8.)


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

   The components of regulatory assets for the periods presented are as follows:

                                                June 30,         December 31,
                                                  1996               1995
                                            (Amounts in Thousands of Dollars)
- -----------------------------------------------------------------------------
Regulatory tax receivable                       $407,787             $414,543
Unamortized debt costs (a)                        96,013               98,776
Deferred rate synchronization costs
 (see below)                                      42,149               51,149
Beaver Valley Unit 2 sale/leaseback
 premium (b)                                      30,811               31,564
Deferred employee costs (c)                       28,123               31,218
Extraordinary property loss                          732                8,300
Deferred nuclear maintenance outage
 costs                                            16,569                6,776
DOE decontamination and decommissioning
 receivable                                       10,235               10,687
Deferred coal costs                               12,233               12,753
Other                                              5,698                6,162
- -----------------------------------------------------------------------------
     Total Regulatory Assets                    $650,350             $671,928
=============================================================================

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

   With respect to the financial statement presentation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, Duquesne reflects the amortization of the regulatory tax receivable resulting from reversals of deferred taxes as depreciation and amortization expense. Reversals of accumulated deferred income taxes - net are included in income taxes.


Deferred Rate Synchronization Costs

   In 1987, the PUC approved Duquesne's petition to defer initial operating and other costs of Perry Unit 1 and Beaver Valley Unit 2 (BV Unit 2). Duquesne deferred the costs incurred from the date the units went into commercial operation until the date a rate order was issued. In its rate order, the PUC postponed ruling on whether these costs would be recoverable from Duquesne's customers. Duquesne is not earning a return on the deferred costs.

   In accordance with the recent PUC order approving Duquesne's plan for the sale of its ownership interest in the Ft. Martin Power Station, Duquesne has charged off $9.0 million related to the depreciation portion of deferred rate synchronization costs. Duquesne's approved plan also provides for the amortization of the remaining $42.1 million of deferred rate synchronization costs over a ten-year period. (See "Ft. Martin Plan" discussion on page 8.)

Property Held for Future Use

   In 1986, the PUC approved Duquesne's request to remove Phillips Power Station (Phillips) and a portion of Brunot Island Power Station (BI) from service and from rate base. Duquesne expects to recover its net investment in these plants through future electricity sales. Duquesne believes its investment in these plants will be necessary in order to meet future business needs outlined in Duquesne's plans for optimizing generation resources. If business opportunities do not develop as expected, Duquesne will consider the sale of these assets. In the event that market demand, transmission access or rate recovery do not support the utilization or sale of the plants, Duquesne may have to write off part or all of these costs. A portion of the proceeds of the sale of the Ft. Martin Power Station is expected to be used to finance reliability enhancements to BI combustion turbines, allowing the reutilization of the facilities. The reliability enhancements are contingent on the projects meeting a least-cost test versus other potential sources of peaking capacity. (See "Ft. Martin Plan" discussion below.) At June 30, 1996, Duquesne's net investment in Phillips and BI held for future use was $78.3 million and $44.9 million, respectively.


Ft. Martin Plan

  On May 23, 1996, the PUC approved the sale of Duquesne's ownership interest in the Ft. Martin Power Station and a plan to be financed in part by the proceeds of the Ft. Martin transaction. Under the plan, Duquesne will not increase its base rates for a period of five years through the year 2000. In addition, Duquesne will record a one-time reduction of approximately $130.0 million in the value of Duquesne's nuclear plant investment. The proceeds from the sale are expected to be used to finance reliability enhancements to the BI combustion turbines, to retire debt and to reduce equity. The approved plan also provides for an annual increase of $25.0 million for three years in depreciation and amortization expense related to Duquesne's nuclear investment, as well as additional annual contributions to its nuclear plant decommissioning funds of $5.0 million, without any increase in existing electric rates. Also, Duquesne will record an annual $5.0 million credit to the ECR during the plan period to compensate Duquesne's customers for the lost profits from any reduced short-term power sales foregone by the sale of its ownership interest in the Ft. Martin Power Station. In addition to the annual credit of $5.0 million to the ECR, Duquesne will cap energy costs beginning April 1, 1997, through the remainder of the plan period, at a historical five-year average of 1.47 cents per kilowatt hour. In accordance with the approved plan, Duquesne has charged off $9.0 million related to the depreciation portion of the $51.1 million of deferred rate synchronization costs associated with BV Unit 2 and Perry Unit 1. Upon final transfer of its ownership interest in the Ft. Martin Power Station, Duquesne will amortize the remaining $42.1 million of deferred rate synchronization costs over a ten-year period. Finally, Duquesne's approved plan also provides for annual assistance of $0.5 million to low-income customers.


4.   COMMITMENTS AND CONTINGENCIES

Construction

   Duquesne estimates that it will spend, excluding the Allowance for Funds Used During Construction (AFC) and nuclear fuel, approximately $90.0 million on construction during 1996. This estimate also excludes any potential expenditures for the reliability enhancements to the BI combustion turbines. (See "Ft. Martin Plan" discussion, Note 3, above.)

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

   Based on site-specific studies finalized in 1992 for BV Unit 2, and in 1994 for BV Unit 1 and Perry Unit 1, Duquesne's share of the total estimated decommissioning costs, including removal and decontamination costs, currently being used to determine Duquesne's cost of service, is $122.0 million for BV Unit 1, $35.0 million for BV Unit 2, and $67.0 million for Perry Unit 1.

   In conjunction with an August 18, 1994, PUC Accounting Order, Duquesne has increased the annual contribution to its decommissioning trusts by approximately $2.0 million, to bring the total annual funding to approximately $4.0 million per year. On July 18, the PUC issued a Proposed Policy Statement Regarding Nuclear Decommissioning Cost Estimation and Cost Recovery for the purpose of obtaining comments from the public. The proposed policy includes guidelines for a site-specific study to estimate the cost of decommissioning. These studies need to be performed at least every five years addressing radiological and non-radiological costs and include a contingency factor of not more than 10 percent. Under the proposed policy annual decommissioning funding levels are based on an annuity calculation recognizing inflation in the cost estimates and earnings on fund assets. Utilities will be permitted to update their annual decommissioning trust fund payments through accounting petitions, a change in base rates, or a non-earnings related change in base rates under the proposed policy. With respect to transition to a competitive generation market, the proposed policy recommends utilities include a plan to mitigate any shortfall in decommissioning trust fund payments for the life of the facility with any future decommissioning filings. The PUC recently approved Duquesne's plan for the sale of its ownership interest in the Ft. Martin Power Station, which provides for additional annual contributions to its nuclear decommissioning funds of $5.0 million without any increase in existing electric utility rates, which is intended to achieve this mitigation objective. (See "Ft. Martin Plan" discussion, Note 3, on page 8.)

   Duquesne records decommissioning expense under the category of depreciation and amortization and accrues a liability equal to that amount for nuclear decommissioning expense. Such nuclear decommissioning funds are deposited in external, segregated trust accounts. The funds are invested in a portfolio of municipal bonds, certificates of deposit and United States government securities having a weighted average duration of four to seven years. Trust fund earnings increase the fund balance and the recorded liability. The market value of the aggregate trust fund balances at June 30, 1996, totaled approximately $30.2 million. On Duquesne's consolidated balance sheet, the decommissioning trusts have been reflected in long-term investments, and the related liability has been recorded as other non-current liabilities.

    Nuclear Insurance. The Price-Anderson Amendments to the Atomic Energy Act of 1954 limit public liability from a single incident at a nuclear plant to $8.9 billion. The maximum available private primary insurance of $200.0 million has been purchased by Duquesne. Additional protection of $8.7 billion would be provided by an assessment of up to $79.3 million per incident on each nuclear unit in the United States. Duquesne's maximum total assessment, $59.5 million, which is based on its ownership or leasehold interests in three nuclear generating units, would be limited to a maximum of $7.5 million per incident per year. This assessment is subject to indexing for inflation and may be subject to state premium taxes. If funds prove insufficient to pay claims, the United States Congress could impose other revenue-raising measures on the nuclear industry.

    Duquesne's share of property damage, decommissioning and decontamination liability provides $1.2 billion of insurance coverage. Duquesne would be responsible for its share of any damages in excess of insurance coverage. In addition, if the property damage reserves of Nuclear Electric Insurance Limited
(NEIL), an industry mutual insurance company that provides a portion of this coverage, are inadequate to cover claims arising from an incident at any United

States nuclear site covered by that insurer, Duquesne could be assessed retrospective premiums totaling a maximum of $10.9 million.

    In addition, Duquesne participates in a NEIL program that provides insurance for the increased cost of generation and/or purchased power resulting from an accidental outage of a nuclear unit. The coverage provides for 100 percent of the estimated incremental costs per week during the 52-week period starting 21 weeks after an accident and 80 percent of such estimate per week for the following 104 weeks with no coverage thereafter. If NEIL's losses for this program ever exceed its reserves, Duquesne could be assessed retrospective premiums totaling a maximum of $3.5 million.

   Beaver Valley Power Station (BVPS) Steam Generators. BVPS's two units are equipped with steam generators designed and built by Westinghouse Electric Corporation (Westinghouse). Similar to other Westinghouse nuclear plants, outside diameter stress corrosion cracking (ODSCC) has occurred in the steam generator tubes of both units. BV Unit 1, which was placed in service in 1976, has removed approximately 15 percent of its steam generator tubes from service through a process called plugging. However, BV Unit 1 continues to operate at 100 percent reactor power and has the ability to return tubes to service by repairing them through a process called sleeving. To date, no tubes at either BV Unit 1 or BV Unit 2 have been sleeved. BV Unit 2, which was placed in service eleven years after BV Unit 1, has not yet exhibited the degree of ODSCC experienced at BV Unit 1. Less than 2 percent of BV Unit 2's tubes are plugged; however, it is too early in the life of the unit to determine the extent to which ODSCC may become a problem.

   Duquesne has undertaken certain measures, such as increased inspections, water chemistry control and tube plugging, to minimize the operational impact of and to reduce susceptibility to ODSCC. Although Duquesne has taken these steps to allay the effects of ODSCC, the inherent potential for future ODSCC in steam generator tubes of the Westinghouse design still exists. Material acceleration in the rate of ODSCC could lead to a loss of plant efficiency, significant repairs or the possible replacement of BV Unit 1's steam generators. The total replacement cost of BV Unit 1's steam generators is currently estimated at approximately $125.0 million. Duquesne would be responsible for $59.0 million of this total, which includes the cost of equipment removal and replacement, but excludes replacement power costs. The earliest that BV Unit 1's steam generators could be replaced is 1999.

   BV Unit 1 completed its 11th refueling outage on May 11, 1996. The outage lasted 49 days and was the shortest refueling outage in the history of the unit. During the outage, various inspections of the unit's steam generators were made, including examinations using a new "Plus Point" probe. Use of the probe found fewer defects than expected at the top of the steam generators' tube sheets. In addition, Duquesne returned to service tubes that had previously been plugged. Following the refueling outage, 85 percent of the steam generator tubes were in service, approximately 1 percent more than at the beginning of the outage. BV Unit 2's 6th refueling outage is scheduled to begin on August 30, 1996.

   Duquesne continues to explore all viable means of managing ODSCC, including new repair technologies, and plans to perform 100 percent tube inspections at each unit during future refueling outages. Duquesne will continue to monitor and evaluate the condition of the BVPS steam generators.

   Spent Nuclear Fuel Disposal. The Nuclear Waste Policy Act of 1982 established a policy for handling and disposing of spent nuclear fuel and a policy requiring the established final repository to accept spent fuel.
Electric utility companies have entered into contracts with the Department of Energy (DOE) for the permanent disposal of spent nuclear fuel and high-level radioactive waste in compliance with this legislation. The DOE has indicated that its repository under these contracts will not be available for acceptance of spent fuel before 2010 at the earliest. On July 23, 1996, the U. S. Court of Appeals for the District of Columbia Circuit, in response to a suit brought by 25 electric utilities and 18 states and state agencies, unanimously ruled that the

DOE has a legal obligation to begin taking spent fuel by January 31, 1998.
The DOE has not yet established an interim or permanent storage facility, and it is uncertain whether the DOE will be able to accept spent nuclear fuel by January 31, 1998. Further, Congress is considering amendments to the Nuclear Waste Policy Act of 1982 that could give the DOE authority to proceed with the development of a federal interim storage facility. In the event the DOE does not begin accepting fuel, existing on-site fuel storage capacities at BV Unit 1, BV Unit 2 and Perry Unit 1 are expected to be sufficient until 2016, 2010 and 2011, respectively.

   Uranium Enrichment Decontamination and Decommissioning Fund. Nuclear reactor licensees in the United States are assessed annually for the decontamination and decommissioning of DOE uranium enrichment facilities. Assessments are based on the amount of uranium a utility had processed for enrichment prior to enactment of the National Energy Policy Act of 1992 (NEPA) and are to be paid by such utilities over a 15-year period. At June 30, 1996, Duquesne's liability for contributions was approximately $9.9 million (subject to an inflation adjustment). Contributions, when made, are recovered from customers through the ECR.


Guarantees

   Duquesne and the owners of Bruce Mansfield Power Station have guaranteed certain debt and lease obligations related to a coal supply contract for the Bruce Mansfield plant. At June 30, 1996, Duquesne's share of these guarantees was $21.1 million. The prices paid for the coal by the companies under this contract are expected to be sufficient to meet debt and lease obligations to be satisfied in the year 2000. The minimum future payments to be made by Duquesne solely in relation to these obligations total $23.1 million at June 30, 1996.


Residual Waste Management Regulations

   In 1992, the Pennsylvania Department of Environmental Protection (DEP) issued Residual Waste Management Regulations governing the generation and management of non-hazardous residual waste, such as coal ash. Duquesne is assessing the sites it utilizes and has developed compliance strategies that are now under review by the DEP. Capital compliance costs of $3.0 million were incurred by Duquesne in 1995 to comply with these DEP regulations; on the basis of information currently available, an additional $2.5 million will be incurred in 1996. The expected additional capital cost of compliance through the year 2000 is estimated, based on current information, to be approximately $25.0 million. This estimate is subject to the results of ground water assessments and DEP final approval of compliance plans.


Other

  Duquesne is involved in various other legal proceedings and environmental matters. Duquesne believes that such proceedings and matters, in total, will not have a materially adverse effect on its financial position, results of operations or cash flows.


                         ______________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part I, Item 2 of this Quarterly Report on Form 10-Q (Report) should be read in conjunction with Duquesne's Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended December 31, 1995 and Duquesne's condensed consolidated financial statements, which are set forth on pages 2 through 11 in Part I, Item 1 of this Report.


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

   Duquesne provides electric service to customers in Allegheny County, including the City of Pittsburgh, and Beaver County. This represents approximately 800 square miles in southwestern Pennsylvania, located within a 500-mile radius of one-half of the population of the United States and Canada. The population of the area served by Duquesne, based on 1990 census data, is approximately 1,510,000, of whom 370,000 reside in the City of Pittsburgh. In addition to serving approximately 580,000 direct customers, Duquesne also sells electricity to other utilities.


Regulation

   Duquesne's operations are subject to regulation by the Pennsylvania Public Utility Commission (PUC), as well as to regulation by the Federal Energy Regulatory Commission (FERC) under the Federal Power Act with respect to rates for interstate sales, transmission of electric power, accounting and other matters.

   Duquesne's operations are also subject to regulation by the Nuclear Regulatory Commission (NRC) under the Atomic Energy Act of 1954, as amended, with respect to the operation of its jointly owned/leased nuclear power plants, Beaver Valley Unit 1 (BV Unit 1), Beaver Valley Unit 2 (BV Unit 2) and Perry Unit 1. Duquesne is also subject to the accounting and reporting requirements of the Securities and Exchange Commission (SEC).

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

   Duquesne's operations currently satisfy the SFAS No. 71 criteria. However, a company's utility operations or a portion of such operations could cease to meet these criteria for various reasons, including a change in the PUC or the FERC regulations. (See "Competition" discussion on page 16.) Should Duquesne's operations cease to meet the SFAS No. 71 criteria, Duquesne would be required to write off any regulatory assets or liabilities for those operations that no longer meet these requirements. Management will continue to evaluate significant changes in the regulatory and competitive environment in order to assess Duquesne's overall consistency with the criteria of SFAS No. 71.

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

   In the near term, weather conditions and the overall level of business activity in Duquesne's geographic area are expected to continue to be the primary factors affecting sales of electricity to customers. In the long-term, Duquesne's electric sales may also be affected by increased competition in the electric utility industry. (See "Competition" discussion on page 16.)


Operating Revenues

  Total operating revenues increased $9.9 million during the second quarter of 1996 as compared to the second quarter of 1995, due to higher sales of electricity. Warmer May 1996 temperatures, compared to 1995, resulted in higher direct customer revenues from residential and commercial customers of 6.1 percent and 2.9 percent, respectively. May 1996 temperatures also resulted in greater demand for electricity from other utilities. Revenue from sales of electricity to other utilities increased $3.1 million in the second quarter of 1996 when compared to the corresponding quarter of 1995. Total operating revenues increased $14.1 million during the first six months of 1996 as compared to the first six months of 1995, also due to greater sales of electricity. Direct customer revenues from residential and commercial customers during the first six months of 1996 were 4.4% and 1.3% higher than for the same period of 1995 due to colder winter and warmer May temperatures. Revenues from sales of electricity to other utilities increased $6.5 million for the first six months of 1996 as compared to the same period in 1995. Scheduled outages at BV Unit 2 and Elrama Power Station, as well as a forced outage at Ft. Martin Power Station, reduced generation available for sales to other utilities during the first six months of 1995.

  Other operating revenues declined $0.6 million when comparing the second quarter of 1996 and 1995 and declined $1.9 million when comparing the first six months of 1996 and 1995. The reduction in 1996 other operating revenues reflects the shorter Beaver Valley Power Station refueling outage activity when compared to the first two quarters of 1995. The record 49-day outage at BV Unit 1 and the absence of a BV Unit 2 outage during 1996 resulted in lower billings to the other joint owners for administrative and general costs during the first six months of the current year.


Operating Expenses

  Total operating expenses increased $15.4 million and $22.6 million during the second quarter of 1996 and the first six months of 1996 as compared to the same periods in 1995, respectively.

  Fuel and purchased power expense was $5.9 million greater in the second quarter of 1996 when compared to the second quarter of 1995 and $9.9 million greater in the first six months of 1996 when compared to the first six months of 1995. These increases in fuel and purchased power expense are consistent with the 1996 increase in electric sales volume.

  Other operating expenses for the second quarter of 1996 were consistent with the second quarter of 1995. In the first six months of 1996 other operating expenses decreased by $1.4 million as compared to the first six months of 1995 because the scheduled refueling outage at Perry Unit 1 resulted in a shift from other operating expense to maintenance expense as labor resources normally applied to operations were shifted to plant maintenance during the first quarter of 1996.

  Maintenance expenses decreased $2.2 million when comparing the second quarter of 1996 and 1995 due to fewer fossil station outages in 1996. Maintenance expenses incurred during the first six months of 1996 were comparable to the first six months of 1995.

  Depreciation and amortization expense increased $5.7 million and $13.8 million for the second quarter of 1996 and the first six months of 1996, as compared to the same periods in 1995, respectively. Duquesne charged off $9.0 million for the first six months of 1996 depreciation related to deferred rate synchronization costs in conjunction with the sale of its ownership interest in the Ft. Martin Power Station. Accelerated depreciation of fixed assets also contributed to the 1996 period increases in depreciation and amortization. (See "Ft. Martin Plan" discussion on page 15.)

  Taxes other than income taxes for both periods, the second quarter of 1996 and the first six months of 1996, were comparable to the second quarter of 1995 and the first six months of 1995, respectively.

  Income taxes were $5.9 million greater in the second quarter of 1996 compared to the second quarter of 1995. The increase in income taxes in the second quarter of 1996 is partially attributable to additional taxable income. Income taxes in the second quarter of 1995 were reduced by the amortization of deferred taxes associated with Duquesne's accelerated depreciation of fixed assets and the retroactive effect of a one-time reduction in the Pennsylvania income tax rate. There was little variance in the first six months of 1996 as compared to the first six months of 1995 because income taxes decreased $5.7 million in its first guarter of 1996 when compared to the first quarter of 1995 largely due to reduced operating income and amortization of deferred investment tax credits.


Other Income and (Deductions)

  The respective $5.0 million and $9.4 million increases in the second quarter of 1996 and the first six months of 1996 in total other income and deductions are consistent with income related to long-term investments made since the second quarter of 1995.


Interest Charges

  As the result of retirement and refinancing of long-term debt, interest charges were $2.3 million and $4.2 million lower for the second quarter of 1996 and the first six months of 1996 when compared to the same periods in 1995, respectively.

Monthly Income Preferred Securities Dividend Requirements

  The Monthly Income Preferred Securities Dividend Requirements reflect the payment of $1.6 million in dividends related to the Monthly Income Preferred Securities totaling $150.0 million that were issued on May 14, 1996.


Liquidity, Capital Resources and Investing
- --------------------------------------------------------------------------------

Financing

   Duquesne expects to meet its current obligations and debt maturities through the year 2000 with funds generated from operations and through new financings. At June 30, 1996, Duquesne was in compliance with all of its debt covenants.

   All of Duquesne's First Collateral Trust Bonds have been issued under a mortgage indenture established in April 1992 (the 1992 Indenture). All First Collateral Trust Bonds became first mortgage bonds when Duquesne's 1947 first mortgage bond indenture was retired in the third quarter of 1995 following the maturity of the last bond series issued under the indenture.

    On May 14, 1996, Duquesne Capital L.P., a Delaware special-purpose limited partnership whose sole general partner is Duquesne, issued in aggregate $150.0 million, principal amount of 8-3/8% Cumulative Monthly Income Preferred Securities, Series A, with a stated liquidation value of $25. A portion of the proceeds was used to retire $50.0 million of long-term debt maturing May 15, 1996. Duquesne intends to apply the remaining proceeds to the purchase or redemption of outstanding securities and for general corporate purposes.

    During the second quarter, a $50.0 million accounts receivable sale arrangement was extended to June 25, 1997. Duquesne and an unaffiliated corporation have an agreement that entitles Duquesne to sell, and the corporation to purchase, on an ongoing basis, up to $50.0 million of accounts receivable. Duquesne may attempt to extend the agreement or to replace the facility with a similar one or to eliminate it upon expiration.


Investing

   Duquesne's long-term investments consist of its holdings of DQE common stock, investments in affordable housing, leasehold and other investments, and Duquesne's nuclear decommissioning trusts. Duquesne invested $1.2 million and $3.1 million in affordable housing funds during the six months ended June 30, 1996 and 1995, respectively.


Outlook
- --------------------------------------------------------------------------------

Ft. Martin Plan

   On May 23, 1996, the PUC approved the sale of Duquesne's ownership interest in the Ft. Martin Power Station and a plan to be financed in part by the proceeds of the Ft. Martin transaction. Under the approved plan, Duquesne will not increase its base rates for a period of five years through the year 2000. In addition, Duquesne will record a one-time reduction of approximately $130.0 million in the value of Duquesne's nuclear plant investment. The proceeds from the sale are expected to be used to finance reliability enhancements to the Brunot Island Power Station (BI) combustion turbines, to retire debt and to reduce equity. The approved plan also provides for an annual increase of $25.0 million for three years in depreciation and amortization expense related to Duquesne's nuclear investment, as well as additional annual contributions to its nuclear plant decommissioning funds of $5.0 million without any increase in existing electric rates. Also, Duquesne will record an annual $5.0 million credit to the Energy Cost Rate Adjustment Clause (ECR) during the plan period to compensate Duquesne's customers for the lost profits from any reduced short-term power sales foregone by the sale of its ownership interest in the Ft. Martin Power Station. In addition to the annual credit of $5.0 million to the ECR, Duquesne will cap energy costs beginning April 1, 1997, through the remainder of the plan period, at a historical five-year average of 1.47 cents per kilowatt hour. In accordance with the approved plan, Duquesne has charged off $9.0 million related to the depreciation portion of the $51.1 million of deferred rate synchronization costs associated with BV Unit 2 and Perry Unit 1. Upon final transfer of its ownership interest in the Ft. Martin Power Station, Duquesne will amortize the remaining $42.1 million of deferred rate synchronization costs over a ten-year period. Finally, Duquesne's approved plan also provides for annual assistance of $0.5 million to low-income customers.

    Duquesne's regulatory assets include deferred coal costs of $12.2 million and $12.7 million at June 30, 1996 and 1995, respectively. Duquesne believes these deferred costs continue to represent probable future revenues recoverable under all existing energy caps. Duquesne will continue to monitor significant changes in the regulatory and competitive climate that would affect its ability to recover these costs from electric utility customers. (See "Regulation" discussion on page 12.)


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

   At the national level, on April 24, 1996, the FERC issued two related final rules that address the terms on which electric utilities will be required to provide wholesale suppliers of electric energy with non-discriminatory access to the utility's wholesale transmission system. The first rule, Order No. 888, addresses both open access and stranded cost issues. Each public utility that owns, controls or operates interstate transmission facilities was required to file, no later than July 9, 1996, a tariff that offers unbundled transmission services containing non-rate terms that conform to the FERC's Order No. 888 pro forma tariff and to propose rates for these services. Duquesne's tariff was timely filed. Order No. 888 also provides for full recovery of those costs that were prudently incurred to serve wholesale (and retail-turned wholesale) customers that subsequently leave a utility's system. These costs will be recovered from the departing customers. However, the FERC will not be the forum for recovery of stranded costs arising when retail customers leave a utility's system, even if their new suppliers rely on FERC-jurisdiction transmission services, unless state regulators lack authority under state law to provide for recovery. The rule indicates FERC's willingness to defer to state regulators with respect to retail access, recovery of retail stranded costs and the scope of state regulatory jurisdiction.

   The second rule, Order No. 889, is the Open Access Same Time Information rule (OASIS). This rule prohibits transmission owners and their affiliates from gaining preferential access to information concerning transmission and establishes a code of conduct to ensure the complete separation of a utility's wholesale power marketing and transmission operation functions.

   Finally, the FERC simultaneously issued a new Notice of Proposed Rulemaking
(NOPR) on Capacity Reservation Open Access Transmission Tariffs (CRT), which would require all market participants to reserve firm capacity rights between designated receipt and delivery points. If adopted, the CRT would replace the open access pro forma tariff implemented in Order No. 888. On July 12, 1996, Duquesne filed with the FERC a request for acceptance of a CRT to replace the FERC proforma tariff filed on July 9, 1996. (See "Transmission Access" discussion on page 18.)

    In Pennsylvania, the PUC has completed its investigation concerning regulatory reform and has issued a report recommending to the Governor and the Pennsylvania General Assembly that retail choice be adopted by the electric utility industry. The PUC plan calls for electric utility restructuring to be accomplished through a two-stage process consisting of a transition period (1996 to 2001) and a phase-in period (2001 to 2005). The transition period, which could be reduced to three years if successful, would afford the industry an opportunity to restructure itself for retail choice. It would include retail access pilot programs, milestone reviews and provisions for stranded cost recovery. Utilities are expected to submit restructuring plans by April 1, 1997. Competitive retail access pilot programs, which will include all classes of customers, could begin as early as April 1997. Periodic milestone reviews would be used to ensure that the move to retail choice is conducted in a careful and appropriate manner. After a successful transition, the phase-in period would provide an incremental move to full retail competition. The PUC report proposes the following phase-in schedule: during the year 2001, no less than 10 percent load; during the year 2002, no less than 25 percent load; during the year 2003, no less than 50 percent load; and by January 1, 2005, all customers will have the option to receive direct retail access. Milestone reviews would be used to monitor activities related to the implementation.

    Under the PUC plan, utilities are to be afforded an opportunity, but not a guarantee, to recover stranded costs. Utilities will be expected to mitigate stranded investments through various means, such as selling assets, accelerating depreciation and buying out uneconomic contracts. These activities, however, are not to result in any increase in current rates paid by customers. After the transition period, the PUC will determine the eligibility for recovery of remaining stranded costs through a Competitive Transition Charge, which would be paid by consumers who chose alternative generation suppliers. Performance Based Rates, which reward or penalize a utility through incentives that more closely resemble those available in a market-driven industry, are expected to replace the existing method of setting rates, according to the plan. The PUC plan also encourages utilities to employ flexible pricing and other innovative proposals, such as real-time pricing, interruptible buy-through options and commodity index pricing, for all customer classes. In addition, legislation related to retail customer choice has been introduced in the Pennsylvania state legislature. Duquesne cannot predict what legislation, if any, may ultimately be enacted.

   Duquesne is aware of the foregoing state and federal regulatory and business uncertainties and is attempting to position itself to operate in a more competitive environment. Because of Duquesne's current electric generating configuration, some of its baseload capacity is used less than optimally. Duquesne is currently considering ways to align its generating capabilities more closely with customer demand. Its current rate structure allows some flexibility in setting rates to retain its customer base and attract new business. In addition, despite the fact that sales to wholesale customers do not account for a significant portion of Duquesne's revenues, open access transmission offers Duquesne the opportunity to sell power on a market basis to customers outside of its geographic area.

   Open access transmission requirements implicitly create the potential for stranded costs. Duquesne continues to implement, and to further evaluate, the accelerated depreciation of its generating assets as one method to guard against the competitive risks of stranded investments. The PUC recently approved Duquesne's plan for the sale of its ownership interest in the Ft. Martin Power Station. Duquesne's approved plan provides for an annual increase of $25.0 million for three years in depreciation and amortization expense related to Duquesne's nuclear investment and a one-time write-down in the value of Duquesne's nuclear plant investment of approximately $130.0 million. In addition, Duquesne's plan recognizes an immediate charge-off of $9.0 million of deferred rate synchronization costs and, upon final transfer of Duquesne's ownership interest in the Ft. Martin Power Station, the remaining $42.1 million balance will be amortized over a ten-year period. (See "Ft. Martin Plan" discussion on page 15.) These current and proposed accelerated investment cost recovery measures will be absorbed by Duquesne without an increase in base rates. Although Duquesne believes the initiatives will enable it to mitigate these issues, Duquesne could face the risk of reduced rates of return if unforeseen costs arise and if revenues from sales or if sources of other income prove inadequate to fund those costs.

   Duquesne believes that these and similar strategies will strengthen its position to succeed in a more competitive environment by eliminating the need to charge its customers in the future for these currently recognized expenses. At this time, however, there is no assurance as to the extent to which Duquesne's initiatives can or will ultimately eliminate regulatory and other uncertainties associated with increased competition.


Transmission Access

   In March 1994, Duquesne submitted, pursuant to the Federal Power Act, two separate "good faith" requests for transmission service with Allegheny Power System (APS) and the Pennsylvania-New Jersey-Maryland Interconnection Association (PJM Companies), respectively. Each request is based on 20-year firm service with flexible delivery points for 300 MW of transfer capability over the APS and PJM Companies transmission networks, which together extend from western Pennsylvania to the East Coast. Because of a lack of progress on pricing and other issues, on August 5 and September 16, 1994, Duquesne filed with the FERC applications for transmission service from the PJM Companies and APS, respectively. The applications are authorized under Section 211 of the Federal Power Act, which requires electric utilities to provide firm wholesale transmission service. In May 1995, the FERC issued proposed orders instructing APS and the PJM Companies to provide transmission service to Duquesne and directing the parties to negotiate specific rates, terms and conditions. Duquesne was unable to agree to terms for transmission service with either APS or the PJM Companies. Briefs were filed with the FERC outlining the areas of disagreement among the companies. The matter is now pending before the FERC.

   On July 12, 1996, Duquesne filed with the FERC a request for acceptance of a capacity reservation tariff to replace the FERC proforma tariff filed on July 9, 1996 (previously discussed in "Competition" on page 16). The tariff is intended to provide for the transition to retail customer choice in Pennsylvania. Duquesne's tariff proposes to adopt marginal cost pricing for transmission service on the Duquesne transmission system. Marginal cost pricing of transmission service will ensure that generators delivering energy to the Duquesne system will compete on the basis of their relative marginal costs. The tariff is now pending before the FERC.

   Duquesne is currently evaluating the impact of FERC regulatory actions on these proceedings. Duquesne cannot predict the final outcome of these proceedings.

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

   The sale of Duquesne's ownership interest in the Ft. Martin Power Station demonstrates Duquesne's ongoing efforts to optimize the utilization of generation resources. (See "Ft. Martin Plan" discussion on page 15.) The sale is expected to reduce power production costs by employing a cost-effective source of peaking capacity through enhanced reliability of the BI combustion turbines. The reliability enhancements are contingent on the projects meeting a least-cost test versus other potential sources of peaking capacity. Implementation of the plan will better align Duquesne's generating capabilities with its native load requirements.

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

   The Customer Advanced Reliability System is designed to respond to customer needs on the basis of immediate information about the status of power delivery and offer customer choices for new services. This electronic communications service is another major element in Duquesne's multi-step plan to make Duquesne's operations more competitive and efficient.


                         ______________________________


Except for historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q, are forward-looking statements that involve risks and uncertainties including, but not limited to, economic, competitive, governmental and technological factors affecting Duquesne's operations, markets, products, services and prices, and other factors discussed in Duquesne's filings with the SEC.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

     In September 1995, Duquesne commenced arbitration against Cleveland Electric Illuminating Company (CEI), seeking damages, a declaratory judgment, termination of the Operating Agreement for Eastlake Power Station Unit 5 (Unit), the appointment of a special operations advisor to oversee CEI's operation of the Unit, partition of the parties' interests in the Unit through a sale and division of the proceeds, and other equitable relief. The arbitration demand alleged, among other things, the improper allocation by CEI of fuel and related costs; the mismanagement of the closing of the Saginaw mine, which historically supplied coal to the Unit; and the concealment by CEI of material information, particularly with regard to costs relating to the closing of the Powhattan No. 6 mine, which currently supplies coal to the Unit.

     In October 1995, CEI commenced an action against Duquesne in the Court of Common Pleas, Lake County, Ohio seeking to enjoin Duquesne from taking any action to effect a partition, through arbitration or otherwise, on the basis of a waiver of partition contained in the deed to the land underlying the Unit. CEI also seeks monetary damages from Duquesne for alleged unpaid joint costs in connection with the operation of the Unit. It is Duquesne's position that the deed covenant is unenforceable by CEI due to CEI's bad faith conduct toward Duquesne, as described in the arbitration demand, and because it is indefinite in duration, being tied to the useful life of the Unit. Duquesne removed the action to the United States District Court for the Northern District of Ohio, Eastern Division, where it is now pending, and the parties have agreed to litigate all of their disputes in federal court, and to waive arbitration. Duquesne asserted counterclaims in the action identical to the claims made in its arbitration demand and joined CEI's parent, Centerior Energy Corporation, in the claims. Several motions have been made by both parties, among them being motions to dismiss, motions for summary judgment and a motion by Duquesne for the appointment of a special operations advisor. The Court has not ruled on any of the motions.

     Subject to these proceedings, Duquesne is currently soliciting offers for its ownership interest in the Unit, located near Cleveland, Ohio and operated by Centerior Energy Corporation. Duquesne's 31.2 percent ownership interest represents 186 megawatts of the Unit's output capacity.

Item 5.  Other Information

     Effective August 9, 1996, Wesley W. von Schack resigned as Chairman, President, CEO and Director of DQE, as well as Chairman, CEO and Director of Duquesne to accept the position of Chairman, President, CEO and Director of New York State Electric and Gas Corporation. Board of Directors for both DQE and Duquesne elected David D. Marshall, who had been serving as President and Chief Operating Officer of Duquesne and Executive Vice President of DQE, to serve as interim CEO of both DQE and Duquesne. The Board of Directors has undertaken a search for a replacement for Mr. von Schack that will include both internal and external candidates.

Item 6.  Exhibits and Reports on Form 8-K.

   a.    Exhibits:

         EXHIBIT 12.1 - Calculation of Ratio of Earnings to Fixed Charges
         EXHIBIT 27.1 - Financial Data Schedule

   b. A Current Report on Form 8-K was filed during the three months ended June 30, 1996:

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



                                        DUQUESNE LIGHT COMPANY
                                        ----------------------
                                             (Registrant)



Date      August 14, 1996                     /s/ Gary L. Schwass
    ---------------------------    -----------------------------------------
                                                  (Signature)
                                                Gary L. Schwass
                                            Senior Vice President and
                                            Principal Financial Officer



Date      August 14, 1996                    /s/ Deborrah E. Beck
    ---------------------------    -----------------------------------------
                                                  (Signature)
                                                Deborrah E. Beck
                                                 Controller and
                                          Principal Accounting Officer