Form 10-K
period 1996-12-31
DUQUESNE LIGHT CO
filed 1997-03-27
CIK 30573

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-K


     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 31, 1996
                               -----------------

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period From ____________ to ____________


                             Commission File Number
                             ----------------------
                                     1-956


                             Duquesne Light Company
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Pennsylvania                                25-0451600
           ------------                                ----------
  (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                  Identification No.)


                               411 Seventh Avenue
                        Pittsburgh, Pennsylvania  15219
                        -------------------------------
               (Address of principal executive offices)(Zip Code)

      Registrant's telephone number, including area code:  (412) 393-6000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X    No
                      -----    ----


DQE is the holder of all shares of outstanding common stock, $1 par value, of Duquesne Light Company consisting of 10 shares as of February 21, 1997.

  [X]  Indicate by check mark if disclosure of delinquent filers pursuant to
       Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .

Securities registered pursuant to Section 12(b) of the Act:

                                                                                     Name of each exchange
        Registrant                        Title of each class                         on which registered
  --------------------         ----------------------------------------           ----------------------------
Duquesne Light                              Preferred Stock                       New York Stock Exchange
 Company

                                  Involuntary
              Series            Liquidation Value
              ------            -----------------
               3.75%           $50 per share
               4.00%           $50 per share
               4.10%           $50 per share
               4.15%           $50 per share
               4.20%           $50 per share
              $2.10            $50 per share
              8.375%           $25 per share (1)

              Sinking Fund Debentures, due March 1, 2010 (5%)                     New York Stock Exchange



              (1) Issued by Duquesne Capital, L.P., and the payments of dividends and payments on liquidation or redemption are guaranteed by Duquesne Light Company.

                      TABLE OF CONTENTS


                                                   Page
                                                   ----
                  PART I

ITEM 1.     BUSINESS

  General                                             1
  Results of Operations                               2
  Liquidity and Capital Resources                     4
  Rate Matters                                        5
  Property, Plan and Equipment (PP&E)                 6
  Employees                                           8
  Electric Utility Operations                         8
  Fossil Fuel                                         9
  Nuclear Fuel                                        9
  Nuclear Decommissioning                            10
  Nuclear Insurance                                  11
  Spent Nuclear Fuel Disposal                        11
  Uranium Enrichment Decontamination and
    Decommissioning                                  11
  Environmental Matters                              12
  Outlook                                            13
  Other                                              15
  Executive Officers of the Registrant               16

ITEM 2.    PROPERTIES                                17

ITEM 3.    LEGAL PROCEEDINGS                         18

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS                          18


                  PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON
           EQUITY AND RELATED SHAREHOLDER
           MATTERS                                   18

ITEM 6.    SELECTED FINANCIAL DATA                   18

ITEM 7.    MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                 19

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS
           AND SUPPLEMENTARY DATA                    19

ITEM 9.    CHANGES IN AND DISAGREEMENTS
           WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE                  19



                      PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS
           OF THE REGISTRANT                         19

ITEM 11.   EXECUTIVE COMPENSATION                    19

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN
           BENEFICIAL OWNERS AND MANAGEMENT          19

ITEM 13.   CERTAIN RELATIONSHIPS AND
           RELATED TRANSACTIONS                      19


                      PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT
           SCHEDULES AND REPORTS ON FORM 8-K         20

           SCHEDULE II                               32

           SIGNATURES                                33

           REPORT OF INDEPENDENT CERTIFIED
           PUBLIC ACCOUNTANTS                        34

           FINANCIAL STATEMENTS                      35

           SELECTED FINANCIAL DATA                   59

           GLOSSARY                                  60

                                    Part I

Item 1.  Business.

General
-------------------------------------------------------------------------------

         Part I of this Annual Report, Form 10-K (Report) should be read in conjunction with Duquesne Light Company's audited consolidated financial statements, which are set forth on pages 35 through 58 in Part IV of this Report. Explanations of certain financial and operating terms used in this Report are set forth in a GLOSSARY on page 60 of this Report.

         Duquesne Light Company (Duquesne) is a wholly owned subsidiary of DQE, an energy services holding company. Duquesne is engaged in the production, transmission, distribution and sale of electric energy. Duquesne has one wholly owned subsidiary, Monongahela Light and Power which currently holds energy-related lease investments.


Service Territory

         Duquesne provides electric service to customers in Allegheny County, including the City of Pittsburgh, Beaver County and Westmoreland County. This represents approximately 800 square miles in southwestern Pennsylvania, located within a 500-mile radius of one-half of the population of the United States and Canada. The population of the area served by Duquesne, based on 1990 census data, is approximately 1,510,000, of whom 370,000 reside in the City of Pittsburgh. In addition to serving approximately 580,000 direct customers, Duquesne also sells electricity to other utilities.

Regulation

         Duquesne is subject to the accounting and reporting requirements of the United States Securities and Exchange Commission (SEC). In addition, Duquesne's operations are subject to regulation by the Pennsylvania Public Utility Commission (PUC) and the Federal Energy Regulatory Commission (FERC) under the Federal Power Act with respect to rates for interstate sales, transmission of electric power, accounting and other matters.

         The Electricity Generation Customer Choice and Competition Act (Customer Choice Act) went into effect in Pennsylvania on January 1, 1997. This legislation provides for a gradual deregulation of the generation of electricity, while maintaining regulation of the transmission and distribution of electricity and related services to customers. (See "Rate Matters" and "Competition" discussions on pages 5 and 13.)

         Duquesne's operations are also subject to regulation by the Nuclear Regulatory Commission (NRC) under the Atomic Energy Act of 1954, as amended, with respect to the operation of its jointly owned/leased nuclear power plants, Beaver Valley Unit 1 (BV Unit 1), Beaver Valley Unit 2 (BV Unit 2) and Perry Unit 1.

         Duquesne's consolidated financial statements report regulatory assets and liabilities in accordance with Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71), and reflect the effects of the current ratemaking process. In accordance with SFAS No. 71, Duquesne's consolidated financial statements reflect regulatory assets and liabilities consistent with cost-based, pre-competition ratemaking regulations. The regulatory assets represent probable future revenue to Duquesne because provisions for these costs are currently included, or are expected to be included, in charges to electric utility customers through the ratemaking process.

         Duquesne's operations or a portion of such operations could cease to meet the SFAS No. 71 criteria for various reasons, including a change in the FERC regulations or the competition-related changes in the PUC regulations described above. (See "Rate Matters" and "Competition" discussions on pages 5 and 13.) Duquesne believes its electricity generating assets and related regulatory assets continue to satisfy these criteria in light of the transition to competitive generation under the Customer Choice Act. Should any portion of Duquesne's operations be deemed to no longer meet the SFAS No. 71 criteria, Duquesne may be required to write off any above-market cost assets, the recovery of which is uncertain, and any regulatory assets or liabilities for those operations that no longer meet these requirements.

Results of Operations
-------------------------------------------------------------------------------

Sales of Electricity to Customers

         The decrease in 1996 total operating revenues was $3.0 million, as compared to 1995. Comparing 1995 total operating revenues to 1994, there was an increase of $11.2 million. Operating revenues are derived from Duquesne's sales of electricity. The PUC authorizes rates for electricity sales which are cost-based and are designed to recover Duquesne's operating expenses and investment in electric utility assets and to provide a return on the investment. (See "Rate Matters" and "Competition" discussions on pages 5 and 13.)

Electric Utility Sales by Customer Class (Kilowatt-Hours in Millions):
---------------------------------------------------------------------

                                          1996    1995    1994
----------------------------------------------------------------
Residential                              3,321    3,378    3,219
Commercial                               5,836    5,827    5,662
Industrial                               3,285    3,237    3,256
Miscellaneous                               83       84       84
----------------------------------------------------------------
 Sales to Electric Utility Customers    12,525   12,526   12,221
----------------------------------------------------------------
Sales to Other Utilities                 3,310    2,975    3,212
----------------------------------------------------------------
 Total Sales                            15,835   15,501   15,433
=================================================================

         Sales to residential and commercial customers are strongly influenced by weather conditions. Warmer summer and colder winter seasons lead to increased customer use of electricity for cooling and heating. Commercial sales are also affected by regional economic development. Sales to industrial customers are influenced by national and global economic conditions. Customer revenues fluctuate as a result of changes in sales volume and changes in fuel and other energy costs.


Net Customer Revenues

         Net customer revenues, reflected on the statement of consolidated income, decreased $8.3 million or 0.8 percent in 1996 compared to 1995. The variance can be attributed primarily to decreased residential customer kilowatt-hour (KWH) sales of 1.7 percent due to unseasonably warm summer temperatures in 1995, as compared to 1996, resulting in decreased revenues of $8.9 million. Industrial KWH sales volume in 1996 increased when compared to the prior year because of a self-generation outage experienced in 1996 by one of Duquesne's large industrial customers. Sales to Duquesne's 20 largest customers accounted for approximately 14 percent of customer revenues in 1996, 1995 and 1994.

         In 1995 as compared to 1994, net customer revenues increased by $7.8 million, or 0.7 percent. The increase is the net result of higher KWH sales to residential customers by 4.9 percent in response to extreme 1995 summer temperatures, partially offset by lower fuel and other energy costs per KWH, the benefits of which are passed through to the customers in the form of lower rates. Revenues from electric sales to residential customers in 1995 exceeded 1994 residential revenues by $13.0 million.


Sales to Other Utilities

         Short-term sales to other utilities are regulated by the FERC and are made at market rates. Fluctuations in electricity sales to other utilities are related to Duquesne's customer energy requirements, the energy market and transmission conditions, and the availability of Duquesne's generating stations. Duquesne's electricity sales to other utilities in 1995 were less than 1996 and 1994 due to the timing of generating station outages and the fluctuating level of sales to Duquesne's electric utility customers. Future levels of short-term sales to other utilities will be affected by Duquesne's sale of its ownership interest in the Ft. Martin Power Station (Ft. Martin), the possible sale of other generating stations, market rates, and by the outcome of Duquesne's FERC filings requesting firm transmission access. (See "Mitigation Plan" and "Transmission Access" discussions on pages 5 and 15.)

Other Operating Revenues

         Duquesne's non-KWH revenues comprise other operating revenues in Duquesne's statement of consolidated income. Other operating revenues are primarily comprised of revenues from joint owners of BV Unit 1 and BV Unit 2 for their shares of the administrative and general costs of operating these units. Other operating revenues, therefore, fluctuate depending on the timing of scheduled refueling and maintenance outages at Beaver Valley Power Station
(BVPS) when significant costs are incurred. Both BV Unit 1 and BV Unit 2 underwent refueling outages in 1996 and 1995. BV Unit 2 experienced an extended outage of 107 days during 1996 due to unanticipated repairs to two residual heat removal pumps and reactor head vent valves, resulting in a $3.0 million increase in other operating revenues during 1996. There were no refueling outages in 1994; accordingly, other operating revenues increased $5.7 million in 1995 when compared to 1994.


Operating Expenses

         Fuel and purchased power expense fluctuations generally result from changes in the cost of fuel, the mix between coal and nuclear generation, the total KWHs sold, and generating station availability. Because of the Energy Cost Rate Adjustment Clause (ECR), changes in fuel and purchased power costs did not impact earnings in 1996, 1995 and 1994.

         Fuel and purchased power expense increased in 1996 compared to 1995 as a result of a 33 percent increase in purchased power prices. This increase was partially offset by lower nuclear fuel costs. Fuel and purchased power expense decreased in 1995 compared to 1994 due to lower nuclear fuel costs, a more favorable generation mix and a 2.7 percent decline in KWH generation.

         Other operating expense increased $2.8 million when comparing 1996 to 1995. The increase was the result of a one-time lease charge. In 1995, other operating expense decreased $18.7 million when compared to 1994. This 1995 reduction reflects ongoing cost savings efforts.

         Depreciation and amortization expense increased $25.7 million in 1996 when compared to 1995 primarily due to the increase in Duquesne's composite depreciation rate from 3.5 percent to 4.25 percent effective May 1, 1996. During the third quarter of 1996, Duquesne completed recovery of its investment in Perry Unit 2, the construction of which was abandoned by Duquesne in 1986. The resultant decrease in amortization expense was offset by Duquesne's increase in depreciation, as well as $9 million that was expensed related to the depreciation portion of deferred rate synchronization costs in conjunction with Duquesne's Mitigation Plan. Depreciation and amortization expense increased $27.6 million in 1995, primarily due to the change in Duquesne's composite depreciation rate from 3.0 percent to 3.5 percent effective January 1, 1995. Duquesne did not seek a rate increase to recover the additional costs. (See "Mitigation Plan" discussion on page 5.)

         Income taxes decreased in 1996 when compared to 1995 by $6.9 million, primarily due to reduced taxable income. In 1995, taxable income was greater than in 1994, resulting in increased income taxes of $1.8 million.


Other Income and (Deductions)

         The increase of $22.9 million in other income and deductions, when comparing 1996 to 1995, was primarily the result of income from long-term investments made during late 1995 and 1996. Other income and deductions decreased $10.3 million in 1995 when compared to 1994 primarily due to increases in income taxes related to other income.


Interest Charges

         Duquesne achieved reductions of $8.4 million and $3.8 million in interest charges in 1996 and 1995, respectively. The decreases were primarily due to the retirement of long-term debt during 1995. Interest expense in 1997 will be influenced by fluctuations in short-term rates and any new financing.

Monthly Income Preferred Securities Dividend Requirements

         The Monthly Income Preferred Securities Dividend Requirements reflect the payment of $7.9 million in dividends in 1996 related to preferred stock issued in May 1996.

Dividends on Preferred and Preference Stock

         The decreases of $1.3 million and $0.7 million in 1996 and 1995 in dividends on preferred and preference stock were primarily due to the retirement of preferred stock in 1995.


Liquidity and Capital Resources
-------------------------------------------------------------------------------

Capital Expenditures

         Duquesne spent approximately $88.5 million in 1996, $78.7 million in 1995 and $94.3 million in 1994 for construction. Duquesne's capital expenditures for construction focus on improving and/or expanding electric production, transmission and distribution systems. Duquesne estimates that it will spend, excluding allowance for funds used during construction (AFC) and nuclear fuel, approximately $110 million, $110 million and $95 million for construction during 1997, 1998 and 1999. These estimates also exclude any potential expenditures for reliability enhancements to the Brunot Island (BI) Unit 3 combustion turbine. (See "Mitigation Plan" discussion on page 5.) Duquesne expects that funds generated from operations will continue to be sufficient to fund a large part of its capital needs.


Long-Term Investments

         Duquesne's long-term investments consist of Duquesne's holdings of DQE common stock, investments in affordable housing, lease investments, and Duquesne's nuclear decommissioning trusts. Investing activities decreased in 1996, after increasing in 1995, when compared to 1994. Duquesne invested $1.5 million and $5.4 million in affordable housing funds during 1996 and 1995. Other investments in 1996 totaled approximately $2.7 million. In addition, Duquesne invested $57.5 million in lease investments during 1995.


Financing

         Duquesne expects to meet its current obligations and debt maturities through the year 2001 with funds generated from operations and through new financings. At December 31, 1996, Duquesne was in compliance with all of its debt covenants.

         On May 14, 1996, Duquesne Capital L.P., a Delaware special-purpose limited partnership the sole general partner of which is Duquesne, issued $150 million principal amount of 8-3/8 percent Cumulative Monthly Income Preferred Securities (MIPS), Series A, with a stated liquidation value of $25.00. A portion of the proceeds was used to retire $50 million of long-term debt maturing May 15, 1996. Duquesne intends to continue to apply the remaining proceeds to the purchase or redemption of outstanding securities and for general corporate purposes.

         In November 1997, $50 million of mortgage bonds will mature. Duquesne expects to retire these bonds with available cash or to refinance the bonds.


Short-Term Borrowings

         At December 31, 1996, Duquesne had a $150 million extendible revolving credit arrangement expiring in October 1997. Interest rates can, in accordance with the option selected at the time of the borrowing, be based on prime, Eurodollar or certificate of deposit rates. Commitment fees are based on the unborrowed amount of the commitment. The credit facility contains a two-year repayment period for any amount outstanding at the expiration of the revolving credit period. At December 31, 1996 and 1995, there were no short-term borrowings outstanding.

Sale of Accounts Receivable

         Duquesne and an unaffiliated corporation have an agreement that entitles Duquesne to sell, and the corporation to purchase, on an ongoing basis, up to $50 million of accounts receivable. Duquesne had no receivables sold at December 31, 1996. At December 31, 1995, Duquesne had sold $7 million of receivables to the unaffiliated corporation. The accounts receivable sales agreement, which expires in June 1997, is one of many sources of funds available to Duquesne. Duquesne has not determined, but may attempt to extend the agreement or to replace the facility with a similar arrangement or to eliminate it upon expiration.


Nuclear Fuel Leasing

         Duquesne finances its acquisitions of nuclear fuel through a leasing arrangement under which it may finance up to $75 million of nuclear fuel. As of December 31, 1996, the amount of nuclear fuel financed by Duquesne under this arrangement totaled approximately $35 million. Duquesne plans to continue leasing nuclear fuel to fulfill its requirements at least through September 1998, the remaining term of the leasing arrangement.


Rate Matters
-------------------------------------------------------------------------------

Customer Choice Act

         Under the Customer Choice Act, which went into effect on January 1, 1997, Pennsylvania has become a leader in customer choice. The Customer Choice Act will enable Pennsylvania's electric utility customers to purchase electricity at market prices from a variety of electric generation suppliers (customer choice). Electric utility restructuring will be accomplished through a two-stage process consisting of a pilot period (running through 1998) and a phase-in period (1999 through 2001). The pilot period will give utilities an opportunity to examine a wide range of technical and administrative details related to competitive markets, including metering, billing, and cost and design of unbundled electric services. Duquesne filed a pilot program with the PUC on February 27, 1997, which proposes unbundling transmission, distribution, electricity and competitive transition charges and offers participating customers the same options that will be available in a competitive generation market.

         The pilot program will comprise approximately 5 percent of Duquesne's residential, commercial and industrial demand beginning September 1, 1997. Customers participating in the pilot will have two basic options. First, customers can choose to continue taking bundled service from Duquesne under approved tariffs. Second, customers can choose unbundled service with their electricity provided by an alternative electric generation supplier. All customers that choose unbundled electric service will be subject to unbundled distribution charges approved by the PUC and unbundled transmission charges pursuant to Duquesne's FERC-approved tariff. Each customer that elects unbundled service also will be required to pay a non-bypassable access fee (competitive transition charge) that provides Duquesne with a reasonable opportunity to recover transition costs.

         Duquesne must file a restructuring plan with the PUC by August 1, 1997 setting forth its proposals for the transition to customer choice and the recovery of transition costs. (See "Competition" discussion on page 13.) The phase-in to competition begins on January 1, 1999 when 33 percent of consumers will have customer choice (including consumers covered by the pilot program); 66 percent of consumers will have customer choice by January 1, 2000; and all consumers will have customer choice by January 1, 2001. Although the Customer Choice Act will give customers their choice of electric generation suppliers, delivery of the electricity from the generation supplier to the customer will remain the responsibility of the existing franchised utility. Delivery of electricity (including transmission, distribution and customer service) will continue to be regulated in substantially the current manner.


Mitigation Plan

         Duquesne has taken a number of steps to mitigate its potential transition costs. (See "Competition" discussion on page 13.) In addition to the steps taken during the last 10 years to prepare for competition, effective January 1, 1995, Duquesne accelerated its rate of depreciation on its fixed nuclear assets without seeking a rate increase to recover the additional costs. On October 31, 1996, the sale of Duquesne's ownership interest in

Ft. Martin was completed. Ft. Martin Unit 1 was owned 50 percent by Duquesne and 50 percent by its operator, Allegheny Power System (APS). The sale and a plan, to be funded in part by the proceeds of the Ft. Martin transaction, were approved by the PUC on May 23, 1996. Under the approved plan, Duquesne will not increase its base rates for a period of five years through May 2001. In addition, Duquesne recorded in October 1996 a one-time reduction of approximately $130 million in the book value of Duquesne's nuclear plant investment. The proceeds from the sale are expected to be used to fund reliability enhancements to the BI Unit 3 combustion turbine and to reduce Duquesne's capitalization. The approved plan also provides for incremental increases of $25 million in depreciation and amortization expense in 1996, 1997 and 1998 related to Duquesne's nuclear investment, as well as additional annual contributions to its nuclear plant decommissioning funds of $5 million, without any increase in existing electric rates. Also, Duquesne will record an annual $5 million credit to the ECR during the plan period to compensate Duquesne's customers for lost profits from any short-term power sales foregone by the sale of its ownership interest in Ft. Martin. In addition, Duquesne will cap energy costs, beginning April 1, 1997 through the remainder of the plan period, at a historical five-year average of 1.47 cents per KWH. In accordance with the approved plan, Duquesne has expensed $9 million related to the depreciation portion of the deferred rate synchronization costs associated with BV Unit 2 and Perry Unit 1. Duquesne's approved plan provides for the amortization of the remaining deferred rate synchronization costs over a 10-year period. At December 31, 1996, the unamortized portion of these costs totaled $41.4 million, net of deferred fuel savings related to the two units. (See "Deferred Rate Synchronization Costs" below.) Finally, Duquesne's approved plan also provides for annual assistance of $0.5 million to low-income customers.


Deferred Rate Synchronization Costs

         In 1987, the PUC approved Duquesne's petition to defer initial operating and other costs of BV Unit 2 and Perry Unit 1. Duquesne deferred the costs incurred from November 1987, when the units went into commercial operation, until March 1988, when a rate order was issued. In its rate order, the PUC postponed ruling on whether these costs would be recoverable from Duquesne's electric utility customers. Duquesne is not earning a return on the deferred costs. (See "Mitigation Plan" discussion on page 5.)


Energy Cost Rate Adjustment Clause (ECR)

         Through the ECR, Duquesne recovers (to the extent that such amounts are not included in base rates) nuclear fuel, fossil fuel and purchased power expenses and, also through the ECR, passes to its customers the profits from short-term power sales to other utilities (collectively, ECR energy costs).

         On Duquesne's statement of consolidated income, these ECR revenues are included as a component of operating revenues. For ECR purposes, Duquesne defers fuel and other energy expenses for recovery, or refunding, in subsequent years. The deferrals reflect the difference between the amount that Duquesne is currently collecting from customers and its actual ECR energy costs. The PUC annually reviews Duquesne's ECR energy costs for the fiscal year April through March, compares them to previously projected ECR energy costs, and adjusts the ECR for over- or under-recoveries and for two PUC-established coal cost standards. (See "Fossil Fuel" discussion on page 9.)

         Under the Customer Choice Act, Duquesne may replace the ECR effective April 1, 1997 by rolling its ECR energy costs into its base rates. The effect of this change would be to provide to Duquesne an opportunity to further mitigate its deferred energy costs based upon its ability to manage its energy costs. Under Duquesne's PUC-approved Mitigation Plan, the level of energy cost recovery is capped at 1.47 cents per KWH through May 2001. To the extent that projections do not support recovery of previously deferred costs through this pricing mechanism, these costs would become transition costs subject to recovery through a competitive transition charge (CTC). (See "Competition" discussion on page 13.)


Property, Plant and Equipment (PP&E)
-------------------------------------------------------------------------------

Investment in PP&E and Accumulated Depreciation

         Duquesne's total investment in property, plant and equipment and the related accumulated depreciation balances for major classes of property at December 31, 1996 and 1995, are as follows:

PP&E and Related Accumulated Depreciation at December 31
-------------------------------------------------------------------------------

                                                           (Amounts in Thousands of Dollars)
                                                       1996                                  1995
                                      ----------------------------------------------------------------------------
                                                    Accumulated      Net                  Accumulated     Net
                                      Investment   Depreciation  Investment   Investment  Depreciation  Investment
                                      ----------------------------------------------------------------------------
Electric Production                    $2,467,786    $1,092,928   $1,374,858  $2,501,974    $  885,389  $1,616,585
Electric Transmission                     299,895       114,406      185,489     296,953       110,242     186,711
Electric Distribution                   1,176,738       374,180      802,558   1,143,111       347,399     795,712
Electric General                          324,366       168,470      155,896     314,844       141,133     173,711
Property Held for Future Use              190,821        82,737      108,084     216,633        94,283     122,350
Property Held Under Capital Leases         99,608        47,670       51,938     133,381        74,874      58,507
Other                                      49,559        10,909       38,650      45,114        19,787      25,327
------------------------------------------------------------------------------------------------------------------
 Total                                 $4,608,773    $1,891,300   $2,717,473  $4,652,010    $1,673,107  $2,978,903
==================================================================================================================

Joint Interests in Generating Units

         Duquesne has various contracts with Ohio Edison Company, Pennsylvania Power Company, The Cleveland Electric Illuminating Company (CEI) and The Toledo Edison Company, with respect to several jointly owned/leased generating units, that include provisions for coordinated maintenance responsibilities, limited and qualified mutual back-up in the event of outages, and certain capacity and energy transactions.

         In September 1995, Duquesne commenced arbitration against CEI, seeking damages, termination of the Operating Agreement for Eastlake Unit 5 (Eastlake) and partition of the parties' interests in Eastlake through a sale and division of the proceeds. The arbitration demand alleged, among other things, the improper allocation by CEI of fuel and related costs; the mismanagement of the administration of the Saginaw coal contract in connection with the closing of the Saginaw mine, which historically supplied coal to Eastlake; and the concealment by CEI of material information. In October 1995, CEI commenced an action against Duquesne in the Court of Common Pleas, Lake County, Ohio seeking to enjoin Duquesne from taking any action to effect a partition on the basis of a waiver of partition covenant contained in the deed to the land underlying Eastlake. CEI also seeks monetary damages from Duquesne for alleged unpaid joint costs in connection with the operation of Eastlake. Duquesne removed the action to the United States District Court for the Northern District of Ohio, Eastern Division, where it is now pending. Currently, the parties are engaged in settlement discussions. To provide the parties with the opportunity to settle their claims, the court has postponed litigation proceedings until April 1, 1997.


Joint Interests in Nuclear Power Stations

-----------------------------------------------------------------------------
                                      Beaver Valley        Perry
                                   Unit 1      Unit 2      Unit 1
-----------------------------------------------------------------------------
Duquesne                          * 47.50%    *13.74%(c)    13.74%
Ohio Edison Company                 35.00%     41.88%       30.00%
Pennsylvania Power Company (a)      17.50%        --         5.24%
CEI (b)                                --%     24.47%     * 31.11%
Toledo Edison Company (b)              --%     19.91%       19.91%
-----------------------------------------------------------------------------
*Denotes Operator

(a) Subsidiary of Ohio Edison Company
(b) Subsidiary of Centerior Energy Corporation
(c) In 1987, Duquesne sold and leased back its 13.74 percent interest in BV Unit 2; the sale was exclusive of transmission and common facilities. The total sales price of $537.9 million was the appraised value of Duquesne's interest in the property. Duquesne subsequently leased back its interest in the unit for a term of 29.5 years. The lease provides for semi-annual payments and is accounted for as an operating lease. Duquesne is responsible under the terms of the lease for all costs related to its interest in the unit.

Joint Interests in Fossil Power Stations

-------------------------------------------------------------------------------
                                                 Bruce Mansfield
                                   Sammis   -------------------------  Eastlake
                                   Unit 7   Unit 1    Unit 2   Unit 3   Unit 5
-------------------------------------------------------------------------------
Duquesne                            31.20%   29.30%     8.00%   13.74%   31.20%
Ohio Edison Company               * 48.00%   60.00%    39.30%   35.60%      --
Pennsylvania Power Company (a)      20.80%  * 4.20%   * 6.80%  * 6.28%      --
CEI (b)                                --     6.50%    28.60%   24.47%  *68.80%
Toledo Edison Company (b)              --       --     17.30%   19.91%      --
-------------------------------------------------------------------------------

*Denotes Operator
(a) Subsidiary of Ohio Edison Company
(b) Subsidiary of Centerior Energy Corporation

         On September 13, 1996, Ohio Edison Company and Centerior Energy Corporation entered into an agreement and plan of merger to form First Energy Corporation. The regulatory approval process for the proposed merger is expected to take approximately 12 to 18 months.


Property Held for Future Use

         In 1986, the PUC approved Duquesne's request to remove Phillips Power Station (Phillips) and a portion of BI from service and from rate base. In accordance with Duquesne's Mitigation Plan, 112 MWs related to BI Units 2a and 2b were moved from property held for future use to electric plant in service in 1996. Duquesne expects to recover its investment in BI Units 3 and 4, which remain in property held for future use through future electricity sales. Duquesne believes its investment in BI will be necessary in order to meet future business needs. A portion of the proceeds of the sale of Ft. Martin is expected to be used to fund reliability enhancements to the BI Unit 3 combustion turbine. The reliability enhancements are contingent upon the projects meeting a least-cost test versus other potential sources of peaking capacity. (See "Mitigation Plan" discussion on page 5.) Duquesne is analyzing the effects of customer choice on its future generating requirements. Duquesne is planning to seek recovery of its investment and associated costs of Phillips through a CTC. (See "Competition" discussion on page 13.) In the event that market demand, transmission access or rate recovery do not support the utilization of these plants, Duquesne may have to write off part or all of these investments and associated costs. At December 31, 1996, Duquesne's net of tax investment in Phillips and BI held for future use was $53.6 million and $17.2 million.


Employees
-------------------------------------------------------------------------------

         At December 31, 1996, Duquesne had 3,413 employees, including 1,157 employees at the Duquesne-operated BVPS. In November 1996, Duquesne reached an agreement on a three-year contract extension through September 30, 2001 with the International Brotherhood of Electrical Workers, which represents approximately 2,000 of Duquesne's employees.


Electric Utility Operations
-------------------------------------------------------------------------------

         Duquesne's fossil plants operated at 76 percent availability in 1996 and 1995. Duquesne's nuclear plants operated at 76 percent availability in 1996 and 83 percent in 1995. The timing and duration of scheduled maintenance and refueling outages, as well as the duration of forced outages, affect the availability of power stations. Duquesne normally experiences its peak demand in the summer. The 1996 customer system peak demand of 2,463 MW occurred on August 7, 1996.

         Duquesne's plan for optimizing generation resources is designed to reduce under-utilized generating capacity and employ cost-effective sources of peaking capacity. The sale of Duquesne's ownership interest in Ft. Martin reduced in-service capacity by 276 MW. In conjunction with the sale, Duquesne returned 112 MW of peaking capacity at BI to electric plant in service. Additionally, through potential reliability enhancements to the BI Unit 3 combustion turbine, Duquesne could return to service another 56 MW of oil-fired peaking capacity. (See "Property Held for Future Use" discussion above.)

         Duquesne has a 13.74 percent ownership interest in Perry Unit 1, a nuclear generating unit located in Ohio and operated by CEI. CEI management has advised Duquesne that the Perry Course of Action (PCA), an action plan submitted to the NRC in 1993, was completed at the end of the unit's fifth refueling outage in the spring of 1996. Perry Unit 1 has followed the PCA with the Perry Plan for Excellence, which is the long-term phase of the unit's performance improvement program. Duquesne will continue to monitor closely the status of the performance improvement program.


Fossil Fuel
-------------------------------------------------------------------------------

         Duquesne believes that sufficient coal for its coal-fired generating units will be available from various sources to satisfy its requirements for the foreseeable future. During 1996, approximately 2.4 million tons of coal were consumed at Duquesne's two wholly owned coal-fired stations, Cheswick Power Station (Cheswick) and Elrama Power Station (Elrama).

         Duquesne owns Warwick Mine, an underground mine located approximately 83 river miles from Pittsburgh. At December 31, 1996, Duquesne's net investment in the mine was $11.4 million. Duquesne estimates that, at December 31, 1996, its economically recoverable coal reserves at Warwick Mine were in excess of 1.5 million tons. The unaffiliated contract operator at Warwick Mine notified Duquesne that its financial circumstances and geologic conditions caused it to cease operations late in 1996. Therefore, Duquesne is pursuing its remedies and is currently negotiating to retain an operator for the mine as a smaller sized operation. Additionally, Duquesne will continue to purchase coal on the open market. This change should not impact Duquesne's ability to recover all of its investment in Warwick Mine, the $2.6 million of unrecovered system-wide cost of coal which excludes the Bruce Mansfield Power Station (Bruce Mansfield), or to accrue funds for future liabilities. It is anticipated that this effort will be successfully completed by March 31, 2000 when the system-wide coal cost cap expires. The current estimated liability for mine closing, including final site reclamation, mine water treatment and certain labor liabilities is $47.6 million, and Duquesne has recorded a liability on the consolidated balance sheet of approximately $20.2 million toward these costs.

         During 1996, 69 percent of Duquesne's coal supplies were provided by contracts including Warwick Mine, with the remainder satisfied through purchases on the spot market. Duquesne had four long-term contracts in effect at December 31, 1996 that, in combination with spot market purchases, are expected to furnish an adequate future coal supply. Duquesne does not anticipate any difficulty in replacing or renewing these contracts as they expire from 1997 through 2002. At December 31, 1996, Duquesne's wholly owned and jointly owned generating units had on hand an average coal supply of 45 days.

         The PUC has established two market price coal cost standards for Duquesne. One applies only to coal delivered at Bruce Mansfield. The other, the system-wide coal cost standard, applies to coal delivered to the remainder of Duquesne's system. Both standards are updated monthly to reflect prevailing market prices of similar coal. The PUC has directed Duquesne to defer recovery of the delivered cost of coal to the extent that such cost exceeds generally prevailing market prices for similar coal, as determined by the PUC. The PUC allows deferred amounts to be recovered from customers when the delivered costs of coal fall below such PUC-determined prevailing market prices. Duquesne's obligations to pay certain debt service costs associated with the Bruce Mansfield coal supply will end on January 1, 2000. The Bruce Mansfield coal cost-capping mechanism does not expire until the recovery of all deferrals has been resolved. Duquesne believes that Bruce Mansfield deferrals may increase through the end of this decade and then be reduced to zero by the end of the year 2002. The unrecovered cost of Bruce Mansfield coal was $9.6 million and the unrecovered cost of the remainder of the system-wide coal was $2.6 million at December 31, 1996. Duquesne believes that all deferred coal costs will be recovered.


Nuclear Fuel
-------------------------------------------------------------------------------

         The cycle of production and utilization of nuclear fuel consists of
(1) mining and milling of uranium ore and processing the ore into uranium concentrates, (2) converting uranium concentrates to uranium hexafluoride, (3) enriching the uranium hexafluoride, (4) fabricating fuel assemblies, (5) utilizing the nuclear fuel in the generating station reactor and (6) storing and disposing of spent fuel.

         Adequate supplies of uranium and conversion services are under contract for Duquesne's requirements for its jointly owned/leased nuclear units through June and December 1997, respectively. Enrichment services are supplied under a 1984 United States Enrichment Corporation Utility Services Contract entered into for a period of 30 years by Duquesne for joint interests in Perry Unit 1, BV Unit 1 and BV Unit 2. Under the terms and conditions of this contract, Duquesne is committed to 100 percent of its enrichment needs through 1999; Duquesne has terminated, at zero cost, all of its enrichment services requirements for fiscal years 2000 through 2005. Duquesne continues to review the need for further enrichment services for the years 2006 through 2014 and may terminate these future years' services under the contract. Fuel fabrication contracts are in place to supply reload requirements for the next 18-month cycle for BV Unit 1 and BV Unit 2 and the next fifteen 18-month cycles for Perry Unit
1. Duquesne will make arrangements for future uranium supply and related services, as required.

         Each utility company is responsible for financing its proportionate share of the costs of nuclear fuel for each nuclear unit in which it has an ownership or leasehold interest. Duquesne's nuclear fuel costs, which are amortized to reflect fuel consumed, are charged to fuel expense and are currently recovered through rates. Duquesne estimates that, over the next three years, the expenditures for new fuel will exceed the amortization of nuclear fuel consumed by approximately $4.4 million. The actual nuclear fuel costs to be financed and amortized will be influenced by such factors as changes in interest rates; lengths of the respective fuel cycles; reload cycle design; and changes in nuclear material costs and services, the prices and availability of which are not known at this time. Such costs may also be influenced by other events not presently foreseen.


Nuclear Decommissioning
-------------------------------------------------------------------------------

         The PUC ruled that recovery of the decommissioning costs for BV Unit
1 could begin in 1977, and that recovery for BV Unit 2 and Perry Unit 1 could begin in 1988. Duquesne expects to decommission BV Unit 1, BV Unit 2 and Perry Unit 1 no earlier than the expiration of each plant's operating license in 2016, 2027 and 2026. At the end of its operating life, BV Unit 1 may be placed in safe storage until BV Unit 2 is ready to be decommissioned, at which time the units may be decommissioned together.

         Based on site-specific studies finalized in 1992 for BV Unit 2, and in 1994 for BV Unit 1 and Perry Unit 1, Duquesne's share of the total estimated decommissioning costs, including removal and decontamination costs, currently being used to determine Duquesne's cost of service, is $122 million for BV Unit 1, $35 million for BV Unit 2, and $67 million for Perry Unit 1. A study will be performed in 1997 to update Duquesne's estimated decommissioning costs of BV Unit 1 and BV Unit 2.

         On July 18, 1996, the PUC issued a Proposed Policy Statement Regarding Nuclear Decommissioning Cost Estimation and Cost Recovery for the purpose of obtaining comments from the public. The proposed policy includes guidelines for a site-specific study to estimate the cost of decommissioning. Guidelines require that studies be performed at least every five years, address radiological and non-radiological costs, and include a contingency factor of not more than 10 percent. Under the proposed policy, annual decommissioning funding levels are based on an annuity calculation recognizing inflation in the cost estimates and earnings on fund assets. With respect to the transition to a competitive generation market, the Customer Choice Act requires that utilities include a plan to mitigate any shortfall in decommissioning trust fund payments for the life of the facility with any future decommissioning filings. Consistent with this requirement, Duquesne has increased its nuclear decommissioning funding by $5 million under the PUC-approved plan for the sale of Duquesne's ownership interest in Ft. Martin. (See "Mitigation Plan" discussion on page 5.) These additional annual contributions bring the total annual funding to approximately $9 million. Also, on October 17, 1996, the PUC adopted an Accounting Order filed by Duquesne to recognize the increased funding as part of Duquesne's cost of service. Duquesne expects to receive approval from the Internal Revenue Service (IRS) for qualification of 100 percent of additional nuclear decommissioning trust funding for BV Unit 2 and Perry Unit 1, and 79 percent for BV Unit 1.

         Duquesne records nuclear decommissioning expense under the category of depreciation and amortization expense and accrues a liability, equal to that amount, for nuclear decommissioning costs. Funding for nuclear decommissioning costs is deposited in external, segregated trust accounts and may be invested in a portfolio of corporate common stock and debt securities, municipal bonds, certificates of deposit and United States government securities. Trust fund earnings increase the fund balance and the recorded liability. The market value of the aggregate trust fund balances at December 31, 1996 totaled approximately $33.7 million. On Duquesne's consolidated balance sheet, the decommissioning trusts have been reflected in other long-term investments, and the related liability has been recorded as other non-current liabilities.

Nuclear Insurance
-------------------------------------------------------------------------------

         The Price-Anderson Amendments to the Atomic Energy Act of 1954 limit public liability from a single incident at a nuclear plant to $8.9 billion. The maximum available private primary insurance of $200 million has been purchased by Duquesne. Additional protection of $8.7 billion would be provided by an assessment of up to $79.3 million per incident on each nuclear unit in the United States. Duquesne's maximum total possible assessment, $59.4 million, which is based on its ownership or leasehold interests in three nuclear generating units, would be limited to a maximum of $7.5 million per incident per year. This assessment is subject to indexing for inflation and may be subject to state premium taxes. If funds prove insufficient to pay claims, the United States Congress could impose other revenue-raising measures on the nuclear industry.

         Duquesne's share of insurance coverage for property damage, decommissioning and decontamination liability is $1.2 billion. Duquesne would be responsible for its share of any damages in excess of insurance coverage. In addition, if the property damage reserves of Nuclear Electric Insurance Limited
(NEIL), an industry mutual insurance company that provides a portion of this coverage, are inadequate to cover claims arising from an incident at any United States nuclear site covered by that insurer, Duquesne could be assessed retrospective premiums totaling a maximum of $7.3 million.

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


Spent Nuclear Fuel Disposal
-------------------------------------------------------------------------------

         The Nuclear Waste Policy Act of 1982 established a policy for handling and disposing of spent nuclear fuel and a policy requiring the establishment of a final repository to accept spent nuclear fuel. Electric utility companies have entered into contracts with the United States Department of Energy (DOE) for the permanent disposal of spent nuclear fuel and high-level radioactive waste in compliance with this legislation. The DOE has indicated that its repository under these contracts will not be available for acceptance of spent nuclear fuel before 2010. On July 23, 1996, the U.S. Court of Appeals for the District of Columbia Circuit, in response to a suit brought by 25 electric utilities and 18 states and state agencies, unanimously ruled that the DOE has a legal obligation to begin taking spent nuclear fuel by January 31, 1998. The DOE has not yet established an interim or permanent storage facility, and has indicated that it will be unable to begin acceptance of spent nuclear fuel for disposal by January 31, 1998. Further, Congress is considering amendments to the Nuclear Waste Policy Act of 1982 that could give the DOE authority to proceed with the development of a federal interim storage facility. In the event the DOE does not begin accepting spent nuclear fuel, existing on-site spent nuclear fuel storage capacities at BV Unit 1, BV Unit 2 and Perry Unit 1 are expected to be sufficient until 2016 (end of operating license), 2013 and 2011, respectively.

         On January 31, 1997, Duquesne joined 35 other electric utilities and 46 states, state agencies and regulatory commissions in filing a suit in the U.S. Court of Appeals for the District of Columbia against the DOE. The suit requests the court to suspend the utilities' payments into the Nuclear Waste Fund and to place future payments into an escrow account until the DOE fulfills its obligation to accept spent nuclear fuel. Significant additional expenditures for the storage of spent nuclear fuel at BV Unit 2 and Perry Unit 1 could be required if the DOE does not fulfill its obligation to accept spent nuclear fuel.


Uranium Enrichment Decontamination and Decommissioning
-------------------------------------------------------------------------------

         Nuclear reactor licensees in the United States are assessed annually for the decontamination and decommissioning of DOE uranium enrichment facilities. Assessments are based on the amount of uranium a utility had processed for enrichment prior to enactment of the National Energy Policy Act of 1992 (NEPA) and are to be paid by such utilities over a 15-year period. At December 31, 1996, Duquesne's liability for contributions was approximately $9.3 million (subject to an inflation adjustment). Contributions, when made, are currently recovered from customers through the ECR.

Environmental Matters
-------------------------------------------------------------------------------

         The Comprehensive Environmental Response, Compensation and Liability Act of 1980 and the Superfund Amendments and Reauthorization Act of 1986 (Superfund) established a variety of informational and environmental action programs. The United States Environmental Protection Agency (EPA) informed Duquesne of its potential involvement in three hazardous waste sites. Duquesne reached agreements to make de minimus financial payments in 1995 related to two sites in order to resolve any associated liability. Related to the remaining site, Duquesne believes that available defenses, along with other factors (including overall limited involvement, low estimated remediation costs and other solvent, potentially responsible parties) will limit any potential liability that Duquesne may have for cleanup costs. Duquesne believes that any settlement or associated costs related to the remaining site will not have a materially adverse effect on its financial position, results of operations or cash flows.

         As required by Title V of the Clean Air Act Amendments (Clean Air Act), Duquesne filed comprehensive air operating permit applications for Cheswick, Elrama, BI and Phillips during the last half of 1995. These applications are still pending approval. Duquesne also filed its Title IV Phase II Clean Air Act compliance plan with the PUC on December 27, 1995.

         Although Duquesne believes it has satisfied all of the Phase I Acid Rain Program requirements of the Clean Air Act, Phase II Acid Rain Program requires significant additional reductions of sulfur dioxide (SO\\2\\) and oxides of nitrogen (NO\\X\\) by the year 2000. Duquesne currently has 662 MW of nuclear capacity and 1,187 MW of coal capacity equipped with SO\\2\\ emission-reducing equipment (including 300 MW of property held for future use at Phillips). Through the year 2000, Duquesne is considering a combination of compliance methods that include fuel switching; increased use of, and improvements in, SO\\2\\ emission-reducing equipment; low NO\\X\\ burner technology; and the purchase of emission allowances for those remaining stations not in compliance.

         In addition to the Title IV Acid Rain Program requirements, Duquesne is responsible for additional NO\\X\\ reduction requirements to meet Ozone Ambient Air Quality Standards under Title I of the Clean Air Act. Flue gas conditioning and post-combustion NO\\X\\ reduction technologies may be employed if economically justified. Also, Duquesne is examining and developing innovative emissions technologies designed to reduce costs. Duquesne continues to work with the operators of its jointly owned stations to implement cost-effective compliance strategies to meet these requirements.

         Duquesne is closely monitoring other potential future air quality programs and air emission control requirements that could result from more stringent ambient air quality and emission standards for SO\\2\\ and NO\\X\\ particulates and other by-products of coal combustion. Duquesne expects the Pennsylvania Department of Environmental Protection (DEP) to finalize in 1997 a regulation to implement the additional NO\\X\\ control requirements that were recommended by the Ozone Transport Commission. The estimated costs to comply with this program have been included in Duquesne's capital cost estimates through the year 2000. Since other potential programs are in various stages of discussion and consideration, it is impossible to make reasonable estimates of the potential costs and impacts, if any. Duquesne currently estimates that additional capital costs to comply with Clean Air Act requirements through the year 2000 will be approximately $20 million.

         Duquesne has developed, patented and installed low NO\\X\\ burner technology for the Elrama boilers. These cost-effective NO\\X\\ reduction systems installed on the Elrama roof-fired boilers were specified as the benchmark for the industry for this class of boilers in the EPA's final Group II rulemaking. Duquesne is also currently evaluating additional low-cost, developmental NO\\X\\ reduction technologies at Cheswick and Elrama. An Artificial Neural Network control system enhancement, co-sponsored by the Electric Power Research Institute and Duquesne, will be demonstrated at Cheswick. The Gas Research Institute and Duquesne are sponsoring a targeted natural gas reburn demonstration at Elrama. Both demonstrations were initiated in 1996 and will be completed in 1997.

         In 1992, the DEP issued Residual Waste Management Regulations governing the generation and management of non-hazardous residual waste, such as coal ash. Duquesne is assessing the sites it utilizes and has developed compliance strategies that are currently under review by the DEP. Capital costs of $2.5 million were incurred by Duquesne in 1996 to comply with these DEP regulations. Based on information currently available, an additional $2.8 million will be spent in 1997. The additional capital cost of compliance through the year 2000 is estimated, based on current information, to be $15 million. This estimate is subject to the results of groundwater assessments and DEP final approval of compliance plans.

         Duquesne is involved in various other environmental matters. Duquesne believes that such matters, in total, will not have a materially adverse effect on its financial position, results of operations or cash flows.


Outlook
-------------------------------------------------------------------------------

Competition

         The electric utility industry continues to undergo fundamental change in response to open transmission access and increased availability of energy alternatives. Under historical PUC ratemaking, regulated electric utilities were granted exclusive geographic franchises to sell electricity in exchange for making investments and incurring obligations to serve customers under the then-existing regulatory framework. Through the ratemaking process, those prudently incurred costs were recovered from customers, along with a return on the investment. Additionally, certain operating costs were approved for deferral for future recovery from customers. As a result of this historical ratemaking process, utilities have assets recorded on their balance sheets at above-market costs and have commitments to purchase power at above-market prices (transition costs).

         In Pennsylvania, under the Customer Choice Act which became effective on January 1, 1997, consumers in a utility's traditional franchised territory will ultimately be able to purchase electricity at market prices from a variety of electric generation suppliers. Before the phase-in to customer choice begins in 1999, the PUC expects utilities to take vigorous steps to mitigate transition costs as much as possible without increasing the price they currently charge customers. The PUC will determine what portion of a utility's remaining transition costs will be recoverable from customers through a CTC. This charge will be paid by consumers who choose alternative generation suppliers as well as customers who choose their franchised utility. The CTC could last as long as 2005, providing a utility a total of up to nine years to recover transition costs. An overall four-and-one-half year price cap will be imposed on the transmission and distribution charges of electric utility companies. Additionally, electric utility companies may not increase the generation price component of prices as long as transition costs are being recovered, with certain exceptions. If a utility ultimately is unable to recover its transition costs within this pricing structure and timeframe, the costs will be written off.

         Duquesne has already been effective in mitigating its exposure to transition costs. As the following table demonstrates, generating plant, decommissioning and related regulatory asset costs have been reduced by approximately $400 million during the past two years. These reductions have resulted from a variety of strategies, such as selling generating assets, accelerating recovery of fixed costs, increasing nuclear decommissioning charges and reducing capitalized costs. Duquesne expects to continue these steps to address its remaining transition costs. The Customer Choice Act provides another option to mitigate transition costs. With PUC approval, utilities are permitted to issue transition bonds with a maturity of 10 years or less. Proceeds can be used to reduce transition costs. Duquesne is currently reviewing this alternative as well as others to further mitigate its transition costs. (See "Regulation" and "Rate Matters" discussions on pages 1 and 5.)


Potential Transition Costs
-------------------------------------------------------------------------------
                                                  December 31,      January 1,
                                                      1996             1995
                                              (Amounts in Millions of Dollars)
-------------------------------------------------------------------------------
Nuclear plant                                        $  910.5        $1,149.0
Generation-related regulatory assets                    417.9           495.8
BV Unit 2 lease                                         399.1           401.0
Unfunded generating plant decommissioning               299.5           371.0
Phillips                                                 78.3            78.3
Warwick Mine                                             15.3            25.0
Purchase power contracts                                   --              --
-------------------------------------------------------------------------------
 Total                                               $2,120.6        $2,520.1
===============================================================================

         Any estimate of transition costs, including those in the table above, is forward-looking and is highly dependent on estimates of the future market prices for electric power. Higher market prices for electricity reduce transition cost exposure, while lower market prices increase exposure. As part of its transition filing, Duquesne is proposing to make a long-term sale of electricity during the transition period to determine the market rate for power. In addition to market-related impacts, any estimate of the ultimate level of transition costs also depends on, among other things, the extent to which such costs are deemed recoverable by the PUC, the ongoing level of Duquesne's costs of operations, regional and national economic conditions, and growth of Duquesne's sales. Duquesne anticipates making its transition filing, including the identification of potential transition costs, as required by the PUC by August 1, 1997. The PUC is expected to rule on Duquesne's ability to recover these costs through a CTC by May 1, 1998. Duquesne believes, based upon prior rulings of the PUC, that it is entitled to recover substantially all of its transition costs, but cannot predict the outcome of this regulatory process. In the event that the PUC rules that any or all of these transition costs cannot be recovered through a CTC mechanism or Duquesne fails to satisfy the requirements of SFAS No. 71, these costs will be written off. As Duquesne has substantial exposure to transition costs relative to its size, significant transition cost write-offs could have a materially adverse effect on Duquesne's financial position, results of operations and cash flows. Various financial covenants and restrictions could be violated if substantial write-off of assets or recognition of liabilities occurs.

         In addition to the mitigation of transition costs, Duquesne has been preparing for competition in a variety of ways. Duquesne has been building its financial strength through the retirement and refinancing of long-term debt. In 1995, Duquesne's restrictive first mortgage bond indenture was replaced with a new indenture with more flexible provisions. In 1996, Duquesne issued MIPS to further add to its financial flexibility and creditworthiness.

         Duquesne has better positioned its business for competition through improving operations and enhancing customer relations. In recognition of impending industry competition and in an effort to optimize its generation resources, in 1989 Duquesne signed a contract with Delmarva Power for a bulk power sale for a period of 20 years. This initiative would have resulted in the refurbishment and return to service of Duquesne's cold-reserved generating stations. Following the plan's failure to receive regulatory approval, in 1990 Duquesne announced a second long-term power sale initiative to restart these power plants. This plan would have provided significant impetus to economic development in Pennsylvania as well as providing Duquesne's customers with substantial benefits in the form of lower rates. Duquesne's efforts to upgrade and maintain the cold-reserved units have enabled Duquesne to utilize the BI units to meet peak demand during periods of extreme weather in recent years and have enabled the BI units to more quickly return to service as part of the Ft. Martin sale. In 1991, Duquesne reorganized into strategic business units along market lines and instituted cost reduction targets for capital, operation and maintenance, and inventory expenditures. Workforce reductions were achieved primarily through attrition. Since 1989 Duquesne has reduced its number of employees by 25 percent. Recently, Duquesne signed a three-year contract extension with its bargaining unit employees through September 2001. Throughout the period, Duquesne has been aggressively reducing its fuel costs, achieving a 13 percent reduction in the unit cost of fuel since 1990. These measures have enabled Duquesne to reduce its rates by nearly 36 percent, in real terms, since 1990. When considering the price freeze component of Duquesne's Mitigation Plan, prices will have declined by nearly 50 percent in real terms during the decade of the 1990s. From a customer relations standpoint, Duquesne negotiated long-term contracts with more than 30 key industrial and commercial customers and was recognized in 1996 for its economic development efforts in attracting major new industrial expansions. In 1995, Duquesne became one of the first electric utilities in the country to offer a full customer service guarantee and also guaranteed to match any competing electricity supplier's price for new businesses or for the expansion of existing businesses. Duquesne also is offering to customers increased bill-paying options, including an advanced technology service that enables customers to electronically receive and pay their electric bills. This service assists major customers just as its earlier Electricheck option helped smaller commercial and residential customers. Additionally, Duquesne will be positioned to offer customers a wide range of new services with the Customer Advanced Reliability System (CARS). Utility customers will be linked to CARS by encoder receiver transmitters contained in new or retrofitted electric meters. Data communications offered by this technology are expected to result in improved reliability, security, and customer satisfaction.

         At the national level, in 1996 the FERC issued two related final rules that address the terms on which electric utilities will be required to provide wholesale suppliers of electric energy with non-discriminatory access to the utility's wholesale transmission system. The first rule, Order No. 888, requires each public utility that owns, controls or operates interstate transmission facilities to file a tariff offering unbundled transmission services containing non-rate terms that conform to the FERC's pro forma tariff. Order No. 888 also allows full recovery of prudently incurred costs from departing customers. FERC deferred to state regulators with respect to retail access, recovery of retail transition costs and the scope of state regulatory jurisdiction. The second rule, Order No. 889, prohibits transmission owners and their affiliates from gaining preferential access to information concerning transmission and establishes a code of conduct to ensure the complete separation of a utility's wholesale power marketing and transmission operation functions.

         Finally, the FERC simultaneously issued a new Notice of Proposed Rulemaking (NOPR) on Capacity Reservation Open Access Transmission Tariffs
(CRT), which would require all market participants to reserve firm capacity rights between designated receipt and delivery points. If adopted, the CRT would replace the open access pro forma tariff implemented in Order No. 888. (See "Transmission Access" discussion below.)

         Duquesne is aware of the foregoing state and federal regulatory and business uncertainties and is attempting to position itself to effectively operate in a more competitive environment.


Transmission Access

         In March 1994, Duquesne submitted, pursuant to the Federal Power Act, two separate "good faith" requests for transmission service with APS and the Pennsylvania-New Jersey-Maryland Interconnection Association (PJM Companies). Because of a lack of progress on pricing and other issues, Duquesne subsequently filed with the FERC applications for transmission service. In May 1995, the FERC instructed APS and the PJM Companies to provide transmission service to Duquesne and directed the parties to negotiate specific rates, terms and conditions. No terms were agreed to, and briefs were filed with the FERC outlining the areas of disagreement. The matter is now pending before the FERC. In July 1996, Duquesne filed with the FERC a request for acceptance of a capacity reservation tariff to replace the previously filed FERC Order No. 888 pro forma tariff. (See "Competition" discussion on page 13.) Duquesne's tariff proposes to adopt marginal cost pricing for transmission service on Duquesne's transmission system. In February 1997, the FERC rejected Duquesne's tariff filing, but permitted Duquesne to request a hearing to determine whether Duquesne's tariff is just and reasonable as well as consistent with or superior to the Order No. 888 pro forma tariff. Duquesne has requested such a hearing.

         Duquesne is currently evaluating the impact of FERC regulatory actions on these proceedings. Duquesne cannot predict the final outcome of these proceedings.


Beaver Valley Power Station (BVPS) Steam Generators

         BVPS's two units are equipped with steam generators designed and built by Westinghouse Electric Corporation (Westinghouse). Similar to other Westinghouse nuclear plants, outside diameter stress corrosion cracking (ODSCC) has occurred in the steam generator tubes of both units. The units continue to have the capability to operate at 100 percent reactor power although 15 percent of BV Unit 1 and 2 percent of BV Unit 2 steam generator tubes have been removed from service. Material acceleration in the rate of ODSCC could lead to a loss in plant efficiency and significant repairs or replacement of BV Unit 1 steam generators. The total replacement cost of the BV Unit 1 steam generators is estimated at $125 million, $59 million of which would be Duquesne's responsibility. The earliest that the BV Unit 1 steam generators could be replaced during a scheduled refueling outage is the fall of 2000.


Other
-------------------------------------------------------------------------------

Retirement Plan Measurement Assumptions

         Duquesne increased the discount rate used to determine the projected benefit obligation on Duquesne's retirement plans at December 31, 1996 to 7.5 percent. The assumed change in future compensation levels and assumed rate of return on plan assets were also increased to reflect current market and economic conditions. The effects of these changes on Duquesne's retirement plan obligations are reflected in the amounts shown in "Employee Benefits," Note N to the consolidated financial statements, on page 55. The resulting change in related expenses for subsequent years is not expected to be material.

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

                      ----------------------------------

Executive Officers of the Registrant

         Set forth below are the names, ages as of March 1, 1997, positions and brief accounts of the business experience during the past five years of the executive officers of Duquesne.


      Name                                           Age                           Office
------------------                                  ----       --------------------------------------------------------
David D. Marshall                                   44         President and Chief Executive Officer since August 1996.
                                                                 President and Chief Operating Officer from February
                                                                 1995 to August 1996. Executive Vice President from
                                                                 February 1992 to February 1995, Assistant to the
                                                                 President from October 1990 to February 1992, and
                                                                 Vice President - Corporate Development from August
                                                                 1987 to February 1992.

Gary L. Schwass                                     51         Senior Vice President since February 1995 and Chief
                                                                 Financial Officer since July 1989. Vice President -
                                                                 Finance from May 1988 to February 1995.

James E. Cross                                      50         President, Generation Group since September 1996.
                                                                 Senior Vice President - Nuclear since February 1995.
                                                                 Vice President - Nuclear from September 1994 to
                                                                 February 1995. Formerly Vice President, Thermal
                                                                 Operations, and Chief Nuclear Officer of Portland
                                                                 General Electric from May 1993 to September 1994;
                                                                 and Vice President and Chief Nuclear Officer of
                                                                 Portland General Electric from December 1991 to
                                                                 May 1993.

Dianna L. Green                                     50         Senior Vice President - Customer Operations since
                                                                 April 1995. Senior Vice President - Administration
                                                                 from February 1995 to April 1995. Vice President -
                                                                 Administrative Services from August 1988 to
                                                                 February 1995.

Gary R. Brandenberger                               59         Vice President - Power Supply since August 1986.

William J. DeLeo                                    46         Vice President - Marketing and Corporate
                                                                 Performance since April 1995. Vice President -
                                                                 Corporate Performance and Information Services
                                                                 from January 1991 to April 1995.

Victor A. Roque                                     50         Vice President since April 1995 and General Counsel
                                                                 since November 1994. Previously Vice President,
                                                                 General Counsel and Secretary for Orange and
                                                                 Rockland Utilities from April 1989 to November 1994.

Donald J. Clayton                                   42         Treasurer since January 1995. Assistant Treasurer
                                                                 from May 1990 to January 1995.

Morgan K. O'Brien                                   36         Controller and Principal Accounting Officer since
                                                                 October 1995. Assistant Controller from
                                                                 December 1993 to October 1995. Manager,
                                                                 Corporate Taxes, from September 1991 to
                                                                 December 1993.

Item 2.  Properties.

         Duquesne's properties consist of electric generating stations, transmission and distribution facilities, and supplemental properties and appurtenances, comprising as a whole an integrated electric utility system, located in Allegheny, Beaver and Westmoreland counties in southwestern Pennsylvania.

         Duquesne owns all or a portion of the following generating units except Beaver Valley Unit 2, which is leased.

                                               Duquesne's
                                                Share of          Net Plant Output
                                                 Capacity            Year Ended
                                               (Megawatts)        December 31, 1996
 Name and Location                Type      Summer    Winter      (Megawatt-hours)
------------------                ----      ------    -----       -----------------
Cheswick                            Coal         562     570          3,101,155
 Springdale, Pa.
Elrama                              Coal         474     487          2,572,107
 Elrama, Pa.
Sammis Unit 7 (1)                   Coal         187     187          1,058,157
 Stratton, Ohio
Eastlake Unit 5 (1)                 Coal         186     186            972,750
 Eastlake, Ohio
Beaver Valley Unit 1 (1)         Nuclear         385     385          2,713,594
 Shippingport, Pa.
Beaver Valley Unit 2 (1)         Nuclear         113     113            674,893
 Shippingport, Pa.
Perry Unit 1 (1)                 Nuclear         161     164          1,026,442
 North Perry, Ohio
Bruce Mansfield Unit 1 (1)          Coal         228     228            965,248
 Shippingport, Pa.
Bruce Mansfield Unit 2 (1)          Coal          62      62            285,792
 Shippingport, Pa.
Bruce Mansfield Unit 3 (1)          Coal         110     110            480,342
 Shippingport, Pa.
Ft. Martin Unit 1 (2)               Coal         276     276          1,215,111
Brunot Island
 Brunot Island, Pa.                  Oil         166     178             (6,846)
                                               -----   -----         ----------
Total                                          2,910   2,946         15,058,745
                                                                     ==========
Property held for future use:
 Brunot Island                       Oil          92     128
 Phillips                           Coal         300     300
                                               -----   -----
    Total                                      3,302   3,374
                                               =====   =====

(1) Amounts represent Duquesne's share of the unit which is owned by Duquesne in common with one or more other electric utilities (or, in the case of Beaver Valley Unit 2, leased by Duquesne).

(2) Amount represents Duquesne's share of the unit, which was sold on October 31, 1996.

         Duquesne owns 24 transmission substations (including interests in common in the step-up transformers at Sammis Unit 7; Eastlake Unit 5; Bruce Mansfield Unit 1; Beaver Valley Unit 1; Beaver Valley Unit 2; Perry Unit 1; Bruce Mansfield Unit 2; and Bruce Mansfield Unit 3) and 562 distribution substations. Duquesne has 714 circuit-miles of transmission lines, comprising 345,000, 138,000 and 69,000 volt lines. Street lighting and distribution circuits of 23,000 volts and less include approximately 50,000 miles of lines and cable.

         Duquesne owns the Warwick Mine, including 4,849 acres owned in fee of unmined coal lands and mining rights, located on the Monongahela River in Greene County, Pennsylvania, approximately 83 river miles from Pittsburgh. (See Item 1. BUSINESS. "Fossil Fuel" discussion on page 9.)

         Additional information relating to Item 2. PROPERTIES, is set forth in Note D, "Property, Plant and Equipment," of the consolidated financial statements for year ended December 31, 1996, on page 42. The information is incorporated here by reference.


Item 3.  Legal Proceedings.

Rate-Related Legal Proceedings, Property, Plant and Equipment-Related Legal Proceedings and Environmental Legal Proceedings
--------------------------------------------------------------------------------

Eastlake Unit 5

         In September 1995, Duquesne commenced arbitration against CEI, seeking damages, termination of the Operating Agreement for Eastlake Unit 5 (Eastlake) and partition of the parties' interests in Eastlake through a sale and division of the proceeds. The arbitration demand alleged, among other things, the improper allocation by CEI of fuel and related costs; the mismanagement of the administration of the Saginaw coal contract in connection with the closing of the Saginaw mine, which historically supplied coal to Eastlake; and the concealment by CEI of material information. In October 1995, CEI commenced an action against Duquesne in the Court of Common Pleas, Lake County, Ohio seeking to enjoin Duquesne from taking any action to effect a partition on the basis of a waiver of partition covenant contained in the deed to the land underlying Eastlake. CEI also seeks monetary damages from Duquesne for alleged unpaid joint costs in connection with the operation of Eastlake. Duquesne removed the action to the United States District Court for the Northern District of Ohio, Eastern Division, where it is now pending. Currently, the parties are engaged in settlement discussions. To provide the parties with the opportunity to settle their claims, the court has postponed litigation proceedings until April 1, 1997.

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


                                    Part II


Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

         Duquesne's common stock is not publicly traded. Effective July 7, 1989, Duquesne became a wholly owned subsidiary of DQE, the holding company formed as part of a shareholder-approved restructuring. As a result of the restructuring, Duquesne's shareholders received DQE common stock in exchange for their shares of Duquesne common stock, which were cancelled. DQE owns all of Duquesne's outstanding common stock, which consists of 10 shares. As such, this item is not applicable to Duquesne because all its common equity is held solely by DQE. During 1996 and 1995, Duquesne declared quarterly dividends on its common stock totaling $276 million and $144 million, respectively.


Item 6.  Selected Financial Data.

         Selected financial data for Duquesne for each of the six years in the period ended December 31, 1996, are set forth on page 59. The financial data is incorporated here by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Management's discussion and analysis of financial condition and results of operations are set forth in Item 1. BUSINESS. The discussion and analysis are incorporated here by reference.


Item 8.  Consolidated Financial Statements and Supplementary Data.

         The Consolidated Balance Sheet of Duquesne Light Company and its subsidiary as of December 31, 1996 and 1995, and the related Statements of Consolidated Income, Retained Earnings and Cash Flows for each of the three years in the period ended December 31, 1996, together with the Independent Auditors' Report dated January 28, 1997, are set forth in pages 34 to 58 of this Report. The consolidated financial statements and report are incorporated here by reference. Quarterly financial information is included on page 58 in Note O to Duquesne's consolidated financial statements and is incorporated here by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

 None.


                                    Part III

Item 10.  Directors and Executive Officers of the Registrant.

         All directors of DQE are also directors of Duquesne. Information relating to DQE's and Duquesne's board of directors is set forth on page 6 of the 1996 DQE Annual Report to Shareholders filed here as part of this Report in
Exhibit 99.2. The information is incorporated here by reference. Information relating to the executive officers of the Registrant is set forth in Part I of this Report under the caption "Executive Officers of the Registrant."


Item 11.  Executive Compensation.

         The information relating to executive compensation is set forth in
Exhibit 99.1, filed as part of this Report. The information is incorporated here by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         DQE is the beneficial owner and holder of all shares of outstanding Common Stock, $1 par value, of Duquesne Light, consisting of 10 shares as of February 21, 1997. Information relating to the ownership of equity securities of DQE and Duquesne Light by directors and executive officers of Duquesne Light is set forth in Exhibit 99.1, filed as part of this Report. The information is incorporated here by reference.


Item 13.  Certain Relationships and Related Transactions.

 None.

                                    Part IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

 (a)(1) The following information is set forth here on pages 34 through 58:

 Report of Independent Certified Public Accountants.

 Statement of Consolidated Income for the Three Years Ended December 31, 1996.

 Consolidated Balance Sheet, December 31, 1996 and 1995.

 Statement of Consolidated Cash Flows for the Three Years Ended
   December 31, 1996.

 Statement of Consolidated Retained Earnings for the Three Years Ended
   December 31, 1996.

 Notes to Consolidated Financial Statements.

         (a)(2) The following financial statement schedule and the related Report of Independent Certified Public Accountants (See pages 32 and 34.) are filed here as a part of this Report:

 Schedule for the Three Years Ended December 31, 1996:

  II-  Valuation and Qualifying Accounts.

         The remaining schedules are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the financial statements or notes to the financial statements.

         (a)(3) Exhibits are set forth in the Exhibits Index on pages 21 through 31, and incorporated here by reference. Documents other than those designated as being filed here are incorporated here by reference. Previously filed documents incorporated by reference to a DQE Annual Report on Form 10-K, a Quarterly Report on Form 10-Q or a Current Report on Form 8-K are at Securities and Exchange Commission File No. 1-10290. Documents incorporated by reference to a Duquesne Light Company Annual Report on Form 10-K, Quarterly Report on
Form 10-Q or a Current Report on Form 8-K are at Securities and Exchange Commission File No. 1-956. The Exhibits include the management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(d)(10)(iii), of Regulation S-K.

         (b) Reports on Form 8-K filed during the twelve months ended December 31, 1996:

     (1) May 13, 1996 - The following event was reported:

           Item 7. Statement re: Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred and Preference Stock Dividend Requirements.

           No financial statements were filed with this report.

                                        Exhibits Index

  Exhibit                                                                     Method of
    No.                           Description                                  Filing
 --------    --------------------------------------------------     ----------------------------

    3.1      Restated Articles of Duquesne Light Company, as        Exhibit 3.1 to the Form 10-K
             amended through December 19, 1991 and as currently     Annual Report of Duquesne
             in effect.                                             Light Company for the year
                                                                    ended December 31, 1991.

    3.2      By-Laws of Duquesne Light Company, as amended          Filed here.
             through December 18, 1996 and as currently in effect.

    4.1      Indenture dated March 1, 1960, relating to Duquesne    Exhibit 4.3 to the Form 10-K
             Light Company's 5% Sinking Fund Debentures.            Annual Report of DQE for the
                                                                    year ended December 31, 1989.

    4.2      Indenture of Mortgage and Deed of Trust dated as of    Exhibit 4.3 to Registration
             April 1, 1992, securing Duquesne Light Company's       Statement (Form S-3)
             First Collateral Trust Bonds.                          No. 33-52782.

    4.3      Supplemental Indentures supplementing the said
             Indenture of Mortgage and Deed of Trust -

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

             Supplemental Indenture No. 10 through Supplemental     Exhibit 4.4 to the Form 10-K
             Indenture No. 12.                                      Annual Report of Duquesne
                                                                    Light Company for the year
                                                                    ended December 31, 1995.

             Supplemental Indenture No. 13.                         Filed here.

    4.4      Amended and Restated Agreement of Limited Partnership  Filed here.
             of Duquesne Capital L.P., dated as of May 14, 1996.

    4.5      Payment and Guarantee Agreement dated as of May 14,    Filed here.
             1996 by Duquesne Light Company with respect to MIPS.

    4.6      Indenture dated as of May 1, 1996 by Duquesne Light    Filed here.
             Company to the First National Bank of Chicago as
             Trustee.


  Exhibit                                                                      Method of
    No.                           Description                                   Filing
 --------  ---------------------------------------------------------   -------------------------
           Agreements relating to Jointly Owned Generating Units:

  10.1     Administration Agreement dated as of September 14, 1967.    Exhibit 5.8 to Registration
                                                                       Statement (Form S-7)
                                                                       No. 2-43106.

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

  10.10    Basic Operating Agreement, as amended January 1, 1993.      Exhibit 10.10 to the Form 10-K
                                                                       Annual Report of Duquesne
                                                                       Light Company for the year
                                                                       ended December 31, 1993.

  10.11    Amendment No. 1 dated December 23, 1993 to                  Exhibit 10.11 to the Form 10-K
           Transmission Facilities Agreement (as of January 1, 1993).  Annual Report of Duquesne
                                                                       Light Company for the year
                                                                       ended December 31, 1993.


  Exhibit                                                                    Method of
    No.                           Description                                 Filing
 --------  ---------------------------------------------------      ------------------------------
  10.12    Microwave Sharing Agreement (as amended                  Exhibit 10.12 to the Form 10-K
           January 1, 1993) dated December 23, 1993.                Annual Report of Duquesne
                                                                    Light Company for the year
                                                                    ended December 31, 1993.

  10.13    Agreement (as of September 1, 1980) dated                Exhibit 10.13 to the Form 10-K
           December 23, 1993 for termination or construction        Annual Report of Duquesne
           of certain agreements.                                   Light Company for the year
                                                                    ended December 31, 1993.

  10.14    Fort Martin Power Station Asset Purchase Agreement       Exhibit 10.17 to the Form 10-K
           dated as of November 28, 1995.                           Annual Report of Duquesne
                                                                    Light Company for the year
                                                                    ended December 31, 1995.


                 Agreements relating to the Sale and Leaseback
                          of Beaver Valley Unit No. 2:


  10.15    Order of the Pennsylvania Public Utility Commission      Exhibit 28.2 to the Form 10-Q
           dated September 25, 1987 regarding the application       Quarterly Report of Duquesne
           of the Duquesne Light Company under Section 1102(a)(3)   Light Company for the quarter
           of the Public Utility Code for approval in connection    ended September 30, 1987.
           with the sale and leaseback of its interest in
           Beaver Valley Unit No. 2.

  10.16    Order of the Pennsylvania Public Utility Commission      Exhibit 10.28 to the Form 10-K
           dated October 15, 1992 regarding the Securities          Annual Report of Duquesne
           Certificate of Duquesne Light Company for the            Light Company for the year
           assumption of contingent obligations under               ended December 31, 1992.
           financing agreements in connection with the
           refunding of Collateralized Lease Bonds.

  x10.17   Facility Lease dated as of September 15, 1987 between    Exhibit (4)(c) to Registration
           The First National Bank of Boston, as Owner Trustee      Statement (Form S-3)
           under a Trust Agreement dated as of September 15, 1987   No. 33-18144.
           with the limited partnership Owner Participant named
           therein, Lessor, and Duquesne Light Company, Lessee.

  y10.18   Facility Lease dated as of September 15, 1987 between    Exhibit (4)(d) to Registration
           The First National Bank of Boston, as Owner Trustee      Statement (Form S-3)
           under a Trust Agreement dated as of September 15,        No. 33-18144.
           1987, with the corporate Owner Participant named
           therein, Lessor, and Duquesne Light Company, Lessee.

  x10.19   Amendment No. 1 dated as of December 1, 1987 to          Exhibit 10.30 to the Form 10-K
           Facility Lease dated as of September 15, 1987 between    Annual Report of Duquesne
           The First National Bank of Boston, as Owner Trustee      Light Company for the year
           under a Trust Agreement dated as of September 15, 1987   ended December 31, 1987.
           with the limited partnership Owner Participant named
           therein, Lessor, and Duquesne Light Company, Lessee.


  Exhibit                                                                     Method of
    No.                           Description                                   Filing
 --------  ------------------------------------------------------   -----------------------------------
  y10.20    Amendment No. 1 dated as of December 1, 1987 to         Exhibit 10.31 to the Form 10-K
            Facility Lease dated as of September 15, 1987 between   Annual Report of Duquesne
            The First National Bank of Boston, as Owner Trustee     Light Company for the year
            under a Trust Agreement dated as of September 15,       ended December 31, 1987.
            1987 with the corporate Owner Participant named
            therein, Lessor, and Duquesne Light Company, Lessee.

  x10.21    Amendment No. 2 dated as of November 15, 1992 to        Exhibit 10.33 to the Form 10-K
            Facility Lease dated as of September 15, 1987 between   Annual Report of Duquesne
            The First National Bank of Boston, as Owner Trustee     Light Company for the year
            under a Trust Agreement dated as of September 15, 1987  ended December 31, 1992.
            with the limited partnership Owner Participant named
            therein, Lessor, and Duquesne Light Company, Lessee.

  y10.22    Amendment No. 2 dated as of November 15, 1992 to        Exhibit 10.34 to the Form 10-K
            Facility Lease dated as of September 15, 1987 between   Annual Report of Duquesne
            The First National Bank of Boston, as Owner Trustee     Light Company for the year
            under a Trust Agreement dated as of September 15,       ended December 31, 1992.
            1987 with the corporate Owner Participant named
            therein, Lessor, and Duquesne Light Company, Lessee.

  x10.23    Amendment No. 3 dated as of October 13, 1994 to         Exhibit 10.25 to the Form 10-K
            Facility Lease dated as of September 15, 1987 between   Annual Report of Duquesne
            The First National Bank of Boston, as Owner Trustee     Light Company for the year
            under a Trust Agreement dated as of September 15, 1987  ended December 31, 1994.
            with the limited partnership Owner Participant named
            therein, Lessor, and Duquesne Light Company, Lessee.

  y10.24    Amendment No. 3 dated as of October 13, 1994 to         Exhibit 10.26 to the Form 10-K
            Facility Lease dated as of September 15, 1987 between   Annual Report of Duquesne
            The First National Bank of Boston, as Owner Trustee     Light Company for the year
            under a Trust Agreement dated as of September 15, 1987  ended December 31, 1994.
            with the corporate Owner Participant named therein,
            Lessor, and Duquesne Light Company, Lessee.

  x10.25    Participation Agreement dated as of September 15,       Exhibit (28)(a) to Registration
            1987 among the limited partnership Owner                Statement (Form S-3)
            Participant named therein, the Original Loan            No. 33-18144.
            Participants listed in Schedule 1 thereto, as Original
            Loan Participants, DQU Funding Corporation, as Funding
            Corp, The First National Bank of Boston, as Owner
            Trustee, Irving Trust Company, as Indenture Trustee and
            Duquesne Light Company, as Lessee.

  y10.26    Participation Agreement dated as of September 15, 1987  Exhibit (28)(b) to Registration
            among the corporate Owner Participant named therein,    Statement (Form S-3)
            the Original Loan Participants listed in Schedule 1     No. 33-18144.
            thereto, as Original Loan Participants, DQU Funding
            Corporation, as Funding Corp, The First National Bank
            of Boston, as Owner Trustee, Irving Trust Company, as
            Indenture Trustee and Duquesne Light Company, as
            Lessee.



  Exhibit                                                                        Method of
    No.                           Description                                      Filing
 --------  -------------------------------------------------------    --------------------------------
  x10.27    Amendment No. 1 dated as of December 1, 1987 to           Exhibit 10.34 to the Form 10-K
            Participation Agreement dated as of September 15, 1987    Annual Report of Duquesne
            among the limited partnership Owner Participant named     Light Company for the year
            therein, the Original Loan Participants listed therein,   ended December 31, 1987.
            as Original Loan Participants, DQU Funding
            Corporation, as Funding Corp, The First National Bank
            of Boston, as Owner Trustee, Irving Trust Company, as
            Indenture Trustee and Duquesne Light Company, as Lessee.

  y10.28    Amendment No. 1 dated as of December 1, 1987 to           Exhibit 10.35 to the Form 10-K
            Participation Agreement dated as of September 15, 1987    Annual Report of Duquesne
            among the corporate Owner Participant named therein,      Light Company for the year
            the Original Loan Participants listed therein,            ended December 31, 1987.
            as Original Loan Participants, DQU Funding Corporation,
            as Funding Corp, The First National Bank of Boston, as
            Owner Trustee, Irving Trust Company, as Indenture
            Trustee and Duquesne Light Company, as Lessee.

  x10.29    Amendment No. 2 dated as of March 1, 1988 to              Exhibit (28)(c)(3) to
            Participation Agreement dated as of September 15, 1987    Registration Statement
            among the limited partnership Owner Participant named     (Form S-3) No. 33-54648.
            therein, DQU Funding Corporation, as Funding Corp,
            The First National Bank of Boston, as Owner Trustee,
            Irving Trust Company, as Indenture Trustee and
            Duquesne Light Company, as Lessee.

  y10.30    Amendment No. 2 dated as of March 1, 1988 to              Exhibit (28)(c)(4) to
            Participation Agreement dated as of September 15, 1987    Registration Statement
            among the corporate Owner Participant named therein,      (Form S-3) No. 33-54648.
            DQU Funding Corporation, as Funding Corp,
            The First National Bank of Boston, as Owner Trustee,
            Irving Trust Company, as Indenture Trustee and
            Duquesne Light Company, as Lessee.

  x10.31    Amendment No. 3 dated as of November 15, 1992 to          Exhibit 10.41 to the Form 10-K
            Participation Agreement dated as of September 15, 1987    Annual Report of Duquesne
            among the limited partnership Owner Participant named     Light Company for the year
            therein, DQU Funding Corporation, as Funding Corp,        ended December 31, 1992.
            DQU II Funding Corporation, as New Funding Corp,
            The First National Bank of Boston, as Owner Trustee,
            The Bank of New York, as Indenture Trustee and
            Duquesne Light Company, as Lessee.

  y10.32    Amendment No. 3 dated as of November 15, 1992 to          Exhibit 10.42 to the Form 10-K
            Participation Agreement dated as of September 15, 1987    Annual Report of Duquesne
            among the corporate Owner Participant named therein,      Light Company for the year
            DQU Funding Corporation, as Funding Corp,                 ended December 31, 1992.
            DQU II Funding Corporation, as New Funding Corp,
            The First National Bank of Boston, as Owner Trustee,
            The Bank of New York, as Indenture Trustee and
            Duquesne Light Company, as Lessee.


  Exhibit                                                                      Method of
    No.                           Description                                    Filing
 --------  -------------------------------------------------         -----------------------------------
  x10.33    Amendment No. 4 dated as of October 13, 1994 to          Exhibit 10.35 to the Form 10-K
            Participation Agreement dated as of September 15, 1987   Annual Report of Duquesne
            among the limited partnership Owner Participant named    Light Company for the year
            therein, DQU Funding Corporation, as Funding Corp,       ended December 31, 1994.
            DQU II Funding Corporation, as New Funding Corp,
            The First National Bank of Boston, as Owner Trustee,
            The Bank of New York, as Indenture Trustee and
            Duquesne Light Company, as Lessee.

  y10.34    Amendment No. 4 dated as of October 13, 1994 to          Exhibit 10.36 to the Form 10-K
            Participation Agreement dated as of September 15, 1987   Annual Report of Duquesne
            among the corporate Owner Participant named therein,     Light Company for the year
            DQU Funding Corporation, as Funding Corp, DQU II         ended December 31, 1994.
            Funding Corporation, as New Funding Corp,
            The First National Bank of Boston, as Owner Trustee,
            The Bank of New York, as Indenture Trustee and
            Duquesne Light Company, as Lessee.

  z10.35    Ground Lease and Easement Agreement dated as of          Exhibit (28)(e) to Registration
            September 15, 1987 between Duquesne Light Company,       Statement (Form S-3)
            Ground Lessor and Grantor, and The First National Bank   No. 33-18144.
            of Boston, as Owner Trustee under a Trust Agreement
            dated as of September 15, 1987 with the limited
            partnership Owner Participant named therein,
            Tenant and Grantee.

  z10.36    Assignment, Assumption and Further Agreement dated as     Exhibit (28)(f) to Registration
            of September 15, 1987 among The First National Bank of    Statement (Form S-3)
            Boston, as Owner Trustee under a Trust Agreement dated    No. 33-18144.
            as of September 15, 1987 with the limited partnership
            Owner Participant named therein, The Cleveland Electric
            Illuminating Company, Duquesne Light Company, Ohio
            Edison Company, Pennsylvania Power Company and The
            Toledo Edison Company.

  z10.37    Additional Support Agreement dated as of September 15,    Exhibit (28)(g) to Registration
            1987 between The First National Bank of Boston, as        Statement (Form S-3)
            Owner Trustee under a Trust Agreement dated as of         No. 33-18144.
            September 15, 1987 with the limited partnership Owner
            Participant named therein, and Duquesne Light Company.

  z10.38    Indenture, Bill of Sale, Instrument of Transfer and       Exhibit (28)(h) to Registration
            Severance Agreement dated as of October 2, 1987           Statement (Form S-3)
            between Duquesne Light Company, Seller, and The First     No. 33-18144.
            National Bank of Boston, as Owner Trustee under a Trust
            Agreement dated as of September 15, 1987 with the
            limited partnership Owner Participant named therein,
            Buyer.

  z10.39    Tax Indemnification Agreement dated as of September 15,   Exhibit 28.1 to the Form 8-K
            1987 between the Owner Participant named therein and      Current Report of Duquesne
            Duquesne Light Company, as Lessee.                        Light Company dated
                                                                      November 20, 1987.



  Exhibit                                                                        Method of
    No.                           Description                                      Filing
 --------  -------------------------------------------------          -------------------------------
  z10.40    Amendment No. 1 dated as of November 15, 1992 to          Exhibit 10.48 to the Form 10-K
            Tax Indemnification Agreement dated as of September 15,   Annual Report of Duquesne
            1987 between the Owner Participant named therein and      Light Company for the year
            Duquesne Light Company, as Lessee.                        ended December 31, 1992.

  z10.41    Amendment No. 2 dated as of October 13, 1994 to Tax       Exhibit 10.43 to the Form 10-K
            Indemnification Agreement dated as of September 15, 1987  Annual Report of Duquesne
            between the Owner Participant named therein and           Light Company for the year
            Duquesne Light Company, as Lessee.                        ended December 31, 1994.

  z10.42    Extension Letter dated December 8, 1992 from              Exhibit 10.49 to the Form 10-K
            Duquesne Light Company, each Owner Participant, The       Annual Report of Duquesne
            First National Bank of Boston, the Lease Indenture        Light Company for the year
            Trustee, DQU Funding Corporation and DQU II               ended December 31, 1992.
            Funding Corporation addressed to the New Collateral
            Trust Trustee extending their respective representations
            and warranties and covenants set forth in each of the
            Participation Agreements.

  x10.43    Trust Indenture, Mortgage, Security Agreement and         Exhibit (4)(g) to Registration
            Assignment of Facility Lease dated as of September 15,    Statement (Form S-3)
            1987 between The First National Bank of Boston, as        No. 33-18144.
            Owner Trustee under a Trust Agreement dated as of
            September 15, 1987 with the limited partnership Owner
            Participant named therein, and Irving Trust Company,
            as Indenture Trustee.

  y10.44    Trust Indenture, Mortgage, Security Agreement and         Exhibit (4)(h) to Registration
            Assignment of Facility Lease dated as of September 15,    Statement (Form S-3)
            1987 between The First National Bank of Boston, as        No. 33-18144.
            Owner Trustee under a Trust Agreement dated as of
            September 15, 1987 with the corporate Owner
            Participant named therein, and Irving Trust Company,
            as Indenture Trustee.

  x10.45    Supplemental Indenture No. 1 dated as of December 1,      Exhibit 10.45 to the Form 10-K
            1987 to Trust Indenture, Mortgage, Security Agreement     Annual Report of Duquesne
            and Assignment of Facility Lease dated as of              Light Company for the year
            September 15, 1987 between The First National Bank        ended December 31, 1987.
            of Boston, as Owner Trustee under a Trust Agreement
            dated as of September 15, 1987 with the limited
            partnership Owner Participant named therein, and Irving
            Trust Company, as Indenture Trustee.

  y10.46    Supplemental Indenture No. 1 dated as of December 1,      Exhibit 10.46 to the Form 10-K
            1987 to Trust Indenture, Mortgage, Security Agreement     Annual Report of Duquesne
            and Assignment of Facility Lease dated as of              Light Company for the year
            September 15, 1987 between The First National Bank of     ended December 31, 1987.
            Boston, as Owner Trustee under a Trust Agreement
            dated as of September 15, 1987 with the corporate
            Owner Participant named therein, and Irving Trust
            Company, as Indenture Trustee.



  Exhibit                                                                         Method of
    No.                           Description                                       Filing
 --------  -------------------------------------------------------      -------------------------------
  x10.47    Supplemental Indenture No. 2 dated as of November 15,       Exhibit 10.54 to the Form 10-K
            1992 to Trust Indenture, Mortgage, Security Agreement       Annual Report of Duquesne
            and Assignment of Facility Lease dated as of September 15,  Light Company for the year
            1987 between The First National Bank of Boston, as          ended December 31, 1992.
            Owner Trustee under a Trust Agreement dated as of
            September 15, 1987 with the limited partnership Owner
            Participant named therein, and The Bank of New York,
            as Indenture Trustee.

  y10.48    Supplemental Indenture No. 2 dated as of November 15,       Exhibit 10.55 to the Form 10-K
            1992 to Trust Indenture, Mortgage, Security Agreement       Annual Report of Duquesne
            and Assignment of Facility Lease dated as of September 15,  Light Company for the year
            1987 between The First National Bank of Boston, as          ended December 31, 1992.
            Owner Trustee under a Trust Agreement dated as of
            September 15, 1987 with the corporate Owner
            Participant named therein, and The Bank of New York,
            as Indenture Trustee.

  10.49     Reimbursement Agreement dated as of October 1, 1994         Exhibit 10.51 to the Form 10-K
            among Duquesne Light Company, Swiss Bank                    Annual Report of Duquesne
            Corporation, New York Branch, as LOC Bank, Union            Light Company for the year
            Bank, as Administrating Bank, Swiss Bank                    ended December 31, 1994.
            Corporation, New York Branch, as Administrating Bank
            and The Participating Banks Named Therein.

  10.50     Collateral Trust Indenture dated as of November 15, 1992    Exhibit 10.58 to the Form 10-K
            among DQU II Funding Corporation, Duquesne Light            Annual Report of Duquesne
            Company and The Bank of New York, as Trustee.               Light Company for the year
                                                                        ended December 31, 1992.

  10.51     First Supplemental Indenture dated as of November 15,       Exhibit 10.59 to the Form 10-K
            1992 to Collateral Trust Indenture dated as of              Annual Report of Duquesne
            November 15, 1992 among DQU II Funding Corporation,         Light Company for the year
            Duquesne Light Company and The Bank of New York, as         ended December 31, 1992.
            Trustee.

  x10.52    Refinancing Agreement dated as of November 15, 1992         Exhibit 10.60 to the Form 10-K
            among the limited partnership Owner Participant             Annual Report of Duquesne
            named therein, as Owner Participant, DQU Funding            Light Company for the year
            Corporation, as Funding Corp, DQU II Funding                ended December 31, 1992.
            Corporation, as New Funding Corp, The First
            National Bank of Boston, as Owner Trustee, The Bank
            of New York, as Indenture Trustee, The Bank of New
            York, as Collateral Trust Trustee, The Bank of New York,
            as New Collateral Trust Trustee, and Duquesne Light
            Company, as Lessee.


  Exhibit                                                                          Method of
    No.                           Description                                        Filing
 --------  ---------------------------------------------------------     -------------------------------
  y10.53    Refinancing Agreement dated as of November 15, 1992          Exhibit 10.61 to the Form 10-K
            among the corporate Owner Participant named therein,         Annual Report of Duquesne
            as Owner Participant, DQU Funding Corporation,               Light Company for the year
            as Funding Corp, DQU II Funding Corporation,                 ended December 31, 1992.
            as New Funding Corp, The First National Bank of Boston,
            as Owner Trustee, The Bank of New York, as Indenture
            Trustee, The Bank of New York, as Collateral Trust Trustee,
            The Bank of New York, as New Collateral Trust Trustee,
            and Duquesne Light Company, as Lessee.

  x10.54    Addendum dated December 8, 1992 to Refinancing               Exhibit 10.62 to the Form 10-K
            Agreement dated as of November 15, 1992 among the            Annual Report of Duquesne
            limited partnership Owner Participant named therein,         Light Company for the year
            as Owner Participant, DQU Funding Corporation, as            ended December 31, 1992.
            Funding Corp, DQU II Funding Corporation, as New
            Funding Corp, The First National Bank of Boston, as
            Owner Trustee, The Bank of New York, as Indenture
            Trustee, The Bank of New York, as Collateral Trust Trustee,
            The Bank of New York, as New Collateral Trust Trustee,
            and Duquesne Light Company, as Lessee.

  y10.55    Addendum dated December 8, 1992 to Refinancing               Exhibit 10.63 to the Form 10-K
            Agreement dated as of November 15, 1992 among the            Annual Report of Duquesne
            corporate Owner Participant named therein, as                Light Company for the year
            Owner Participant, DQU Funding Corporation, as               ended December 31, 1992.
            Funding Corp, DQU II Funding Corporation, as New
            Funding Corp, The First National Bank of Boston, as
            Owner Trustee, The Bank of New York, as Indenture
            Trustee, The Bank of New York, as Collateral Trust Trustee,
            The Bank of New York, as New Collateral Trust Trustee,
            and Duquesne Light Company, as Lessee.

                               Other Agreements:

   10.56    Deferred Compensation Plan for the Directors of              Exhibit 10.1 to the Form 10-K
            Duquesne Light Company, as amended to date.                  Annual Report of DQE for the
                                                                         year ended December 31, 1992.

   10.57    Incentive Compensation Program for Certain Executive         Exhibit 10.2 to the Form 10-K
            Officers of Duquesne Light Company, as amended to            Annual Report of DQE for the
            date.                                                        year ended December 31, 1992.

   10.58    Description of Duquesne Light Company Pension                Exhibit 10.3 to the Form 10-K
            Service Supplement Program.                                  Annual Report of DQE for the
                                                                         year ended December 31, 1992.

   10.59    Duquesne Light Company Outside Directors'                    Filed here.
            Retirement Plan, as amended to date.

   10.60    Duquesne Light/DQE Charitable Giving Program.                Exhibit 10.6 to the Form 10-K
                                                                         Annual Report of DQE for the
                                                                         year ended December 31, 1992.



  Exhibit                                                                     Method of
    No.                           Description                                   Filing
 --------  -------------------------------------------------        -----------------------------------
  10.61    Performance Incentive Program for DQE, Inc. and           Exhibit 10.7 to the Form 10-K
           Subsidiaries formerly known as the Duquesne Light         Annual Report of DQE for the
           Company Performance Incentive Program.                    year ended December 31, 1996.

  10.62    Employment Agreement dated as of December 15,             Exhibit 10.5 to the Form 10-K
           1992 between DQE, Duquesne Light Company and              Annual Report of DQE for the
           Wesley W. von Schack.                                     year ended December 31, 1992.

  10.63    First Amendment dated as of October 25, 1994 to           Exhibit 10.8 to the Form 10-K
           Employment Agreement dated as of December 15,             Annual Report of DQE for the
           1992 between DQE, Duquesne Light Company and              year ended December 31, 1994.
           Wesley W. von Schack.

  10.64    Resignation Agreement between DQE and Duquesne            Exhibit 10.1 to the Form 10-Q
           Light Company and Wesley W. von Schack.                   Quarterly Report of DQE for
                                                                     the quarter ended
                                                                     September 30, 1996.

  10.65    Employment Agreement dated as of August 30, 1994          Exhibit 10.9 to the Form 10-K
           between DQE, Duquesne Light Company and                   Annual Report of DQE for the
           David D. Marshall.                                        year ended December 31, 1994.

  10.66    First Amendment dated as of June 27, 1995 to              Exhibit 10.68 to the Form 10-K
           Employment Agreement dated as of August 30, 1994          Annual Report of Duquesne
           between DQE, Duquesne Light Company and                   Light Company for the year
           David D. Marshall.                                        ended December 31, 1995.

  10.67    Employment Agreement dated as of August 30, 1994          Duquesne Light Company
           between DQE, Duquesne Light Company and                   Exhibit 10.10 to the Form 10-K
           Gary L. Schwass.                                          Annual Report of DQE for the
                                                                     year ended December 31, 1994.

  10.68    Employment Agreement dated as of August 30, 1994          Exhibit 10.68 to the Form 10-K
           between Duquesne Light Company and Dianna L.              Annual Report of DQE for the
           Green.                                                    year ended December 31, 1994.

  10.69    First Amendment dated as of June 27, 1995 to              Exhibit 10.71 to the Form 10-K
           Employment Agreement dated as of August 30, 1994          Annual Report of Duquesne
           between Duquesne Light Company and Dianna L.              Light Company for the year
           Green.                                                    ended December 31, 1995.

  10.70    Employment Agreement dated as of October 14, 1996         Filed here.
           between Duquesne Light Company and James E. Cross.

  10.71    Non-Competition and Confidentiality Agreement dated       Exhibit 10.14 to the Form 10-K
           as of October 3, 1996 by and among DQE, Inc., Duquesne    Annual Report of DQE for the
           Light Company and David D. Marshall, together with a      year ended December 31, 1996.
           schedule listing substantially identical agreements with
           Dianna L. Green, Victor A. Roque, James D. Mitchell
           and James E. Cross.

  12.1     Calculation of Ratio of Earnings to Fixed Charges.        Filed here.

  21.1     Subsidiaries of registrant:
           Duquesne has no significant subsidiaries.




  Exhibit                                                               Method of
    No.                     Description                                   Filing
 --------  -------------------------------------------------   ----------------------------------

  23.1     Independent Auditors' Consent.                      Filed here.

  27.1     Financial Data Schedule.                            Filed here.

  99.1     Executive Compensation of Duquesne Light Company    Filed here.
           Executive Officers for 1996 and Security Ownership
           of Duquesne Light Company Directors and
           Executive Officers as of February 21, 1997.

  99.2     Directors of DQE and Duquesne Light Company.        Filed here.


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

         Copies of the exhibits listed above will be furnished, upon request, to holders or beneficial owners of any class of Duquesne's stock as of February 21, 1997, subject to payment in advance of the cost of reproducing the exhibits requested.



                        ------------------------------

                                                            SCHEDULE II



                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1996, 1995 and 1994
                             (Thousands of Dollars)


            Column A                       Column B       Column C         Column D     Column E     Column F
            --------                       --------       --------         --------     --------     --------
                                                                   Additions
                                                          -------------------------
                                           Balance at     Charged to      Charged to                  Balance
                                           Beginning      Costs and          Other                    at End
         Description                        of Year        Expenses        Accounts      Deductions    of Year
         ------------                      ----------     ----------       ---------     ----------   --------
   Year Ended December 31, 1996
   Reserve Deducted from the Asset
      to which it applies:
      Allowance for uncollectible accounts   $17,920        $10,582          $4,080 (A)  $14,288 (B)    $18,294
                                             -------        -------          ------      -------        -------



   Year Ended December 31, 1995
   Reserve Deducted from the Asset
      to which it applies:
      Allowance for uncollectible accounts   $15,021        $13,430          $3,567 (A)  $14,098 (B)    $17,920
                                             -------        -------          ------      -------        -------


   Year Ended December 31, 1994
   Reserve Deducted from the Asset
      to which it applies:
      Allowance for uncollectible accounts   $13,282        $11,890          $3,837 (A)  $13,988 (B)    $15,021
                                             -------        -------          ------      -------        -------



   Notes:  (A) Recovery of accounts previously written off.
           (B) Accounts receivable written off.

                                  Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DUQUESNE LIGHT COMPANY
                              (Registrant)

Date:  March 25, 1997         By:    /s/ David D. Marshall
                                 -----------------------------
                                           (Signature)
                                        David D. Marshall
                                         President, Chief
                                  Executive Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



            Signature                     Title                             Date
            ---------                     -----                             ----
    /s/ David D. Marshall      President, Chief Executive Officer and       March 25, 1997
---------------------------      Director
        David D. Marshall

    /s/ Gary L. Schwass        Senior Vice President and Chief Financial    March 25, 1997
---------------------------      Officer
     Gary L. Schwass

    /s/ Morgan K. O'Brien      Controller and Principal Accounting Officer  March 25, 1997
---------------------------
     Morgan K. O'Brien

    /s/ Daniel Berg            Director                                     March 25, 1997
---------------------------
     Daniel Berg

    /s/ Doreen E. Boyce        Director                                     March 25, 1997
---------------------------
     Doreen E. Boyce

    /s/ Robert P. Bozzone      Director                                     March 25, 1997
---------------------------
     Robert P. Bozzone

    /s/ Sigo Falk              Director                                     March 25, 1997
---------------------------
     Sigo Falk

    /s/ William H. Knoell      Director                                     March 25, 1997
---------------------------
     William H. Knoell

    /s/ Robert Mehrabian       Director                                     March 25, 1997
---------------------------
     Robert Mehrabian

    /s/ Thomas J. Murrin       Director                                     March 25, 1997
---------------------------
     Thomas J. Murrin

    /s/ Eric W. Springer       Director                                     March 25, 1997
---------------------------
     Eric W. Springer

              Report of Independent Certified Public Accountants



To the Directors and Stockholder of Duquesne Light Company:

         We have audited the accompanying consolidated balance sheet of Duquesne Light Company (a wholly owned subsidiary of DQE) and its subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of Duquesne's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Duquesne Light Company and its subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Pittsburgh, Pennsylvania
January 28, 1997

Statement of Consolidated Income
-------------------------------------------------------------------------------------------------------------------
                                                                                  (Thousands of Dollars)
                                                             ------------------------------------------------------
                                                                                  Year Ended December 31,
-------------------------------------------------------------------------------------------------------------------
                                                                              1996         1995         1994
-------------------------------------------------------------------------------------------------------------------
Operating Revenues:
Sales of Electricity:
  Residential                                                             $  405,392   $  414,291   $  401,246
  Commercial                                                                 494,919      497,187      495,734
  Industrial                                                                 190,723      190,689      195,852
  Provision for doubtful accounts                                            (10,582)     (13,430)     (11,890)
-------------------------------------------------------------------------------------------------------------------
    Net customer revenues                                                  1,080,452    1,088,737    1,080,942
  Utilities                                                                   58,292       55,963       58,295
-------------------------------------------------------------------------------------------------------------------
Total Sales of Electricity                                                 1,138,744    1,144,700    1,139,237
Other                                                                         38,081       35,084       29,387
-------------------------------------------------------------------------------------------------------------------
     Total Operating Revenues                                              1,176,825    1,179,784    1,168,624
-------------------------------------------------------------------------------------------------------------------

Operating Expenses:
Fuel                                                                         204,655      208,546      222,420
Purchased power                                                               32,269       23,422       21,715
Other operating                                                              253,109      250,322      269,001
Maintenance                                                                   78,386       81,516       79,488
Depreciation and amortization                                                216,338      190,679      163,114
Taxes other than income taxes                                                 84,625       86,349       85,839
Income taxes                                                                  85,364       92,313       90,491
-------------------------------------------------------------------------------------------------------------------
     Total Operating Expenses                                                954,746      933,147      932,068
-------------------------------------------------------------------------------------------------------------------

Operating Income                                                             222,079      246,637      236,556
-------------------------------------------------------------------------------------------------------------------

Other Income and (Deductions):
Interest and dividend income                                                  12,216        7,923        6,503
Income taxes                                                                   2,356         (581)       6,300
Allowance for equity funds used during construction                               --          721        1,295
Other                                                                          9,991       (6,404)      (2,151)
-------------------------------------------------------------------------------------------------------------------
     Total Other Income                                                       24,563        1,659       11,947
-------------------------------------------------------------------------------------------------------------------

Income Before Interest and Other Charges                                     246,642      248,296      248,503
-------------------------------------------------------------------------------------------------------------------

Interest Charges:
Interest on long-term debt                                                    88,478       95,391      101,027
Other interest                                                                 1,632        2,599        1,095
Allowance for borrowed funds used during construction                         (1,249)        (764)      (1,068)
-------------------------------------------------------------------------------------------------------------------
     Total Interest Charges                                                   88,861       97,226      101,054
-------------------------------------------------------------------------------------------------------------------

Monthly Income Preferred Securities Dividend Requirements                      7,921           --           --
-------------------------------------------------------------------------------------------------------------------

Net Income                                                                   149,860      151,070      147,449
Dividends on Preferred and Preference Stock                                    4,045        5,320        6,046
-------------------------------------------------------------------------------------------------------------------
  Earnings for Common Stock                                               $  145,815   $  145,750   $  141,403
===================================================================================================================

See notes to consolidated financial statements.

Consolidated Balance Sheet
-------------------------------------------------------------------------------------
                                                             (Thousands of Dollars)
                                                           --------------------------
                                                                As of December 31,
                                                           --------------------------
Assets                                                         1996         1995
-------------------------------------------------------------------------------------

Property, Plant and Equipment:
Electric plant in service                                  $ 4,272,623   $ 4,262,670
Construction work in progress                                   45,059        38,134
Property held under capital leases                              99,608       133,381
Property held for future use                                   190,821       216,633
Other                                                              662         1,192
-------------------------------------------------------------------------------------
  Gross property, plant and equipment                        4,608,773     4,652,010
  Less: Accumulated depreciation and amortization           (1,891,300)   (1,673,107)
-------------------------------------------------------------------------------------
  Total Property, Plant and Equipment -- Net                 2,717,473     2,978,903
-------------------------------------------------------------------------------------

Long-Term Investments:
Investment in DQE Common Stock                                  59,319        66,757
Other investments                                              102,948       102,648
-------------------------------------------------------------------------------------
  Total Long-Term Investments                                  162,267       169,405
-------------------------------------------------------------------------------------

Current Assets:
Cash and temporary cash investments                            154,414         2,490
-------------------------------------------------------------------------------------
Receivables:
  Electric customer accounts receivable                         92,475       103,821
  Other utility receivables                                     18,635        22,441
  Other receivables                                             12,829        11,842
  Less: Allowance for uncollectible accounts                   (18,294)      (17,920)
-------------------------------------------------------------------------------------
  Receivables less allowance for uncollectible accounts        105,645       120,184
  Less: Receivables sold                                            --        (7,000)
-------------------------------------------------------------------------------------
  Total Receivables -- Net                                     105,645       113,184
-------------------------------------------------------------------------------------
Materials and supplies (at average cost):
  Coal                                                          19,097        25,454
  Operating and construction                                    52,669        53,298
-------------------------------------------------------------------------------------
  Total Materials and Supplies                                  71,766        78,752
-------------------------------------------------------------------------------------
Other current assets                                             8,828         7,955
-------------------------------------------------------------------------------------
  Total Current Assets                                         340,653       202,381
-------------------------------------------------------------------------------------

Other Non-Current Assets:
Regulatory assets                                              636,816       678,700
Other                                                           39,877        38,276
-------------------------------------------------------------------------------------
  Total Other Non-Current Assets                               676,693       716,976
-------------------------------------------------------------------------------------
   Total Assets                                            $ 3,897,086   $ 4,067,665
=====================================================================================

See notes to consolidated financial statements.

Consolidated Balance Sheet
--------------------------------------------------------------------------------------------------------------
                                                                                        (Thousands of Dollars)
                                                                                       -----------------------
                                                                                          As of December 31,
--------------------------------------------------------------------------------------------------------------
Capitalization and Liabilities                                                            1996        1995
--------------------------------------------------------------------------------------------------------------

Capitalization:
Common stock (authorized -- 90,000,000 shares, issued and outstanding -- 10 shares)    $       --   $       --
Capital surplus                                                                           825,540      837,265
Retained earnings                                                                         163,884      294,069
--------------------------------------------------------------------------------------------------------------
  Total Common Stockholder's Equity                                                       989,424    1,131,334
--------------------------------------------------------------------------------------------------------------
Non-redeemable preferred stock                                                             63,608       63,608
Non-redeemable Monthly Income Preferred Securities                                        150,000           --
Non-redeemable preference stock                                                            28,997       29,615
--------------------------------------------------------------------------------------------------------------
  Total preferred and preference stock before deferred ESOP benefit                       242,605       93,223
Deferred employee stock ownership plan (ESOP) benefit                                     (19,533)     (22,257)
--------------------------------------------------------------------------------------------------------------
  Total Preferred and Preference Stock                                                    223,072       70,966
--------------------------------------------------------------------------------------------------------------
Long-term debt                                                                          1,271,961    1,322,531
--------------------------------------------------------------------------------------------------------------
   Total Capitalization                                                                 2,484,457    2,524,831
--------------------------------------------------------------------------------------------------------------
Obligations Under Capital Leases                                                           28,407       34,546
--------------------------------------------------------------------------------------------------------------
Current Liabilities:
Current maturities and sinking fund requirements                                           70,912       71,051
Accounts payable                                                                           84,272       76,435
Accrued liabilities                                                                        59,020       53,930
Dividends declared                                                                          2,371       37,015
Other                                                                                       4,613        9,191
--------------------------------------------------------------------------------------------------------------
  Total Current Liabilities                                                               221,188      247,622
--------------------------------------------------------------------------------------------------------------
Non-Current Liabilities:
Deferred income taxes-net                                                                 726,517      805,996
Deferred investment tax credits                                                           106,201      115,760
Deferred income                                                                           139,075      162,916
Other                                                                                     191,241      175,994
--------------------------------------------------------------------------------------------------------------
   Total Non-Current Liabilities                                                        1,163,034    1,260,666
--------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note B through N)
--------------------------------------------------------------------------------------------------------------
  Total Capitalization and Liabilities                                                 $3,897,086   $4,067,665
==============================================================================================================

See notes to consolidated financial statements.

Statement of Consolidated Cash Flows
--------------------------------------------------------------------------------------------------------
                                                                          (Thousands of Dollars)
                                                                  --------------------------------------
                                                                         Year Ended December 31,
                                                                  --------------------------------------
                                                                       1996        1995        1994
--------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income                                                        $  149,860   $  151,070   $  147,449
Principal non-cash charges (credits) to net income:
  Depreciation and amortization                                      216,338      190,679      163,114
  Capital lease, nuclear fuel and other amortization                  24,006       32,670       36,940
  Deferred income taxes and investment tax credits -- net            (98,874)     (41,410)     (33,411)
  Phase-in plan revenues and related carrying charges                     --           --       28,621
  Changes in working capital other than cash                         (20,872)      30,656)     (36,884)
Other                                                                 11,182       33,749       45,315
--------------------------------------------------------------------------------------------------------
  Net Cash Provided By Operating Activities                          281,640      397,414      351,144
--------------------------------------------------------------------------------------------------------
Cash Flows Provided By (Used In) Investing Activities:
Sale of generating station                                           169,100           --           --
Construction expenditures                                            (88,546)     (78,656)     (94,315)
Long-term investments                                                 (4,225)     (62,854)      (5,317)
Proceeds from disposition of investments                               4,203           --           --
Other                                                                   (700)      (4,534)       2,077
--------------------------------------------------------------------------------------------------------
  Net Cash Provided By (Used In) Investing Activities                 79,832     (146,044)     (97,555)
--------------------------------------------------------------------------------------------------------
Cash Flows Used In Financing Activities:
Sale of bonds                                                             --           --      114,110
Issuance of preferred stock                                          150,000           --           --
Decrease in notes payable                                                 --           --      (10,990)
Dividends on capital stock                                          (281,015)    (150,059)    (151,059)
Reductions of long-term obligations:
  Preferred and preference stock                                          --      (29,732)     (39,958)
  Long-term debt                                                     (50,812)     (56,114)    (114,835)
  Capital leases                                                     (19,326)     (26,373)     (33,522)
Other                                                                 (8,395)      (2,506)      (1,431)
--------------------------------------------------------------------------------------------------------
  Net Cash Used In Financing Activities                             (209,548)    (264,784)    (237,685)
--------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and temporary cash investments       151,924      (13,414)      15,904
Cash and temporary cash investments at beginning of year               2,490       15,904           --
--------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of year                $  154,414  $     2,490  $    15,904
========================================================================================================

Supplemental Cash Flow Information


Cash paid during the year for:
Interest (net of amount capitalized)                                $   86,409   $   95,521   $  102,944
--------------------------------------------------------------------------------------------------------
Income taxes                                                        $  165,948   $  115,504   $  111,614
--------------------------------------------------------------------------------------------------------
Non-cash investing and financing activities:
Capital lease obligations recorded                                  $   13,050   $   14,961   $   16,909
Contribution of DQE Common Stock from parent company                $       --   $       --   $   19,531
Preferred stock issued in conjunction with long-term investments    $       --   $    3,000   $       --
=========================================================================================================

See notes to consolidated financial statements.

Statement of Consolidated Retained Earnings
------------------------------------------------------------------------------------------
                                                                (Thousands of Dollars)
                                                            ------------------------------
                                                                Year Ended December 31,
                                                            ------------------------------
                                                              1996       1995       1994
------------------------------------------------------------------------------------------
Balance at beginning of year                                $294,069   $292,319   $294,916
Net Income for the Year                                      149,860    151,070    147,449
------------------------------------------------------------------------------------------
  Total                                                      443,929    443,389    442,365
Cash dividends declared:
  Preferred stock                                              2,712      3,870      4,592
  Preference stock (net of tax benefit of ESOP dividend)       1,333      1,450      1,454
  Common stock                                               276,000    144,000    144,000
------------------------------------------------------------------------------------------
   Total Cash Dividends Declared                             280,045    149,320    150,046
------------------------------------------------------------------------------------------
Balance at end of year                                      $163,884   $294,069   $292,319
==========================================================================================

See notes to consolidated financial statements.


Notes to Consolidated Financial Statements


A. Summary of
   Significant
   Accounting
   Policies

Consolidation
--------------------------------------------------------------------------------
         Duquesne Light Company (Duquesne) is a wholly owned subsidiary of DQE, an energy services holding company. Duquesne is engaged in the production, transmission, distribution and sale of electric energy. Duquesne has one wholly owned subsidiary, Monongahela Light and Power which makes long-term investments.

         All material intercompany balances and transactions have been eliminated in the preparation of the consolidated financial statements of Duquesne.

Basis of Accounting
--------------------------------------------------------------------------------
         Duquesne is subject to the accounting and reporting requirements of the United States Securities and Exchange Commission (SEC). In addition, Duquesne's operations are subject to regulation by the Pennsylvania Public Utility Commission (PUC) and the Federal Energy Regulatory Commission (FERC) under the Federal Power Act with respect to rates for interstate sales, transmission of electric power, accounting and other matters.

         Duquesne's consolidated financial statements report regulatory assets and liabilities in accordance with Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71), and reflect the effects of the current ratemaking process. In accordance with SFAS No. 71, Duquesne's consolidated financial statements reflect regulatory assets and liabilities consistent with cost-based, pre-competition ratemaking regulations. (See "Rate Matters," Note F, on page 44.)

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

Revenues from Sales of Electricity
--------------------------------------------------------------------------------
         Meters are read monthly and electric utility customers are billed on the same basis. Revenues are recorded in the accounting periods for which they are billed, with the exception of energy cost recovery revenues. (See "Energy Cost Rate Adjustment Clause (ECR)" discussion on page 40.)

Duquesne's Electric Service Territory
--------------------------------------------------------------------------------
         Duquesne provides electric service to customers in Allegheny County, including the City of Pittsburgh, Beaver County and Westmoreland County. This represents approximately 800 square miles in southwestern Pennsylvania, located within a 500-mile radius of one-half of the population of the United States and Canada. The population of the area served by Duquesne's operations, based on 1990 census data, is approximately 1,510,000, of whom 370,000 reside in the City of Pittsburgh. In addition to serving approximately 580,000 direct customers, Duquesne also sells electricity to other utilities.

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

         On Duquesne's statement of consolidated income, these ECR revenues are included as a component of operating revenues. For ECR purposes, Duquesne defers fuel and other energy expenses for recovery, or refunding, in subsequent years. The deferrals reflect the difference between the amount that Duquesne is currently collecting from customers and its actual ECR energy costs. The PUC annually reviews Duquesne's ECR energy costs for the fiscal year April through March, compares them to previously projected ECR energy costs, and adjusts the ECR for over- or under-recoveries and for two PUC-established coal cost standards. (See "Deferred Coal Costs" and "Warwick Mine Costs" discussions, Note F, on pages 45 and 46.)

         Over- or under-recoveries from customers are recorded in the consolidated balance sheet as payable to, or receivable from, customers. At December 31, 1996 and 1995, $1.8 million and $5.8 million were payable to customers and shown as other current liabilities.

         Under the Electricity Generation Customer Choice and Competition Act (Customer Choice Act), Duquesne may replace the ECR effective April 1, 1997 by rolling its ECR energy costs into its base rates. The effect of this change would be to provide to Duquesne an opportunity to further mitigate its deferred energy costs based upon its ability to manage its energy costs. Under Duquesne's PUC-approved Mitigation Plan, the level of energy cost recovery is capped at
1.47 cents per kilowatt-hour (KWH) through May 2001. To the extent that projections do not support recovery of previously deferred costs through this pricing mechanism, these costs would become transition costs subject to recovery through a competitive transition charge (CTC). (See "Customer Choice Act" and "Mitigation Plan" discussions, Note F, on page 44.)

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

         Duquesne records decommissioning costs under the category of depreciation and amortization expense and accrues a liability, equal to that amount, for nuclear decommissioning expense. On Duquesne's consolidated balance sheet, the decommissioning trusts have been reflected in other long-term investments, and the related liability has been recorded as other non-current liabilities. (See "Nuclear Decommissioning" discussion, Note J, on page 49.)

         Duquesne's composite depreciation rate increased from 3.5 percent to
4.25 percent effective May 1, 1996 and 3.0 percent to 3.5 percent effective January 1, 1995. Also in 1996, Duquesne expensed $9 million related to the depreciation portion of deferred rate synchronization costs in conjunction with Duquesne's Mitigation Plan.

Income Taxes
--------------------------------------------------------------------------------
         Duquesne uses the liability method in computing deferred taxes on all differences between book and tax bases of assets. These book/tax differences occur when events and transactions recognized for financial reporting purposes are not recognized in the same period for tax purposes. The deferred tax liability or asset is also adjusted in the period of enactment for the effect of changes in tax laws or rates.

         Duquesne recognizes a regulatory asset for the deferred tax liabilities that are expected to be recovered from customers through rates. (See "Rate Matters," Note F, and "Income Taxes," Note H, on pages 44 and 46.)

         Duquesne reflects the amortization of the regulatory tax receivable resulting from reversals of deferred taxes as depreciation and amortization expense. Reversals of accumulated deferred income taxes are included in income tax expense.

         When applied to reduce Duquesne's income tax liability, investment tax credits related to electric utility property generally are deferred. Such credits are subsequently reflected, over the lives of the related assets, as reductions to income tax expense.

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

Asset Impairment
--------------------------------------------------------------------------------
         The effects of adopting Statement of Financial Accounting Standards
No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS No. 121), on January 1, 1996 did not have a material impact on Duquesne's financial position, results of operations or cash flows, based on the current regulatory structure in which it operates. As competitive factors influence pricing in the utility industry, this assessment may change in the future. The general requirements of SFAS No. 121 apply to non-current assets and require impairment to be considered whenever evidence suggests that it is no longer probable that future cash flows in an amount at least equal to the asset book value will result.

Stock-Based Compensation
--------------------------------------------------------------------------------
         Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. Duquesne has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of DQE's stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for stock appreciation rights is recorded annually based on the quoted market price of DQE's stock at the end of the period.

Temporary Cash Investments
--------------------------------------------------------------------------------
         Temporary cash investments are short-term, highly liquid investments with original maturities of three or fewer months. They are stated at market, which approximates cost. Duquesne considers temporary cash investments to be cash equivalents.

Reclassifications
-------------------------------------------------------------------------------
         The 1995 and 1994 consolidated financial statements have been reclassified to conform with accounting presentations adopted during 1996.

B. Receivables

       Duquesne and an unaffiliated corporation have an agreement that entitles Duquesne to sell, and the corporation to purchase, on an ongoing basis, up to $50 million of accounts receivable. Duquesne had no receivables sold at December 31, 1996. At December 31, 1995, Duquesne had sold $7 million of receivables to the unaffiliated corporation. The accounts receivable sales agreement, which expires in June 1997, is one of many sources of funds available to Duquesne. Duquesne has not determined, but may attempt to extend the agreement or to replace the facility with a similar arrangement or to eliminate it upon expiration.

C. Changes
   in Working
   Capital Other
   Than Cash

Changes in Working Capital Other than Cash
--------------------------------------------------------------------
                                     1996        1995       1994
                                  (Amounts in Thousands of Dollars)
--------------------------------------------------------------------
Receivables                      $  7,539      $ 19,131    $  6,708
Materials and supplies              1,286         9,994       2,932
Other current assets                 (873)        7,840      (6,929)
Accounts payable                    9,437        15,781     (23,816)
Other current liabilities         (38,261)      (22,090)    (15,779)
--------------------------------------------------------------------
 Total                           $(20,872)     $ 30,656    $(36,884)
====================================================================

D. Property,
   Plant and
   Equipment

         In addition to its wholly owned generating units, Duquesne, together with other electric utilities, has an ownership or leasehold interest in certain jointly owned units. Duquesne is required to pay its share of the construction and operating costs of the units. Duquesne's share of the operating expenses of the units is included in the statement of consolidated income.

Generating Units at December 31, 1996
--------------------------------------------------------------------------------------------
                                             Generating        Net Utility            Fuel
Unit                                         Capability           Plant              Source
                                            (Megawatts)    (Millions of Dollars)
--------------------------------------------------------------------------------------------
Cheswick                                        570              $ 120.2              Coal
Elrama (a)                                      487                 98.0              Coal
Eastlake Unit 5                                 186                 39.4              Coal
Sammis Unit 7                                   187                 49.5              Coal
Bruce Mansfield Unit 1 (a)                      228                 65.5              Coal
Bruce Mansfield Unit 2 (a)                       62                 18.9              Coal
Bruce Mansfield Unit 3 (a)                      110                 49.8              Coal
Beaver Valley Unit 1 (b)                        385                215.9             Nuclear
Beaver Valley Unit 2 (c)(d)                     113                 14.3             Nuclear
Beaver Valley Common Facilities                                    153.2
Perry Unit 1 (e)                                164                398.5             Nuclear
Brunot Island (f)                               178                 23.1            Fuel Oil
--------------------------------------------------------------------------------------------
    Total                                     2,670              1,246.3
Property held for future use:
  Brunot Island (f)                             128                 28.5            Fuel Oil
  Phillips (a)                                  300                 78.3              Coal
--------------------------------------------------------------------------------------------
    Total Generating Units                    3,098             $1,353.1
============================================================================================

  (a) The unit is equipped with flue gas desulfurization equipment.
  (b) The Nuclear Regulatory Commission (NRC) has granted a license to operate through January 2016.
  (c) On October 2, 1987, Duquesne sold its 13.74 percent interest in Beaver Valley Unit 2 and leased it back; the sale was exclusive of transmission and common facilities. Amounts shown represent facilities not sold and subsequent leasehold improvements.
  (d) The NRC has granted a license to operate through May 2027.
  (e) The NRC has granted a license to operate through March 2026.
  (f) A portion of the proceeds of the sale of the Ft. Martin Power Station is expected to be used to fund reliability enhancements to the Brunot Island
      (BI) Unit 3 combustion turbine. The reliability enhancements are contingent upon the projects meeting a least-cost test versus other potential sources of peaking capacity. BI Units 2a and 2b were moved from property held for future use to electric plant in service in 1996, in accordance with Duquesne's Mitigation Plan. (See "Mitigation Plan" discussion, Note F, on page 44.)


E. Long-Term
   Investments

         At December 31, 1996 and 1995, the fair market value of Duquesne's investment in DQE common stock was $59.3 million and $66.8 million. At December 31, 1996 and 1995, the cost of Duquesne's investment in DQE common stock was $40.3 million and $43.9 million.

         Duquesne makes equity investments in affordable housing. At December 31, 1996, Duquesne had investments in eight affordable housing developments.

         Deferred income primarily relates to Duquesne's lease investments. Deferred amounts will be recognized as income over the lives of the underlying lease investments over periods generally not exceeding five years.

         Duquesne's other investments are primarily in assets of nuclear decommissioning trusts and marketable securities. In accordance with SFAS No. 115, these investments are classified as available-for-sale and are stated at market value. The amount of unrealized holding gains related to marketable securities at both December 31, 1996 and 1995 are $19.0 million and $22.9 million ($11.1 million and $13.4 million net of tax).

F. Rate Matters

Customer Choice Act
-------------------------------------------------------------------------------
         Under the Customer Choice Act, which went into effect on January 1, 1997, Pennsylvania has become a leader in customer choice. The Customer Choice Act will enable Pennsylvania's electric utility customers to purchase electricity at market prices from a variety of electric generation suppliers (customer choice). Electric utility restructuring will be accomplished through a two-stage process consisting of a pilot period (running through 1998) and a phase-in period (1999 through 2001). Before the phase-in to customer choice begins in 1999, the PUC expects utilities to take vigorous steps to mitigate transition costs as much as possible without increasing the price they currently charge customers. The PUC will determine what portion of a utility's remaining transition costs will be recoverable from customers through a CTC. This charge will be paid by consumers who choose alternative generation suppliers as well as customers who choose their franchised utility. The CTC could last as long as 2005, providing a utility a total of up to nine years to recover transition costs. An overall four-and-one-half year price cap will be imposed on the transmission and distribution charges of electric utility companies. Additionally, electric utility companies may not increase the generation price component of prices as long as transition costs are being recovered, with certain exceptions. If a utility ultimately is unable to recover its transition costs within this pricing structure and timeframe, the costs will be written off.

Mitigation Plan
-------------------------------------------------------------------------------

         Duquesne has taken a number of steps to mitigate its potential transition costs. In addition to the steps taken during the last 10 years to prepare for competition, effective January 1, 1995, Duquesne accelerated its rate of depreciation on its fixed nuclear assets without seeking a rate increase to recover the additional costs. On October 31, 1996, the sale of Duquesne's ownership interest in the Ft. Martin Power Station (Ft. Martin) was completed. Ft. Martin Unit 1 was owned 50 percent by Duquesne and 50 percent by its operator, Allegheny Power System. The sale and a plan, to be funded in part by the proceeds of the Ft. Martin transaction, were approved by the PUC on May 23, 1996. Under the approved plan, Duquesne will not increase its base rates for a period of five years through May 2001. In addition, Duquesne recorded in October 1996 a one-time reduction of approximately $130 million in the book value of Duquesne's nuclear plant investment. The proceeds from the sale are expected to be used to fund reliability enhancements to the BI Unit 3 combustion turbine and to reduce Duquesne's capitalization. The approved plan also provides for incremental increases of $25 million in depreciation and amortization expense in 1996, 1997 and 1998 related to Duquesne's nuclear investment, as well as additional annual contributions to its nuclear plant decommissioning funds of $5 million, without any increase in existing electric rates. Also, Duquesne will record an annual $5 million credit to the ECR during the plan period to compensate Duquesne's customers for lost profits from any short-term power sales foregone by the sale of its ownership interest in Ft. Martin. In addition, Duquesne will cap energy costs, beginning April 1, 1997 through the remainder of the plan period, at a historical five-year average of 1.47 cents per KWH. In accordance with the approved plan, Duquesne has expensed $9 million related to the depreciation portion of the deferred rate synchronization costs associated with Beaver Valley Unit 2 (BV Unit 2) and Perry Unit 1. Duquesne's approved plan provides for the amortization of the remaining deferred rate synchronization costs over a 10-year period. At December 31, 1996, the unamortized portion of these costs totaled $41.4 million, net of deferred fuel savings related to the two units. (See "Deferred Rate Synchronization Costs" discussion on page 45.) Finally, Duquesne's approved plan also provides for annual assistance of $0.5 million to low-income customers.

Regulatory Assets
-------------------------------------------------------------------------------
         As a result of the application of SFAS No. 71, Duquesne records regulatory assets on its consolidated balance sheet. The regulatory assets represent probable future revenue to Duquesne because provisions for these costs are currently included, or are expected to be included, in charges to electric utility customers through the ratemaking process.

         A company's electric utility operations or a portion of such operations could cease to meet the SFAS No. 71 criteria for various reasons, including a change in the FERC regulations or the competition-related changes in the PUC regulations. (See "Customer Choice Act" discussion above.) Duquesne currently believes its electricity generating assets and related regulatory assets continue to satisfy these criteria in light of the transition to competitive generation under the Customer Choice Act. Should any portion of Duquesne's electric utility operations be deemed to no longer meet the SFAS No. 71 criteria, Duquesne may be required to write off any above-market cost assets, the recovery of which is uncertain, and any regulatory assets or liabilities for those operations that no longer meet these requirements.


Regulatory Assets at December 31
----------------------------------------------------------------------------------------------------
                                                                         1996             1995
                                                                    (Amounts in Thousands of Dollars)
----------------------------------------------------------------------------------------------------
Regulatory tax receivable (Note H)                                     $394,131          $414,543
Unamortized debt costs (Note K)(a)                                       93,299            98,776
Deferred rate synchronization costs (see below)                          41,446            51,149
Beaver Valley Unit 2 sale/leaseback premium (Note I)(b)                  30,059            31,564
Deferred employee costs (c)                                              29,589            31,218
Deferred nuclear maintenance outage costs (Note A)                       13,462             6,776
Deferred coal costs (see below)                                          12,191            12,753
DOE decontamination and decommissioning receivable (Note J)               9,779            10,687
Extraordinary property loss (d)                                               -             8,300
Other                                                                    12,860            12,934
----------------------------------------------------------------------------------------------------
 Total Regulatory Assets                                               $636,816          $678,700
====================================================================================================

(a) The premiums paid to reacquire debt prior to scheduled maturity dates are deferred for amortization over the life of the debt issued to finance the reacquisitions.
(b) The premium paid to refinance the BV Unit 2 lease was deferred for amortization over the life of the lease.
(c) Includes amounts for recovery of accrued compensated absences and accrued claims for workers' compensation.
(d) During the third quarter of 1996, Duquesne completed recovery of its investment in Perry Unit 2.

Deferred Rate Synchronization Costs
-------------------------------------------------------------------------------
         In 1987, the PUC approved Duquesne's petition to defer initial operating and other costs of BV Unit 2 and Perry Unit 1. Duquesne deferred the costs incurred from November 1987, when the units went into commercial operation, until March 1988, when a rate order was issued. In its rate order, the PUC postponed ruling on whether these costs would be recoverable from Duquesne's customers. Duquesne is not earning a return on the deferred costs. (See "Mitigation Plan" discussion on page 44.)

Deferred Coal Costs
-------------------------------------------------------------------------------
         The PUC has established two market price coal cost standards for Duquesne. One applies only to coal delivered at the Bruce Mansfield Power Station (Bruce Mansfield). The other, the system-wide coal cost standard, applies to coal delivered to the remainder of Duquesne's system. Both standards are updated monthly to reflect prevailing market prices of similar coal. The PUC has directed Duquesne to defer recovery of the delivered cost of coal to the extent that such cost exceeds generally prevailing market prices for similar coal, as determined by the PUC. The PUC allows deferred amounts to be recovered from customers when the delivered costs of coal fall below such PUC-determined prevailing market prices.

         In 1990, the PUC approved a joint petition for settlement that clarified certain aspects of the system-wide coal cost standard. Duquesne has exercised options to extend the coal cost standard through March 2000. The unrecovered cost of Bruce Mansfield coal was $9.6 million and $8.4 million, and the unrecovered cost of the remainder of the system-wide coal was $2.6 million and $4.4 million at December 31, 1996 and 1995. Duquesne believes that all deferred coal costs will be recovered.

Warwick Mine Costs
-------------------------------------------------------------------------------
         The 1990 joint petition for settlement also recognized costs at Duquesne's Warwick Mine, which had been excluded from rate base since 1981, and allowed for recovery of such costs, including the costs of ultimately closing the mine. (See "Deferred Coal Costs" discussion on page 45.) In 1990, Duquesne entered into an agreement under which an unaffiliated company will operate the mine until March 2000 and sell the coal produced. Production began in late 1990. The contract operator at Warwick Mine notified Duquesne that its financial circumstances and geologic conditions caused it to cease operations late in 1996. Therefore, Duquesne is pursuing its remedies and is currently negotiating to retain an operator for the mine as a smaller sized operation. Additionally, Duquesne will continue to purchase coal on the open market. In the past year, the Warwick Mine supplied slightly less than one-fifth of the coal used in the production of electricity at Duquesne's wholly owned and jointly owned plants. This change should not impact Duquesne's ability to recover all of its investment in Warwick Mine, the $2.6 million of unrecovered system-wide cost of coal which excludes Bruce Mansfield, or to accrue funds for future liabilities. It is anticipated that this effort will be successfully completed by March 31, 2000 when the system-wide coal cost cap expires.

         Costs at the Warwick Mine and Duquesne's investment in the mine are expected to be recovered through the cost of coal in the ECR. Recovery is subject to the system-wide coal cost standard and the cap agreed to as part of Duquesne's Mitigation Plan. Duquesne also has an opportunity to earn a return on its investment in the mine through the cost of coal during the period of the system-wide coal cost standard, including extensions. At December 31, 1996, Duquesne's net investment in the mine was $11.4 million. The current estimated liability for mine closing, including final site reclamation, mine water treatment and certain labor liabilities, is $47.6 million, and Duquesne has recorded a liability on the consolidated balance sheet of approximately $20.2 million toward these costs.

Property Held for Future Use
-------------------------------------------------------------------------------
         In 1986, the PUC approved Duquesne's request to remove Phillips Power Station (Phillips) and a portion of Brunot Island (BI) from service and from rate base. In accordance with Duquesne's Mitigation Plan, 112 MWs related to BI Units 2a and 2b were moved from property held for future use to electric plant in service in 1996. Duquesne expects to recover its investment in BI Units 3 and 4, which remain in property held for future use through future electricity sales. Duquesne believes its investment in BI will be necessary in order to meet future business needs. A portion of the proceeds of the sale of Ft. Martin is expected to be used to fund reliability enhancements to the BI Unit 3 combustion turbine. The reliability enhancements are contingent upon the projects meeting a least-cost test versus other potential sources of peaking capacity. (See "Mitigation Plan" discussion on page 44.) Duquesne is analyzing the effects of customer choice on its future generating requirements. Duquesne is planning to seek recovery of its investment and associated costs of Phillips through a CTC. In the event that market demand, transmission access or rate recovery do not support the utilization of these plants, Duquesne may have to write off part or all of these investments and associated costs. At December 31, 1996, Duquesne's net of tax investment in Phillips and BI held for future use was $53.6 million and $17.2 million.

G. Short-Term
   Borrowing and
   Revolving
   Credit
   Arrangements


         At December 31, 1996, Duquesne had a $150 million extendible revolving credit arrangement expiring in October 1997. Interest rates can, in accordance with the option selected at the time of the borrowing, be based on prime, Eurodollar or certificate of deposit rates. Commitment fees are based on the unborrowed amount of the commitment. The credit facility contains a two-year repayment period for any amount outstanding at the expiration of the revolving credit period. At December 31, 1996 and 1995, there were no short-term borrowings outstanding.


H. Income Taxes

         Since DQE's formation in 1989, Duquesne has filed consolidated federal income tax returns with its parent and other companies in the affiliated group. The annual federal corporate income tax returns have been audited by the Internal Revenue Service (IRS) for the tax years through 1992. The tax years 1993 through 1996 remain subject to IRS review. Duquesne does not believe that final settlement of the federal income tax returns for the years 1991 through 1996 will have a materially adverse effect on its financial position, results of operations or cash flows.

Deferred Tax Assets (Liabilities) at December 31
-----------------------------------------------------------------------------------------------
                                                                1996                  1995
                                                            (Amounts in Thousands of Dollars)
-----------------------------------------------------------------------------------------------
 Investment tax credits unamortized                          $   44,067           $    48,033
 Gain on sale/leaseback of BV Unit 2                             61,131                64,124
 Tax benefit -- long-term investments                           139,075               164,582
 Other                                                           19,144                41,509
-----------------------------------------------------------------------------------------------
 Deferred tax assets                                            263,417               318,248
-----------------------------------------------------------------------------------------------
 Property depreciation                                         (785,950)             (871,539)
 Regulatory assets                                             (150,346)             (172,008)
 Loss on reacquired debt unamortized                            (33,331)              (35,340)
 Other                                                          (20,307)              (45,357)
-----------------------------------------------------------------------------------------------
 Deferred tax liabilities                                      (989,934)           (1,124,244)
-----------------------------------------------------------------------------------------------
  Net Deferred Tax Liabilities                               $ (726,517)          $  (805,996)
===============================================================================================

Income Taxes
-------------------------------------------------------------------------------------------------------
                                                                     1996         1995         1994
                                                                   (Amounts in Thousands of Dollars)
-------------------------------------------------------------------------------------------------------
Currently payable:                                    Federal   $   95,524   $   103,271     $ 90,157
                                                      State         29,325        30,453       33,000
Deferred -- net:                                      Federal      (30,950)      (28,381)     (20,058)
                                                      State           (697)       (5,778)      (7,232)
Investment tax credits deferred -- net                              (7,838)       (7,252)      (5,376)
-------------------------------------------------------------------------------------------------------
  Total Included in Operating Expenses                              85,364        92,313       90,491
-------------------------------------------------------------------------------------------------------
Included in other income and deductions:
Currently payable:                                    Federal       42,323         2,199       (5,961)
                                                      State         14,710        (1,619)         406
Deferred -- net:                                      Federal      (43,493)          442          (99)
                                                      State        (14,176)          137          (39)
Investment tax credits                                              (1,720)         (578)        (607)
-------------------------------------------------------------------------------------------------------
  Total Included in Other Income and Deductions                     (2,356)          581       (6,300)
-------------------------------------------------------------------------------------------------------
  Total Income Tax Expense                                      $   83,008   $    92,894     $ 84,191
-------------------------------------------------------------------------------------------------------


         Total income taxes differ from the amount computed by applying the statutory federal income tax rate to income before income taxes.

Income Tax Expense Reconciliation
------------------------------------------------------------------------------------------------
                                                              1996        1995        1994
                                                             (Amounts in Thousands of Dollars)
------------------------------------------------------------------------------------------------
Computed federal income tax at statutory rate              $   81,504   $   85,387   $   81,074
Increase (decrease) in taxes resulting from:
 State income taxes, net of federal income tax benefits        18,955       15,076       16,988
 Amortization of deferred investment tax credits               (9,559)      (7,831)      (5,983)
 Revenue requirement adjustment to regulatory taxes                --           --      (12,178)
 Other                                                         (7,892)         262        4,290
------------------------------------------------------------------------------------------------
   Total Income Tax Expense                                $   83,008   $   92,894   $   84,191
================================================================================================

         Duquesne leases nuclear fuel, a portion of a nuclear generating plant, certain office buildings, computer equipment, and other property and equipment.

Capital Leases at December 31
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                          1996             1995
                                                                                                 (Amounts in Thousands of Dollars)
-----------------------------------------------------------------------------------------------------------------------------------
Nuclear fuel                                                                                          $   79,103        $  112,573
Electric plant                                                                                            20,505            20,808
-----------------------------------------------------------------------------------------------------------------------------------
 Total                                                                                                    99,608           133,381
Less: Accumulated amortization                                                                           (47,670)          (74,874)
-----------------------------------------------------------------------------------------------------------------------------------
 Property Held Under Capital Leases -- Net (a)                                                        $   51,938        $   58,507
===================================================================================================================================

(a) Includes $2,618 in 1996 and $2,910 in 1995 of capital leases with associated obligations retired.

         In 1987, Duquesne sold and leased back its 13.74 percent interest in BV Unit 2; the sale was exclusive of transmission and common facilities. The total sales price of $537.9 million was the appraised value of Duquesne's interest in the property. Duquesne subsequently leased back its interest in the unit for a term of 29.5 years. The lease provides for semi-annual payments and is accounted for as an operating lease. Duquesne is responsible under the terms of the lease for all costs of its interest in the unit. In December 1992, Duquesne participated in the refinancing of collateralized lease bonds to take advantage of lower interest rates and reduce the annual lease payments. The bonds were originally issued in 1987 for the purpose of partially financing the lease of BV Unit 2. In accordance with the BV Unit 2 lease agreement, Duquesne paid the premiums of approximately $36.4 million as a supplemental rent payment to the lessors. This amount was deferred and is being amortized over the remaining lease term. At December 31, 1996, the deferred balance was approximately $30.1 million.

         Leased nuclear fuel is amortized as the fuel is burned and charged to fuel and purchased power expense on the statement of consolidated income. The amortization of all other leased property is based on rental payments made. These lease-related expenses are charged to operating expenses on the statement of consolidated income.

Summary of Rental Payments
----------------------------------------------------------------------
                                        1996        1995        1994
                                    (Amounts in Thousands of Dollars)
----------------------------------------------------------------------
Operating leases                  $   59,503   $   57,617   $   56,437
Amortization of capital leases        19,378       26,705       33,596
Interest on capital leases             3,703        4,332        4,996
----------------------------------------------------------------------
   Total Rental Payments          $   82,584   $   88,654   $   95,029
======================================================================

Future Minimum Lease Payments
------------------------------------------------------------------------------------------------------------------------------------

                                                                                         Operating Leases            Capital Leases
Year Ended December 31,                                                                       (Amounts in Thousands of Dollars)
------------------------------------------------------------------------------------------------------------------------------------

1997                                                                                        $   57,001                    $ 24,186
1998                                                                                            56,876                      11,380
1999                                                                                            56,869                       6,516
2000                                                                                            56,830                       4,166
2001                                                                                            56,745                       2,481
2002 and thereafter                                                                            846,852                      18,555
------------------------------------------------------------------------------------------------------------------------------------

   Total Minimum Lease Payments                                                             $1,131,173                    $ 67,284
------------------------------------------------------------------------------------------------------------------------------------

Less: Amount representing interest                                                                                         (17,964)
------------------------------------------------------------------------------------------------------------------------------------

Present value of minimum lease payments for capital
 leases (a)                                                                                                               $ 49,320
====================================================================================================================================


(a) Includes current obligations of $20.9 million at December 31, 1996.

         Future minimum lease payments for capital leases are related principally to the estimated use of nuclear fuel financed through leasing arrangements and building leases. Future minimum lease payments for operating leases are related principally to BV Unit 2 and certain corporate offices.

         Future payments due to Duquesne, as of December 31, 1996, under subleases of certain corporate office space are approximately $4.5 million in 1997, $4.6 million in 1998 and $18.5 million thereafter.

J. Commitments
   and
   Contingencies

Construction
-------------------------------------------------------------------------------
         Duquesne estimates that it will spend, excluding AFC and nuclear fuel, approximately $110 million, $110 million and $95 million for construction during 1997, 1998 and 1999. These estimates also exclude any potential expenditures for reliability enhancements to the BI Unit 3 combustion turbine. (See "Mitigation Plan" discussion, Note F, on page 44.)

Nuclear-Related Matters
-------------------------------------------------------------------------------
         Duquesne has an ownership interest in three nuclear units, two of which it operates. The operation of a nuclear facility involves special risks, potential liabilities, and specific regulatory and safety requirements. Specific information about risk management and potential liabilities is discussed below.

         Nuclear Decommissioning. The PUC ruled that recovery of the decommissioning costs for Beaver Valley Unit 1 (BV Unit 1) could begin in 1977, and that recovery for BV Unit 2 and Perry Unit 1 could begin in 1988. Duquesne expects to decommission BV Unit 1, BV Unit 2 and Perry Unit 1 no earlier than the expiration of each plant's operating license in 2016, 2027 and 2026. At the end of its operating life, BV Unit 1 may be placed in safe storage until BV Unit 2 is ready to be decommissioned, at which time the units may be decommissioned together.

         Based on site-specific studies finalized in 1992 for BV Unit 2, and in 1994 for BV Unit 1 and Perry Unit 1, Duquesne's share of the total estimated decommissioning costs, including removal and decontamination costs, currently being used to determine Duquesne's cost of service, is $122 million for BV Unit 1, $35 million for BV Unit 2, and $67 million for Perry Unit 1. A study will be performed in 1997 to update Duquesne's estimated decommissioning costs of BV Unit 1 and BV Unit 2.

         On July 18, 1996, the PUC issued a Proposed Policy Statement Regarding Nuclear Decommissioning Cost Estimation and Cost Recovery for the purpose of obtaining comments from the public. The proposed policy includes guidelines for a site-specific study to estimate the cost of decommissioning. Guidelines require that studies be performed at least every five years, address radiological and non-radiological costs, and include a contingency factor of not more than 10 percent. Under the proposed policy, annual decommissioning funding levels are based on an annuity calculation recognizing inflation in the cost estimates and earnings on fund assets. With respect to the transition to a competitive generation market, the Customer Choice Act requires that utilities include a plan to mitigate any shortfall in decommissioning trust fund payments for the life of the facility with any future decommissioning filings. Consistent with this requirement, Duquesne has increased its nuclear decommissioning funding by $5 million under the PUC-approved plan for the sale of Duquesne's ownership interest in Ft. Martin. (See "Mitigation Plan" discussion, Note F, on page 44.) These additional annual contributions bring the total annual funding to approximately $9 million. Also, on October 17, 1996, the PUC adopted an Accounting Order filed by Duquesne to recognize the increased funding as part of Duquesne's cost of service. Duquesne expects to receive approval from the IRS for qualification of 100 percent of additional nuclear decommissioning trust funding for BV Unit 2 and Perry Unit 1, and 79 percent for BV Unit 1.

         Funding for nuclear decommissioning costs is deposited in external, segregated trust accounts and may be invested in a portfolio of corporate common stock and debt securities, municipal bonds, certificates of deposit and United States government securities. Trust fund earnings increase the fund balance and the recorded liability. The market value of the aggregate trust fund balances at December 31, 1996 totaled approximately $33.7 million.

         Nuclear Insurance. The Price-Anderson Amendments to the Atomic Energy Act of 1954 limit public liability from a single incident at a nuclear plant to $8.9 billion. The maximum available private primary insurance of $200 million has been purchased by Duquesne. Additional protection of $8.7 billion would be provided by an assessment of up to $79.3 million per incident on each nuclear unit in the United States. Duquesne's maximum total possible assessment, $59.4 million, which is based on its ownership or leasehold interests in three nuclear generating units, would be limited to a maximum of $7.5 million per incident per year. This assessment is subject to indexing for inflation and may be subject to state premium taxes. If funds prove insufficient to pay claims, the United States Congress could impose other revenue-raising measures on the nuclear industry.

         Duquesne's share of insurance coverage for property damage, decommissioning and decontamination liability is $1.2 billion. Duquesne would be responsible for its share of any damages in excess of insurance coverage. In addition, if the property damage reserves of Nuclear Electric Insurance Limited
(NEIL), an industry mutual insurance company that provides a portion of this coverage, are inadequate to cover claims arising from an incident at any United States nuclear site covered by that insurer, Duquesne could be assessed retrospective premiums totaling a maximum of $7.3 million.

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

         Beaver Valley Power Station (BVPS) Steam Generators. BVPS's two units are equipped with steam generators designed and built by Westinghouse Electric Corporation (Westinghouse). Similar to other Westinghouse nuclear plants, outside diameter stress corrosion cracking (ODSCC) has occurred in the steam generator tubes of both units. BV Unit 1, which was placed in service in 1976, has required removal of approximately 15 percent of its steam generator tubes from service through a process called "plugging." However, BV Unit 1 continues to have the capability to operate at 100 percent reactor power and has the ability to return tubes to service by repairing them through a process called "sleeving." To date, no tubes at either BV Unit 1 or BV Unit 2 have been sleeved. BV Unit 2, which was placed in service 11 years after BV Unit 1, has not yet exhibited the degree of ODSCC experienced at BV Unit 1. Approximately 2 percent of BV Unit 2's tubes are plugged; however, it is too early in the life of the unit to determine the extent to which ODSCC may become a problem.

         Duquesne has undertaken certain measures, such as increased inspections, water chemistry control and tube plugging, to minimize the operational impact of and to reduce susceptibility to ODSCC. Although Duquesne has taken these steps to allay the effects of ODSCC, the inherent potential for future ODSCC in steam generator tubes of the Westinghouse design still exists. Material acceleration in the rate of ODSCC could lead to a loss of plant efficiency, significant repairs or the possible replacement of the BV Unit 1 steam generators. The total replacement cost of the BV Unit 1 steam generators is currently estimated at $125 million. Duquesne would be responsible for $59 million of this total, which includes the cost of equipment removal and replacement steam generators but excludes replacement power costs. The earliest that the BV Unit 1 steam generators could be replaced during a scheduled refueling outage is the fall of 2000.

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

         BV Unit 2 completed its sixth refueling outage on December 16, 1996. The outage lasted 107 days due to unanticipated repairs to two residual heat removal pumps and reactor head vent valves. Various inspections of the unit's steam generators, including inspections using the Plus Point probe, were completed. Upon completion of the outage, approximately 98 percent of the unit's steam generator tubes remained in service.

         Duquesne continues to explore all viable means of managing ODSCC, including new repair technologies, and plans to continue to perform 100 percent tube inspections during future refueling outages, which occur at, approximately, 18-month intervals for each unit. Duquesne will continue to monitor and evaluate the condition of the BVPS steam generators.

         Spent Nuclear Fuel Disposal. The Nuclear Waste Policy Act of 1982 established a policy for handling and disposing of spent nuclear fuel and a policy requiring the establishment of a final repository to accept spent nuclear fuel. Electric utility companies have entered into contracts with the DOE for the permanent disposal of spent nuclear fuel and high-level radioactive waste in compliance with this legislation. The DOE has indicated that its repository under these contracts will not be available for acceptance of spent nuclear fuel before 2010. On July 23, 1996, the U.S. Court of Appeals for the District of Columbia Circuit, in response to a suit brought by 25 electric utilities and 18 states and state agencies, unanimously ruled that the DOE has a legal obligation to begin taking spent nuclear fuel by January 31, 1998. The DOE has not yet established an interim or permanent storage facility, and has indicated that it will be unable to begin acceptance of spent nuclear fuel for disposal by January 31, 1998. Further, Congress is considering amendments to the Nuclear Waste Policy Act of 1982 that could give the DOE authority to proceed with the development of a federal interim storage facility. In the event the DOE does not begin accepting spent nuclear fuel, existing on-site spent nuclear fuel storage capacities at BV Unit 1, BV Unit 2 and Perry Unit 1 are expected to be sufficient until 2016 (end of operating license), 2013 and 2011, respectively.

         On January 31, 1997, Duquesne joined 35 other electric utilities and 46 states, state agencies and regulatory commissions in filing a suit in the U.S. Court of Appeals for the District of Columbia against the DOE. The suit requests the court to suspend the utilities' payments into the Nuclear Waste Fund and to place future payments into an escrow account until the DOE fulfills its obligation to accept spent nuclear fuel. Significant additional expenditures for the storage of spent nuclear fuel at BV Unit 2 and Perry Unit 1 could be required if the DOE does not fulfill its obligation to accept spent nuclear fuel.

         Uranium Enrichment Decontamination and Decommissioning. Nuclear reactor licensees in the United States are assessed annually for the decontamination and decommissioning of DOE uranium enrichment facilities. Assessments are based on the amount of uranium a utility had processed for enrichment prior to enactment of the National Energy Policy Act of 1992 (NEPA) and are to be paid by such utilities over a 15-year period. At December 31, 1996, Duquesne's liability for contributions was approximately $9.3 million (subject to an inflation adjustment). Contributions, when made, are currently recovered from customers through the ECR.

Fossil Decommissioning
-------------------------------------------------------------------------------
         In Pennsylvania, current ratemaking does not allow utilities to recover future decommissioning costs through depreciation charges during the operating life of fossil-fired generating stations. In 1996, the Financial Accounting Standard Board issued an exposure draft, Accounting for Certain Liabilities Related to Closure or Removal of Long-Lived Assets. The primary effect of this exposure draft would be to change the way Duquesne accounts for nuclear and fossil decommissioning costs. The exposure draft calls for recording the present value of estimated future cash flows to decommission Duquesne's nuclear and fossil power plants as an increase to asset balances and as a liability. This amount is currently estimated to be $299.5 million. Duquesne will seek to recover these costs through a CTC.

Guarantees
-------------------------------------------------------------------------------
         Duquesne and the other owners of Bruce Mansfield have guaranteed certain debt and lease obligations related to a coal supply contract for Bruce Mansfield. At December 31, 1996 Duquesne's share of these guarantees was $20.3 million. The prices paid for the coal by the companies under this contract are expected to be sufficient to meet debt and lease obligations to be satisfied in the year 2000. (See "Deferred Coal Costs" discussion, Note F, on page 45.) The minimum future payments to be made by Duquesne solely in relation to these obligations are $5.9 million in 1997, $5.6 million in 1998, $5.3 million in 1999, and $4.2 million in 2000. Duquesne's total payments for coal purchased under the contract were $26.9 million in 1996, $28.9 million in 1995, and $23.3 million in 1994.

Residual Waste Management Regulations
-------------------------------------------------------------------------------
         In 1992, the Pennsylvania Department of Environmental Protection (DEP) issued Residual Waste Management Regulations governing the generation and management of non-hazardous residual waste, such as coal ash. Duquesne is assessing the sites it utilizes and has developed compliance strategies that are currently under review by the DEP. Capital costs of $2.5 million were incurred by Duquesne in 1996 to comply with these DEP regulations. Based on information currently available, an additional $2.8 million will be spent in 1997. The additional capital cost of compliance through the year 2000 is estimated, based on current information, to be $15 million. This estimate is subject to the results of groundwater assessments and DEP final approval of compliance plans.

Employees
-------------------------------------------------------------------------------
         In November 1996, Duquesne reached an agreement on a three-year contract extension through September 30, 2001 with the International Brotherhood of Electrical Workers (IBEW), which represents approximately 2,000 of Duquesne's employees.

Other
-------------------------------------------------------------------------------
         Duquesne is involved in various other legal proceedings and environmental matters. Duquesne believes that such proceedings and matters, in total, will not have a materially adverse effect on its financial position, results of operations or cash flows.

K. Long-Term
   Debt

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


Long-Term Debt At December 31
---------------------------------------------------------------------------------------------------------------
                                                                            Principal Outstanding
                                       Interest                        (Amounts in Thousands of Dollars)
                                         Rate        Maturity           1996                         1995
---------------------------------------------------------------------------------------------------------------
First mortgage bonds                4.75%-8.75%      1997-2025      $  853,000 (a)              $   903,000 (b)
Pollution control notes                     (c)      2009-2030         417,985                      417,985
Sinking fund debentures                      5%        2010              4,891                        5,703
Less: Unamortized debt discount
 and premium -- net                                                     (3,915)                      (4,157)
---------------------------------------------------------------------------------------------------------------
 Total Long-Term Debt                                               $1,271,961                   $1,322,531
===============================================================================================================

(a) Excludes $50.0 million related to current maturities on November 15, 1997.
(b) Excludes $50.0 million related to a current maturity on May 15, 1996.
(c) The pollution control notes have adjustable interest rates. The interest rates at year-end averaged 3.7 percent in 1996 and 3.9 percent in 1995.

         At December 31, 1996, sinking fund requirements and maturities of long-term debt outstanding for the next five years were $50.0 million in 1997, $75.1 million in 1998, $75.4 million in 1999, $100.4 million in 2000, and $0.4 million in 2001.

         Total interest costs incurred were $94.6 million in 1996, $103.3 million in 1995, and $107.7 million in 1994. Interest costs attributable to long-term debt and other interest were $90.1 million, $98.0 million and $102.1 million in 1996, 1995 and 1994, respectively. Interest costs incurred also include $4.5 million, $5.3 million and $5.6 million attributable to capital leases in 1996, 1995 and 1994, respectively. Of these amounts, $0.8 million in 1996, $1.0 million in 1995, and $0.6 million in 1994 were capitalized as AFC. Debt discount or premium and related issuance expenses are amortized over the lives of the applicable issues.

         During 1994, Duquesne's BV Unit 2 lease arrangement was amended to reflect an increase in federal income tax rates. At the same time, the associated letter of credit securing the lessor's equity interest in the unit was increased from $188 million to $194 million and the term of the letter of credit was extended to 1999. If certain specified events occur, the letter of credit could be drawn down by the owners, the leases could terminate, and collateralized lease bonds ($391.8 million at December 31, 1996) would become direct obligations of Duquesne.

         At December 31, 1996 and 1995, Duquesne was in compliance with all of its debt covenants.

         At December 31, 1996, the fair value of Duquesne's long-term debt, including current maturities and sinking fund requirements, estimated on the basis of quoted market prices for the same or similar issues or current rates offered to Duquesne for debt of the same remaining maturities, was $1,321.6 million. The principal amount included in Duquesne's consolidated balance sheet is $1,325.9 million.

L. Preferred and
   Preference
   Stock

Preferred and Preference Stock at December 31
-----------------------------------------------------------------------------------------------------
                                                           (Shares and Amounts in Thousands)
                                                -----------------------------------------------------
                                                                    1996                    1995
                                                Call Price   ----------------------------------------
                                                Per Share    Shares      Amount     Shares   Amount
Preferred Stock Series:
3.75% (a) (b) (c)                                  $51.00        148     $  7,407     148   $ 7,407
4.00% (a) (b) (c)                                   51.50        550       27,486     550    27,486
4.10% (a) (b) (c)                                   51.75        120        6,012     120     6,012
4.15% (a) (b) (c)                                   51.73        132        6,643     132     6,643
4.20% (a) (b) (c)                                   51.71        100        5,021     100     5,021
$2.10  (a) (b) (c)                                  51.84        159        8,039     159     8,039
9.00% (d)                                              --         --        3,000      --     3,000
8.375% (e)                                             --      6,000      150,000      --        --
----------------------------------------------------------------------------------------------------
 Total Preferred Stock                                         7,209      213,608   1,209     63,608
----------------------------------------------------------------------------------------------------
Preference Stock Series: (f)
Plan Series A (c) (g)                               37.18        817       28,997     834     29,615
----------------------------------------------------------------------------------------------------
 Total Preference Stock                                          817       28,997     834     29,615
----------------------------------------------------------------------------------------------------
Deferred ESOP benefit                                                     (19,533)           (22,257)
----------------------------------------------------------------------------------------------------
 Total Preferred and Preference Stock                                    $223,072           $ 70,966
====================================================================================================

(a) Preferred stock: 4,000,000 authorized shares; $50 par value; cumulative
(b) $50 per share involuntary liquidation value
(c) Non-redeemable
(d) 500 authorized shares; 10 issued $300,000 par value; involuntary liquidation value $300,000 per share; mandatory redemption beginning August 2000
(e) Cumulative Monthly Income Preferred Securities Series A: 6,000,000 authorized shares; $25 involuntary liquidation value
(f) Preference stock: 8,000,000 authorized shares; $1 par value cumulative
(g) $35.50 per share involuntary liquidation value


         Holders of Duquesne's preferred stock are entitled to cumulative quarterly dividends. If four quarterly dividends on any series of preferred stock are in arrears, holders of the preferred stock are entitled to elect a majority of Duquesne's board of directors until all dividends have been paid. Holders of Duquesne's preference stock are entitled to receive cumulative quarterly dividends if dividends on all series of preferred stock are paid. If six quarterly dividends on any series of preference stock are in arrears, holders of the preference stock are entitled to elect two of Duquesne's directors until all dividends have been paid. At December 31, 1996, Duquesne had made all dividend payments. Preferred and preference dividends were $12.0 million, $5.3 million and $6.0 million in 1996, 1995 and 1994. Total preferred and preference stock had involuntary liquidation values of $242.5 million and $93.1 million, which exceeded par by $28.2 million and $28.8 million at December 31, 1996 and 1995.


         In December 1991, Duquesne established an Employee Stock Ownership
Plan (ESOP) to provide matching contributions for a 401(k) Retirement Savings Plan for Management Employees. (See "Employee Benefits," Note N, on page 55.) Duquesne issued and sold 845,070 shares of preference stock, plan series A to the trustee of the ESOP. As consideration for the stock, Duquesne received a note valued at $30 million from the trustee. The preference stock has an annual dividend rate of $2.80 per share, and each share of the preference stock is exchangeable for one and one-half shares of DQE common stock. At December 31, 1996, $19.5 million of preference stock issued in connection with the establishment of the ESOP had been offset, for financial statement purposes, by the recognition of a deferred ESOP benefit. Dividends on the preference stock and cash contributions from Duquesne are used to repay the ESOP note. Duquesne made cash contributions of approximately $1.4 million for 1996, $1.6 million for 1995, and $2.2 million for 1994. These cash contributions were the difference between the ESOP debt service and the amount of dividends on ESOP shares ($2.3 million in 1996 and 1995, and $2.4 million in 1994). As shares of preference stock are allocated to the accounts of participants in the ESOP, Duquesne recognizes compensation expense, and the amount of the deferred compensation benefit is amortized.

Duquesne recognized compensation expense related to the 401(k) plans of $2.3 million in 1996, $2.3 million in 1995, and $1.8 million in 1994. Outstanding preferred and preference stock is generally callable, on notice of not less than 30 days, at stated prices plus accrued dividends.


M. Common Stock
   and Capital
   Surplus


Common Stock and Capital Surplus
-----------------------------------------------------------------------
Capital Surplus                          1996       1995       1994
Year Ended December 31,               (Amounts in Thousands of Shares)
-----------------------------------------------------------------------
Premium on common stock               $825,814    $837,539    $823,886
Capital stock expense                     (274)       (274)       (693)
-----------------------------------------------------------------------
 Total Capital Surplus                $825,540    $837,265    $823,193
=======================================================================

         In July 1989, Duquesne became a wholly owned subsidiary of DQE, the holding company formed as part of a shareholder-approved restructuring. As a result of the restructuring, DQE common stock replaced all outstanding shares of Duquesne common stock, except for 10 shares which DQE holds.

         DQE or its predecessor, Duquesne, has continuously paid dividends on common stock since 1953. Dividends may be paid on DQE common stock to the extent permitted by law and as declared by its board of directors. However, in Duquesne's Restated Articles of incorporation, provisions relating to preferred and preference stock may restrict the payment of Duquesne's common dividends. No dividends or distributions may be made on Duquesne's common stock if Duquesne has not paid dividends or sinking fund obligations on its preferred or preference stock. Further, the aggregate amount of Duquesne's common stock dividend payments or distributions may not exceed certain percentages of net income if the ratio of common stockholder's equity to total capitalization is less than specified percentages. As all of Duquesne's common stock is owned by DQE, to the extent that Duquesne cannot pay common dividends, DQE may not be able to pay dividends to its common shareholders. No part of the retained earnings of Duquesne was restricted at December 31, 1996.

N. Employee
   Benefits

Retirement Plans
-------------------------------------------------------------------------------
         Duquesne maintains retirement plans to provide pensions for all eligible employees. Upon retirement, an employee receives a monthly pension based on his or her length of service and compensation. The cost of funding the pension plan is determined by the unit credit actuarial cost method. Duquesne's policy is to record this cost as an expense and to fund the pension plans by an amount that is at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) but that does not exceed the maximum tax-deductible amount for the year. Pension costs charged to expense or construction were $11.9 million for 1996, $6.1 million for 1995, and $8.9 million for 1994.

Funded Status of the Retirement Plans and Amounts Recognized on the Consolidated Balance Sheet at
December 31
-----------------------------------------------------------------------------------------------------------------------
                                                                                                  1996          1995
                                                                                       (Amounts in Thousands of Dollars)
------------------------------------------------------------------------------------------------------------------------
Actuarial present value of benefits rendered to date:
Vested benefits                                                                                   $413,109    $378,344
Non-vested benefits                                                                                 22,551      19,110
------------------------------------------------------------------------------------------------------------------------
Accumulated benefits obligation based on compensation to date                                      435,660     397,454
Additional benefits based on estimated future salary levels                                         61,438      53,757
------------------------------------------------------------------------------------------------------------------------
Projected benefits obligation                                                                      497,098     451,211
Fair market value of plan assets                                                                   525,871     490,870
------------------------------------------------------------------------------------------------------------------------
Projected benefits obligation under plan assets                                                   $ 28,773    $ 39,659
========================================================================================================================
Unrecognized net gain                                                                             $128,382    $124,794
Unrecognized prior service cost                                                                    (43,790)    (37,535)
Unrecognized net transition liability                                                              (13,853)    (15,665)
Net pension liability per consolidated balance sheet                                               (41,966)    (31,935)
------------------------------------------------------------------------------------------------------------------------
  Total                                                                                           $ 28,773    $ 39,659
========================================================================================================================
Assumed rate of return on plan assets                                                                 8.25%       8.00%
------------------------------------------------------------------------------------------------------------------------
Discount rate used to determine projected benefits obligation                                         7.50%       7.00%
------------------------------------------------------------------------------------------------------------------------
Assumed change in compensation levels                                                                 5.25%       5.00%
------------------------------------------------------------------------------------------------------------------------

         Pension assets consist primarily of common stocks, United States obligations and corporate debt securities.


Components of Pension Cost
---------------------------------------------------------------------------------------------------------------
                                                                              1996        1995       1994
                                                                           (Amounts in Thousands of Dollars)
---------------------------------------------------------------------------------------------------------------
Service cost (benefits earned during the year)                              $ 12,209    $  9,953    $ 12,482
Interest on projected benefits obligation                                     32,597      30,063      28,221
Return on plan assets                                                        (58,173)    (99,246)      1,967)
Net amortization and deferrals                                                25,312      65,316     (33,783)
---------------------------------------------------------------------------------------------------------------
  Net Pension Cost                                                          $ 11,945    $  6,086    $  8,887
===============================================================================================================

Retirement Savings Plan and Other Benefit Options
-------------------------------------------------------------------------------
         Duquesne sponsors separate 401(k) retirement plans for its management and bargaining unit employees.

         The 401(k) Retirement Savings Plan for Management Employees provides that Duquesne will match employee contributions to a 401(k) account up to a maximum of 6 percent of an employee's eligible salary. Duquesne's match consists of a $0.25 base match per eligible contribution dollar and an additional $0.25 incentive match per eligible contribution dollar, if Board-approved targets are achieved. The 1996 incentive target for management was accomplished. Duquesne is funding its matching contributions to the 401(k) Retirement Savings Plan for Management Employees with payments to an ESOP established in December 1991. (See "Preferred and Preference Stock," Note L, on page 54.)

         The 401(k) Retirement Savings Plan for IBEW Represented Employees provides that, beginning in 1995, Duquesne will match employee contributions to a 401(k) account up to a maximum of 4 percent of an employee's eligible salary. Duquesne's match consists of a $0.25 base match per eligible contribution dollar and an additional $0.25 incentive match per eligible contribution dollar, if certain targets are met. In 1996, these incentive targets were not met by Duquesne's union-represented employees.

         DQE's shareholders have approved a long-term incentive plan through which Duquesne may grant management employees options to purchase, during the years 1987 through 2006, up to a total of 7.5 million shares of DQE's common stock at prices equal to the fair market value of such stock on the dates the options were granted. At December 31, 1996, approximately 3.1 million of these shares were available for future grants.

         As of December 31, 1996, 1995 and 1994, active grants totaled 1,698,000; 2,159,000; and 2,118,000 shares. Exercise prices of these options ranged from $8.2084 to $30.875 at December 31, 1996, and from $8.2084 to $27.625 at December 31, 1995, and from $8.2084 to $23.0833 at December 31, 1994.
Expiration dates of these grants ranged from 1997 to 2006 at December 31, 1996; from 1997 to 2005 at December 31, 1995; and from 1997 to 2004 at December 31, 1994. As of December 31, 1996, 1995 and 1994, stock appreciation rights (SARs) had been granted in connection with 984,000; 1,202,000; and 1,190,000 of the options outstanding. During 1996, 715,000 SARs were exercised; 267,000 options were exercised at prices ranging from $8.2084 to $20.3334; and 150 options were cancelled. During 1995, 367,000 SARs were exercised; 133,000 options were exercised at prices ranging from $8.2084 to $21.6667; and 28,000 options were cancelled. During 1994, 1,254,000 SARs were exercised; 339,000 options were exercised at prices ranging from $8.2084 to $18.9167; and 80,000 options were cancelled. Of the active grants at December 31, 1996, 1995 and 1994, 668,000; 929,000; and 918,000 were not exercisable.

Other Post-Retirement Benefits
-------------------------------------------------------------------------------
         In addition to pension benefits, Duquesne provides certain health care benefits and life insurance for some retired employees. Substantially all of Duquesne's full-time employees may, upon attaining the age of 55 and meeting certain service requirements, become eligible for the same benefits available to retired employees. Participating retirees make contributions, which are adjusted annually, to the health care plan. The life insurance plan is non-contributory. Company-provided health care benefits terminate when covered individuals become eligible for Medicare benefits or reach age 65, whichever comes first. Duquesne funds actual expenditures for obligations under the plans on a "pay-as-you-go" basis. Duquesne has the right to modify or terminate the plans.

         Duquesne accrues the actuarially determined costs of the aforementioned post-retirement benefits over the period from the date of hire until the date the employee becomes fully eligible for benefits. Duquesne has elected to amortize the transition liability over 20 years.

Components of Post-Retirement Cost
----------------------------------------------------------------------------------------------
                                                                      1996              1995
                                                            (Amounts in Thousands of Dollars)
----------------------------------------------------------------------------------------------
Service cost (benefits earned during the period)                     $1,182            $1,315
Interest cost on accumulated benefit obligation                       2,046             2,340
Amortization of the transition obligation over 20 years               1,700             1,700
Other                                                                  (812)             (582)
----------------------------------------------------------------------------------------------
 Total Post-Retirement Cost                                          $4,116            $4,773
==============================================================================================

         The accumulated post-retirement benefit obligation comprises the present value of the estimated future benefits payable to current retirees and a pro rata portion of estimated benefits payable to active employees after retirement.

Funded Status of Post-Retirement Plan at December 31
-----------------------------------------------------------------------------------------------------------------
                                                                                          1996             1995
                                                                                 (Amounts in Thousands of Dollars)
-----------------------------------------------------------------------------------------------------------------
Actuarial present value of benefits:
 Retirees                                                                               $  8,840         $  7,359
 Fully eligible active plan participants                                                   3,829            3,187
 Other active plan participants                                                           26,352           21,935
-----------------------------------------------------------------------------------------------------------------
Accumulated post-retirement benefit obligation                                            39,021           32,481
Fair market value of plan assets                                                              --               __
-----------------------------------------------------------------------------------------------------------------
Accumulated benefit obligation in excess of plan assets                                 $(39,021)        $(32,481)
=================================================================================================================
Unrecognized net actuarial gains                                                        $  2,874         $  8,427
Unrecognized net transition liability                                                    (27,198)         (28,898)
Post-retirement liability per consolidated balance sheet                                 (14,697)         (12,010)
-----------------------------------------------------------------------------------------------------------------
 Total                                                                                  $(39,021)        $(32,481)
=================================================================================================================
Discount rate used to determine projected benefit obligation                                7.50%            7.00%
-----------------------------------------------------------------------------------------------------------------
Health care cost trend rates:
 For year beginning January 1                                                               6.96%            8.80%
 Ultimate rate in the year 2000                                                             6.00%            5.50%
-----------------------------------------------------------------------------------------------------------------
Effect of a one percent increase in health care cost trend
 rates:
 On accumulated projected benefit obligation                                            $  2,920          $ 3,228
 On aggregate of annual service and interest costs                                      $    391          $   435
-----------------------------------------------------------------------------------------------------------------

O. Quarterly
   Financial
   Information
   (Unaudited)

Summary of Selected Quarterly Financial Data (Thousands of
Dollars, Except Per Share Amounts)
-------------------------------------------------------------------------------
[The quarterly data reflect seasonal weather variations in Duquesne's service territory.]

----------------------------------------------------------------------------------------------------------------------------------
1996                                                              First Quarter   Second Quarter    Third Quarter   Fourth Quarter
----------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (a)                                                 $290,857         $284,522         $320,275         $281,171
Operating Income (a)                                                     54,584           50,161           69,738           47,596
Net Income                                                               36,749           32,571           50,852           29,688

==================================================================================================================================
1995                                                              First Quarter   Second Quarter    Third Quarter   Fourth Quarter
----------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (a)                                                 $286,616         $274,669         $337,156         $281,343
Operating Income (a)                                                     57,542           55,705           76,001           57,389
Net Income                                                               33,371           32,441           52,787           32,471
==================================================================================================================================

(a) Restated to conform with presentations adopted during 1996.


                      ----------------------------------


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

SELECTED FINANCIAL DATA

---------------------------------------------------------------------------------------------------------
Amounts in Thousands of Dollars          1996        1995        1994        1993        1992        1991
---------------------------------------------------------------------------------------------------------
INCOME STATEMENT ITEMS
Total operating revenues           $1,176,825  $1,179,784  $1,168,624  $1,160,685  $1,150,380  $1,173,105
Operating income                   $  222,079  $  246,637  $  236,556  $  240,168  $  258,367  $  270,559
Net income                         $  149,860  $  151,070  $  147,449  $  147,362  $  149,768  $  143,133
Earnings for common stock          $  145,815  $  145,750  $  141,403  $  138,174  $  140,357  $  132,332
---------------------------------------------------------------------------------------------------------

BALANCE SHEET ITEMS
Property, plant and equipment-net  $2,717,473  $2,978,903  $3,068,519  $3,123,948  $3,018,641  $3,037,454
Total assets                       $3,897,086  $4,067,665  $4,149,867  $4,388,103  $3,718,092  $3,802,626
---------------------------------------------------------------------------------------------------------
Capitalization:
Common stockholder's equity        $  989,424  $1,131,334  $1,115,512  $1,100,671  $1,107,609  $1,064,104
Non-redeemable preferred and
  preference stock                    223,072      70,966      95,345     124,736     123,430     121,906
Redeemable preferred and
  preference stock                         --          --          --       8,392       8,579      15,437
Long-term debt                      1,271,961   1,322,531   1,368,930   1,416,705   1,413,001   1,420,726
---------------------------------------------------------------------------------------------------------
Total capitalization               $2,484,457  $2,524,831  $2,579,787  $2,650,504  $2,652,619  $2,622,173
=========================================================================================================

Glossary of Terms   Following are explanations of certain financial and
                    operating terms used in our report.

Competitive Transition Charge (CTC)/
Intangible Transition Charge (ITC)
--------------------------------------------------------------------------------
  During the electric utility restructuring from the traditional regulatory framework to customer choice, utilities will have the opportunity to recover transition costs from customers through a surcharge, or competitive transition charge. Alternatively, if the utility gains PUC approval and securitizes its transition costs, it may then charge an intangible transition charge.

Customer Choice
--------------------------------------------------------------------------------
  The Pennsylvania Customer Choice Act (see "Customer Choice Act" discussion on page 5) will give customers the right to contract for electricity at market prices from PUC-approved electric generation suppliers.

Decommissioning Costs
--------------------------------------------------------------------------------
  Decommissioning costs are expenses to be incurred in connection with the entombment, decontamination, dismantlement, removal and disposal of structures, systems and components of a power plant that has permanently ceased the production of electric energy.

Deferred Energy Costs
--------------------------------------------------------------------------------
  In conjunction with the Energy Cost Rate Adjustment Clause, Duquesne records deferred energy costs to offset differences between actual energy costs and the level of energy costs currently recovered from its rate-regulated electric utility customers.

Demand
--------------------------------------------------------------------------------
  Demand is the amount of electricity delivered to consumers at any instant or averaged over a period of time.

Energy Cost Rate Adjustment Clause (ECR)
--------------------------------------------------------------------------------
  Duquesne recovers through the ECR, to the extent that such amounts are not included in base rates, the cost of nuclear fuel, fossil fuel and purchased power costs and passes to its customers the profits from short-term power sales to other utilities.

Federal Energy Regulatory Commission (FERC)
--------------------------------------------------------------------------------
  The FERC is an independent five-member commission within the United States Department of Energy. Among its many responsibilities, the FERC sets rates and charges for the wholesale transportation and sale of natural gas and electricity.

Kilowatt (KW)
--------------------------------------------------------------------------------
  A kilowatt is equal to 1,000 watts. A watt is the rate at which electricity is generated or consumed. A kilowatt-hour (KWH) is a measure of the quantity of electricity generated or consumed in one hour.

Peak Demand
--------------------------------------------------------------------------------
  Peak demand is the amount of electricity required during periods of highest usage. Peak periods fluctuate by season and generally occur in the morning hours in winter and in late afternoon during the summer.

Pennsylvania Public Utility Commission (PUC)
--------------------------------------------------------------------------------
  The PUC is the Pennsylvania governmental body that regulates all utilities (electric, gas, telephone, water, etc.) and is made up of five members nominated by the governor and confirmed by the senate.

Regulatory Assets
--------------------------------------------------------------------------------
  Regulatory assets are costs that Duquesne would otherwise have charged to expense which are capitalized or deferred because these costs are currently being recovered or because it is probable that the PUC and the FERC will allow recovery of these costs through the ratemaking process. For example, under traditional regulation, tax benefits associated with electric generating assets were required to be immediately passed on to a utility's customers.
These same benefits later would be incurred as a tax cost, which the utility would expect to collect from its customers under the traditional regulatory framework.

Transition Costs
--------------------------------------------------------------------------------
  Transition or stranded costs are the net present value of a utility's known or measurable costs related to electric generation that are recoverable under the current regulatory framework, but which may not be recoverable in a competitive generation market and which will remain following mitigation efforts taken by such utility to recover the costs. Examples of potential transition costs include regulatory assets; the unfunded portion of decommissioning costs; costs of employee severance, retraining, early retirement, and outplacement; and generation-related costs, including the associated capital costs. The PUC will determine the level of transition costs a utility may recover.

Unbundled Electric Service
--------------------------------------------------------------------------------
  Electric utilities traditionally have been obligated to serve customers from the generation through the delivery of electricity. Under the Pennsylvania Customer Choice Act, electric service will be unbundled. Although customer choice will give consumers their choice of electric generation suppliers, delivery of the electricity from the generation supplier to the consumer will remain the responsibility of the existing franchised utility.