Form 10-Q
period 1997-03-31
DUQUESNE LIGHT CO
filed 1997-05-15
CIK 30573

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended March 31, 1997
                                      --------------

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the Transition Period From            to
                                      ----------    ----------

                             Commission File Number
                             ----------------------
                                     1-956

                            Duquesne Light Company
        --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Pennsylvania                                25-0451600
            ------------                                ----------
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)

                               411 Seventh Avenue
                        Pittsburgh, Pennsylvania                 15219
                        -------------------------------       ----------
              (Address of principal executive offices)        (Zip Code)

      Registrant's telephone number, including area code:   (412) 393-6000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X      No
                                          ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

DQE is the holder of all shares of common stock, $1 par value, of Duquesne Light Company consisting of 10 shares as of March 31, 1997 and April 30, 1997.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                             DUQUESNE LIGHT COMPANY
                   CONDENSED STATEMENT OF CONSOLIDATED INCOME
                             (Thousands of Dollars)
                                  (Unaudited)

                                    Three Months Ended
                                        March 31,
                                   --------------------
                                     1997       1996
                                   ---------  ---------
Operating Revenues
  Sales of Electricity:
    Customers - net                $265,349   $266,583
    Utilities                         8,731     15,965
                                   ---------  ---------
  Total Sales of Electricity        274,080    282,548
  Other                               8,929      8,309
                                   ---------  ---------
    Total Operating Revenues        283,009    290,857
                                   ---------  ---------

Operating Expenses
  Fuel and purchased power           51,654     59,165
  Other operating                    63,017     60,930
  Maintenance                        17,749     20,504
  Depreciation and amortization      53,262     55,062
  Taxes other than income taxes      20,244     21,706
  Income taxes                       22,041     17,950
                                   ---------  ---------
    Total Operating Expenses        227,967    235,317
                                   ---------  ---------

OPERATING INCOME                     55,042     55,540
                                   ---------  ---------

Other Income and (Deductions)
  Interest and dividend income        3,938      1,722
  Income taxes                         (350)       911
  Other - net                         2,320      1,529
                                   ---------  ---------
   Total Other Income                 5,908      4,162
                                   ---------  ---------

INCOME BEFORE INTEREST AND
  OTHER CHARGES                      60,950     59,702

INTEREST CHARGES                     21,394     22,953

MONTHLY INCOME PREFERRED
    SECURITIES DIVIDEND
    REQUIREMENTS                      3,141          -
                                   ---------  ---------

NET INCOME                           36,415     36,749

DIVIDENDS ON PREFERRED AND
  PREFERENCE STOCK                    1,009      1,018
                                   ---------  ---------

EARNINGS FOR COMMON STOCK          $ 35,406   $ 35,731
                                   =========  =========

See notes to condensed consolidated financial statements.

                             DUQUESNE LIGHT COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)
                                  (Unaudited)

                                                                                             March 31,     December 31,
                                                                                                1997           1996
                                                                                            ------------  --------------
ASSETS
Property, plant and equipment                                                               $ 4,619,136   $   4,608,773
Less:  Accumulated depreciation and amortization                                             (1,938,883)     (1,891,300)
                                                                                            ------------  --------------
    Property, plant and equipment - net                                                       2,680,253       2,717,473
                                                                                            ------------  --------------
Long-term investments:
  Investment in DQE Common Stock                                                                 54,324          59,319
  Other investments                                                                             104,172         102,948
                                                                                            ------------  --------------
    Total long-term investments                                                                 158,496         162,267
                                                                                            ------------  --------------
Current assets:
  Cash and temporary cash investments                                                           221,844         154,414
  Receivables                                                                                   103,911         105,645
  Other current assets, principally material and supplies                                        78,295          80,594
                                                                                            ------------  --------------
    Total current assets                                                                        404,050         340,653
                                                                                            ------------  --------------
Other non-current assets:
  Regulatory assets                                                                             625,226         636,816
  Other                                                                                          41,711          39,877
                                                                                            ------------  --------------
    Total other non-current assets                                                              666,937         676,693
                                                                                            ------------  --------------
        TOTAL ASSETS                                                                        $ 3,909,736   $   3,897,086
                                                                                            ============  ==============
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock - $1 par value (shares -  90,000,000                                         $         -   $           -
    authorized; 10 issued)
  Capital surplus                                                                               822,423         825,540
  Retained earnings                                                                             160,859         163,884
                                                                                            ------------  --------------
    Total common stockholder's equity                                                           983,282         989,424
                                                                                            ------------  --------------
  Non-redeemable preferred stock                                                                 63,608          63,608
  Non-redeemable Monthly Income  Preferred Securities                                           150,000         150,000
  Non-redeemable preference stock                                                                28,997          28,997
                                                                                            ------------  --------------
    Total preferred and preference stock before deferred employee stock ownership plan (ESOP) benefit (involuntary liquidation values of
    $242,467 exceed par by $28,180 for each period presented)                                   242,605         242,605
  Deferred ESOP benefit                                                                         (18,931)        (19,533)
                                                                                            ------------  --------------
    Total preferred and preference stock                                                        223,674         223,072
                                                                                            ------------  --------------
  Long-term debt                                                                              1,234,921       1,271,961
                                                                                            ------------  --------------
    Total capitalization                                                                      2,441,877       2,484,457
                                                                                            ------------  --------------
Obligations under capital leases                                                                 24,150          28,407
                                                                                            ------------  --------------
Current liabilities:
  Current maturities and sinking fund requirements                                              105,229          70,912
  Accounts payable                                                                               57,405          84,272
  Accrued liabilities                                                                            72,859          59,020
  Dividends declared                                                                             41,434           2,371
  Other                                                                                           2,852           4,613
                                                                                            ------------  --------------
    Total current liabilities                                                                   279,779         221,188
                                                                                            ------------  --------------
Deferred income taxes - net                                                                     726,303         726,517
                                                                                            ------------  --------------
Deferred investment tax credits                                                                 104,096         106,201
                                                                                            ------------  --------------
Deferred income                                                                                 134,236         139,075
                                                                                            ------------  --------------
Other                                                                                           199,295         191,241
                                                                                            ------------  --------------
Commitments and contingencies (Note 4)
                                                                                            ------------  --------------
        TOTAL CAPITALIZATION AND LIABILITIES                                                $ 3,909,736   $   3,897,086
                                                                                            ============  ==============

See notes to condensed consolidated financial statements.

                             DUQUESNE LIGHT COMPANY
                 CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                             (Thousands of Dollars)
                                  (Unaudited)


                                                                Three Months Ended
                                                                      March 31,
                                                                      ---------
                                                                   1997       1996
                                                                ---------   ---------
Cash Flows From Operating Activities
  Operations                                                    $ 87,078    $ 86,041
  Changes in working capital other than cash                      28,307       2,613
  Other                                                           17,611       8,415
                                                                ---------    --------
    Net Cash Provided By Operating Activities                    132,996      97,069
                                                                ---------    --------

Cash Flows From Investing Activities
  Construction expenditures                                      (14,309)    (14,916)
  Long-term investments - net                                     (4,230)       (563)
  Other                                                            2,251        (979)
                                                                ---------    --------
    Net Cash Used In Investing Activities                        (16,288)    (16,458)
                                                                ---------    --------

Cash Flows From Financing Activities
  Dividends on capital stock                                     (40,247)    (37,018)
  Reductions of long-term obligations                             (7,540)     (4,495)
  Other                                                           (1,491)     (1,588)
                                                                ---------    --------
    Net Cash Used In Financing Activities                        (49,278)    (43,101)
                                                                ---------    --------

Net increase in cash and temporary cash investments               67,430      37,510
Cash and temporary cash investments at beginning of period       154,414       2,490
                                                                ---------    --------
Cash and temporary cash investments at end of period            $221,844     $40,000
                                                                =========    ========


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


1.   CONSOLIDATION, RECLASSIFICATIONS AND ACCOUNTING POLICIES

       Duquesne Light Company (Duquesne) is a wholly owned subsidiary of DQE, Inc. (DQE), an energy services holding company formed in 1989. Duquesne is engaged in the production, transmission, distribution and sale of electric energy. Duquesne was formed under the laws of Pennsylvania by the consolidation and merger in 1912 of three constituent companies. Duquesne has one wholly owned subsidiary, Monongahela Light and Power Co., also a Pennsylvania corporation, which makes long term investments.

       On April 7, 1997, DQE and Allegheny Power System, Inc. (APS), announced a proposed tax-free, stock-for-stock merger. Upon consummation of the merger, DQE will be a wholly owned subsidiary of APS, and the combined company's name will be Allegheny Energy, Inc. Following the merger, Duquesne will remain a wholly owned subsidiary of DQE. The transaction is expected to close within 12 to 18 months, subject to approval of the shareholders of both companies and applicable regulatory agencies. (See "Subsequent Event," Note 5, on page 13.)

       The condensed consolidated financial statements include the accounts of Duquesne and its wholly owned subsidiary. All material intercompany balances and transactions have been eliminated in the preparation of the condensed consolidated financial statements.

       In the opinion of management, the unaudited condensed consolidated financial statements included in this report reflect all adjustments that are necessary for a fair presentation of the results of interim periods and are normal, recurring adjustments. Prior-period financial statements were reclassified to conform with the 1997 presentation.

       These statements should be read with the financial statements and notes included in the Annual Report on Form 10-K filed with the SEC for the year ended December 31, 1996. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may also be affected by the estimates and assumptions management is required to make. Actual results could differ from those estimates.

       Duquesne is subject to the accounting and reporting requirements of the SEC. In addition, Duquesne's operations are subject to the regulation of the Pennsylvania Public Utility Commission (PUC) and the Federal Energy Regulatory Commission (FERC). Duquesne's consolidated financial statements report regulatory assets and liabilities in accordance with Statement of Financial

Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71), and reflect the effects of the current ratemaking process. In accordance with SFAS No. 71, Duquesne's consolidated financial statements reflect regulatory assets and liabilities consistent with cost-based, pre-competition ratemaking regulations. (See "Rate Matters," Note 3, on page 7.)

       Duquesne's other investments are primarily in assets of nuclear decommissioning trusts and marketable securities. In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, these investments are classified as available-for-sale and are stated at market value. The amounts of unrealized holding gains on investments at March 31, 1997, and December 31, 1996, were $16.5 million and $19.0 million ($9.7 million and $11.1 million net of tax, respectively).

       Through the Energy Cost Rate Adjustment Clause (ECR), Duquesne recovers (to the extent that such amounts are not included in base rates) nuclear fuel, fossil fuel and purchased power expenses and, also through the ECR, passes to its customers the profits from short-term power sales to other utilities (collectively, ECR energy costs). Under Duquesne's PUC-approved Mitigation Plan, the level of energy cost recovery is capped at 1.47 cents per kilowatt-hour (KWH) through May 2001. To the extent that projections do not support recovery of previously deferred costs through this pricing mechanism, these costs would become transition costs subject to recovery through a competitive transition charge (CTC). (See "Customer Choice Act" and "Mitigation Plan" discussions, Note 3, on page 7.)


2.   RECEIVABLES

       Components of receivables for the periods indicated are as follows:


                                              March 31,         March 31,         December 31,
                                                 1997             1996               1996
                                                    (Amounts in Thousands of Dollars)
----------------------------------------------------------------------------------------------
Electric customer accounts receivable          $ 97,655         $103,263            $ 92,475
Other utility receivables                        16,534           16,258              22,402
Other receivables                                 9,288           15,573               9,062
Less:  Allowance for uncollectible accounts     (19,566)         (19,689)            (18,294)
----------------------------------------------------------------------------------------------
       Total Receivables                       $103,911         $115,405            $105,645
==============================================================================================

     Duquesne and an unaffiliated corporation have an agreement that entitles Duquesne to sell, and the corporation to purchase, on an ongoing basis, up to $50.0 million of accounts receivable. At March 31, 1997, and December 31, 1996, Duquesne had not sold any receivables to the unaffiliated corporation. The accounts receivable sales agreement, which expires in June 1997, is one of many sources of funds available to Duquesne. Duquesne has not determined, but may attempt to extend the agreement or to replace the facility with a similar arrangement or to eliminate it upon expiration.

3.   RATE MATTERS

Customer Choice Act

     Under the Electricity Generation Customer Choice and Competition Act (Customer Choice Act), which went into effect on January 1, 1997, Pennsylvania has become a leader in customer choice. The Customer Choice Act will enable Pennsylvania's electric utility customers to purchase electricity at market prices from a variety of electric generation suppliers (customer choice). Electric utility restructuring will be accomplished through a two-stage process consisting of a pilot period (running through 1998) and a phase-in period (1999 through 2001). Before the phase-in to customer choice begins in 1999, the PUC expects utilities to take vigorous steps to mitigate transition costs as much as possible without increasing the price they currently charge customers. The PUC will determine what portion of a utility's remaining transition costs will be recoverable from customers through a CTC. This charge will be paid by consumers who choose alternative generation suppliers as well as customers who choose their franchised utility. The CTC could last as long as 2005, providing a utility a total of up to nine years to recover transition costs. An overall four-and-one-half year price cap will be imposed on the transmission and distribution charges of electric utility companies. Additionally, electric utility companies may not increase the generation price component of prices as long as transition costs are being recovered, with certain exceptions. If a utility ultimately is unable to recover its transition costs within this pricing structure and timeframe, the costs will be written off.


Mitigation Plan

     Duquesne has taken a number of steps to mitigate its potential transition costs. In addition to the steps taken during the last 10 years to prepare for competition, effective January 1, 1995, Duquesne accelerated its rate of depreciation on its fixed nuclear assets without seeking a rate increase to recover the additional costs. On October 31, 1996, Duquesne sold its 50 percent ownership interest in the Ft. Martin Power Station (Ft. Martin). Under the PUC-approved plan, Duquesne will not increase its base rates for a period of five years through May 2001. In addition, Duquesne recorded in October 1996 a one-time reduction of approximately $130 million in the book value of Duquesne's nuclear plant investment. The proceeds from the sale are expected to be used to fund reliability enhancements to the Brunot Island (BI) Unit 3 combustion turbine and to reduce Duquesne's capitalization. The approved plan also provides for incremental increases of $25 million in depreciation and amortization expense in 1997 and 1998 related to Duquesne's nuclear investment, as well as additional annual contributions to its nuclear plant decommissioning funds of $5 million, without any increase in existing electric rates. Also, Duquesne will record an annual $5 million credit to the ECR during the plan period to compensate Duquesne's customers for lost profits from any short-term power sales foregone by the sale of its ownership interest in Ft. Martin. In addition, Duquesne will cap energy costs, beginning April 1, 1997 through the remainder of the plan period, at a historical five-year average of 1.47 cents per kilowatt hour (KWH). Duquesne's approved plan provides for the amortization of the remaining deferred rate synchronization costs over a 10-year period. At March 31, 1997, the unamortized portion of these costs totaled $40.4 million, net of deferred fuel savings related to the two units. Finally, Duquesne's approved plan also provides for annual assistance of $0.5 million to low-income customers.

Regulatory Assets

     As a result of the application of SFAS No. 71, Duquesne records regulatory assets on its consolidated balance sheet. The regulatory assets represent probable future revenue to Duquesne because provisions for these costs are currently included, or are expected to be included, in charges to electric utility customers through the ratemaking process.

     A company's electric utility operations or a portion of such operations could cease to meet the SFAS No. 71 criteria for various reasons, including a change in the FERC regulations or the competition-related changes in the PUC regulations. (See "Customer Choice Act" discussion on page 7.) Duquesne currently believes its electricity generating assets and related regulatory assets continue to satisfy these criteria in light of the transition to competitive generation under the Customer Choice Act. Should any portion of Duquesne's electric utility operations be deemed to no longer meet the SFAS No. 71 criteria, Duquesne may be required to write off any above-market cost assets, the recovery of which is uncertain, and any regulatory assets or liabilities for those operations that no longer meet these requirements.

     The components of regulatory assets for the periods presented are as follows:


                                                      March 31,  December 31,

                                                         1997          1996
                                              (Amounts in Thousands of Dollars)
------------------------------------------------------------------------------
Regulatory tax receivable                              $383,971     $394,131
Unamortized debt costs (a)                               91,943       93,299
Deferred rate synchronization costs                      40,392       41,446
Beaver Valley Unit 2 sale/leaseback premium (b)          29,682       30,059
Deferred employee costs (c)                              27,964       29,589
Deferred nuclear maintenance outage costs                 9,228       13,462
Deferred coal costs (see below)                          12,894       12,191
DOE decontamination and decommissioning receivable        9,547        9,779
Other                                                    19,605       12,860
------------------------------------------------------------------------------
 Total Regulatory Assets                               $625,226     $636,816
==============================================================================

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

  In 1990, the PUC approved a joint petition for settlement that clarified certain aspects of the system-wide coal cost standard. Duquesne has exercised options to extend the coal cost standard through March 2000. The unrecovered cost of Bruce Mansfield coal was $10.3 million and $9.6 million, and the unrecovered cost of the remainder of the system-wide coal was $2.6 million at March 31, 1997 and December 31, 1996. Duquesne believes that all deferred coal costs will be recovered.


Property Held for Future Use

     In 1986, the PUC approved Duquesne's request to remove Phillips Power Station (Phillips) and a portion of BI from service and from rate base. In accordance with Duquesne's Mitigation Plan, 112 megawatts related to BI Units 2a and 2b were moved from property held for future use to electric plant in service in 1996. Duquesne expects to recover its investment in BI Units 3 and 4, which remain in property held for future use through future electricity sales. Duquesne believes its investment in BI will be necessary in order to meet future business needs. A portion of the proceeds of the sale of Ft. Martin is expected to be used to fund reliability enhancements to the BI Unit 3 combustion turbine. The reliability enhancements are contingent upon the projects meeting a least-cost test versus other potential sources of peaking capacity. (See "Mitigation Plan" discussion on page 7.) Duquesne is analyzing the effects of customer choice on its future generating requirements. Duquesne is planning to seek
recovery of its investment and associated costs of Phillips through a CTC.   In
the event that market demand, transmission access or rate recovery do not support the utilization of these plants, Duquesne may have to write off part or all of these investments and associated costs. At March 31, 1997, Duquesne's net of tax investment in Phillips and BI held for future use was $51.6 million and $18.3 million.


4.   COMMITMENTS AND CONTINGENCIES

Construction

     Duquesne estimates that it will spend, excluding the Allowance for Funds Used During Construction and nuclear fuel, approximately $110 million on construction during 1997. This estimate also excludes any potential expenditures for reliability enhancements to the BI Unit 3 combustion turbine. (See "Mitigation Plan" discussion, Note 3, on page 7).


Nuclear-Related Matters

     Duquesne has an ownership interest in three nuclear units, two of which it operates. The operation of a nuclear facility involves special risks, potential liabilities, and specific regulatory and safety requirements. Specific information about risk management and potential liabilities is discussed below.

     Nuclear Decommissioning. The PUC ruled that recovery of the decommissioning costs for Beaver Valley Unit 1 (BV Unit 1) could begin in 1977, and that recovery for Beaver Valley Unit 2 (BV Unit 2) and Perry Unit 1 could begin in 1988. Duquesne expects to decommission BV Unit 1, BV Unit 2 and Perry Unit 1 no earlier than the expiration of each plant's operating license in 2016, 2027 and 2026, respectively. At the end of its operating life, BV Unit 1 may be placed in safe storage until BV Unit 2 is ready to be decommissioned, at which time the units may be decommissioned together.

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

     On July 18, 1996, the PUC issued a Proposed Policy Statement Regarding Nuclear Decommissioning Cost Estimation and Cost Recovery for the purpose of obtaining comments from the public. The proposed policy includes guidelines for a site-specific study to estimate the cost of decommissioning. Guidelines require that studies be performed at least every five years, address radiological and non-radiological costs, and include a contingency factor of not more than 10 percent. Under the proposed policy, annual decommissioning funding levels are based on an annuity calculation recognizing inflation in the cost estimates and earnings on fund assets. With respect to the transition to a competitive generation market, the Customer Choice Act requires that utilities include a plan to mitigate any shortfall in decommissioning trust fund payments for the life of the facility with any future decommissioning filings. Consistent with this requirement, Duquesne has increased its nuclear decommissioning funding by $5 million under the PUC-approved plan for the sale of Duquesne's ownership interest in Ft. Martin. (See "Mitigation Plan" discussion, Note 3, on page 7.) These additional annual contributions bring the total annual funding to approximately $9 million. Also, on October 17, 1996, the PUC adopted an Accounting Order filed by Duquesne to recognize the increased funding as part of Duquesne's cost of service. Duquesne has received approval from the Internal Revenue Service for qualification of 100 percent of additional nuclear decommissioning trust funding for BV Unit 2 and Perry Unit 1, and 69 percent for BV Unit 1.

     Funding for nuclear decommissioning costs is deposited in external, segregated trust accounts and may be invested in a portfolio of corporate common stock and debt securities, municipal bonds, certificates of deposit and United States government securities. Trust fund earnings increase the fund balances and the related recorded liability. The market value of the aggregate trust fund balances at March 31, 1997 totaled approximately $36.4 million.

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

     Beaver Valley Power Station (BVPS) Steam Generators. BVPS's two units are equipped with steam generators designed and built by Westinghouse Electric Corporation (Westinghouse). Similar to other Westinghouse nuclear plants, outside diameter stress corrosion cracking (ODSCC) has occurred in the steam generator tubes of both units. BV Unit 1, which was placed in service in 1976, has required removal of approximately 15 percent of its steam generator tubes from service through a process called "plugging." However, BV Unit 1 continues to have the capability to operate at 100 percent reactor power and has the ability to return tubes to service by repairing them through a process called "sleeving." To date, no tubes at either BV Unit 1 or BV Unit 2 have been sleeved. BV Unit 2, which was placed in service in 1987, has not yet exhibited the degree of ODSCC experienced at BV Unit 1. Approximately 2 percent of BV Unit 2's tubes are plugged; however, it is too early in the life of the unit to determine the extent to which ODSCC may become a problem.

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

     Duquesne continues to explore all viable means of managing ODSCC, including new repair technologies, and plans to continue to perform 100 percent tube inspections during future refueling outages, which are anticipated to begin in September 1997 for BV Unit 1 and in March 1998 for BV Unit 2. Duquesne will continue to monitor and evaluate the condition of the BVPS steam generators.

     Spent Nuclear Fuel Disposal. The Nuclear Waste Policy Act of 1982 established a policy for handling and disposing of spent nuclear fuel and a policy requiring the establishment of a final repository to accept spent nuclear fuel. Electric utility companies have entered into contracts with the U.S. Department of Energy (DOE) for the permanent disposal of spent nuclear fuel and other high-level radioactive waste in compliance with this legislation. The DOE has indicated that its repository under these contracts will not be available for acceptance of spent nuclear fuel before 2010. On July 23, 1996, the U.S. Court of Appeals for the District of Columbia Circuit, in response to a suit brought by 25 electric utilities and 18 states and state agencies, unanimously ruled that the DOE has a legal obligation to begin taking spent nuclear fuel by January 31, 1998. The DOE has not yet established an interim or permanent storage facility, and has indicated that it will be unable to begin acceptance of spent nuclear fuel for disposal by January 31, 1998. Further, Congress is considering amendments to the Nuclear Waste Policy Act of 1982 that could give the DOE authority to proceed with the development of a federal interim storage facility. In the event the DOE does not begin accepting spent nuclear fuel, existing on-site spent nuclear fuel storage capacities at BV Unit 1, BV Unit 2 and Perry Unit 1 are expected to be sufficient until 2016 (end of operating license), 2013 and 2011, respectively.

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

     Uranium Enrichment Decontamination and Decommissioning. Nuclear reactor licensees in the United States are assessed annually for the decontamination and decommissioning of DOE uranium enrichment facilities. Assessments are based on the amount of uranium a utility had processed for enrichment prior to enactment of the National Energy Policy Act of 1992 (NEPA) and are to be paid by such utilities over a 15-year period. At March 31, 1997, Duquesne's liability for contributions was approximately $9.3 million (subject to an inflation adjustment). Contributions, when made, are currently recovered from customers through the ECR.


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


Guarantees

     Duquesne and the other owners of Bruce Mansfield have guaranteed certain debt and lease obligations related to a coal supply contract for Bruce Mansfield. At March 31, 1997, Duquesne's share of these guarantees was $16.0 million. The prices paid for the coal by the companies under this contract are expected to be sufficient to meet debt and lease obligations to be satisfied in the year 2000. The minimum future payments to be made by Duquesne solely in relation to these obligations are $16.0 million at March 31, 1997.


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

     Effective January 1, 1997, Duquesne adopted the provisions of Statement of Position 96-1, Environmental Remediation Liabilities (SOP 96-1), which provides authoritative guidance for recognition, measurement, display and disclosure of environmental remediation liabilities in financial statements. Duquesne has recorded a regulatory asset and liability of $6.8 million at March 31, 1997. Adoption of SOP 96-1 is not expected to have a materially adverse effect on Duquesne's financial position, results of operations or cash flows.


Employees

     In November 1996, Duquesne reached an agreement on a three-year contract extension through September 30, 2001, with the International Brotherhood of Electrical Workers, which represents approximately 2,000 of Duquesne's employees.


Other

     Duquesne is involved in various other legal proceedings and environmental matters. Duquesne believes that such proceedings and matters, in total, will not have a materially adverse effect on its financial position, results of operations or cash flows.


5.   SUBSEQUENT EVENT

     On April 7, 1997, DQE and APS, announced a proposed tax-free, stock-for-stock merger. Upon consummation of the merger, DQE will be a wholly owned subsidiary of APS, and the combined company's name will be Allegheny Energy, Inc. Following the merger, Duquesne will remain a wholly owned subsidiary of DQE. The transaction is intended to be accounted for as a pooling of interests. Under the terms of the transaction, DQE's shareholders will receive 1.12 shares of APS common stock for each share of DQE's common stock, and APS's dividend in effect at the time of the closing of the merger. The transaction is expected to close within 12 to 18 months, subject to approval of the shareholders of both companies and applicable regulatory agencies, including the public utility commissions in Pennsylvania and Maryland, the SEC, the FERC and the Nuclear Regulatory Commission. Further details about the proposed merger are provided in DQE's report on Form 8-K, filed with the SEC on April 10, 1997. Unless otherwise indicated, all information presented in this Form 10-Q relates to Duquesne only and does not take into account the proposed merger between DQE and APS.

                          ___________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 2 of this Quarterly Report on Form 10-Q should be read in conjunction with Duquesne's Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended December 31, 1996 and Duquesne's condensed consolidated financial statements, which are set forth on pages 2 through 13 in Part I, Item 1 of this Report.


General
--------------------------------------------------------------------------------

     Duquesne Light Company (Duquesne) is a wholly owned subsidiary of DQE, Inc.
(DQE), an energy services holding company formed in 1989. Duquesne is engaged in the production, transmission, distribution and sale of electric energy. Duquesne was formed under the laws of Pennsylvania by the consolidation and merger in 1912 of three constituent companies. Duquesne has one wholly owned subsidiary, Monongahela Light and Power Co., also a Pennsylvania corporation, which currently holds energy-related lease investments.

     On April 7, 1997, DQE and Allegheny Power System, Inc. (APS), announced a proposed tax-free, stock-for-stock merger. Upon consummation of the merger, DQE will be a wholly owned subsidiary of APS, and the combined company's name will be changed to Allegheny Energy, Inc. Following the merger, Duquesne will remain a wholly owned subsidiary of DQE. The transaction is expected to close within 12 to 18 months, subject to approval of the shareholders of both companies and applicable regulatory agencies. (See "Proposed Merger" discussion on page 18.)



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

     The Electricity Generation Customer Choice and Competition Act (Customer Choice Act) went into effect in Pennsylvania on January 1, 1997. This legislation provides for a gradual deregulation of the generation of electricity, while maintaining regulation of the transmission and distribution of electricity and related services to customers. (See "Competition" discussion on page 18.)

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

     Duquesne's operations or a portion of such operations could cease to meet the SFAS No. 71 criteria for various reasons, including a change in the FERC regulations or the competition-related changes in the PUC regulations described above. (See "Competition" discussion on page 18.) Duquesne believes its electricity generating assets and related regulatory assets continue to satisfy these criteria in light of the transition to competitive generation under the Customer Choice Act. Should any portion of Duquesne's operations be deemed to no longer meet the SFAS No. 71 criteria, Duquesne may be required to write off any above-market cost assets, the recovery of which is uncertain, and any regulatory assets or liabilities for those operations that no longer meet these requirements.

     Effective January 1, 1997, Duquesne adopted the provisions of Statement of Position 96-1, Environmental Remediation Liabilities (SOP 96-1), which provides authoritative guidance for recognition, measurement, display and disclosure of environmental remediation liabilities in financial statements. Duquesne has recorded a regulatory asset and liability of $6.8 million at March 31, 1997. Adoption of SOP 96-1 is not expected to have a materially adverse effect on Duquesne's financial position, results of operations or cash flows.



Results of Operations
--------------------------------------------------------------------------------

Sales of Electricity to Customers

  The decrease in the first quarter of 1997 for total operating revenues was $7.8 million, as compared to the first quarter of 1996. Operating revenues are primarily derived from Duquesne's sales of electricity. The PUC authorizes rates for electricity sales which are cost-based and are designed to recover Duquesne's operating expenses and investment in electric utility assets and to provide a return on the investment. (See "Regulation" and "Competition" discussions on pages 14 and 18.)

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

Net Customer Revenues

  Net customer revenues, reflected on the statement of consolidated income, decreased $1.2 million or 0.5 percent in the first quarter of 1997, as compared to the same period in 1996. The variance can be attributed primarily to decreased residential customer kilowatt-hour (KWH) sales of 2.4 percent due to mild 1997 winter temperatures, as compared to 1996, resulting in decreased revenues of $1.0 million. Higher sales to several of Duquesne's largest industrial customers resulted in a 1.7 percent increase in industrial sales. Each of these customers reported an increase in orders as the reason for the increase in electric demand.


Sales to Other Utilities

  Short-term sales to other utilities are regulated by the FERC and are made at market rates. Fluctuations in electricity sales to other utilities are related to Duquesne's customer energy requirements, the energy market and transmission conditions, and the availability of Duquesne's generating stations. Duquesne's electricity sales to other utilities in the first quarter of 1997 were $7.2 million less than the first quarter of 1996 due to a decline in demand from other utilities and reduced availability as a result of the sale of Duquesne's 50 percent interest in the Ft. Martin Power Station (Ft. Martin). Future levels of short-term sales to other utilities will be affected by the possible sale of other generating stations, market rates, and by the outcome of Duquesne's FERC filings requesting firm transmission access. (See "Outlook" discussion on page 18.)


Other Operating Revenues

  Other operating revenues include Duquesne's non-KWH utility revenues in Duquesne's statement of consolidated income. Other operating revenues are primarily comprised of revenues from joint owners of Beaver Valley Unit 1 (BV Unit 1) and Beaver Valley Unit 2 (BV Unit 2) for their shares of the administrative and general costs of operating these units. Other operating revenues therefore fluctuate depending on the timing of scheduled refueling and maintenance outages at the Beaver Valley Power Station (BVPS) when significant costs are incurred.


Operating Expenses

  Fluctuations in fuel and purchased power expense generally result from changes in the cost of fuel, the mix between coal and nuclear generation, the total KWHs sold, and generating station availability. Because of the Energy Cost Rate Adjustment Clause (ECR), changes in fuel and purchased power costs did not impact earnings in the first quarter of 1997 and 1996.

  Fuel and purchased power expense decreased $7.5 million in the first quarter of 1997, as compared to the first quarter of 1996, as a result of decreases in purchased power and fossil fuel volume. These decreases were partially offset by increased fuel prices and purchased power prices.

  Other operating expense increased $2.1 million when comparing the first quarter of 1997 and 1996. The increase was primarily the result of increased costs due to forced outages at both BV Unit 1 and BV Unit 2 during the first quarter of 1997.

  During the first quarter of 1997 maintenance expense decreased $2.8 million, as compared to the first quarter of 1996, due to costs savings attributable Duquesne's electric utility operations and the sale of Ft. Martin.

  Income taxes increased by $4.1 million in the first quarter of 1997, as compared to the first quarter of 1996, primarily due to increased taxable income.


Other Income

  Comparing the first quarter of 1997 and the first quarter of 1996, an increase of $1.7 million in other income was the result of additional interest and dividend income recognized from a higher level of short-term investments.


Interest Charges

  Duquesne achieved reductions of $1.6 million in interest charges in the first quarter of 1997, as compared to the first quarter of 1996. The decrease is primarily the result of $50.0 million in debt that matured in May 1996. Interest expense in 1997 will be influenced by fluctuations in short-term rates and any new financing.


Monthly Income Preferred Securities Dividend Requirements

  The Monthly Income Preferred Securities Dividend Requirements reflect the payment of $3.1 million in dividends in the first quarter of 1997 related to preferred securities issued in May 1996.


Liquidity and Capital Resources
-------------------------------------------------------------------------------

Financing

     Duquesne expects to meet its current obligations and debt maturities through the year 2001 with funds generated from operations and through new financings. At March 31, 1997, Duquesne was in compliance with all of its debt covenants.

     $50 million and $35 million of mortgage bonds will mature in November 1997 and February 1998, respectively. Duquesne expects to retire these bonds with available cash or to refinance the bonds.


Investing
-------------------------------------------------------------------------------

    Duquesne's long-term investments consist of its holdings of DQE common stock, investments in affordable housing, leasing and other investments, and Duquesne's nuclear decommissioning trusts. Duquesne invested approximately $4.2 million and $2.4 million in various investments in the first quarter of 1997 and 1996. In the first quarter of 1996, Duquesne also sold investments for $1.8 million.

Outlook
-------------------------------------------------------------------------------

Proposed Merger

    On April 7, 1997, DQE and APS announced a proposed tax-free, stock-for-stock merger. Upon consummation of the merger, DQE will be a wholly owned subsidiary of APS, and the combined company's name will be changed to Allegheny Energy, Inc. Following the merger, Duquesne will remain a wholly owned subsidiary of DQE. The transaction is intended to be accounted for as a pooling of interests. Under the terms of the transaction, DQE's shareholders will receive 1.12 shares of APS common stock for each share of DQE's common stock, and APS's dividend in effect at the time of the closing of the merger. The transaction is expected to close within 12 to 18 months, subject to approval of the shareholders of both companies and applicable regulatory agencies, including the public utility commissions in Pennsylvania and Maryland, the SEC, the FERC and the NRC. Further details about the proposed merger are provided in DQE's report on Form 8-K, filed with the SEC on April 10, 1997. Unless otherwise indicated, all information presented in this Form 10-Q relates to Duquesne only and does not take into account the proposed merger between DQE and APS.


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

     Under the Customer Choice Act, which went into effect on January 1, 1997, Pennsylvania has become a leader in customer choice. The Customer Choice Act will enable Pennsylvania's electric utility customers to purchase electricity at market prices from a variety of electric generation suppliers (customer choice). Electric utility restructuring will be accomplished through a two-stage process consisting of a pilot period (running through 1998) and a phase-in period (1999 through 2001). The pilot period will give utilities an opportunity to examine a wide range of technical and administrative details related to competitive markets, including metering, billing, and cost and design of unbundled electric services. Duquesne filed a pilot program with the PUC on February 27, 1997, which proposes unbundling transmission, distribution, electricity and competitive transition charges and offers participating customers the same options that will be available in a competitive generation market. The pilot program is designed to comprise approximately 5 percent of Duquesne's residential, commercial and industrial demand. Customers participating in the pilot will have two basic options. First, customers can choose to continue taking bundled service from Duquesne under approved tariffs. Second, customers can choose unbundled service with their electricity provided by an alternative electric generation supplier. All customers that choose unbundled electric service will be subject to unbundled distribution charges approved by the PUC and unbundled transmission charges pursuant to Duquesne's FERC-approved tariff. Each customer that elects unbundled service also will be required to pay a non-bypassable access fee (competitive transition charge or CTC) that provides Duquesne with a reasonable opportunity to recover transition costs. On May 9, 1997, the PUC issued a Preliminary Opinion and Order approving Duquesne's filing in part, and requiring certain revisions. Duquesne has until May 22, 1997, to submit comments on the PUC's preliminary order. The PUC anticipates issuing a final order in July 1997, and a revised pilot program must be filed within 30 days of such order. The PUC further anticipates the revised pilot program could begin in October 1997.

     Duquesne must file a restructuring plan with the PUC by August 1, 1997, setting forth its proposals for the transition to customer choice and the recovery of transition costs. The phase-in to competition begins on January 1, 1999, when 33 percent of consumers will have customer choice (including consumers covered by the pilot program); 66 percent of consumers will have customer choice by January 1, 2000; and all consumers will have customer choice by January 1, 2001. Although the Customer Choice Act will give customers their choice of electric generation suppliers, delivery of the electricity from the generation supplier to the customer will remain the responsibility of the existing franchised utility. Delivery of electricity (including transmission, distribution and customer service) will continue to be regulated in substantially the current manner. Before the phase-in to customer choice begins in 1999, the PUC expects utilities to take vigorous steps to mitigate transition costs as much as possible without increasing the price they currently charge customers. The PUC will determine what portion of a utility's remaining transition costs will be recoverable from customers through a CTC. This charge will be paid by consumers who choose alternative generation suppliers as well as customers who choose their franchised utility. The CTC could last as long as 2005, providing a utility a total of up to nine years to recover transition costs. An overall four-and-one-half year price cap will be imposed on the transmission and distribution charges of electric utility companies. Additionally, electric utility companies may not increase the generation price component of prices as long as transition costs are being recovered, with certain exceptions. If a utility ultimately is unable to recover its transition costs within this pricing structure and timeframe, the costs will be written off.

     Duquesne has already been effective in mitigating its exposure to transition costs. Generating plant, decommissioning and related regulatory asset costs have been reduced by approximately $400 million during the past two years. These reductions have resulted from a variety of strategies, such as selling generating assets, accelerating recovery of fixed costs, increasing nuclear decommissioning charges and reducing capitalized costs. Effective January 1, 1995, Duquesne accelerated its rate of depreciation on its fixed nuclear assets without seeking a rate increase to recover the additional costs. On October 31, 1996, Duquesne sold its ownership interest in Ft. Martin. Under the PUC-approved plan, Duquesne will not increase its base rates for a period of five years through May 2001. In addition, Duquesne recorded in October 1996 a one-time reduction of approximately $130 million in the book value of Duquesne's nuclear plant investment. The proceeds from the sale are expected to be used to fund reliability enhancements to the BI Unit 3 combustion turbine and to reduce Duquesne's capitalization. The approved plan also provides for incremental increases of $25 million in depreciation and amortization expense in 1997 and 1998 related to Duquesne's nuclear investment, as well as additional annual contributions to its nuclear plant decommissioning funds of $5 million, without any increase in existing electric rates. Also, Duquesne will record an annual $5 million credit to the ECR during the plan period to compensate Duquesne's customers for lost profits from any short-term power sales foregone by the sale of its ownership interest in Ft. Martin. In addition, Duquesne has capped energy costs through the remainder of the plan period at a historical five-year average of 1.47 cents per KWH. Duquesne's approved plan provides for the amortization of the remaining deferred rate synchronization costs over a 10-year period. At March 31, 1997, the unamortized portion of these costs totaled $40.4 million, net of deferred fuel savings related to the two units. Finally, Duquesne's approved plan also provides for annual assistance of $0.5 million to low-income customers. Duquesne expects to continue these steps to address its remaining transition costs. The Customer Choice Act provides another option to mitigate transition costs. With PUC approval, utilities are permitted to issue transition bonds with a maturity of 10 years or less. Proceeds can be used to reduce transition costs. Duquesne is currently reviewing this alternative as well as others to further mitigate its transition costs.

     As part of its transition filing, Duquesne is proposing to make a long-term sale of electricity during the transition period to determine the market rate for power. In addition to market-related impacts, any estimate of the ultimate level of transition costs also depends on, among other things, the extent to which such costs are deemed recoverable by the PUC, the ongoing level of Duquesne's costs of operations, regional and national economic conditions, and growth of Duquesne's sales. Duquesne anticipates making its transition filing, including the identification of potential transition costs, as required by the PUC on August 1, 1997. The PUC is expected to rule on Duquesne's ability to recover these costs through a CTC by May 1, 1998. Duquesne believes, based upon prior rulings of the PUC, that it is entitled to recover substantially all of its transition costs, but cannot predict the outcome of this regulatory process. In the event that the PUC rules that any or all of these transition costs cannot be recovered through a CTC mechanism or Duquesne fails to satisfy the requirements of SFAS No. 71, these costs will be written off. As Duquesne has substantial exposure to transition costs relative to its size, significant transition cost write-offs could have a materially adverse effect on Duquesne's financial position, results of operations and cash flows. Various financial covenants and restrictions could be violated if substantial write-off of assets or recognition of liabilities occurs.

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

     Duquesne has also better positioned its business for competition through improving operations and enhancing customer relations. In recognition of impending industry competition and in an effort to optimize its generation resources, in 1989 Duquesne signed a contract with Delmarva Power for a bulk power sale for a period of 20 years. This initiative would have resulted in the refurbishment and return to service of Duquesne's cold-reserved generating stations. Following the plan's failure to receive regulatory approval, in 1990 Duquesne announced a second long-term power sale initiative to restart these power plants. This plan would have provided significant impetus to economic development in Pennsylvania as well as providing Duquesne's customers with substantial benefits in the form of lower rates. Duquesne's efforts to upgrade and maintain the cold-reserved units have enabled Duquesne to utilize the BI units to meet peak demand during periods of extreme weather in recent years and have enabled the BI units to more quickly return to service as part of the Ft. Martin sale. In 1991, Duquesne reorganized into strategic business units along market lines and instituted cost reduction targets for capital, operation and maintenance, and inventory expenditures. Workforce reductions were achieved primarily through attrition. Since 1989 Duquesne has reduced its number of employees by 25 percent. Recently, Duquesne signed a three-year contract extension with its bargaining unit employees through September 2001. Throughout the period, Duquesne has been aggressively reducing its fuel costs, achieving a 13 percent reduction in the unit cost of fuel since 1990. These measures have enabled Duquesne to reduce its rates by nearly 36 percent, in real terms, since 1990. When considering the price freeze component of Duquesne's Mitigation Plan, prices will have declined by nearly 50 percent in real terms during the decade of the 1990s. From a customer relations standpoint, Duquesne negotiated long-term contracts with more than 30 key industrial and commercial customers and was recognized in 1996 for its economic development efforts in attracting major new industrial expansions. In 1995, Duquesne became one of the first electric utilities in the country to offer a full customer service guarantee and also guaranteed to match any competing electricity supplier's price for new businesses or for the expansion of existing businesses. Duquesne also is offering to customers increased bill-paying options, including an advanced technology service that enables customers to electronically receive and pay their electric bills. This service assists major customers just as its earlier Electricheck option helped smaller commercial and residential customers. Additionally, Duquesne will be positioned to offer customers a wide range of new services with the Customer Advanced Reliability System (CARS). Utility customers will be linked to CARS by encoder receiver transmitters contained in new or retrofitted electric meters. Data communications offered by this technology are expected to result in improved reliability, security, and customer satisfaction.

     The proposed merger of DQE and APS, the complementary nature of the two companies' peak usage times and customer bases, and the elimination of duplicate activities should create a more efficient and cost-effective combined entity.
In addition, the larger, combined company should be able to take advantage of economies of scale, and will have a wide range of products and services to offer to a larger market.

     In March 1997, a suit was filed in Pennsylvania's Commonwealth Court seeking to overturn the Customer Choice Act, contending that the process by which the state legislature considered and approved the act violated the Pennsylvania state constitution. While there can be no assurance as to the ultimate outcome of this suit, similar challenges to other legislation in Pennsylvania have been unsuccessful.

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

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

     In September 1995, Duquesne commenced arbitration against Cleveland Electric Illuminating Company (CEI), seeking damages, termination of the Operating Agreement for Eastlake Power Station Unit 5 (Unit) and partition of the parties' interests in the Unit through a sale and division of the proceeds. The arbitration demand alleged, among other things, the improper allocation by CEI of fuel and related costs; the mismanagement of the administration of the Saginaw coal contract in connection with the closing of the Saginaw mine, which historically supplied coal to the Unit; and the concealment by CEI of material information. In October 1995, CEI commenced an action against Duquesne in the Court of Common Pleas, Lake County, Ohio seeking to enjoin Duquesne from taking any action to effect a partition on the basis of a waiver of partition contained in the deed to the land underlying the Unit. CEI also seeks monetary damages from Duquesne for alleged unpaid joint costs in connection with the operation of the Unit. Duquesne removed the action to the United States District Court for the Northern District of Ohio, Eastern Division, where it is now pending. Currently, the parties are engaged in settlement discussions.


Item 6.  Exhibits and Reports on Form 8-K.

a.       Exhibits:

         EXHIBIT 2.1 - Agreement and Plan of Merger dated as of April 5, 1997, among DQE, APS and AYP Sub, Inc. (included as Exhibit 2(a) to DQE's Current Report on Form 8-K filed with the SEC on April 10, 1997 (the "DQE Form 8-K") and incorporated herein by reference).

         EXHIBIT 2.2 - Stock Option Agreement dated as of April 5, 1997, between DQE and APS (filed as Exhibit 2(b) to the DQE Form 8-K and incorporated herein by reference).

         EXHIBIT 2.3 - Letter Agreement dated as of April 5, 1997, between DQE and APS (filed as Exhibit 2(c) to the DQE Form 8-K and incorporated herein by reference).

         EXHIBIT 10.1 - Severance Agreement dated April 4, 1997, between DQE and David D. Marshall, together with a schedule describing substantially identical agreements with Gary L. Schwass, Victor A. Roque, James E. Cross and James D. Mitchell (filed as Exhibit 10.1 to DQE's Form 10-Q Quarterly Report for the quarter ended March 31, 1997, and incorporated herein by reference).

         EXHIBIT 12.1 - Calculation of Ratio of Earnings to Fixed Charges

         EXHIBIT 27.1 - Financial Data Schedule

b. No Current Report on Form 8-K was filed during the three months ended March 31, 1997.


                         ______________________________

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant identified below has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         DUQUESNE LIGHT COMPANY
                                         ----------------------
                                              (Registrant)



Date        May 14, 1997                       /s/ Gary L. Schwass
            ------------                   -----------------------
                                                  (Signature)
                                                Gary L. Schwass
                                           Senior Vice President and
                                           Chief Financial Officer



Date        May 14, 1997                       /s/ Morgan K. O'Brien
            ------------                   -------------------------
                                                   (Signature)
                                                Morgan K. O'Brien
                                                 Controller and
                                           Principal Accounting Officer