Form 10-Q
period 1997-06-30
DUQUESNE LIGHT CO
filed 1997-08-14
CIK 30573

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period ended June 30, 1997
                                      -------------

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the Transition Period From           to
                                      ---------    ---------

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

DQE is the holder of all shares of common stock, $1 par value, of Duquesne Light Company consisting of 10 shares as of June 30, 1997 and July 31, 1997.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                             DUQUESNE LIGHT COMPANY
                   CONDENSED STATEMENT OF CONSOLIDATED INCOME
                             (Thousands of Dollars)
                                  (Unaudited)

                                                     Three Months Ended                           Six Months Ended
                                                          June 30,                                    June 30,
                                                          -------                                     -------
                                                  1997               1996                     1997                1996
                                              -------------      -------------            -------------       ------------
Operating Revenues
  Sales of Electricity:
    Customers - net                               $251,786           $260,186                 $517,135            $526,769
    Utilities                                        6,289             15,077                   15,020              31,042
                                            --------------     --------------           --------------      --------------
  Total Sales of Electricity                       258,075            275,263                  532,155             557,811
  Other                                             14,201              9,259                   23,130              17,568
                                            --------------     --------------           --------------      --------------
    Total Operating Revenues                       272,276            284,522                  555,285             575,379
                                            --------------     --------------           --------------      --------------

Operating Expenses
  Fuel and purchased power                          50,516             58,695                  102,170             117,860
  Other operating                                   64,425             63,791                  127,442             124,721
  Maintenance                                       22,551             18,864                   40,300              39,368
  Depreciation and amortization                     57,836             54,388                  111,098             109,958
  Taxes other than income taxes                     19,521             20,552                   39,765              42,258
  Income taxes                                      12,136             17,810                   34,177              35,949
                                            --------------     --------------           --------------      --------------
    Total Operating Expenses                       226,985            234,100                  454,952             470,114
                                            --------------     --------------           --------------      --------------

OPERATING INCOME                                    45,291             50,422                  100,333             105,265
                                            --------------     --------------           --------------      --------------

Other Income and (Deductions)
  Interest and dividend income                       3,714              2,427                    7,652               4,149
  Income taxes                                        (795)             1,263                   (1,145)              2,363
  Other - net                                        3,605              2,292                    5,925               4,329
                                            --------------     --------------           --------------      --------------
   Total Other Income                                6,524              5,982                   12,432              10,841
                                            --------------     --------------           --------------      --------------

INCOME BEFORE INTEREST AND
  OTHER CHARGES                                     51,815             56,404                  112,765             116,106

INTEREST CHARGES                                    21,455             22,193                   42,849              45,146

MONTHLY INCOME PREFERRED
    SECURITIES DIVIDEND
    REQUIREMENTS                                     3,204              1,640                    6,345               1,640
                                            --------------     --------------           --------------      --------------

NET INCOME                                          27,156             32,571                   63,571              69,320

DIVIDENDS ON PREFERRED AND
  PREFERENCE STOCK                                   1,005              1,014                    2,014               2,032
                                            --------------     --------------           --------------      --------------

EARNINGS FOR COMMON STOCK                         $ 26,151           $ 31,557                 $ 61,557            $ 67,288
                                            ==============     ==============           ==============      ==============

See notes to condensed consolidated financial statements.

                             DUQUESNE LIGHT COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)
                                  (Unaudited)

                                                                                   June 30,                 December 31,
                                                                                     1997                       1996
                                                                                     ----                       ----
ASSETS
Property, plant and equipment                                                        $ 4,647,271              $   4,608,773
Less:  Accumulated depreciation and amortization                                      (1,991,408)                (1,891,300)
                                                                               -----------------           ----------------
    Property, plant and equipment - net                                                2,655,863                  2,717,473
                                                                               -----------------           ----------------
Long-term investments:
  Investment in DQE Common Stock                                                          54,158                     59,319
  Other investments                                                                      104,501                    102,948
                                                                               -----------------           ----------------
    Total long-term investments                                                          158,659                    162,267
                                                                               -----------------           ----------------
Current assets:
  Cash and temporary cash investments                                                    191,851                    154,414
  Receivables                                                                             95,896                    105,645
  Other current assets, principally material and supplies                                 99,829                     80,594
                                                                               -----------------           ----------------
    Total current assets                                                                 387,576                    340,653
                                                                               -----------------           ----------------
Other non-current assets:
  Regulatory assets                                                                      605,334                    636,816
  Other                                                                                   43,585                     39,877
                                                                                -----------------           ----------------
    Total other non-current assets                                                       648,919                    676,693
                                                                               -----------------           ----------------
        TOTAL ASSETS                                                                 $ 3,851,017              $   3,897,086
                                                                               =================           ================
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock - $1 par value (shares - 90,000,000
    authorized; 10 issued)                                                           $         -              $           -
  Capital surplus                                                                        822,841                    825,540
  Retained earnings                                                                      165,067                    163,884
                                                                               -----------------           ----------------
    Total common stockholder's equity                                                    987,908                    989,424
                                                                               -----------------           ----------------
  Non-redeemable preferred stock                                                          63,608                     63,608
  Non-redeemable Monthly Income Preferred Securities                                     150,000                    150,000
  Non-redeemable preference stock                                                         29,195                     28,997
                                                                               -----------------           ----------------
    Total preferred and preference stock before deferred employee stock
    ownership plan (ESOP) benefit                                                        242,803                    242,605
  Deferred ESOP benefit                                                                  (18,565)                   (19,533)
                                                                                -----------------           ----------------
    Total preferred and preference stock                                                 224,238                    223,072
                                                                                -----------------           ----------------
  Long-term debt                                                                       1,199,983                  1,271,961
                                                                                -----------------           ----------------
    Total capitalization                                                               2,412,129                  2,484,457
                                                                               -----------------           ----------------
Obligations under capital leases                                                          22,768                     28,407
                                                                               -----------------           ----------------
Current liabilities:
  Current maturities and sinking fund requirements                                       138,334                     70,912
  Accounts payable                                                                        62,210                     84,272
  Accrued liabilities                                                                     38,766                     59,020
  Dividends declared                                                                      24,495                      2,371
  Other                                                                                    1,403                      4,613
                                                                               -----------------           ----------------
    Total current liabilities                                                            265,208                    221,188
                                                                               -----------------           ----------------
Deferred income taxes - net                                                              709,917                    726,517
                                                                               -----------------           ----------------
Deferred investment tax credits                                                          101,991                    106,201
                                                                               -----------------           ----------------
Deferred income                                                                          129,398                    139,075
                                                                               -----------------           ----------------
Other                                                                                    209,606                    191,241
                                                                               -----------------           ----------------
Commitments and contingencies (Note 4)
                                                                               -----------------           ----------------
        TOTAL CAPITALIZATION AND LIABILITIES                                         $ 3,851,017              $   3,897,086
                                                                               =================           ================

See notes to condensed consolidated financial statements.

                             DUQUESNE LIGHT COMPANY
                 CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                             (Thousands of Dollars)
                                  (Unaudited)



                                                                            Six Months Ended
                                                                                 June 30,
                                                                                 --------
                                                                        1997                   1996
                                                                  ----------------       ----------------
Cash Flows From Operating Activities
  Operations                                                             $191,838               $160,830
  Changes in working capital other than cash                              (32,888)               (37,972)
  Other                                                                    (6,260)                15,590
                                                                  ---------------        ---------------
    Net Cash Provided By Operating Activities                             152,690                138,448
                                                                  ---------------        ---------------

Cash Flows From Investing Activities
  Construction expenditures                                               (40,234)               (32,256)
  Long-term investments                                                    (6,826)                (1,589)
  Other                                                                     8,948                 (1,728)
                                                                  ---------------        ---------------
    Net Cash Used in  Investing Activities                                (38,112)               (35,573)
                                                                  ---------------        ---------------

Cash Flows From Financing Activities
  Issuance of preferred stock                                                   -                150,000
  Dividends on capital stock                                              (63,490)               (73,032)
  Reductions of long-term obligations - net                               (12,849)               (58,668)
  Other                                                                      (802)                (7,390)
                                                                  ---------------        ---------------
    Net Cash (Used in) Provided by Financing Activities                   (77,141)                10,910
                                                                  ---------------        ---------------

Net increase in cash and temporary cash investments                        37,437                113,785
Cash and temporary cash investments at beginning of period                154,414                  2,490
                                                                  ---------------        ---------------
Cash and temporary cash investments at end of period                     $191,851               $116,275
                                                                  ===============        ===============

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

     On August 7, 1997, the shareholders of DQE and Allegheny Power System, Inc.
(APS), approved a proposed tax-free, stock-for-stock merger. Upon consummation of the merger, DQE will be a wholly owned subsidiary of Allegheny Energy, Inc., which will be the combined company's name. Immediately following the merger, Duquesne will remain a wholly owned subsidiary of DQE. The transaction is expected to close in the first half of 1998, subject to approval of applicable regulatory agencies.

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

     These statements should be read with the financial statements and notes included in the Annual Report on Form 10-K filed with the SEC for the year ended December 31, 1996. The results of operations for the three and six months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may also be affected by the estimates and assumptions management is required to make. Actual results could differ from those estimates.

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

     Duquesne's other investments are primarily in assets of nuclear decommissioning trusts and marketable securities. In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, these investments are classified as available-for-sale and are stated at market value. The amounts of unrealized holding gains on investments at June 30, 1997, and December 31, 1996, were $17.6 million and $19.0 million ($10.3 million and $11.1 million net of tax, respectively).

     Through the Energy Cost Rate Adjustment Clause (ECR), Duquesne recovers (to the extent that such amounts are not included in base rates) nuclear fuel, fossil fuel and purchased power expenses and, also through the ECR, passes to its customers the profits from short-term power sales to other utilities (collectively, ECR energy costs). Under Duquesne's mitigation plan approved by the PUC in June 1996, the level of energy cost recovery is capped at 1.47 cents per kilowatt-hour (KWH) through May 2001. To the extent that projections do not support recovery of previously deferred costs through this pricing mechanism, these costs would become transition costs subject to recovery through a competitive transition charge (CTC). (See "Customer Choice Act" discussion, Note 3, on page 7.)

     Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130) was issued in June 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 also requires that Duquesne (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. SFAS No. 130 will be effective for fiscal years beginning after December 15, 1997.

     Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS No. 131) was also issued in June 1997. SFAS No. 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements, and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about such enterprises' products and services, geographic areas of operation and major customers. SFAS No. 131 requires that Duquesne report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. It also requires that Duquesne report descriptive information about how the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in its general-purpose financial statements, and changes in the measurement of segment amounts from period to period. SFAS No. 131 will be effective for financial statements for periods beginning after December 15, 1997.


2.   RECEIVABLES

     Components of receivables for the periods indicated are as follows:

                                                              June 30,        June 30,          December 31,
                                                                1997            1996                1996
                                                                     (Amounts in Thousands of Dollars)
--------------------------------------------------------------------------------------------------------------

Electric customer accounts receivable                            $ 88,314           $105,199          $ 92,475
Other utility receivables                                          15,738             14,611            22,402
Other receivables                                                  11,946             15,884             9,062
Less:  Allowance for uncollectible accounts                       (20,102)           (20,687)          (18,294)
--------------------------------------------------------------------------------------------------------------
     Total Receivables                                           $ 95,896           $115,007          $105,645
==============================================================================================================

     Duquesne and an unaffiliated corporation have an agreement that entitles Duquesne to sell, and the corporation to purchase, on an ongoing basis, up to $50.0 million of accounts receivable. At June 30, 1997, and December 31, 1996, Duquesne had not sold any receivables to the unaffiliated corporation. The accounts receivable sales agreement, which expires in June 1998, is one of many sources of funds available to Duquesne. Duquesne may attempt to extend the agreement, replace it with a similar facility, or eliminate the agreement, upon expiration.


3.   RATE MATTERS

Customer Choice Act

     Under the Electricity Generation Customer Choice and Competition Act (Customer Choice Act), which went into effect on January 1, 1997, Pennsylvania has become a leader in customer choice. The Customer Choice Act will enable Pennsylvania's electric utility customers to purchase electricity at market prices from a variety of electric generation suppliers (customer choice). Electric utility restructuring will be accomplished through a two-stage process consisting of a pilot period (running through 1998) and a phase-in period (1999 through 2001). Before the phase-in to customer choice begins in 1999, the PUC expects utilities to take vigorous steps to mitigate transition costs as much as possible without increasing the price they currently charge customers. The PUC will determine what portion of a utility's remaining transition costs will be recoverable from customers through a CTC. This charge will be paid by consumers who choose alternative generation suppliers as well as customers who choose their franchised utility. The CTC could last as long as 2005, providing a utility a total of up to nine years to recover transition costs, unless extended as part of a utility's PUC-approved transition plan. An overall four-and-one-half year price cap will be imposed on the transmission and distribution charges of electric utility companies. Additionally, electric utility companies may not increase the generation price component of prices as long as transition costs are being recovered, with certain exceptions. If a utility ultimately is unable to recover its transition costs within the pricing structure and timeframe approved by the PUC, such standard costs will be written off. On August 1, 1997, Duquesne filed its restructuring plan with the PUC, setting forth its plan to enable customers to choose their electric generation supplier (Restructuring
Plan).


Regulatory Assets and Emerging Issues Task Force

     As a result of the application of SFAS No. 71, Duquesne records regulatory assets on its consolidated balance sheet. The regulatory assets represent probable future revenue to Duquesne because provisions for these costs are currently included, or are expected to be included, in charges to electric utility customers through the ratemaking process.

     A company's electric utility operations or a portion of such operations could cease to meet the SFAS No. 71 criteria for various reasons, including a change in the FERC regulations or the competition-related changes in the PUC regulations. (See "Customer Choice Act" discussion above.) Members of the Emerging Issues Task Force of the Financial Accounting Standards Board (the "Task Force") have discussed issues related to the impact of changes in the regulatory environment for electric utilities. These changes have resulted from initiatives which are intended to ultimately change the pricing of the generation of electricity (but not of its transmission or distribution) to competitive pricing. Although the arrangements vary from state to state, the regulators are expected to provide (or are providing, such as in the Customer Choice Act) for a transition period for the generation of electricity from a fully regulated to a competitive environment. During these transition periods, mechanisms are being provided for a utility to recover certain assets and transition costs prior to (and, in some cases, subsequent to) the change to competition, while at the same time the price of electricity generated after the change to competition will be based on market rates. During this transition period and thereafter, for the foreseeable future, the transmission and distribution portions of a utility's operations are expected to continue to be cost of service based rate regulated.

     The Task Force has determined that once a transition plan has been approved, application of SFAS No. 71 to the generation portion of a utility must be discontinued and replaced by the application of Statement of Financial Accounting Standards No. 101, Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71 (SFAS No. 101). The consensus reached by the Task Force provides further guidance that the regulatory assets and liabilities of the generation portion of a utility to which SFAS No. 101 is being applied should be determined on the basis of the source from which the regulated cash flows to realize such regulatory assets and settle such liabilities will be derived. Under the Customer Choice Act Duquesne believes that its generation-related regulatory assets will be recovered through a CTC collected in connection with providing transmission and distribution services and Duquesne will continue to apply SFAS No. 71. Fixed assets related to the generation portion of a utility will be evaluated on the cash flows provided by the CTC, in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS No. 121). Duquesne believes that all of its regulatory assets continue to satisfy the SFAS No. 71 criteria in light of the transition to competitive generation under the Customer Choice Act and the ability to recover these regulatory assets through a CTC. Once any portion of Duquesne's electric utility operations is deemed to no longer meet the SFAS No. 71 criteria, or is not recovered through a CTC, Duquesne will be required to write off any above-market cost assets, the recovery of which is uncertain, and any regulatory assets or liabilities for those operations that no longer meet these requirements. Any such write-off of assets could be material to the financial position of Duquesne.

     Duquesne's regulatory assets related to generation, transmission and distribution as of June 30, 1997, were $468.3 million, $39.2 million and $97.8 million, respectively. The components of all regulatory assets for the periods presented are as follows:

                                                      June 30,     December 31,
                                                        1997           1996
                                                 (Amounts in Thousands of Dollars)
------------------------------------------------------------------------------------
Regulatory tax receivable                              $370,420     $394,131
Unamortized debt costs (a)                               90,586       93,299
Deferred rate synchronization costs                      39,339       41,446
Beaver Valley Unit 2 sale/leaseback premium (b)          29,306       30,059
Deferred employee costs (c)                              27,970       29,589
Deferred nuclear maintenance outage costs                 4,988       13,462
Deferred coal costs (see below)                          13,860       12,191
DOE decontamination and decommissioning receivable        9,315        9,779
Other                                                    19,550       12,860
------------------------------------------------------------------------------------
 Total Regulatory Assets                               $605,334     $636,816
====================================================================================


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

    In 1990, the PUC approved a joint petition for settlement that clarified certain aspects of the system-wide coal cost standard. Duquesne has exercised options to extend the coal cost standard through March 2000. The unrecovered cost of Bruce Mansfield coal was $11.3 million and $9.6 million at June 30, 1997 and December 31, 1996. The unrecovered cost of the remainder of the system-wide coal was $2.6 million at June 30, 1997 and December 31, 1996. Duquesne believes that all deferred coal costs will be recovered.


Property Held for Future Use

     In 1986, the PUC approved Duquesne's request to remove Phillips Power Station (Phillips) and a portion of Brunot Island (BI) from service and from rate base. In accordance with Duquesne's Mitigation Plan, 112 megawatts related to BI Units 2a and 2b were moved from property held for future use to electric plant in service in 1996. Duquesne expects to recover its investment in BI Units 3 and 4, which remain in property held for future use through future electricity sales. Duquesne believes its investment in BI will be necessary in order to meet future business needs. Reliability enhancements at BI are contingent upon the projects meeting a least-cost test versus other potential sources of peaking capacity. Duquesne is analyzing the effects of customer choice on its future generating requirements. Duquesne is seeking recovery of its investment and associated costs of Phillips through a CTC. In the event that market demand, transmission access or rate recovery do not support the utilization of these plants, Duquesne may have to write off part or all of these investments and associated costs. At June 30, 1997, Duquesne's net of tax investment in Phillips and BI held for future use was $51.6 million and $18.3 million.


4.   COMMITMENTS AND CONTINGENCIES

Construction

     Duquesne estimates that it will spend, excluding the Allowance for Funds Used During Construction and nuclear fuel, approximately $110 million on construction during 1997. This estimate also excludes any potential expenditures for reliability enhancements to the BI combustion turbines.


Nuclear-Related Matters

     Duquesne has an ownership or leasehold interest in three nuclear units, two of which it operates. The operation of a nuclear facility involves special risks, potential liabilities, and specific regulatory and safety requirements. Specific information about risk management and potential liabilities is discussed below.

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

     Based on site-specific studies finalized in 1997 for BV Unit 1, BV Unit 2 and Perry Unit 1, Duquesne's approximate share of the total estimated decommissioning costs, including removal and decontamination costs, is $170 million, $55 million and $90 million, respectively. The amount currently being used to determine Duquesne's cost of service related to decommissioning all three nuclear units is $224 million.

     On July 18, 1996, the PUC issued a Proposed Policy Statement Regarding Nuclear Decommissioning Cost Estimation and Cost Recovery for the purpose of obtaining comments from the public. The proposed policy includes guidelines for site-specific studies to estimate the cost of decommissioning nuclear plants. Guidelines require that studies be performed at least every five years, address radiological and non-radiological costs, and include a contingency factor of not more than 10 percent. Under the proposed policy, annual decommissioning funding levels are based on an annuity calculation recognizing inflation in the cost estimates and earnings on fund assets. With respect to the transition to a competitive generation market, the Customer Choice Act requires that utilities include a plan to mitigate any shortfall in decommissioning trust fund payments for the life of the facility with any future decommissioning filings. The annual contributions to the decommissioning funds are approximately $9 million.

     Funding for nuclear decommissioning costs is deposited in external, segregated trust accounts and may be invested in a portfolio of corporate common stock and debt securities, municipal bonds, certificates of deposit and United States government securities. Trust fund earnings increase the fund balances and the related recorded liability. The market value of the aggregate trust fund balances at June 30, 1997, totaled approximately $40.3 million.

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

     In addition, Duquesne participates in a NEIL program that provides insurance for the increased cost of generation and/or purchased power during an unscheduled outage resulting from an insured accident at a nuclear unit. Subject to the policy deductible, terms and limit, the coverage provides for a weekly indemnity of the estimated incremental costs during the three-year period starting 21 weeks after an accident, with no coverage thereafter. If NEIL's losses for this program ever exceed its reserves, Duquesne could be assessed retrospective premiums totaling a maximum of $3.5 million.

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

     On January 31, 1997, Duquesne joined 35 other electric utilities in filing a suit in the U.S. Court of Appeals for the District of Columbia against the DOE. On March 19, 1997, a similar suit filed by 46 states, state agencies and regulatory commissions was subsequently consolidated with the utilities' suit. The suits request that the court suspend the utilities' payments into the Nuclear Waste Fund and to place future payments into an escrow account until the DOE fulfills its obligation to accept spent nuclear fuel. The DOE has requested that the court delay the litigation while it pursues alternative dispute resolution under the terms of its contracts with the utilities, which could further delay the fulfillment by the DOE of its obligations to accept spent nuclear fuel. Significant additional expenditures for the storage of spent nuclear fuel at BV Unit 2 and Perry Unit 1 could be required if the DOE does not fulfill its obligation to accept spent nuclear fuel.

     Uranium Enrichment Decontamination and Decommissioning. Nuclear reactor licensees in the United States are assessed annually for the decontamination and decommissioning of DOE uranium enrichment facilities. Assessments are based on the amount of uranium a utility had processed for enrichment prior to enactment of the National Energy Policy Act of 1992 (NEPA) and are to be paid by such utilities over a 15-year period. At June 30, 1997, Duquesne's liability for contributions was approximately $9.3 million (subject to an inflation adjustment). Contributions, when made, are currently recovered from customers through the ECR.


Fossil Decommissioning

     In Pennsylvania, current ratemaking does not allow utilities to recover future decommissioning costs through depreciation charges during the operating life of fossil-fired generating stations. This amount for fossil decommissioning is currently estimated to be $130 million for 17 units at six sites. Each unit is expected to be decommissioned upon the cessation of the final unit's operations. Duquesne has submitted these estimates to the PUC, and is seeking to recover these costs as part of its Restructuring Plan.


Guarantees

     Duquesne and the other owners of Bruce Mansfield have guaranteed certain debt and lease obligations related to a coal supply contract for Bruce Mansfield. At June 30, 1997, Duquesne's share of these guarantees was $16.0 million. The prices paid for the coal by the companies under this contract are expected to be sufficient to meet debt and lease obligations to be satisfied in the year 2000. The minimum future payments to be made by Duquesne solely in relation to these obligations are $18.4 million at June 30, 1997.


Residual Waste Management Regulations

     In 1992, the Pennsylvania Department of Environmental Protection (DEP) issued Residual Waste Management Regulations governing the generation and management of non-hazardous residual waste, such as coal ash. Duquesne is assessing the sites it utilizes and has developed compliance strategies that are currently under review by the DEP. Capital costs of $2.5 million were incurred by Duquesne in 1996 to comply with these DEP regulations. Based on information currently available, an additional $2.8 million will be spent in 1997. The additional capital cost of compliance through the year 2000 is estimated, based on current information, to be $17 million. This estimate is subject to the results of groundwater assessments and DEP final approval of compliance plans.


Environmental Matters

     Various federal and state authorities regulate Duquesne with respect to air and water quality and other environmental matters. Duquesne believes it is in current compliance with all material applicable environmental regulations.

     On July 18, 1997, the Environmental Protection Agency announced new national ambient air quality standards for ozone and fine particulate matter.
To allow each state time to determine what areas may not meet the standards and to adopt control strategies to achieve compliance, the ozone standards will not be implemented until 2004, and the fine particulate matter standards will not be implemented until 2007 or later. Because appropriate state ambient air monitoring and implementation plans have not been developed, the costs of compliance with these new standards cannot be determined by Duquesne at this time.

Employees

     In November 1996, Duquesne reached an agreement on a three-year contract extension through September 30, 2001, with the International Brotherhood of Electrical Workers, which represents approximately 2,000 of Duquesne's employees. The contract extension provides, among other things, for a three-year 3% annual wage increase, employment security and income protection, and an early retirement program for certain employees.


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


General
-------------------------------------------------------------------------------

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

     On August 7, 1997, the shareholders of DQE and Allegheny Power System, Inc.
(APS), approved a proposed tax-free, stock-for-stock merger. Upon consummation of the merger, DQE will be a wholly owned subsidiary of Allegheny Energy, Inc. (Allegheny Energy), which will be the combined company's name. Immediately following the merger, Duquesne will remain a wholly owned subsidiary of DQE. The transaction is expected to close in the first half of 1998, subject to approval of applicable regulatory agencies. (See "Proposed Merger" discussion on page 18.)


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

     The Electricity Generation Customer Choice and Competition Act (Customer Choice Act) went into effect in Pennsylvania on January 1, 1997. This legislation provides for a gradual deregulation of the generation of electricity, while maintaining regulation of the transmission and distribution of electricity and related services to customers. On August 1, 1997, Duquesne filed its restructuring plan with the PUC, setting forth its plan to enable customers to choose their electric generation supplier. (See "Competition" discussion on page 19.)

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

     Duquesne's operations or a portion of such operations could cease to meet the SFAS No. 71 criteria for various reasons, including a change in the FERC regulations or the competition-related changes in the PUC regulations described above. (See "Competition" discussion on page 19.) Members of the Emerging
Issues Task Force of the Financial Accounting Standards Board (the "Task Force") have discussed issues related to the impact of changes in the regulatory environment for electric utilities. Although the arrangements vary from state to state, the regulators are expected to provide (or are providing, such as in the Customer Choice Act) for a transition period for the generation of electricity from a fully regulated to a competitive environment. During these transition periods, mechanisms are being provided for a utility to recover certain assets and transition costs prior to (and, in some cases, subsequent to) the change to competition, while at the same time the price of electricity generated after the change to competition will be based on market rates. The Task Force has determined that once a transition plan has been approved, application of SFAS No. 71 to the generation portion of a utility must be discontinued and replaced by the application of Statement of Financial Accounting Standards No. 101, Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71 (SFAS No. 101). The consensus reached by the Task Force provides further guidance that the regulatory assets and liabilities of the generation portion of a utility to which SFAS No. 101 is being applied should be determined on the basis of the source from which the regulated cash flows to realize such regulatory assets and settle such liabilities will be derived. Under the Customer Choice Act Duquesne believes that its generation-related regulatory assets will be recovered through a CTC collected in connection with providing transmission and distribution services and Duquesne will continue to apply SFAS No. 71. Fixed assets related to the generation portion of a utility will be evaluated on the cash flows provided by the CTC, in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS No. 121). Duquesne believes that all of its regulatory assets continue to satisfy the SFAS No. 71 criteria in light of the transition to competitive generation under the Customer Choice Act and the ability to recover these regulatory assets through a CTC. Once any portion of Duquesne's electric utility operations is deemed to no longer meet the SFAS No. 71 criteria, or is not recovered through a CTC, Duquesne will be required to write off any above-market cost assets, the recovery of which is uncertain, and any regulatory assets or liabilities for those operations that no longer meet these requirements. Any such write-off of assets could be material to the financial position of Duquesne.


RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Sales of Electricity to Customers

     The decrease in the second quarter of 1997 total operating revenues was $12.2 million or 4.3 percent, as compared to the second quarter of 1996. Total operating revenues decreased $20.1 million or 3.5 percent, when comparing the six months ended June 30, 1997, to the same period in 1996. Operating revenues are primarily derived from Duquesne's sales of electricity. The PUC authorizes rates for electricity sales which are cost-based and are designed to recover Duquesne's operating expense and investment in electric utility assets and to provide a return on the investment. (See "Regulation" and "Competition" discussions on pages 14 and 19.)

     Sales to residential and commercial customers are strongly influenced by weather conditions. Warmer summer and cooler winter seasons lead to increased customer use of electricity for cooling and heating. Commercial sales are also affected by regional economic development. Customer revenues fluctuate as a result of changes in sales volume and changes in fuel and other energy costs.


Net Customer Revenues

  Net customer revenues, reflected on the statement of consolidated income, decreased $8.4 million or 3.2 percent in the second quarter of 1997, as compared to the same period in 1996. The variance can be attributed primarily to decreased residential and commercial customer kilowatt-hour (KWH) sales of 6.2 percent and 3.9 percent, respectively, due to mild second quarter 1997 temperatures, as compared to 1996, resulting in decreased revenues of $5.1 million and $4.9 million, respectively. Due to the mild temperatures, fuel volume was down from the second quarter of 1996 by 12.1 percent. Industrial sales increased 10.4 percent as compared to the second quarter of 1996, resulting in increased industrial revenues of $1.7 million, primarily due to a major customer's expansion, outages experienced by that customer in the second quarter of 1996, and significant electricity consumed by a new customer. The remainder of the increase in electric demand is the result of improved business for other industrial customers.

  In the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, net customer revenues decreased $9.6 million or 1.8 percent. Reduced residential customer KWH sales of 4.1 percent due to mild temperatures, as compared to 1996, resulted in a $6.2 million decrease in residential customer revenues. Due to the mild temperatures, fuel volume was down from the first six months of 1996 by 10.3 percent. Industrial sales for the six months ended June 30, 1997, increased 5.9 percent, as compared to the six months ended June 30, 1996 resulting in a $2.1 million increase in industrial revenues. The increase is the result of improved business for several of Duquesne's largest industrial customers.


Sales to Other Utilities

  Short-term sales to other utilities are regulated by the FERC and are made at market rates. Fluctuations in electricity sales to other utilities are related to Duquesne's customer energy requirements, the energy market and transmission conditions, and the availability of Duquesne's generating stations. Duquesne's electricity sales to other utilities in the second quarter of 1997 were $8.8 million less than in the second quarter of 1996. In a comparison of the six months ended June 30, 1997, to the six months ended June 30, 1996, sales to other utilities decreased $16.0 million. The fluctuations were due to a decline in demand from other utilities and reduced availability as a result of the sale of Duquesne's 50 percent interest in the Ft. Martin Power Station (Ft. Martin). Future levels of short-term sales to other utilities will be affected by the possible sale of other generating stations, market rates, and by the outcome of Duquesne's FERC filings requesting firm transmission access. (See "Outlook" discussion on page 18.)


Other Operating Revenues

  Other operating revenues include Duquesne's non-KWH utility revenues in Duquesne's statement of consolidated income. Other operating revenues are primarily comprised of revenues from joint owners of Beaver Valley Unit 1 (BV Unit 1) and Beaver Valley Unit 2 (BV Unit 2) for their shares of the administrative and general costs of operating these units. Other operating revenues therefore fluctuate depending on the timing of scheduled refueling and maintenance outages at the Beaver Valley Power Station (BVPS) when significant costs are incurred. The increases in the second quarter of 1997 as compared to the second quarter of 1996 and in the six months ended

June 30, 1997, as compared to the six months ended June 30, 1996 of $4.9 million and $5.6 million are due in part to a pole attachment settlement in the second quarter of 1997 for $2.8 million.


Operating Expenses

  Fluctuations in fuel and purchased power expense generally result from changes in the cost of fuel, the mix between coal and nuclear generation, the total KWHs sold, and generating station availability. Because of the Energy Cost Rate Adjustment Clause (ECR), changes in fuel and purchased power costs did not impact earnings in the second quarter of 1997 and 1996 or in the six months ended June 30, 1997 and 1996.

  Fuel and purchased power expense decreased $8.2 million or 13.9 percent in the second quarter of 1997, as compared to the second quarter of 1996, and decreased $15.7 million or 13.3 percent for the six months ended June 30, 1997, as compared to the same period in 1996. These decreases in purchased power and fossil fuel volume were the result of reduced residential and commercial consumption due to mild 1997 temperatures. These decreases were partially offset by increased fuel prices and purchased power prices.

  Maintenance expense increased $3.7 million or 19.5 percent when comparing the second quarter of 1997 to the same period in 1996. During the second quarter of 1997 there were approximately 75 percent more generating station outage-days than in the second quarter of 1996. In the first six months of 1997, as compared to the same period in 1996, maintenance expense increased $0.9 million or 2.4 percent. There were approximately 12 percent more generating station outage-days in the first six months of 1997 than in the same period in 1996.

  In the second quarter of 1997, depreciation and amortization expense increased $3.4 million or 6.3 percent as compared to the second quarter of 1996. There was a $1.1 million or 1.0 percent increase in the six months ended June 30, 1997, when compared to the same period in 1996. The increases are the result of increased nuclear fixed cost recovery in the second quarter of 1997, as well as increased funding of the nuclear decommissioning trust, in accordance with the PUC-approved Ft. Martin sale. The increase is partially offset due to the full recovery of Perry Unit 2 abandonment costs during the third quarter of 1996.

  Decreases in taxes other than income taxes of $1.0 million and $2.5 million for the second quarter of 1997 and the first six months of 1997 as compared to the same periods in 1996 is due to reduced taxes as a result of the sale of Ft. Martin.

  Income taxes decreased in the second quarter of 1997 and the first six months of 1997 as compared to the same periods in 1996 by $5.7 million and $1.8 million. The decreases in income taxes can be attributed to decreased taxable income.


Other Income

  Comparing the second quarter of 1997 to the second quarter of 1996 and the six months ended June 30, 1997, to the six months ended June 30, 1996, increases of $0.5 million and $1.6 million in other income were primarily the result of additional interest income recognized from a higher level of short-term investments.


Interest Charges

  There was a decrease of $0.7 million or 3.3 percent in interest charges during the second quarter of 1997 as compared to the second quarter of 1996. In comparing the six months ended June 30, 1997, with the six months ended June 30, 1996, there was a $2.3 million or 5.1 percent decrease in interest and other charges. The reason for the decreases was primarily the result of paying down debt of $50 million in the second quarter of 1996 with the proceeds of the Monthly Income Preferred Securities (MIPS) issued in May 1996.


MIPS Dividend Requirements

  The MIPS Dividend Requirements reflect dividend payments related to preferred securities issued in May 1996 of $3.2 million in the second quarter of 1997 and $6.3 million in the six months ended June 30, 1997, as compared to $1.6 million in the six months ended June 30, 1996 (the entire amount having been paid in the second quarter of 1996).


Liquidity and Capital Resources
--------------------------------------------------------------------------------

Financing

     Duquesne expects to meet its current obligations and debt maturities through the year 2001 with funds generated from operations and through new financings. At June 30, 1997, Duquesne was in compliance with all of its debt covenants.

     Mortgage bonds in the amounts of $50 million, $35 million and $35 million will mature in November 1997, February 1998 and June 1998, respectively. Duquesne expects to retire these bonds with available cash or to refinance the bonds.

     Duquesne and an unaffiliated corporation have an agreement that entitles Duquesne to sell, and the corporation to purchase, on an ongoing basis, up to $50.0 million of accounts receivable. During the second quarter, the $50.0 million accounts receivable sale arrangement was extended through June 1998. Duquesne may attempt to extend the agreement, replace it with a similar facility, or eliminate the agreement, upon expiration.

Investing
--------------------------------------------------------------------------------

     Duquesne's long-term investments consist of its holdings of DQE common stock, investments in affordable housing, leasing and other investments, and Duquesne's nuclear decommissioning trusts. Duquesne invested approximately $6.8 million and $1.6 million in various investments in the six months ended June 30, 1997 and 1996, respectively.


Outlook
--------------------------------------------------------------------------------

Proposed Merger

     On August 1, 1997, Duquesne, DQE and APS filed applications outlining their restructuring and merger plans with the FERC, the PUC and the Maryland Public Service Commission, asking for the necessary approvals to form Allegheny Energy. Also on August 1, 1997, Duquesne filed an application with the NRC for approval of the indirect transfer of licenses from Duquesne to Allegheny Energy. Additional filings related to the merger will be made with other federal agencies, including the SEC, the Department of Justice and the Federal Trade Commission. Affiliated interest filings related to restructuring will be made by APS with the Virginia State Corporation Commission and the Public Service Commission of West Virginia. Duquesne cannot predict the outcome of any of these filings.

     On August 7, 1997, the shareholders of DQE and APS approved a proposed tax-free, stock-for-stock merger. Upon consummation of the merger, DQE will be a wholly owned subsidiary of

Allegheny Energy. Immediately following the merger, Duquesne will remain a wholly owned subsidiary of DQE. The transaction is intended to be accounted for as a pooling of interests. Under the terms of the transaction, DQE's shareholders will receive 1.12 shares of APS common stock for each share of DQE's common stock, and APS's dividend in effect at the time of the closing of the merger. The transaction is expected to close in the first half of 1998, subject to approval of applicable regulatory agencies as discussed above. Further details about the proposed merger are provided in DQE's report on Form 8-K, filed with the SEC on April 10, 1997, and the Joint Proxy Statement/Prospectus of DQE and APS, dated June 25, 1997, which has been distributed to DQE's shareholders. Unless otherwise indicated, all information presented in this Form 10-Q relates to Duquesne only and does not take into account the proposed merger between DQE and APS.


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

     Under the Customer Choice Act, which went into effect on January 1, 1997, Pennsylvania has become a leader in customer choice. The Customer Choice Act will enable Pennsylvania's electric utility customers to purchase electricity at market prices from a variety of electric generation suppliers (customer choice). Electric utility restructuring will be accomplished through a two-stage process consisting of a pilot period (running through 1998) and a phase-in period (1999 through 2001). The pilot period will give utilities an opportunity to examine a wide range of technical and administrative details related to competitive markets, including metering, billing, and cost and design of unbundled electric services. Duquesne filed a pilot program with the PUC on February 27, 1997, which proposed unbundling transmission, distribution, electricity and competitive transition charges and offered participating customers the same options that were to be available in a competitive generation market. The pilot program was designed to comprise approximately 5 percent of Duquesne's residential, commercial and industrial demand. Customers participating in the pilot were to have two basic options. First, customers could choose to continue taking bundled service from Duquesne under approved tariffs. Second, customers could choose unbundled service with their electricity provided by an alternative electric generation supplier. All customers choosing unbundled electric service will be subject to unbundled distribution charges approved by the PUC and unbundled transmission charges pursuant to Duquesne's FERC-approved tariff. Each customer electing unbundled service also were to be required to pay a non-bypassable access fee (competitive transition charge or CTC) that would provide Duquesne with a reasonable opportunity to recover transition costs during the period and subject to generation cap discussed below. On May 9, 1997, the PUC issued a Preliminary Opinion and Order approving Duquesne's filing in part, and requiring certain revisions. On May 22, 1997, Duquesne submitted comments on the PUC's preliminary order. Duquesne and other utilities have objected to several features of the PUC's preliminary order. The PUC anticipates issuing a final order on August 28, 1997, and a revised pilot program must be filed within 30 days of such order. The revised pilot program is now expected to begin in December 1997.

     The phase-in to competition begins on January 1, 1999, when 33 percent of consumers will have customer choice (including consumers covered by the pilot program); 66 percent of consumers will have customer choice by January 1, 2000; and all consumers will have customer choice by January 1, 2001. Although the Customer Choice Act will give customers their choice of electric generation suppliers, delivery of the electricity from the generation supplier to the customer will remain the responsibility of the existing franchised utility. Delivery of electricity (including transmission, distribution and customer service) will continue to be regulated in substantially the current manner. Before the phase-in to customer choice begins in 1999, the PUC expects utilities to take vigorous steps to mitigate transition costs as much as possible without increasing the price they currently charge customers. The PUC will determine what portion of a utility's remaining transition costs will be recoverable from customers through a CTC. This charge will be paid by consumers who choose alternative generation suppliers as well as customers who choose their franchised utility. The CTC could last as long as 2005, providing a utility a total of up to nine years to recover transition costs, unless extended as part of a utility's PUC-approved transition plan. An overall four-and-one-half year price cap will be imposed on the transmission and distribution charges of electric utility companies. Additionally, electric utility companies may not increase the generation price component of prices as long as transition costs are being recovered, with certain exceptions. If a utility ultimately is unable to recover its transition costs within the pricing structure and timeframe approved by the PUC, such stranded costs will be written off.

     On August 1, 1997, Duquesne filed its restructuring plan (the Restructuring
Plan) with the PUC. Duquesne anticipates a decision by the PUC on or before April 30, 1998. The Restructuring Plan uses a market-based valuation of generation to determine stranded costs. During each year of the transition period, Duquesne will conduct a competitive solicitation to sell a substantial block of generation with the resulting market values used to determine each year's CTC. The CTCs paid by customers will therefore be known and measurable, as required by the Customer Choice Act. Duquesne also proposes a valuation to determine the final market value of its generation assets as of December 31, 2005. This valuation will be performed in mid-2003 by an independent board of experts and based on the best available market evidence. The valuation may be triggered prior to 2003 if market prices rise to specified levels, or if the minimum depreciation and amortization commitment is reached, thereby ensuring that there will be no over-recovery of stranded costs.

     Duquesne is committed to a minimum of $1.7 billion in depreciation and amortization during the transition period while maintaining rates capped at current levels. In addition, if revenues exceed expectations or additional cost savings are available, Duquesne has established a return on equity "spillover" mechanism that will ensure that the related revenues are used to further mitigate stranded costs. Finally, the Restructuring Plan redesigns rates to encourage more efficient electricity consumption and to provide for additional stranded cost mitigation. Duquesne has long encouraged economic development. Customers will have the opportunity to benefit from a reduction in the cost of electricity for incremental consumption. This rate redesign will be combined with the CTC mechanism to increase the potential to maximize mitigation of stranded costs during the transition period.

     Any estimate of the ultimate level of transition costs depends on, among other things, the extent to which such costs are deemed recoverable by the PUC, the ongoing level of Duquesne's costs of operations, regional and national economic conditions, and growth of Duquesne's sales. Duquesne believes, based upon prior rulings of the PUC, that it is entitled to recover substantially all of its transition costs, but cannot predict the outcome of this regulatory process. In the event the PUC rules that any or all of these transition costs cannot be recovered through a CTC mechanism or Duquesne fails to satisfy the requirements of SFAS No. 71, these stranded costs will be written off. (See "Regulation" discussion on page 14.) As Duquesne has substantial exposure to transition costs relative to its size, significant stranded cost write-offs could have a materially adverse effect on Duquesne's financial position, results of operations and cash flows. Various financial covenants and restrictions could be violated if substantial write-off of assets or recognition of liabilities occurs.

     In addition to the Restructuring Plan, on August 1, 1997, DQE and APS filed their joint merger application with the FERC (the FERC Filing). Pursuant to the FERC Filing, DQE and APS have committed to forming or joining an independent system operator (ISO) which meets their requirements following the merger. In addition, DQE and APS have stated in the FERC Filing that following the merger Allegheny Energy's market share will not violate the market power conditions and requirements set by the FERC.

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


Beaver Valley Power Station (BVPS) Steam Generators

     BVPSOs two units are equipped with steam generators designed and built by Westinghouse Electric Corporation (Westinghouse). Similar to other Westinghouse nuclear plants, outside diameter stress corrosion cracking (ODSCC) has occurred in the steam generator tubes of both units. The units continue to have the capability to operate at 100 percent reactor power although 15 percent of BV Unit 1 and 2 percent of BV Unit 2 steam generator tubes have been removed from service. Material acceleration in the rate of ODSCC could lead to a loss in plant efficiency and significant repairs or replacement of BV Unit 1 steam generators. The total replacement cost of the BV Unit 1 steam generators is estimated at $125 million, $59 million of which would be Duquesne's responsibility. The earliest that the BV Unit 1 steam generators could be replaced during a scheduled refueling outage is the fall of 2000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     Currently not applicable.
                              ______________________________

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

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

     In September 1995, Duquesne commenced arbitration against Cleveland Electric Illuminating Company (CEI), seeking damages, termination of the Operating Agreement for Eastlake Power Station Unit 5 (Unit) and partition of the parties' interests in the Unit through a sale and division of the proceeds. The arbitration demand alleged, among other things, the improper allocation by CEI of fuel and related costs; the mismanagement of the administration of the Saginaw coal contract in connection with the closing of the Saginaw mine, which historically supplied coal to the Unit; and the concealment by CEI of material information. In October 1995, CEI commenced an action against Duquesne in the Court of Common Pleas, Lake County, Ohio seeking to enjoin Duquesne from taking any action to effect a partition on the basis of a waiver of partition contained in the deed to the land underlying the Unit. CEI also seeks monetary damages from Duquesne for alleged unpaid joint costs in connection with the operation of the Unit. Duquesne removed the action to the United States District Court for the Northern District of Ohio, Eastern Division, where it is now pending. Since April 1997, the parties have been engaged in settlement discussions.


Item 6.  Exhibits and Reports on Form 8-K.

a.   Exhibits:

     EXHIBIT 12.1 - Calculation of Ratio of Earnings to Fixed Charges

     EXHIBIT 27.1 - Financial Data Schedule

b. No Current Report on Form 8-K was filed during the three months ended June 30, 1997.



                         ______________________________

                                   SIGNATURES




   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant identified below has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               DUQUESNE LIGHT COMPANY
                                               ----------------------
                                                    (Registrant)



Date      August 13, 1997                     /s/ Gary L. Schwass
     -----------------------             ---------------------------
                                                  (Signature)
                                                Gary L. Schwass
                                          Senior Vice President and
                                           Chief Financial Officer



Date      August 13, 1997                   /s/ Morgan K. O'Brien
     ------------------------           ----------------------------
                                                (Signature)
                                              Morgan K. O'Brien
                                               Controller and
                                        Principal Accounting Officer