Form 10-K
period 1997-12-31
DUQUESNE LIGHT CO
filed 1998-03-24
CIK 30573

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-K


     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the Fiscal Year Ended December 31, 1997
                                    -----------------

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period From               to
                                         -------------    ------------

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

DQE is the holder of all shares of outstanding common stock, $1 par value, of Duquesne Light Company consisting of 10 shares as of February 28, 1998.

     [X]  Indicate by check mark if disclosure of delinquent filers pursuant to
          Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
   Registrant          Title of each class         on which registered
   ----------          -------------------        ---------------------
 Duquesne Light           Preferred Stock        New York Stock Exchange
     Company

                          Involuntary
              Series   Liquidation Value
              ------   -----------------

               3.75%    $50 per share
               4.00%    $50 per share
               4.10%    $50 per share
               4.15%    $50 per share
               4.20%    $50 per share
              $2.10     $50 per share
              8.375%    $25 per share  (1)

      Sinking Fund Debentures, due March 1, 2010 (5%)    New York Stock Exchange

      (1) Issued by Duquesne Capital, L.P., and the payments of dividends and payments on liquidation or redemption are guaranteed by Duquesne Light Company.

                               TABLE OF CONTENTS


                                                                       Page
                                                                       ----
GLOSSARY                             PART I
ITEM 1.   BUSINESS

General                                                                   1
Property Plant & Equipment (PP&E)                                         2
Employees                                                                 3
Electric Utility Operations                                               3
Fossil Fuel                                                               4
Nuclear Fuel                                                              4
Nuclear Decommissioning                                                   5
Nuclear Insurance                                                         5
Spent Nuclear Fuel Disposal                                               5
Uranium Enrichment Obligations                                            6
Environmental Matters                                                     6
Other                                                                     7
Executive Officers of the Registrant                                      9


ITEM 2.   PROPERTIES                                                     10

ITEM 3.   LEGAL PROCEEDINGS                                              11

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
          OF SECURITY HOLDERS                                            11

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON
          EQUITY AND RELATED SHAREHOLDER
          MATTERS                                                        11

ITEM 6.   SELECTED FINANCIAL DATA                                        11

ITEM 7.   MANAGEMENT'S DISCUSSION AND
          ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS
Results of Operations                                                    12
Liquidity and Capital Resources                                          15
Rate Matters                                                             16

ITEM 7A.  QUANTITATIVE AND QUALITATIVE
          DISCLOSURES ABOUT MARKET RISK                                  19

ITEM 8.   REPORT OF INDEPENDENT CERTIFIED
          PUBLIC ACCOUNTANTS; CONSOLIDATED
          FINANCIAL STATEMENTS AND SUPPLEMENTARY
          DATA; SELECTED FINANCIAL DATA                                  20


                                                                        Page
                                                                        ----

                                    PART III

ITEM 9.   CHANGES IN AND DISAGREEMENTS
          WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE                                       45

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
          OF THE REGISTRANT                                              45

ITEM 11.  EXECUTIVE COMPENSATION                                         45

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT                               45

ITEM 13.  CERTAIN RELATIONSHIPS AND
          RELATED TRANSACTIONS                                           46

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
          SCHEDULES AND REPORTS ON FORM 8-K                              46

          SCHEDULE II                                                    58

          SIGNATURES                                                     59

Glossary of Terms

Competitive Generation Credit

Duquesne will provide a credit to a customer for the PUC-determined market price of electric generation. Customers will experience savings to the extent that they can purchase power at a lower price from an alternative electric generation supplier than the amount of the credit.

CTC or Competitive Transition Charge

During the electric utility restructuring from the traditional regulatory framework to customer choice, electric utilities will have the opportunity to recover transition costs from customers through a surcharge, or competitive transition charge.

Customer Choice

The Pennsylvania Electricity Generation Customer Choice and Competition Act (see "Rate Matters" on page 16) will give consumers the right to contract for electricity at market prices from PUC-approved electric generation suppliers.

Decommissioning Costs

Decommissioning costs are expenses to be incurred in connection with the entombment, decontamination, dismantling, removal and disposal of structures, systems and components of a power plant that has permanently ceased the production of electric energy.

Deferred Energy Costs

In conjunction with the Energy Cost Rate Adjustment Clause, Duquesne records deferred energy costs to offset differences between actual energy costs and the level of energy costs currently recovered from its rate-regulated electric utility customers.

Distribution/Transmission

Transmission is the flow of electricity from generating stations over high voltage lines. Distribution is the flow of electricity over lower voltage facilities to the ultimate customer--usually businesses and homes.

Divestiture

The selling of major assets (power plants, transmission equipment or distribution lines).

Energy Cost Rate Adjustment Clause (ECR)

Duquesne recovers through the ECR, to the extent that such amounts are not included in base rates, the cost of nuclear fuel, fossil fuel and purchased power costs.

Federal Energy Regulatory Commission (FERC)

The FERC is an independent five-member commission within the United States Department of Energy. Among its many responsibilities, the FERC sets rates and charges for the wholesale transportation and sale of electricity.

Independent System Operator (ISO)

An organization formed by, but independent of, transmission-owning utilities which is responsible for ensuring nondiscriminatory open transmission access and the planning and security of the combined bulk transmission systems of utilities within a given geographic region.

Market Power

When one company owns a sufficiently large percentage of generation, transmission, or distribution capabilities in a region which allow it to set the market price of electricity.

Obligation to Serve

Under traditional regulation, the duty of a regulated utility to provide service to all customers in its service territory on a non-discriminatory basis.

Open Access

Gives all customers equal opportunity to access the transmission grid.

Peak Demand

Peak demand is the greatest amount of electricity demanded at any given time.

Pennsylvania Public Utility Commission (PUC)

The governmental body that regulates all utilities (electric, gas, telephone, water, etc.) that do business in Pennsylvania.

Rate Base

The amount representing the value of assets approved by a regulatory agency for inclusion in rates charged to rate-regulated customers.

Regulatory Assets

Historic ratemaking practices granted exclusive geographic franchises in exchange for the obligation to serve all customers. Under this system, certain prudently incurred costs were approved by the PUC and the FERC for deferral and future recovery with a return from customers. These deferred costs are capitalized as regulatory assets by the regulated utility.

Restructuring Plan

In contemplation of the merger with Allegheny Energy being consummated, Duquesne has filed this plan incorporating the merger benefits into its restructuring and recovery of transition costs under the Customer Choice Act.

Stand-Alone Plan

In the event the merger with Allegheny Energy is not consummated, Duquesne has filed this plan for restructuring and recovery of transition costs under the Customer Choice Act.

Tariff

Public schedules that detail a utility's rates, rules, service territory and terms of service that are filed for official approval with a regulatory agency.

Transition or Stranded Costs

Transition costs, also known as stranded costs, are the net present value of a utility's known or measurable costs related to electric generation that are recoverable under the current regulatory framework, but which may not be recoverable in a competitive generation market. They are costs which remain unrecovered following mitigation efforts taken by the utility.

Unbundled Charges

Separate charges for each of the generation, transmission and distribution of electricity in accordance with the deregulation of generation under the Customer Choice Act.

Watt

A watt is the rate at which electricity is generated or consumed. A kilowatt
(KW) is equal to 1,000 watts. A kilowatt-hour (KWH) is a measure of the quantity of electricity generated or consumed in one hour by one kilowatt of power. A megawatt (MW) is 1,000 kilowatts or one million watts.

                                     Part I
Item 1.  Business.

General
------------------------------------------------------------------------------

Part I of this Annual Report, Form 10-K (Report) should be read in conjunction with Duquesne Light Company's audited consolidated financial statements, which are set forth on pages 21 through 44 in Part IV of this Report. Explanations of certain financial and operating terms used in this Report are set forth in a GLOSSARY at the front of this Report.

  Duquesne Light Company (Duquesne) is a wholly owned subsidiary of DQE, Inc.
(DQE), an energy services holding company. Duquesne is engaged in the generation, transmission, distribution and sale of electric energy. Duquesne has one wholly owned subsidiary, Monongahela Light and Power which currently holds energy-related investments.

Proposed Merger

  On August 7, 1997, the shareholders of Duquesne's parent, DQE, and Allegheny Energy, Inc. (AYE), approved a proposed tax-free, stock-for-stock merger. Upon consummation of the merger, DQE will be a wholly owned subsidiary of AYE. Immediately following the merger, Duquesne will remain a wholly owned subsidiary of DQE. The transaction is intended to be accounted for as a pooling of interests. Under the pooling of interests method of accounting for a business combination, the recorded assets, liabilities and equity of each of the combining companies are carried forward to the combined corporation at their recorded amounts. Accordingly, no goodwill, including the related future earnings impact of goodwill amortization, results from a transaction accounted for as a pooling of interests. In order to qualify for pooling treatment, many requirements must be met by each of the combining companies for a period of time before and after the combination occurs. Examples of the requirements prior to the merger include limitations on: dividends paid on common stock, stock repurchases, stock compensation plan activity and sales of significant assets. DQE's management has focused and will continue to focus on meeting the pooling requirements as they relate to DQE and its subsidiaries prior to the merger.

  Under the terms of the transaction, DQE's shareholders will receive 1.12 shares of AYE common stock for each share of DQE's common stock and AYE's dividend in effect at the time of the closing of the merger. The transaction is expected to close in mid-1998, subject to approval of applicable regulatory agencies, including the public utility commissions in Pennsylvania and Maryland, the Securities and Exchange Commission (SEC), the Federal Energy Regulatory Commission (FERC) and the Nuclear Regulatory Commission (NRC).

  In September 1997, the City of Pittsburgh filed a federal antitrust suit seeking to prevent the merger and asking for monetary damages. Although the United States District Court for the District of Western Pennsylvania dismissed the suit in January 1998, the City of Pittsburgh filed an appeal and asked for expedited review. Duquesne anticipates a decision on whether the appeal has been granted by late March 1998.

  Unless otherwise indicated, all information presented in this Annual Report relates to Duquesne only and does not take into account the proposed merger between DQE and AYE.

Service Territory

  Duquesne provides electric service to customers in Allegheny County, including the City of Pittsburgh; Beaver County; and Westmoreland County. (See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS "Rate Matters" on page 16.) This territory represents approximately 800 square miles in southwestern Pennsylvania, located within a 500-mile radius of one-half of the population of the United States and Canada. The population of the area served by Duquesne's electric utility operations, based on 1990 census data, is approximately 1,510,000, of whom 370,000 reside in the City of Pittsburgh. In addition to serving approximately 580,000 direct customers, Duquesne's utility operations also sell electricity to other utilities.

Regulation

  Duquesne is subject to the accounting and reporting requirements of the SEC. In addition, Duquesne's electric utility operations are subject to regulation by the Pennsylvania Public Utility Commission (PUC), including regulation under the Pennsylvania Electricity Generation Customer Choice and Competition Act (Customer Choice Act), and the FERC under the Federal Power Act with respect to rates for interstate sales, transmission of electric power, accounting and other matters. (See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS "Rate Matters" on page 16.)

  Duquesne is also subject to regulation by the NRC under the Atomic Energy Act of 1954, as amended, with respect to the operation of its jointly owned/leased nuclear power plants, Beaver Valley Unit 1 (BV Unit 1), Beaver Valley Unit 2 (BV Unit 2) and Perry Unit 1.

 Duquesne's consolidated financial statements report regulatory assets and liabilities in accordance with Statement of Financial Accounting Standards
(SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71), and reflect the effects of the current ratemaking process. In accordance with SFAS No. 71, Duquesne's consolidated financial statements reflect regulatory assets and liabilities consistent with cost-based, pre-competition ratemaking regulations. The regulatory assets represent probable future revenue to Duquesne because provisions for these costs are currently included, or are expected to be included, in charges to electric utility customers through the ratemaking process.

  A company's electric utility operations, or a portion of such operations, could cease to meet the SFAS No. 71 criteria for various reasons, including a change in the FERC regulations or the competition-related changes in the PUC regulations. (See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS "Rate Matters" on page 16.) The Emerging Issues Task Force of the Financial Accounting Standards Board (EITF) has determined that once a transition plan has been approved, application of SFAS No. 71 to the generation portion of a utility must be discontinued and replaced by the application of SFAS No. 101, Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71 (SFAS No. 101). The consensus reached by the EITF provides further guidance that the regulatory assets and liabilities of the generation portion of a utility to which SFAS No. 101 is being applied should be determined on the basis of the source from which the regulated cash flows to realize such regulatory assets and settle such liabilities will be derived. Under the Customer Choice Act, Duquesne believes that its generation-related regulatory assets will be recovered through a competitive transition charge (CTC) collected in connection with providing transmission and distribution services, and Duquesne will continue to apply SFAS No. 71. Fixed assets related to the generation portion of a utility will be evaluated including the cash flows provided by the CTC, in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS No. 121). Duquesne believes that all of its regulatory assets continue to satisfy the SFAS No. 71 criteria in light of the transition to competitive generation under the Customer Choice Act and the ability to recover these regulatory assets through a CTC. Once any portion of Duquesne's electric utility operations is deemed to no longer meet the SFAS No. 71 criteria, or is not recovered through a CTC, Duquesne will be required to write off assets (to the extent their net book value exceeds fair value), the recovery of which is uncertain, and any regulatory assets or liabilities for those operations that no longer meet these requirements. Any such write-off of assets could be materially adverse to the financial position, results of operations and cash flows of Duquesne.

Property, Plant and Equipment (PP&E)
------------------------------------------------------------------------------

Investment in PP&E and Accumulated Depreciation

  Duquesne's total investment in property, plant and equipment and the related accumulated depreciation balances for major classes of property at December 31, 1997 and 1996, are as follows:

PP&E and Related Accumulated Depreciation at December 31
------------------------------------------------------------------------------

                                                          (Amounts in Thousands of Dollars)
                                                      1997                                  1996
                                     ---------------------------------------------------------------------------
                                                  Accumulated      Net                  Accumulated      Net
                                      Investment  Depreciation  Investment  Investment  Depreciation  Investment
                                     ---------------------------------------------------------------------------
Electric Production                   $2,494,476    $1,175,516  $1,318,960  $2,467,786    $1,092,928  $1,374,858
Electric Transmission                    298,614       119,895     178,719     299,895       114,406     185,489
Electric Distribution                  1,206,546       390,103     816,443   1,176,738       374,180     802,558
Electric General                         334,565       192,439     142,126     324,366       168,470     155,896
Property Held for Future Use (a)           3,980            66       3,914     190,821        82,737     108,084
Property Held Under Capital Leases       113,662        50,725      62,937      99,608        47,670      51,938
Other                                     58,895        19,075      39,820      49,559        10,909      38,650
----------------------------------------------------------------------------------------------------------------
     Total                            $4,510,738    $1,947,819  $2,562,919  $4,608,773    $1,891,300  $2,717,473
================================================================================================================

(a)  See "Property Held for Future Use" discussion on page 3.

Joint Interests in Generating Units

  Duquesne has various contracts with subsidiaries of FirstEnergy Corporation (Ohio Edison Company, Pennsylvania Power Company, The Cleveland Electric Illuminating Company (CEI) and The Toledo Edison Company), with respect to several jointly owned/leased generating units, that include provisions for coordinated maintenance responsibilities, limited and qualified mutual back-up in the event of outages, and certain capacity and energy transactions.

  In September 1995, Duquesne commenced arbitration against CEI, seeking damages, termination of the Operating Agreement for Eastlake Unit 5 (Eastlake) and partition of the parties' interests in Eastlake through a sale and division of the proceeds. The arbitration demand alleged, among other things, the improper allocation by CEI of fuel and related costs; the mismanagement of the administration of the Saginaw coal contract in connection with the closing of the Saginaw mine, which historically supplied coal to Eastlake; and the concealment by CEI of material information. In October 1995, CEI commenced an action against Duquesne in the Court of Common Pleas, Lake County, Ohio seeking to prevent Duquesne from taking any action to effect a partition on the basis of a waiver of partition covenant contained in the deed to the land underlying Eastlake. CEI also seeks monetary damages from Duquesne for alleged unpaid joint costs in connection with the operation of Eastlake. Duquesne removed the action to the United States District Court for the Northern District of Ohio, Eastern Division, where it is now pending. Currently, the parties are engaged in settlement discussions. Duquesne anticipates that a trial will commence late in 1998.

Joint Interests in Power Stations
------------------------------------------------------------------------------------------
Nuclear Power Stations                                       Beaver Valley
                                                          ------------------      Perry
                                                          Unit 1      Unit 2      Unit 1
------------------------------------------------------------------------------------------
Duquesne                                                 *47.50%   *13.74% (a)    13.74%
FirstEnergy Corporation                                   52.50%    86.26%       *86.26%
------------------------------------------------------------------------------------------
Fossil Power Stations                                 Bruce Mansfield
                                      Sammis    ---------------------------     Eastlake
                                      Unit 7    Unit 1    Unit 2     Unit 3      Unit 5
------------------------------------------------------------------------------------------
Duquesne                               31.20%    29.30%     8.00%    13.74%       31.20%
FirstEnergy Corporation               *68.80%   *70.70%   *92.00%   *86.26%     * 68.80%
------------------------------------------------------------------------------------------

*Denotes Operator

(a) In 1987, Duquesne sold and leased back its 13.74 percent interest in BV Unit
    2. Duquesne leased back its interest in the unit for a term of 29.5 years. The lease is accounted for as an operating lease.

Property Held for Future Use

  In 1986, the PUC approved Duquesne's request to remove Phillips Power Station (Phillips) and a portion of Brunot Island (BI) from service. These assets were classified as property held for future use. In 1997, through its analysis of customer choice in the Restructuring Plan and Stand-Alone Plan, Duquesne determined that Phillips and a portion of BI would not be cost-effective in the production of electricity in the face of a competitive marketplace. Based on this analysis, Phillips and a portion of BI have been reclassified on the balance sheet from property held for future use to a regulatory asset. In each of the filings, Duquesne is seeking recovery of its investment and associated costs of Phillips and BI through a CTC. (See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS "Rate Matters" on page 16.)

Employees
--------------------------------------------------------------------------------

  At December 31, 1997, Duquesne had 3,352 employees, including 1,114 employees at Beaver Valley Power Station (BVPS). Duquesne is party to a labor contract expiring in September 2001 with the International Brotherhood of Electrical Workers, which represents approximately 2,000 of Duquesne's employees. The contract provides, among other things, employment security, income protection and 3 percent annual wage increases through September 2000.

Electric Utility Operations
--------------------------------------------------------------------------------

  Duquesne's fossil plants operated at an equivalent availability factor of 78 percent in 1997 and 76 percent in 1996. Duquesne's nuclear plants operated at an equivalent availability factor of 67 percent in 1997 and 76 percent in 1996. BV Unit 1 went off-line on September 27, 1997, for a scheduled refueling outage, and returned to service on January 21, 1998. Perry Unit 1 completed a refueling outage on October 23, 1997. This outage lasted 40 days, a record for Perry Unit
1. The next refueling outage for BV Unit 1 is currently scheduled to begin in April 1999. The next refueling outages for BV Unit 2 and Perry Unit 1 are currently scheduled to begin in September 1998 and March 1999, respectively. The timing and duration of scheduled maintenance and refueling outages, as well as the duration of forced outages, affect the availability of power stations. Duquesne normally experiences its peak demand in the summer. The 1997 and all-time customer system peak demand of 2,671 MW occurred on July 15, 1997.

  BV Unit 1 went off-line January 30, 1998, due to an issue identified in a technical review recently completed by Duquesne. BV Unit 2 went off-line December 16, 1997, to repair the emergency air supply system to the control room and has remained off-line due to other issues identified by a similar technical review of BV Unit 2. These technical reviews are in response to a 1997 commitment made by Duquesne to the NRC. Duquesne is one of many utilities faced with these technical issues, some of which date back to the original design of BVPS.

 Both BVPS units remain off-line for a revalidation of technical specification surveillance testing requirements of various plant systems. Based on the current status of the revalidation process, Duquesne currently anticipates that both BVPS units will remain off-line through March 1998.

  BVPS's two units are equipped with steam generators designed and built by Westinghouse Electric Corporation (Westinghouse). Similar to other Westinghouse nuclear plants, outside diameter stress corrosion cracking (ODSCC) has occurred in the steam generator tubes of both units. The units continue to operate at 100 percent reactor power, although approximately 17 percent of BV Unit 1 and 2 percent of BV Unit 2 steam generator tubes have been removed from service. Material acceleration in the rate of ODSCC could lead to a loss in plant efficiency and significant repairs or replacement of BV Unit 1 steam generators. The total replacement cost of the BV Unit 1 steam generators is estimated at $125 million, $59 million of which would be Duquesne's responsibility. The earliest that the BV Unit 1 steam generators could be replaced during a scheduled refueling outage is the fall of 2000.

Fossil Fuel
--------------------------------------------------------------------------------

  Duquesne believes that sufficient coal for its coal-fired generating units will be available from various sources to satisfy its requirements for the foreseeable future. During 1997, approximately 2.3 million tons of coal were consumed at Duquesne's two wholly owned coal-fired stations, Cheswick Power Station (Cheswick) and Elrama Power Station (Elrama).

  Duquesne owns Warwick Mine, an underground mine located in southwestern Pennsylvania. At December 31, 1997, Duquesne's net investment in the mine was $10.7 million. Duquesne estimates that, at December 31, 1997, its economically recoverable coal reserves at Warwick Mine were in excess of 1.5 million tons. An unaffiliated contract operator at Warwick Mine encountered adverse geologic conditions late in 1996 that resulted in a contract default. Commencing in 1997, a new unaffiliated operator began producing approximately 360,000 tons of coal per year for exclusive use at Elrama. Duquesne purchases the remaining coal for use at Elrama on the open market. The current estimated liability for mine closing, including final site reclamation, mine water treatment and certain labor liabilities is $47.6 million, and Duquesne has recorded a liability on the consolidated balance sheet of approximately $27.5 million toward these costs.

  During 1997, 34 percent of Duquesne's coal supplies were provided by contracts, including Warwick Mine, with the remainder satisfied through purchases on the spot market. Duquesne had three long-term contracts in effect at December 31, 1997 that, in combination with spot market purchases, are expected to furnish an adequate future coal supply. Duquesne does not anticipate any difficulty in replacing or renewing these contracts as they expire from 2000 through 2005. At December 31, 1997, Duquesne's wholly owned and jointly owned generating units had on hand an average coal supply of 41 days.

Nuclear Fuel
--------------------------------------------------------------------------------

  The cycle of production and utilization of nuclear fuel consists of (1) mining and milling of uranium ore and processing the ore into uranium concentrates, (2) converting uranium concentrates to uranium hexafluoride, (3) enriching the uranium hexafluoride, (4) fabricating fuel assemblies, (5) utilizing the nuclear fuel in the generating station reactor, and (6) storing and disposing of spent fuel.

  An adequate supply of uranium is under contract to meet Duquesne's requirements for its jointly owned/leased nuclear units through 2000. An adequate supply of conversion services through the year 2002 is also under contract. Enrichment services for Duquesne's joint interests in BV Units 1 and 2 and Perry Unit 1 will be supplied through fiscal year 1999 under a United States Enrichment Corporation's (USEC) Utility Services contract. Duquesne has terminated, at zero cost, all of its enrichment services requirements under this contract for the fiscal years 2000 through 2005 and is planning to secure required enrichment services during this period from other suppliers. Duquesne continues to review on an annual basis its alternatives for enrichment services for the years 2006 through 2014 under the USEC contract and may terminate these future years if it can arrange more cost-effective alternative enrichment services. Fuel fabrication contracts are in place to supply reload requirements through 2002 and 2003 respectively, for BV Unit 1 and BV Unit 2 and the life of plant for Perry Unit 1. Duquesne will continue to make arrangements for future uranium supply and related services, as required. (See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS "NUCLEAR FUEL LEASING" DISCUSSION ON PAGE 16.)

Nuclear Decommissioning
--------------------------------------------------------------------------------

  Duquesne expects to decommission BV Unit 1, BV Unit 2 and Perry Unit 1 no earlier than the expiration of each plant's operating license in 2016, 2027 and 2026. At the end of its operating life, BV Unit 1 may be placed in safe storage until BV Unit 2 is ready to be decommissioned, at which time the units may be decommissioned together.

  Based on site-specific studies conducted in 1997 for BV Unit 1 and BV Unit 2, and a 1997 update of the 1994 study for Perry Unit 1, Duquesne's approximate share of the total estimated decommissioning costs, including removal and decontamination costs, is $170 million, $55 million and $90 million, respectively. The amount currently being used to determine Duquesne's cost of service related to decommissioning all three nuclear units is $224 million. Duquesne is seeking recovery of any potential shortfall in decommissioning funding as part of either its Restructuring Plan or its Stand-Alone Plan. (See
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS "Rate Matters" on page 16.)

  With respect to the transition to a competitive generation market, the Customer Choice Act requires that utilities include a plan to mitigate any shortfall in decommissioning trust fund payments for the life of the facility with any future decommissioning filings. Consistent with this requirement, in 1997 Duquesne increased its annual contributions to the decommissioning trusts by $5 million to approximately $9 million. Duquesne has received approval from the Internal Revenue Service (IRS) for qualification of 100 percent of additional nuclear decommissioning trust funding for BV Unit 2 and Perry Unit 1, and 79 percent for BV Unit 1.

  Funding for nuclear decommissioning costs is deposited in external, segregated trust accounts and invested in a portfolio of corporate common stock and debt securities, municipal bonds, certificates of deposit and United States government securities. The market value of the aggregate trust fund balances at December 31, 1997 totaled approximately $47.1 million.

Nuclear Insurance
--------------------------------------------------------------------------------

  The Price-Anderson Amendments to the Atomic Energy Act of 1954 limit public liability from a single incident at a nuclear plant to $8.9 billion. The maximum available private primary insurance of $200 million has been purchased by Duquesne. Additional protection of $8.7 billion would be provided by an assessment of up to $79.3 million per incident on each nuclear unit in the United States. Duquesne's maximum total possible assessment, $59.4 million, which is based on its ownership or leasehold interests in three nuclear generating units, would be limited to a maximum of $7.5 million per incident per year. This assessment is subject to indexing for inflation and may be subject to state premium taxes. If assessments from the nuclear industry prove insufficient to pay claims, the United States Congress could impose other revenue-raising measures on the industry.

  Duquesne's share of insurance coverage for property damage, decommissioning and decontamination liability is $1.2 billion. Duquesne would be responsible for its share of any damages in excess of insurance coverage. In addition, if the property damage reserves of Nuclear Electric Insurance Limited (NEIL), an industry mutual insurance company that provides a portion of this coverage, are inadequate to cover claims arising from an incident at any United States nuclear site covered by that insurer, Duquesne could be assessed retrospective premiums totaling a maximum of $5.8 million.

  In addition, Duquesne participates in a NEIL program that provides insurance for the increased cost of generation and/or purchased power resulting from an accidental outage of a nuclear unit. Subject to the policy deductible, terms and limit, the coverage provides for a weekly indemnity of the estimated incremental costs during the three year period starting 21 weeks after an accident, with no coverage thereafter. If NEIL's losses for this program ever exceed its reserves, Duquesne could be assessed retrospective premiums totaling a maximum of $3.4 million.

Spent Nuclear Fuel Disposal
--------------------------------------------------------------------------------

  The Nuclear Waste Policy Act of 1982 established a federal policy for handling and disposing of spent nuclear fuel and a policy requiring the establishment of a final repository to accept spent nuclear fuel. Electric utility companies have entered into contracts with the United States Department of Energy (DOE) for the permanent disposal of spent nuclear fuel and high-level radioactive waste in compliance with this legislation. The DOE has indicated that its repository under these contracts will not be available for acceptance of spent nuclear fuel before 2010. The DOE has not yet established an interim or permanent storage facility, despite a ruling by the United States Court of Appeals for the District of Columbia Circuit that the DOE was legally obligated to begin acceptance of spent nuclear fuel for disposal by January 31, 1998. Existing on-site spent nuclear fuel storage capacities at BV Unit 1, BV Unit 2 and Perry Unit 1 are expected to be sufficient until 2017, 2011 and 2011, respectively.

  In early 1997, Duquesne joined 35 other electric utilities and 46 states, state agencies and regulatory commissions in filing suit in the United States Court of Appeals for the District of Columbia Circuit against the DOE. The parties requested the court to suspend the utilities' payments into the Nuclear Waste Fund and to place future payments into an escrow account until the DOE fulfills its obligation to accept spent nuclear fuel. The DOE had requested that the court delay litigation while it pursued alternative dispute resolution under the terms of its contracts with the utilities. The court ruling, issued November 14, 1997, was not entirely in favor of the DOE or the utilities. The court permitted the DOE to pursue alternative dispute resolution, but prohibited it from using its lack of a spent fuel repository as a defense. The DOE has requested a rehearing on the matter, which has yet to be scheduled.

Uranium Enrichment Obligations
--------------------------------------------------------------------------------

  Nuclear reactor licensees in the United States are assessed annually for the decontamination and decommissioning of DOE uranium enrichment facilities. Assessments are based on the amount of uranium a utility had processed for enrichment prior to enactment of the National Energy Policy Act of 1992 (NEPA) and are to be paid by such utilities over a 15-year period. At December 31, 1997, Duquesne's liability for contributions was approximately $7.2 million (subject to an inflation adjustment). (See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS "Rate Matters" on page 16.)

Environmental Matters
--------------------------------------------------------------------------------

  Various federal and state authorities regulate Duquesne with respect to air and water quality and other environmental matters. Duquesne believes it is in current compliance with all material applicable environmental regulations.

  The Comprehensive Environmental Response, Compensation and Liability Act of 1980 and The Superfund Amendments and Reauthorization Act of 1986 (Superfund) established a variety of informational and environmental action programs. The Environmental Protection Agency (EPA) previously informed Duquesne of its potential involvement in three hazardous waste sites. Duquesne reached agreements to make de minimis financial settlements related to these sites in order to resolve any associated liability.

  As required by Title V of the Clean Air Act Amendments (Clean Air Act), Duquesne filed comprehensive air operating permit applications for Cheswick, Elrama, BI and Phillips during the last half of 1995. Approval is still pending for these applications. Duquesne filed its Title IV Phase II Clean Air Act compliance plan with the PUC on December 27, 1995. Duquesne also filed Title IV Phase II permit applications for oxides of nitrogen (NO\\X\\) emissions from Cheswick, Elrama and Phillips with the Allegheny County Health Department and the Pennsylvania Department of Environmental Protection (DEP) on December 23, 1997.

  Although Duquesne believes it has satisfied all of the Phase I Acid Rain Program requirements of the Clean Air Act, the Phase II Acid Rain Program requires significant additional reductions of sulfur dioxide (SO\\2\\) and NO\\X\\ by the year 2000. Duquesne currently has 662 MW of nuclear capacity and 887 MW of coal capacity equipped with SO\\2\\ emission-reducing equipment (excluding 300 MW of regulatory assets at Phillips). Through the year 2000, Duquesne is considering a combination of compliance methods that include fuel switching; increased use of, and improvements in, SO\\2\\ emission-reducing equipment; low NO\\X\\ burner technology; and the purchase of emission allowances for those remaining stations not in compliance.

  Duquesne has developed, patented and installed low NO\\X\\ burner technology for the Elrama boilers. These cost-effective NO\\X\\ reduction systems installed on the Elrama roof-fired boilers were specified as the benchmark for the industry for this class of boilers in the EPA's final Group II rulemaking. Duquesne is also currently evaluating additional low-cost, developmental NO\\X\\ reduction technologies at Cheswick. In 1997, Duquesne tested combustion-related NO\\X\\ controls at Cheswick, with positive results, and expects to install low-cost modifications and a new flue gas conditioning system to maximize the effects of such controls.

  In addition to the Phase II Acid Rain Program requirements, Duquesne is responsible for additional NO\\X\\ reduction requirements to meet the current Ozone Ambient Air Quality Standards under Title I of the Clean Air Act. Compliance with the current ozone standard is based on pre-1997 ozone data using a one-hour average value approach. Flue gas conditioning and post-combustion NO\\X\\ reduction technologies may be employed to meet the one-hour standard if economically justified. Also, Duquesne is examining and developing innovative emissions technologies designed to reduce costs. Duquesne also continues to work with the operators of its jointly owned stations to implement cost-effective compliance strategies to meet these requirements.

  Duquesne is closely monitoring other future air quality programs and air emission control requirements that could result from more stringent ambient air quality and emission standards for SO\\2\\ and NO\\X\\ particulates and other by-products of coal combustion. In 1997, the DEP finalized a regulation to implement the additional NO\\X\\ control requirements that were recommended by the Ozone Transport Commission. The estimated costs to comply with this program have been included in Duquesne's capital cost estimates through the year 2000. Duquesne currently estimates that additional capital costs to comply with Clean Air Act requirements through the year 2000 will be approximately $20 million.

  In July 1997, the EPA announced new national ambient air quality standards for ozone and fine particulate matter. To allow each state time to determine what areas may not meet the standards and to adopt control strategies to achieve compliance, the ozone standards will not be implemented until 2004, and the fine particulate matter standards will not be implemented until 2007 or later. Because appropriate state ambient air monitoring and implementation plans have not been developed, the costs of compliance with these new standards cannot be determined by Duquesne at this time.

  In December 1997, more than 160 nations reached a preliminary agreement (Kyoto Protocol), under which, among other things, the United States would be required to reduce its greenhouse gas emissions during the years 2008 through 2012. However, as the Kyoto Protocol has yet to be either signed or ratified, and the related greenhouse gas reduction programs remain undeveloped, the costs of compliance cannot be determined by Duquesne at this time.

  In 1992, the DEP issued Residual Waste Management Regulations governing the generation and management of non-hazardous residual waste, such as coal ash. Duquesne is assessing the sites it utilizes and has developed compliance strategies that are currently under review by the DEP. Capital costs of $2.8 million were incurred by Duquesne in 1997 to comply with these DEP regulations. Based on information currently available, approximately $8 million will be spent in 1998. The additional capital cost of compliance through the year 2000 is estimated, based on current information, to be approximately $16 million. This estimate is subject to the results of groundwater assessments and DEP final approval of compliance plans.

  Duquesne is involved in various other environmental matters. Duquesne believes that such matters, in total, will not have a materially adverse effect on its financial position, results of operations or cash flows.

Other
------------------------------------------------------------------------------

Customer Advanced Reliability System

  The Customer Advanced Reliability System (CARS) is a communications service that provides Duquesne with an electronic link to its customers, including the ability to read customer meters. In September 1997, Duquesne amended its service contract with Itron, Inc., with respect to CARS. The amendment extends by one year, into 1998, the period during which Itron, Inc., will install and finalize the system. As of December 31, 1997, more than 98 percent of customers' meters had been adapted for CARS, and more than 450,000 meters were being read automatically.

Year 2000

  Many existing computer programs use only two digits to identify a year (for example, "98" is used to represent "1998"). Such programs read "00" as the year 1900, and thus may not recognize dates beginning with the year 2000, or may otherwise produce erroneous results or cease processing when dates after 1999 are encountered. Such failures could cause disruptions in normal business operations.

  In 1994, Duquesne inventoried and assessed the critical information systems that impact operations and financial reporting (including systems with respect to the general ledger, supply chain, billing, payroll, human resources, financial reporting and certain types of data for plant maintenance) in order to develop a strategy to address required computer software changes and upgrades relating to such operations. By 1995, a plan to test and, as necessary, replace, upgrade or repair these systems had been developed and implementation had begun, with an anticipated completion date in 1999. Although implementation of the plan has been accelerated in certain respects by Year 2000 issues, the planned replacement, upgrade and repair of the systems is also generally required for business purposes unrelated to the Year 2000 issue. Duquesne currently believes that implementation of the plan will minimize its Year 2000 issues relating to these systems. Replacement, upgrade and repair projects that have been completed or are currently in progress include, without limitation, the replacement of an integrated plant maintenance system at BVPS (including related computer hardware), replacement of the supply chain (purchasing and inventory) system, and release upgrades of packaged software for the corporate financial recordkeeping system. The cost of all such projects is currently estimated to be $35 million, approximately one-half of which had been incurred through 1997. Duquesne has been expensing or capitalizing such costs in accordance with appropriate accounting policies.

  Duquesne has assembled a team to inventory and assess the Year 2000 issues that impact it. The team is comprised of management representatives from all functional areas of Duquesne. In addition to monitoring the information systems plan described above, the goals of the team include an assessment of Duquesne's exposure to Year 2000-related problems in devices and equipment containing embedded microprocessors that may not correctly identify the year, as well as potential problems that may originate with third parties outside Duquesne's control. Duquesne also participates in the Electric Power Research Institute's project to share information about technical issues regarding the Year 2000 problem with other entities in the electric utility industry.

  Given the fact that Duquesne's assessment, as noted above, is currently in progress, Duquesne cannot currently estimate the exact extent of any outstanding Year 2000 systems and equipment issues, the specific time frame in which any required corrections would need to be made and the costs to Duquesne in correcting any possible related outstanding matters. Until Duquesne's assessment is completed, it cannot determine whether Year 2000 issues and related costs will be material to Duquesne's operations, financial condition and results of operations.

Retirement Plan Measurement Assumptions

  Duquesne decreased the discount rate used to determine the projected benefit obligation on Duquesne's retirement plans at December 31, 1997 to 7.0 percent. The assumed change in future compensation levels and assumed rate of return on plan assets were also decreased to reflect current market and economic conditions. The effects of these changes on Duquesne's retirement plan obligations are reflected in the amounts shown in "Employee Benefits," Note M to the consolidated financial statements, on page 41. The resulting change in related expenses for subsequent years is not expected to be material.

Recent Accounting Pronouncements

  SFAS No. 130, Reporting Comprehensive Income (SFAS No. 130) and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No.
131), have been issued and are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 defines comprehensive income and outlines certain reporting and disclosure requirements related to comprehensive income. SFAS No. 131 requires certain disclosures about business segments of an enterprise, if applicable. The adoption of SFAS No. 130 and SFAS No. 131 is not expected to have a significant impact on Duquesne's financial statements or disclosures.

                        ------------------------------

  Except for historical information contained herein, the matters discussed in this Annual Report on Form 10-K are forward-looking statements which involve risks and uncertainties including, but not limited to, economic, competitive, governmental and technological factors affecting Duquesne's operations, markets, products, services and prices and other factors discussed in Duquesne's filings with the Securities and Exchange Commission.

Executive Officers of the Registrant
------------------------------------------------------------------------------

    Set forth below are the names, ages as of March 1, 1998, positions and brief accounts of the business experience during the past five years of the executive officers of Duquesne.

      Name                Age                                Office

David D. Marshall          45          President and Chief Executive Officer since August 1996.
                                         President and Chief Operating Officer from February
                                         1995 to August 1996. Executive Vice President from
                                         February 1992 to February 1995, Assistant to the
                                         President from October 1990 to February 1992, and
                                         Vice President - Corporate Development from August
                                         1987 to February 1992.

Gary L. Schwass            52          Senior Vice President since February 1995 and Chief
                                         Financial Officer since July 1989. Vice President -
                                         Finance and Principal Financial Officer from May 1988
                                         to February 1995; Vice President, Treasurer and
                                         Principal Financial and Accounting Officer from
                                         August 1987 to May 1988.

James E. Cross             51          President, Generation Group since September 1996.
                                         Senior Vice President - Nuclear since February 1995.
                                         Vice President - Nuclear from September 1994 to
                                         February 1995. Formerly Vice President, Thermal
                                         Operations, and Chief Nuclear Officer of Portland
                                         General Electric from May 1993 to September 1994;
                                         and Vice President and Chief Nuclear Officer of
                                         Portland General Electric from December 1991 to
                                         May 1993.

Gary R. Brandenberger      60          Vice President - Customer Operations since May 1997.
                                         Vice President - Power Supply from August 1986 to
                                         May 1997.

William J. DeLeo           47          Vice President - Marketing and Corporate
                                         Performance since April 1995. Vice President -
                                         Corporate Performance and Information Services
                                         from January 1991 to April 1995.

Victor A. Roque            51          Vice President since April 1995 and General Counsel
                                         since November 1994. Previously Vice President,
                                         General Counsel and Secretary for Orange and
                                         Rockland Utilities from April 1989 to November 1994.

Donald J. Clayton          43          Vice President since October 1997. Treasurer since
                                         January 1995. Assistant Treasurer
                                         from May 1990 to January 1995.

Morgan K. O'Brien          37          Vice President since October 1997. Controller and
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

                                         Duquesne's
                                          Share of          Plant Output
                                          Capacity           Year Ended
                                         (Megawatts)      December 31, 1997
     Name and Location         Type     Summer   Winter   (Megawatt-hours)
----------------------------  -------  --------  ------  ------------------
Cheswick                         Coal       562     570          3,475,197
 Springdale, Pa.
Elrama                           Coal       474     487          2,097,700
 Elrama, Pa.
Sammis Unit 7 (1)                Coal       187     187            998,838
 Stratton, Ohio
Eastlake Unit 5 (1)              Coal       186     186            730,184
 Eastlake, Ohio
Beaver Valley Unit 1 (1)      Nuclear       385     385          1,925,121
 Shippingport, Pa.
Beaver Valley Unit 2 (1)      Nuclear       113     113            878,998
 Shippingport, Pa.
Perry Unit 1 (1)              Nuclear       161     164          1,117,806
 North Perry, Ohio
Bruce Mansfield Unit 1 (1)       Coal       228     228          1,397,484
 Shippingport, Pa.
Bruce Mansfield Unit 2 (1)       Coal        62      62            297,012
 Shippingport, Pa.
Bruce Mansfield Unit 3 (1)       Coal       110     110            511,924
 Shippingport, Pa.
Brunot Island                     Oil       166     178              5,034
 Brunot Island, Pa.
                                          -----   -----         ----------

Total                                     2,634   2,670         13,435,298
                                          =====   =====         ==========

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

  Duquesne owns the Warwick Mine, including 4,849 acres owned in fee of unmined coal lands and mining rights, located on the Monongahela River in Greene County, Pennsylvania. (See Item 1. BUSINESS. "Fossil Fuel" discussion on page 4.)

  Additional information relating to Item 2. PROPERTIES, is set forth in Note C, "Property, Plant and Equipment," of the consolidated financial statements for year ended December 31, 1997, on page 28. The information is incorporated here by reference.

Item 3.  Legal Proceedings.

Rate-Related Legal Proceedings, Property, Plant and Equipment-Related Legal Proceedings and Environmental Legal Proceedings
------------------------------------------------------------------------------

Eastlake Unit 5

  In September 1995, Duquesne commenced arbitration against CEI, seeking damages, termination of the Operating Agreement for Eastlake Unit 5 (Eastlake) and partition of the parties' interests in Eastlake through a sale and division of the proceeds. The arbitration demand alleged, among other things, the improper allocation by CEI of fuel and related costs; the mismanagement of the administration of the Saginaw coal contract in connection with the closing of the Saginaw mine, which historically supplied coal to Eastlake; and the concealment by CEI of material information. In October 1995, CEI commenced an action against Duquesne in the Court of Common Pleas, Lake County, Ohio seeking to prevent Duquesne from taking any action to effect a partition on the basis of a waiver of partition covenant contained in the deed to the land underlying Eastlake. CEI also seeks monetary damages from Duquesne for alleged unpaid joint costs in connection with the operation of Eastlake. Duquesne removed the action to the United States District Court for the Northern District of Ohio, Eastern Division, where it is now pending. Currently, the parties are engaged in settlement discussions. Duquesne anticipates that a trial will commence late in 1998.

Proposed Merger

  In September 1997, the City of Pittsburgh filed a federal antitrust suit seeking to prevent the merger of DQE and AYE and asking for monetary damages. Although the United States District Court for the District of Western Pennsylvania dismissed the suit in January 1998, the City filed an appeal and asked for expedited review. Duquesne anticipates a decision on whether the appeal has been granted by late March 1998.

  Unless otherwise indicated, all information presented in this report relates to Duquesne only and does not take into account the proposed merger between DQE and AYE.

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


                                    Part II


Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

  Duquesne's common stock is not publicly traded. Effective July 7, 1989, Duquesne became a wholly owned subsidiary of DQE, the holding company formed as part of a shareholder-approved restructuring. As a result of the restructuring, Duquesne's shareholders received DQE common stock in exchange for their shares of Duquesne common stock, which were cancelled. DQE owns all of Duquesne's outstanding common stock, which consists of 10 shares. As such, this item is not applicable to Duquesne because all its common equity is held solely by DQE. During 1997 and 1996, Duquesne declared quarterly dividends on its common stock totaling $129 million and $276 million, respectively.


Item 6.  Selected Financial Data.

  Selected financial data for Duquesne for each of the six years in the period ended December 31, 1997, are set forth on page 45. The financial data is incorporated here by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
------------------------------------------------------------------------------

  Duquesne's future financial condition and its future operating results are substantially dependent upon the effects of the Restructuring Plan or Stand-Alone Plan currently before the PUC. Duquesne expects to be given the opportunity to fully recover its transition costs. However, to the extent Duquesne does not ultimately recover its transition costs, a charge against earnings would be recognized. Such charge could have a materially adverse effect on Duquesne's financial position, results of operations and cash flows. (See "Rate Matters" on page 16.)

Earnings

  Duquesne's earnings for common stock decreased to $137.8 million in 1997 compared to $145.8 million in 1996. This $8.0 million decrease is the result of increased depreciation and amortization related to Duquesne's continued mitigation of fixed generation costs. Additionally, the milder 1997 temperatures impacted the weather-sensitive residential and commercial customer kilowatt-hour sales. Partially offsetting these sales reductions was an increase in sales to industrial customers, the result of sales to a new customer and the expansion of an existing large customer's facilities. Other net income reductions resulted from increased operating and maintenance expenses, primarily as the result of approximately 21 percent more forced outage hours at nuclear generating stations than in 1996, and a full year's dividend requirement on the Monthly Income Preferred Securities (MIPS) issued in May 1996. Other earnings increases resulted from increased long-term investment income, reduced interest costs and reduced income tax expense.

  Duquesne's earnings for common stock remained steady at $145.8 million in 1996 as compared to 1995. Although earnings for common stock did not change, there were a variety of factors which impacted the statement of consolidated income and offset one another. There was a decrease of approximately $25 million in operating income, the result of increased depreciation and amortization related to Duquesne's continued mitigation of fixed generation costs. Additionally, the unseasonably warm summer temperatures in 1995 reflected a decrease in sales for 1996 by impacting the weather-sensitive residential and commercial customers. Partially offsetting these reductions was an increase in other income in 1996 by $23 million primarily due to income from long-term investments made during late 1995 and 1996. Duquesne achieved reductions in interest charges in 1996 offset by the dividend requirement on the MIPS issued in May 1996. Other earnings increases resulted from decreased income tax expense.

Revenues

  Total operating revenues in 1997 decreased $11.9 million or 1.0 percent as compared to 1996. Comparing 1996 and 1995 operating revenues, there was an decrease of $3.0 million or 0.3 percent.


----------------------------------------------------------------------------------
                                            Increase (Decrease) from Prior Year
(Revenues in Millions of Dollars)                  1997              1996
----------------------------------------------------------------------------------
                                            KWH      Revenues    KWH    Revenues
Residential                                 (1.6)%  $     0.5    (1.7)%    $(8.9)
Commercial                                  (0.7)%        5.1     0.1%      (2.2)
Industrial                                   6.5%         8.0     1.5%       0.0
Less: Provision for Doubtful Accounts                     0.4               (2.8)
----------------------------------------------------------------------------------
   Sales to Electric Utility Customers       1.0%        13.2     0.0%      (8.3)
----------------------------------------------------------------------------------
Sales to Other Utilities                   (56.4)%      (33.4)   11.3%       2.3
Other Revenues                                            8.3                3.0
----------------------------------------------------------------------------------
   Total                                   (11.1)%  $   (11.9)    2.2%     $(3.0)
==================================================================================

Sales of Electricity to Customers

  Operating revenues are primarily derived from Duquesne's sales of electricity. Currently, the PUC authorizes rates for electricity sales which are cost-based and are designed to recover Duquesne's operating expenses and investment in electric utility assets and to provide a return on the investment. Customer revenues fluctuate as a result of changes in sales volume and changes in fuel and other energy costs, as these costs are generally recoverable from customers through the Energy Cost Rate Adjustment Clause (ECR). Under fuel cost recovery provisions, fuel revenues generally equal fuel expense, including the fuel component of purchased power, and do not affect net income. As required under the Customer Choice Act, Duquesne has filed with the PUC its plan addressing its proposed restructuring to operate in a competitive environment including unbundled charges for transmission, distribution, generation and a CTC. Duquesne cannot predict what rates the PUC will authorize in connection with these filings and the phase-in to competition. (See "Rate Matters" discussion on page 16.)

  Sales to residential and commercial customers are influenced by weather conditions. Warmer summer and colder winter seasons lead to increased customer use of electricity for cooling and heating. Commercial sales are also affected by regional development. Sales to industrial customers are influenced by national and global economic conditions.

  1997 Compared to 1996: In 1997, net customer revenues reflected on the statement of consolidated income, increased $13.2 million or 1.2 percent from 1996. The variance can be attributed primarily to an increase in energy costs. The total energy cost increase was $19.9 million. To a lesser extent, customer revenues were favorably impacted by an increase of 6.5 percent in industrial kilowatt (KWH) sales. Sales to a new customer, an industrial gas supplier, represent 64 percent of the increase while the remaining increase is due to expansion of one of Duquesne's largest customers' facilities. Residential and commercial sales decreased 95,295 KWH when comparing 1997 and 1996 due to mild 1997 temperatures. Sales to Duquesne's 20 largest customers accounted for approximately 14 percent of customer revenues in 1997, 1996, and 1995.

  1996 Compared to 1995: Net customer revenues decreased $8.3 million or 0.8 percent in 1996 compared to 1995. The variance can be attributed primarily to decreased residential customer KWH sales of 1.7 percent due to unseasonably warm summer temperatures in 1995, as compared to 1996, resulting in decreased revenues of $8.9 million. Industrial KWH sales volume in 1996 increased when compared to the prior year because of a self-generation outage experienced in 1996 by one of Duquesne's large industrial customers.

Sales to Other Utilities

  Short-term sales to other utilities are regulated by the FERC and are made at market rates. Fluctuations in electricity sales to other utilities are related to Duquesne's customer energy requirements, the energy market and transmission conditions, and the availability of Duquesne's generating stations. Future levels of short-term sales to other utilities will be affected by market rates.

  1997 Compared to 1996: Duquesne's electricity sales to other utilities in 1997 were $33.4 million or 57.4 percent less than in 1996. The reduction is due to reduced availability of generating capacity as a result of the sale of Duquesne's 50 percent interest in the Ft. Martin Power Station (Ft. Martin) in October 1996 and to a 9.1 percent increase in other generating stations' outage hours when compared to 1996.

  1996 Compared to 1995: In 1996, electricity sales to other utilities were $2.3 million or 4.2 percent greater than in 1995 due to the timing of generating station outages.

Other Operating Revenues

  Duquesne's non-KWH revenues comprise other operating revenues in Duquesne's statement of consolidated income. Other operating revenues are primarily comprised of revenues from joint owners of BV Unit 1 and BV Unit 2 for their shares of the administrative and general costs of operating these units. Other operating revenues, therefore, fluctuate depending on the timing of scheduled refueling and maintenance outages at BVPS when significant costs are incurred.

  1997 Compared to 1996: The other operating revenue increase of $8.3 million or 21.8 percent when comparing 1997 and 1996. The variance was due to the 21 percent increase in nuclear forced outage hours since 1996 and in part to a pole attachment settlement in the second quarter of 1997.

  1996 Compared to 1995: Both BV Unit 1 and BV Unit 2 underwent refueling outages in 1996 and 1995. BV Unit 2 experienced an extended outage of 107 days during 1996 due to unanticipated repairs to two residual heat removal pumps and reactor head vent valves, resulting in a $3.0 million or 8.5 percent increase in other operating revenues during 1996.

Operating Expenses
Fuel and Purchased Power Expense

  Fluctuations in fuel and purchased power expense generally result from changes in the cost of fuel, the mix between coal and nuclear generation, the total KWHs sold, and generating station availability. Because of the ECR, changes in fuel and purchased power costs did not impact earnings in 1997, 1996 and 1995. Under Duquesne's mitigation plan approved by the PUC in June 1996, the level of energy cost recovery is capped at 1.47 cents per KWH through May 2001. Pending the outcome of Duquesne's Restructuring Plan or Stand-Alone Plan filing, Duquesne may freeze the ECR and roll it into base rates. (See "Rate Matters" on page
16.)

  1997 Compared to 1996: Fuel and purchased power expense decreased $13.5 million or 5.7 percent in 1997, as compared to 1996, as a result of an 11.1 percent reduction in energy volume supplied. The $26.7 million decrease due to energy volume supplied was partially offset by increased energy costs of $13.2 million, primarily the result of purchased power prices. Reduced availability of generating stations due to a 9.1 percent increase in outage hours forced Duquesne to buy purchased power during high demand periods, resulting in increased costs.

 1996 Compared to 1995: The increase of $5.0 million or 2.1 percent in 1996 as compared to 1995 was the result of a 33 percent increase in purchased power prices. This increase was partially offset by lower nuclear fuel costs.

Other Operating Expense

  1997 Compared to 1996: The increase of $5.0 million or 2.0 percent in 1997 as compared to 1996 resulted primarily from pension expense recorded in 1997 for an early retirement plan offered to bargaining unit employees.

  1996 Compared to 1995: Other operating expense increased $2.8 million or 1.1 percent when comparing 1996 and 1995. The increase was the result of a one-time lease charge.

Maintenance Expense

  1997 Compared to 1996: Maintenance expense increased $4.5 million or 5.7 percent. During 1997, there were approximately 21 percent more forced outage hours at nuclear stations than in 1996.

  1996 Compared to 1995: Maintenance expense decreased $3.1 million or 3.8 percent in 1996 from 1995. The decrease was primarily due to lower maintenance outage costs as a result of fewer fossil station outages in 1996.

Depreciation and Amortization Expense

  1997 Compared to 1996: During 1997, depreciation and amortization expense increased $19.0 million or 8.8 percent from 1996. The May 1, 1996 increase from 3.5 percent to 4.25 percent in Duquesne's composite depreciation rate resulted in higher depreciation for the first four months of 1997; in addition accelerated nuclear lease recovery, which began on May 1, 1997, resulted in higher depreciation and amortization expense by $25 million. Offsetting the increase by $8.5 million was the mid-1996 completion of the recovery of the investment in Perry Unit 2, the construction of which was abandoned by Duquesne in 1986. The remaining increase can be attributed to incremental depreciation for 1997 fixed asset additions and an increased level of nuclear decommissioning cost recognition.

  1996 Compared to 1995: Depreciation and amortization expense increased $25.7 million or 13.5 percent in 1996 when compared to 1995 primarily due to the increase in Duquesne's composite depreciation rate from 3.5 percent to 4.25 percent effective May 1, 1996. During the third quarter of 1996, Duquesne completed recovery of its investment in Perry Unit 2, the construction of which was abandoned by Duquesne in 1986. The resultant decrease in amortization expense was offset by Duquesne's increase in depreciation, as well as $9 million that was expensed related to the depreciation portion of deferred rate synchronization costs in conjunction with Duquesne's 1996 PUC-approved mitigation plan.

Taxes Other Than Income Taxes

  Taxes other than income taxes decreased $3.6 million and $1.7 million in 1997 and 1996, respectively, from the prior year, primarily due to the reduced West Virginia business and occupation taxes as a result of the sale of Ft. Martin in the fourth quarter of 1996.

Income Taxes
  Income taxes were lower in 1997 as compared to 1996 by $8.6 million and lower in 1996 as compared to 1995 by $6.9 million. The variances result from decreased taxable income.

Other Income and (Deductions)
  Other income is primarily made up of income from long-term investments entered into by the subsidiary of the utility and interest income from short-term investments.

  1997 Compared to 1996: Duquesne increased other income over the 1996 levels. An $8.3 million or 33.7 percent increase in other income and deductions resulted from long-term investment income and interest and dividend income from a higher level of short-term investments. The greater long-term investment income of approximately $10 million was the result of investments made late in 1996 and throughout 1997.

  1996 Compared to 1995: The increase of $22.9 million in other income and deductions, when comparing 1996 and 1995, was primarily the result of income from long-term investments made during late 1995 and 1996.

Interest Charges

  Duquesne achieved reductions of $3.0 million and $8.4 million in interest charges in 1997 and 1996. Due to the maturity of $50.0 million of debt in the second quarter of 1996 and $50.0 million of debt in the fourth quarter of 1997, interest decreased in 1997. The decrease in 1996 was primarily due to the retirement of long-term debt during 1995.

Monthly Income Preferred Securities Dividend Requirements

  The Monthly Income Preferred Securities Dividend Requirements reflects the payment of dividends related to preferred stock issued in May 1996. The increase of $4.6 million in 1997 as compared with 1996, was the result of paying a full year of dividends in 1997.

Dividends on Preferred and Preference Stock

  The decrease of $1.3 million in 1996 in dividends on preferred and preference stock was primarily due to the retirement of preferred stock in 1995.

Liquidity and Capital Resources
--------------------------------------------------------------------------------

  Duquesne's future liquidity and capital resources could be reduced as a result of the Restructuring Plan or Stand-Alone Plan currently before the PUC. Duquesne cannot predict the level of transition cost recovery that will be permitted, the impact of any such recovery on Duquesne's capitalization and the continued compliance with Duquesne's debt covenants or whether internally generated cash will continue to meet or exceed Duquesne's capital requirements and dividend payments. (See "Rate Matters" on page 16.)

Capital Expenditures

  Duquesne spent approximately $93.7 million in 1997, $88.5 million in 1996 and $78.7 million in 1995 for capital expenditures. Duquesne's capital expenditures focus on improving and/or expanding electric utility generation, transmission and distribution systems. Duquesne estimates that it will spend, excluding allowance for funds used during construction (AFC) and nuclear fuel, approximately $130 million during 1998 and $100 million during each of 1999 and 2000 for electric utility construction. Duquesne expects that funds generated from operations will continue to be sufficient to fund a large part of its capital needs. (See "Rate Matters" on page 16.)

Long-Term Investments

  Duquesne's long-term investments consist of Duquesne's holdings of DQE common stock, investments in affordable housing, lease investments, and nuclear decommissioning trust funds. Investing activities in affordable housing included approximately $4.0 million, $1.5 million and $5.4 million during 1997, 1996 and 1995, respectively. Duquesne invested approximately $11.4 million, $5.7 million and $4.0 million in nuclear decommissioning trust funds during 1997, 1996 and 1995. Other investments in 1996 totaled $2.7 million. In addition, Duquesne invested $57.5 million in lease investments during 1995.

Financing

  Duquesne expects to meet its current obligations and debt maturities through the year 2002 with funds generated from operations and through new financings. At December 31, 1997, Duquesne was in compliance with all of its debt covenants.

  Mortgage bonds in the amount of $35 million matured in February 1998 and were retired using available cash. In February 1998, Duquesne issued a notice of redemption of $100 million principal amount of its 8.75 percent mortgage bonds, originally due in May 2022. The redemption date is March 1998, and the redemption price is 106.5625 percent of the principal amount, plus interest accrued until redemption. The redemption is to be partially financed with the proceeds of the February 1998 issuance of $40 million principal amount of 6.45 percent mortgage bonds, due in February 2008. Duquesne anticipates additional financing of the redemption through the further issuance of lower interest rate mortgage bonds. Mortgage bonds in the amount of $35 million and $5 million will mature in June and November 1998, respectively. Duquesne expects to retire these bonds with available cash or to refinance the bonds. (See "Rate Matters" on page 16.)

  In October 1997, a Duquesne subsidiary issued ten shares of preferred stock, par value $100,000 per share. The holders of such shares are entitled to a 6.5% annual dividend to be paid each September 30.

  In May 1996, Duquesne Capital L.P. (Duquesne Capital), a special-purpose limited partnership of which Duquesne is the sole general partner, issued $150.0 million principal amount of 8 3/8 percent MIPS with a stated liquidation value of $25.00. The holders of MIPS are entitled to annual dividends of 8 3/8 percent, payable monthly. Such dividends are guaranteed by Duquesne.

Short-Term Borrowings

  At December 31, 1997, Duquesne had a $150 million extendible revolving credit arrangements expiring in October 1998. Interest rates can, in accordance with the option selected at the time of the borrowing, be based on prime, Eurodollar or certificate of deposit rates. Commitment fees are based on the unborrowed amount of the commitments. The credit facility contains a two-year repayment period for any amounts outstanding at the expiration of the revolving credit periods. At December 31, 1997 and December 31, 1996, there were no short-term borrowings outstanding.

Sale of Accounts Receivable

  Duquesne and an unaffiliated corporation have an agreement that entitles Duquesne to sell, and the corporation to purchase, on an ongoing basis, up to $50 million of accounts receivable. Duquesne had no receivables sold at December 31, 1997 or December 31, 1996. The accounts receivable sales agreement, which expires in June 1998, is one of many sources of funds available to Duquesne. Duquesne may attempt to extend the agreement, replace it with a similar facility, or eliminate it upon expiration.

Nuclear Fuel Leasing

  Duquesne finances its acquisitions of nuclear fuel through a leasing arrangement under which it may finance up to $75 million of nuclear fuel. As of December 31, 1997, the amount of nuclear fuel financed by Duquesne under this arrangement totaled approximately $46.2 million. The actual nuclear fuel costs to be financed will be influenced by such factors as changes in interest rates; lengths of the respective fuel cycles; reload cycle design; operations; and changes in nuclear material costs and services, the prices and availability of which are not known at this time. Such costs may also be influenced by other events not presently foreseen. Duquesne plans to continue leasing nuclear fuel to fulfill its requirements at least through September 1998, the remaining term of the leasing arrangement. Duquesne may attempt to extend the arrangement, replace it with a similar facility, or eliminate it upon expiration through the purchase of the balance of the nuclear fuel.

Rate Matters
--------------------------------------------------------------------------------

Competition and the Customer Choice Act

  The electric utility industry continues to undergo fundamental change in response to development of open transmission access and increased availability of energy alternatives. Under historical ratemaking practice, regulated electric utilities were granted exclusive geographic franchises to sell electricity in exchange for making investments and incurring obligations to serve customers under the then-existing regulatory framework. Through the ratemaking process, those prudently incurred costs were recovered from customers along with a return on the investment. Additionally, certain operating costs were approved for deferral for future recovery from customers (regulatory assets). As a result of this historical ratemaking process, utilities have assets recorded on their balance sheets at above-market costs, thus creating transition costs.

  In Pennsylvania, the Customer Choice Act went into effect January 1, 1997. The Customer Choice Act enables Pennsylvania's electric utility customers to purchase electricity at market prices from a variety of electric generation suppliers (customer choice). Although the Customer Choice Act will give customers their choice of electric generation suppliers, delivery of the electricity from the generation supplier to the customer will remain the responsibility of the existing franchised utility. The Customer Choice Act also provides that the existing franchised utility may recover, through a CTC, an amount of transition costs that are determined by the PUC to be just and reasonable. Pennsylvania's electric utility restructuring is being accomplished through a two-stage process consisting of an initial customer choice pilot period (running through 1998) and a phase-in to competition period (beginning in 1999). For the first stage, Duquesne filed a pilot program with the PUC on February 27, 1997. For the second stage, Duquesne filed on August 1, 1997 its restructuring and merger plan (the Restructuring Plan) and its stand-alone restructuring plan (the Stand-Alone Plan) with the PUC. (See the detailed discussion of these plans on pages 18 and 19.)

Customer Choice Pilots

  The pilot period gives utilities an opportunity to examine a wide range of technical and administrative details related to competitive markets, including metering, billing, and cost and design of unbundled electric services. Duquesne's pilot filing proposed unbundling transmission, distribution, generation and competitive transition charges and offered participating customers the same options that were to be available in a competitive generation market. The pilot was designed to comprise approximately 5 percent of Duquesne's residential, commercial and industrial demand. The 28,000 customers participating in the pilot may choose unbundled service, with their electricity provided by an alternative generation supplier, and will be subject to unbundled distribution and CTC charges approved by the PUC and unbundled transmission charges pursuant to Duquesne's FERC-approved tariff. On May 9, 1997, the PUC issued a Preliminary Opinion and Order approving Duquesne's filing in part, and requiring certain revisions. Duquesne and other utilities objected to several features of the PUC's Preliminary Opinion and Order. Hearings on several key issues were held in July. The PUC issued its final order on August 29, 1997, approving a revised pilot program for Duquesne. On September 8, 1997, Duquesne appealed the determination of the market price of generation set forth in this order to the Commonwealth Court of Pennsylvania. Duquesne expects a hearing to be scheduled for mid-1998. Although this appeal is pending, Duquesne complied with the PUC's order to implement the pilot program that began on November 3, 1997.

Financial Impact of Pilot Program Order

  It is anticipated that the net financial impact of Duquesne's customers' choosing alternative generation suppliers during the pilot period (through 1998) will be a reduction of operating revenues of approximately $1 million per month. (See "Forward-Looking Statements" discussion on page 19.) Duquesne is seeking in its Restructuring Plan and its Stand-Alone Plan to maintain current rates under
Section 2804(4)(v) of the Customer Choice Act (Rate Cap Provision), which states that in certain circumstances an electric distribution utility may roll its energy cost rate into base rates without reducing its rates below the capped level if the PUC determines that excess earnings are to be used for mitigation of transition costs. Duquesne will reduce its accelerated nuclear lease amortization to offset the shortfall, if any, in operating revenues between the pilot program and the final approved rates.

Phase-In to Competition

  The phase-in to competition begins on January 1, 1999, when 33 percent of customers will have customer choice (including customers covered by the pilot program); 66 percent of customers will have customer choice no later than January 1, 2000; and all customers will have customer choice no later than January 1, 2001. However, in its sole order to date (the PECO Order), the PUC ordered the phase-in provisions of the Customer Choice Act to require the acceleration of the second and third phases to January 2, 1999 and January 2, 2000, respectively. As they are phased-in, customers that have chosen an electricity generation supplier other than Duquesne will pay that supplier for generation charges, and will pay Duquesne a CTC (discussed below) and unbundled charges for transmission and distribution. Customers that continue to buy their generation from Duquesne will pay for their service at current regulated tariff rates divided into unbundled generation, transmission and distribution charges. The PECO Order concluded that under the Customer Choice Act, an electric distribution company, such as Duquesne, is to remain a regulated utility and may only offer PUC-approved, tariffed rates (including unbundled generation rates). Delivery of electricity (including transmission, distribution and customer service) will continue to be regulated in substantially the same manner as under current regulation.

Rate Cap and Transition Cost Recovery

  Before the phase-in to customer choice begins in 1999, the PUC expects utilities to take vigorous steps to mitigate transition costs as much as possible without increasing the rates they currently charge customers. Duquesne has mitigated in excess of $350 million of transition costs during the past three years through accelerated annual depreciation and a one-time write-down of nuclear generating station costs, accelerated recognition of nuclear lease costs, increased nuclear decommissioning funding, and amortization of various regulatory assets. This relative level of transition cost reduction, while holding rates constant, is unmatched within Pennsylvania.

  The PUC will determine what portion of a utility's transition costs that remain at January 1, 1999 will be recoverable through a CTC from customers. The CTC recovery period could last through 2005, providing a utility a total of up to nine years beginning January 1, 1997 to recover transition costs, unless this period is extended as part of a utility's PUC-approved transition plan. An overall four-and-one-half-year rate cap from January 1, 1997 will be imposed on the transmission and distribution charges of electric utility companies. Additionally, electric utility companies may not increase the generation price component of rates as long as transition costs are being recovered, with certain exceptions. Following is a summary of Duquesne's requested transition cost recovery, net of deferred taxes, as of January 1, 1999; the related net balances as of December 31, 1997; and the amounts mitigated during the past three years.

Transition Costs
---------------------------------------------------------------------------------------------
                                                 Mitigation      Balance     CTC Recovery
(Amounts in Millions of Dollars)             1/1/95 - 12/31/97   12/31/97   Requested 1/1/99
---------------------------------------------------------------------------------------------
Nuclear generation plant (a)                      $232            $  968         $  877
Fossil generation plant (a)                         --               541            541
Generation-related regulatory assets (b)           103               382            357
Decommissioning costs (c)                           18               133            124
---------------------------------------------------------------------------------------------
 Total                                            $353            $2,024         $1,899
=============================================================================================

(a) Nuclear and fossil generation plant represent a projection of the amount by which the net book value, including materials and supplies inventories, and fuel inventories, of the generating plants exceeds the market value for these plants. "Nuclear generation plant" also includes the present value of future above-market lease payments related to the sale/leaseback of BV Unit 2.

(b) Generation-related regulatory assets represent costs which under the historical ratemaking process were deemed recoverable from customers through future rates. These regulatory assets include, among other items, amounts related to future federal income tax payments, premiums paid to reacquire debt, initial operating costs of BV Unit 2 and Perry Unit 1, and energy costs not recovered currently.

(c) Decommissioning costs represent the estimated present value of unfunded fossil and nuclear generation plant decommissioning costs.

Financial Exposure to Transition Cost Recovery

  Any estimate of the ultimate level of transition costs (including those set forth in the table on page 17) depends on, among other things, the extent to
                           ---
which such costs are deemed recoverable by the PUC; the ongoing level of Duquesne's costs of operations; regional and national economic conditions; and growth of Duquesne's sales. Duquesne believes that it is entitled to recover substantially all of its transition costs, but cannot predict the outcome of this regulatory process. (See "Forward-Looking Statements" discussion on page 19.) Indeed, the PECO Order provides for recovery by PECO Energy Company (PECO)
---
of 100 percent of transition costs determined to be just and reasonable by the PUC. However, in determining transition costs, the PUC found the market value of PECO's generating units to be significantly higher than the estimate of market value sponsored by PECO. Thus, the total amount of transition costs requested by PECO was significantly more than that allowed by the PUC in the PECO Order, as the PUC-determined market value offset a larger portion of the transition costs. The PUC-ordered recovery of PECO's transition costs through a CTC is permitted over an eight-and-one-half-year period beginning January 1, 1999. However, PECO is only permitted to earn a return on the unamortized balance of transition costs at a rate equal to its long-term cost of debt. In the event that the PUC rules that any or all of Duquesne's transition costs cannot be recovered through a CTC mechanism, or Duquesne fails to satisfy the requirements of SFAS No. 71, these costs will be written off. (See Item 1. BUSINESS "Regulation" on page 1.) On January 26, 1998, PECO announced that it was reducing its dividend by 44 percent, and also that it was reporting a net loss for 1997 of $1.5 billion, including an extraordinary charge of $3.1 billion ($1.8 billion net of taxes) in the fourth quarter of 1997 to reflect the effects of the PECO Order. As Duquesne has substantial exposure to transition costs relative to its size, significant transition cost write-offs could have a materially adverse effect on Duquesne's financial position, results of operations and cash flows. Various financial covenants and restrictions could be violated if substantial write-off of assets or recognition of liabilities occurs. Under such circumstances, Duquesne may face constraints on its ability to pay dividends, issue new mortgage debt or maintain access to bank lines of credit, thus negatively impacting its operations.

Timetable for Restructuring Plan and Stand-Alone Plan Approval

  On August 1, 1997, Duquesne filed the Restructuring Plan and the Stand-Alone Plan with the PUC. Although the provisions of the Customer Choice Act require a PUC decision nine months from the filing date (which would be April 30, 1998), the Pennsylvania Attorney General's Office requested an extension in order to conduct an investigation into certain competition issues relating to the Restructuring Plan. Pursuant to an arrangement among Duquesne, the PUC and the Attorney General, Duquesne anticipates a decision by the PUC (with respect to the Restructuring Plan if the merger of DQE and AYE is approved, or with respect to the Stand-Alone Plan if the merger is not approved) on or before May 29, 1998 or such later date as the parties may agree.

Stand-Alone Plan

  In the event the merger of DQE with AYE is not consummated under the filed Restructuring Plan, Duquesne has sought approval for restructuring and recovery of its own transition costs through a CTC under the Stand-Alone Plan. Duquesne proposed that any finding of market value for Duquesne's generating assets should be based on market evidence and not on an administrative determination of that value based on price forecasts (the PECO Order determined the market value of PECO's generation based on the price forecast sponsored by the Pennsylvania Office of Consumer Advocate). In addition, Duquesne proposed that such a final market valuation be conducted in 2003, and that an annual competitive market solicitation be used to set the CTC in the interim. The 2003 final market valuation would be performed by an independent panel of experts using the best available market evidence at that time. The Stand-Alone Plan filing also provided for certain triggers that would accelerate the date of this final market valuation. Prior to the final valuation, Duquesne would sell a substantial amount of power to the highest bidder in an annual competitive solicitation. The annual market price established by the solicitation would be used to set competitive generation credits and determine the CTC as a residual from the generation rate cap under the Rate Cap Provision. During the transition period, Duquesne committed to accelerate amortization and depreciation of its generation-related assets and cap its return on equity through a return on equity spillover mechanism, in exchange for being allowed to charge existing rates under the Rate Cap Provision. Duquesne committed to a minimum of $1.7 billion of amortization and depreciation of generation-related assets by the end of 2005. Under the proposed return on equity spillover mechanism, additional amortization and depreciation in excess of this minimum $1.7 billion commitment would be recorded in order to comply with the return on equity cap. The generation rate cap would apply to the sum of the CTC and the competitive generation credit determined in the annual competitive solicitation. The Stand-Alone Plan also proposed to redesign individual tariffs to encourage more efficient consumption and further mitigate transition costs during the transition period. Consistent with Duquesne's long-standing commitment to economic development, the rate redesign provides for a significant reduction in the cost of electricity for incremental consumption. Application of the rate redesign to the CTC would also have the potential to maximize mitigation of transition costs during the transition period.

  As an alternative to a market-based valuation in 2003, if the PUC finds that a determination of market value as of December 31, 1998 is required by the Customer Choice Act, then Duquesne has agreed that the PUC may order an immediate auction of Duquesne's generation at that time.

Restructuring Plan

  The Restructuring Plan incorporates the benefits of the merger of DQE with AYE, such as anticipated savings to Duquesne, on a nominal basis, of $365 million in generation-related costs over 20 years, and $9 million in transmission-related costs and $173 million in distribution-related costs over 10 years. Duquesne plans to use the generation-related portion of its share of net operating synergy savings to shorten the transition cost recovery period. In addition, the anticipated cost savings are expected to permit Duquesne to increase its minimum depreciation and amortization commitment by $160 million, reduce distribution rates by $25 million in 2001, and freeze distribution rates at this reduced level until 2005. The merger-related synergies are expected to enable Duquesne to reduce its transition costs in 2005 by $200 million. (See "Forward-Looking Statements" discussion on page 19.) The Restructuring Plan also incorporates the market-based approach to determining transition costs proposed by Duquesne in its Stand-Alone Plan. The 2003 final market valuation will be performed by an independent panel of experts using the best available market evidence at that time, including a potential sale of a portion of the combined company's generating assets. Certain triggers will accelerate the date of this final market valuation if market prices rise significantly or the minimum amortization commitment is satisfied prior to 2003. The annual market price established by Duquesne's solicitation would be used to set competitive generation credits and to determine the CTC as a residual from the generation rate cap under the Rate Cap Provision. Duquesne's minimum amortization commitment of $1.7 billion in the proposed Stand-Alone Plan has been increased under the Restructuring Plan. As in the Stand-Alone Plan, the determination of transition costs in 2003 will compare the book value of generating assets in 2005 (after netting the increased minimum commitment to depreciation and amortization and any return on equity spillover) with the market value of the generating assets in 2005. The opposing parties believe that there should be a one-time valuation of the generating assets performed at January 1, 1999. Any merger-related synergies relating to generation would then be used to reduce Duquesne's transition costs as of that date. These parties also believe that Duquesne's proposed distribution rate decrease should be effective January 1, 1999, as well.

Additional Restructuring Plan Commitments

  The Restructuring Plan also contains a number of commitments by the merged DQE/AYE entity. First, the merged entity will open up its transmission system to all parties on a reciprocal non-discriminatory basis and eliminate multiple rate charges across the combined transmission system. Second, the merged entity will join a recently proposed Midwest Independent System Operator (ISO) or other then-existing ISO, or form its own ISO if no existing ISO offers acceptable rules, including marginal cost transmission rates. Several utilities have applications pending before the FERC to form ISOs. Third, the merged entity has committed to make a report, 18 months after consummation of the merger, to the PUC regarding its progress on the ISO commitment. The PUC may, at its option, require the merged entity to relinquish control of 300 MW of generating capacity to alleviate concerns over market power. The form of relinquishment would be at the option of the merged entity; possible forms of relinquishment include an energy swap, entering a power sale contract, divestiture of generating assets and a bidding trust.

The Federal Filings

  In addition to the PUC filings of the Restructuring Plan and the Stand-Alone Plan, on August 1, 1997, DQE and AYE filed their joint merger application with the FERC (the FERC Filing). Pursuant to the FERC Filing, DQE and AYE have committed to forming or joining an ISO that meets the entity's requirements, including marginal cost transmission pricing, following the merger. In addition, DQE and AYE have stated in the FERC Filing that following the merger the combined entity's market share will not violate the market power conditions and requirements set by the FERC. On January 20, 1998, DQE and AYE filed merger applications with the Antitrust Division of the Department of Justice and the Federal Trade Commission. These applications are currently pending.

Forward-Looking Statements

  The foregoing paragraphs contain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the financial impact, consequences and benefits of the Customer Choice Act, the pilot program, the Stand-Alone Plan, the Restructuring Plan and the merger of DQE with AYE. Such forward-looking statements involve known and unknown risks and uncertainties that may cause the actual results and benefits to materially differ from those implied by such statements. Such risks and uncertainties include, but are not limited to, the substance of PUC approvals regarding the Stand-Alone Plan or the Restructuring Plan, general economic and business conditions, industry capacity, changes in technology, integration of the operations of AYE and DQE, regulatory conditions to the merger, the loss of any significant customers, and changes in business strategy or development plans.


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  Funding for nuclear decommissioning costs is deposited by Duquesne in external, segregated trust accounts and invested in a portfolio of corporate common stock and debt securities, municipal bonds, certificates of deposit and United States government securities. The market value of the aggregate trust fund balances at December 31, 1997 totaled approximately $47.1 million. The amount funded into the trusts is based on estimated returns which, if not achieved as projected, could require additional unanticipated funding requirements.

Item 8.  Consolidated Financial Statements and Supplementary Data.



               Report of Independent Certified Public Accountants










To the Directors and Stockholder of Duquesne Light Company:

We have audited the accompanying consolidated balance sheet of Duquesne Light Company (a wholly owned subsidiary of DQE, Inc.) and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Duquesne Light Company and its subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Pittsburgh, Pennsylvania
January 27, 1998

Statement of Consolidated Income
-------------------------------------------------------------------------------

                                                                               (Thousands of Dollars)
                                                                       ----------------------------------------
                                                                                Year Ended December 31,
---------------------------------------------------------------------------------------------------------------
                                                                             1997          1996        1995
---------------------------------------------------------------------------------------------------------------
Operating Revenues:
Sales of Electricity:
  Residential                                                             $  405,915   $  405,392   $  414,291
  Commercial                                                                 500,070      494,919      497,187
  Industrial                                                                 198,708      190,723      190,689
  Provision for doubtful accounts                                            (11,000)     (10,582)     (13,430)
---------------------------------------------------------------------------------------------------------------
    Net customer revenues                                                  1,093,693    1,080,452    1,088,737
  Utilities                                                                   24,861       58,292       55,963
---------------------------------------------------------------------------------------------------------------
Total Sales of Electricity                                                 1,118,554    1,138,744    1,144,700
Other                                                                         46,387       38,081       35,084
---------------------------------------------------------------------------------------------------------------
     Total Operating Revenues                                              1,164,941    1,176,825    1,179,784
---------------------------------------------------------------------------------------------------------------

Operating Expenses:
Fuel                                                                         184,676      204,655      208,546
Purchased power                                                               38,735       32,269       23,422
Other operating                                                              258,063      253,109      250,322
Maintenance                                                                   82,869       78,386       81,516
Depreciation and amortization                                                235,381      216,338      190,679
Taxes other than income taxes                                                 81,049       84,625       86,349
Income taxes                                                                  76,783       85,364       92,313
---------------------------------------------------------------------------------------------------------------
     Total Operating Expenses                                                957,556      954,746      933,147
---------------------------------------------------------------------------------------------------------------

Operating Income                                                             207,385      222,079      246,637
---------------------------------------------------------------------------------------------------------------

Other Income and (Deductions):
Interest and dividend income                                                  16,014       12,216        7,923
Income taxes                                                                  (2,945)       2,356         (581)
Allowance for equity funds used during construction                               --           --          721
Other                                                                         19,761        9,991       (6,404)
---------------------------------------------------------------------------------------------------------------
     Total Other Income                                                       32,830       24,563        1,659
---------------------------------------------------------------------------------------------------------------

Income Before Interest and Other Charges                                     240,215      246,642      248,296
---------------------------------------------------------------------------------------------------------------

Interest Charges:
Interest on long-term debt                                                    87,420       88,478       95,391
Other interest                                                                   752        1,632        2,599
Allowance for borrowed funds used during construction                         (2,339)      (1,249)        (764)
---------------------------------------------------------------------------------------------------------------
     Total Interest Charges                                                   85,833       88,861       97,226
---------------------------------------------------------------------------------------------------------------

Monthly Income Preferred Securities Dividend Requirements                     12,562        7,921           --
---------------------------------------------------------------------------------------------------------------

Net Income                                                                   141,820      149,860      151,070
Dividends on Preferred and Preference Stock                                    4,022        4,045        5,320
---------------------------------------------------------------------------------------------------------------
  Earnings for Common Stock                                               $  137,798   $  145,815   $  145,750
===============================================================================================================

See notes to consolidated financial statements.

Consolidated Balance Sheet
-------------------------------------------------------------------------------

                                                      (Thousands of Dollars)
                                                     --------------------------
                                                         As of December 31,
                                                     --------------------------
Assets                                                   1997          1996
-------------------------------------------------------------------------------

Property, Plant and Equipment:
Electric plant in service                            $ 4,332,630   $ 4,272,623
Construction work in progress                             56,471        45,059
Property held under capital leases                       113,662        99,608
Property held for future use                               3,980       190,821
Other                                                      3,995           662
-------------------------------------------------------------------------------
  Gross property, plant and equipment                  4,510,738     4,608,773
  Less: Accumulated depreciation and amortization     (1,947,819)   (1,891,300)
-------------------------------------------------------------------------------
  Total Property, Plant and Equipment--Net             2,562,919     2,717,473
-------------------------------------------------------------------------------

Long-Term Investments:
Investment in DQE common stock                            57,617        59,319
Other investments                                        128,947       102,948
-------------------------------------------------------------------------------
  Total Long-Term Investments                            186,564       162,267
-------------------------------------------------------------------------------

Current Assets:
Cash and temporary cash investments                      165,169       154,414
-------------------------------------------------------------------------------
Receivables:
  Electric customer accounts receivable                   90,149        92,475
  Other utility receivables                               23,106        18,635
  Other receivables                                       23,736        12,829
  Less: Allowance for uncollectible accounts             (15,016)      (18,294)
-------------------------------------------------------------------------------
  Total Receivables--Net                                 121,975       105,645
-------------------------------------------------------------------------------
Materials and supplies (at average cost):
  Coal                                                    20,418        19,097
  Operating and construction                              53,088        52,669
-------------------------------------------------------------------------------
  Total Materials and Supplies                            73,506        71,766
-------------------------------------------------------------------------------
Other current assets                                       7,478         8,828
-------------------------------------------------------------------------------
  Total Current Assets                                   368,128       340,653
-------------------------------------------------------------------------------

Other Non-Current Assets:
Regulatory assets                                        680,885       636,816
Other                                                     41,683        39,877
-------------------------------------------------------------------------------
  Total Other Non-Current Assets                         722,568       676,693
-------------------------------------------------------------------------------
   Total Assets                                      $ 3,840,179   $ 3,897,086
===============================================================================

See notes to consolidated financial statements.


Consolidated Balance Sheet
-----------------------------------------------------------------------------------------------------------
                                                                                    (Thousands of Dollars)
                                                                                   ------------------------
                                                                                      As of December 31,
-----------------------------------------------------------------------------------------------------------
Capitalization and Liabilities                                                        1997         1996
-----------------------------------------------------------------------------------------------------------
Capitalization:
Common stock (authorized--90,000,000 shares, issued and outstanding--10 shares)    $       --   $       --
Capital surplus                                                                       831,151      825,540
Retained earnings                                                                     172,682      163,884
-----------------------------------------------------------------------------------------------------------
  Total Common Stockholder's Equity                                                 1,003,833      989,424
-----------------------------------------------------------------------------------------------------------
Non-redeemable preferred stock                                                         64,608       63,608
Non-redeemable Monthly Income Preferred Securities                                    150,000      150,000
Non-redeemable preference stock                                                        28,295       28,997
-----------------------------------------------------------------------------------------------------------
  Total preferred and preference stock before deferred ESOP benefit                   242,903      242,605
Deferred employee stock ownership plan (ESOP) benefit                                 (16,400)     (19,533)
-----------------------------------------------------------------------------------------------------------
  Total Preferred and Preference Stock                                                226,503      223,072
-----------------------------------------------------------------------------------------------------------
Long-term debt                                                                      1,218,276    1,271,961
-----------------------------------------------------------------------------------------------------------
   Total Capitalization                                                             2,448,612    2,484,457
-----------------------------------------------------------------------------------------------------------
Obligations Under Capital Leases                                                       37,540       28,407
-----------------------------------------------------------------------------------------------------------
Current Liabilities:
Current maturities and sinking fund requirements                                       97,523       70,912
Accounts payable                                                                       76,224       84,272
Accrued liabilities                                                                    62,044       59,020
Dividends declared                                                                      2,349        2,371
Other                                                                                  14,338        4,613
-----------------------------------------------------------------------------------------------------------
  Total Current Liabilities                                                           252,478      221,188
-----------------------------------------------------------------------------------------------------------
Non-Current Liabilities:
Deferred income taxes--net                                                            599,811      726,517
Deferred investment tax credits                                                        97,782      106,201
Deferred income                                                                       183,304      139,075
Other                                                                                 220,652      191,241
-----------------------------------------------------------------------------------------------------------
   Total Non-Current Liabilities                                                    1,101,549    1,163,034
-----------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Notes B through M)
-----------------------------------------------------------------------------------------------------------
  Total Capitalization and Liabilities                                             $3,840,179   $3,897,086
===========================================================================================================

See notes to consolidated financial statements.

Statement of Consolidated Cash Flows
--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
                                                                                     (Thousands of Dollars)
                                                                               -----------------------------------
                                                                                      Year Ended December 31,
                                                                               -----------------------------------
                                                                                   1997        1996        1995
------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income                                                                      $ 141,820   $ 149,860   $ 151,070
Principal non-cash charges (credits) to net income:
  Depreciation and amortization                                                   235,381     216,338     190,679
  Capital lease, nuclear fuel and other amortization                               39,179      24,006      32,670
  Deferred income taxes and investment tax credits--net                            (7,611)    (81,325)    (30,211)
  Gain on dispositions                                                             (5,856)         --          --
  Investment income                                                               (19,353)    (23,841)    (13,317)
(Increase)decrease in ECR                                                         (25,318)     (3,948)     11,652
Changes in working capital other than cash                                        (19,432)    (16,924)     19,004
Other                                                                             (22,648)     23,202      39,867
------------------------------------------------------------------------------------------------------------------
  Net Cash Provided By Operating Activities                                       316,162     287,368     401,414
------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Construction expenditures                                                         (93,743)    (88,546)    (78,656)
Long-term investments                                                             (15,422)     (9,953)    (66,854)
Proceeds from disposition of investments                                            5,856       4,203          --
Sale of generating station                                                             --     169,100          --
Other                                                                             (13,692)       (700)     (4,534)
------------------------------------------------------------------------------------------------------------------
  Net Cash (Used In) Provided By Investing Activities                            (117,001)     74,104    (150,044)
------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Dividends on capital stock                                                       (133,970)   (281,015)   (150,059)
Reductions of long-term obligations:
  Preferred and preference stock                                                       --          --     (29,732)
  Long-term debt                                                                  (52,100)    (50,812)    (56,114)
  Capital leases                                                                  (13,551)    (19,326)    (26,373)
Issuance of preferred stock                                                            --     150,000          --
Other                                                                              11,215      (8,395)     (2,506)
------------------------------------------------------------------------------------------------------------------
  Net Cash Used In Financing Activities                                          (188,406)   (209,548)   (264,784)
------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and temporary cash investments                     10,755     151,924     (13,414)
Cash and temporary cash investments at beginning of year                          154,414       2,490      15,904
------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of year                              $ 165,169   $ 154,414   $   2,490
==================================================================================================================

Supplemental Cash Flow Information
--------------------------------------------------------------------------------
Cash paid during the year for:
Interest (net of amount capitalized)                                            $ 82,343    $ 86,409    $ 95,521
------------------------------------------------------------------------------------------------------------------
Income taxes                                                                    $120,548    $165,948    $115,504
------------------------------------------------------------------------------------------------------------------
Non-cash investing and financing activities:
Capital lease obligations recorded                                              $ 27,514    $ 13,050    $ 14,961
Preferred stock issued in conjunction with long-term investments                $  1,000    $     --    $  3,000
------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

Statement of Consolidated Retained Earnings
--------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------
                                                               (Thousands of Dollars)
                                                           ------------------------------
                                                              Year Ended December 31,
                                                           ------------------------------
                                                              1997      1996      1995
-----------------------------------------------------------------------------------------
Balance at beginning of year                                $163,884  $294,069  $292,319
Net income                                                   141,820   149,860   151,070
-----------------------------------------------------------------------------------------
  Total                                                      305,704   443,929   443,389
Cash dividends declared:
  Preferred stock                                              2,712     2,712     3,870
  Preference stock (net of tax benefit of ESOP dividend)       1,310     1,333     1,450
  Common stock                                               129,000   276,000   144,000
-----------------------------------------------------------------------------------------
   Total cash dividends declared                             133,022   280,045   149,320
-----------------------------------------------------------------------------------------
Balance at end of year                                      $172,682  $163,884  $294,069
=========================================================================================

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

A.  Summary of Significant Accounting Policies

Consolidation and Proposed Merger

  Duquesne Light Company (Duquesne) is a wholly-owned subsidiary of DQE, Inc.
(DQE), an energy services holding company. Duquesne is engaged in the generation, transmission, distribution and sale of electric energy. Duquesne has one wholly-owned subsidiary, Monongahela Light and Power which makes long-term investments.

  All material intercompany balances and transactions have been eliminated in the preparation of the consolidated financial statements.

  On August 7, 1997, the shareholders of Duquesne's parent, DQE, and Allegheny Energy, Inc. (AYE), approved a proposed tax-free, stock-for-stock merger. Upon consummation of the merger, DQE will be a wholly owned subsidiary of AYE. Immediately following the merger, Duquesne will remain a wholly owned subsidiary of DQE. The transaction is intended to be accounted for as a pooling of interests. Under the pooling of interests method of accounting for a business combination, the recorded assets, liabilities and equity of each of the combining companies are carried forward to the combined corporation at their recorded amounts. Accordingly, no goodwill, including the related future earnings impact of goodwill amortization, results from a transaction accounted for as a pooling of interests. In order to qualify for pooling treatment, many requirements must be met by each of the combining companies for a period of time before and after the combination occurs. Examples of the requirements prior to the merger include limitations on: dividends paid on common stock, stock repurchases, stock compensation plan activity and sales of significant assets. DQE's management has focused and will continue to focus on meeting the pooling requirements as they relate to DQE and its subsidiaries prior to the merger.

  Under the terms of the transaction, DQE's shareholders will receive 1.12 shares of AYE common stock for each share of DQE's common stock and AYE's dividend in effect at the time of the closing of the merger. The transaction is expected to close in mid-1998, subject to approval of applicable regulatory agencies, including the public utility commissions in Pennsylvania and Maryland, the Securities and Exchange Commission (SEC), the Federal Energy Regulatory Commission (FERC) and the Nuclear Regulatory Commission (NRC).

  In September 1997, the City of Pittsburgh filed a federal antitrust suit seeking to prevent the merger and asking for monetary damages. Although the United States District Court for the District of Western Pennsylvania dismissed the suit in January 1998, the City of Pittsburgh filed an appeal and asked for expedited review. Duquesne anticipates a decision on whether the appeal has been granted by late March 1998.

  Unless otherwise indicated, all information presented in this Annual Report relates to Duquesne only and does not take into account the proposed merger between DQE and AYE.

Basis of Accounting

  Duquesne is subject to the accounting and reporting requirements of the SEC. In addition, Duquesne's electric utility operations are subject to regulation by the Pennsylvania Public Utility Commission (PUC), including regulation under the Pennsylvania Electricity Generation Customer Choice and Competition Act (Customer Choice Act), and the FERC under the Federal Power Act with respect to rates for interstate sales, transmission of electric power, accounting and other matters.

  Duquesne's consolidated financial statements report regulatory assets and liabilities in accordance with Statement of Financial Accounting Standards
(SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71), and reflect the effects of the current ratemaking process. In accordance with SFAS No. 71, Duquesne's consolidated financial statements reflect regulatory assets and liabilities consistent with cost-based, pre-competition ratemaking regulations. (See "Rate Matters," Note E, on page 29.)

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

Revenues from Sales of Electricity

  Duquesne provides electric service to customers in Allegheny County, including the City of Pittsburgh; Beaver County; and Westmoreland County. (See "Rate Matters," Note E, on page 29.) This territory represents approximately 800 square miles in southwestern Pennsylvania, located within a 500-mile radius of one-half of the population of the United States and Canada. The population of the area served by Duquesne's electric utility operations, based on 1990 census data, is approximately 1,510,000, of whom 370,000 reside in the City of Pittsburgh. In addition to serving approximately 580,000 direct customers, Duquesne's utility operations also sell electricity to other utilities.

  Meters are read monthly and electric utility customers are billed on the same basis. Revenues are recorded in the accounting periods for which they are billed, with the exception of energy cost recovery revenues. (See "Energy Cost Rate Adjustment Clause (ECR)" discussion below.)

Energy Cost Rate Adjustment Clause (ECR)

  Through the ECR, Duquesne recovers (to the extent that such amounts are not included in base rates) nuclear fuel, fossil fuel and purchased power expenses and, also through the ECR, passes to its customers the profits from short-term power sales to other utilities (collectively, ECR energy costs). Under Duquesne's mitigation plan approved by the PUC in June 1996, the level of energy cost recovery is capped at 1.47 cents per kilowatt-hour (KWH) through May 2001. The rate currently being recovered is 1.28 cents per KWH, based upon estimated 1996 costs. To the extent that current fuel and purchased power costs, in combination with previously deferred fuel and purchased power costs, are not projected to be recoverable through this pricing mechanism, these costs would become transition costs subject to recovery through a competitive transition charge (CTC). (See "Rate Matters," Note E, on page 29.) Nuclear fuel expense is recorded on the basis of the quantity of electric energy generated and includes such costs as the fee imposed by the United States Department of Energy (DOE) for future disposal and ultimate storage and disposition of spent nuclear fuel. Fossil fuel expense includes the costs of coal, natural gas and fuel oil used in the generation of electricity.

  On Duquesne's statement of consolidated income, these ECR revenues are included as a component of operating revenues. For ECR purposes, Duquesne defers fuel and other energy expenses for recovery, or refunding, in subsequent years. The deferrals reflect the difference between the amount that Duquesne is currently collecting from customers and its actual ECR energy costs. The PUC annually reviews Duquesne's ECR energy costs for the fiscal year April through March, compares them to previously projected ECR energy costs, and adjusts the ECR for over- or under-recoveries and for two PUC-established coal cost standards. This adjustment was not made during 1997, despite a projected increase of 0.13 cents per KWH, pending the outcome of Duquesne's Restructuring Plan or Stand-Alone Plan (as defined in "Rate Matters," Note E, on page 29).

  Over- or under-recoveries from customers have been recorded in the consolidated balance sheet as payable to, or receivable from, customers. Based on Duquesne's Restructuring Plan and Stand-Alone Plan, the 1997 under-recoveries were reclassified as a regulatory asset and may be recovered through a CTC. At December 31, 1997, $23.5 million was receivable from customers. At December 31, 1996, $1.8 million was payable to customers and shown as other current liabilities.

Maintenance

  Incremental maintenance costs incurred for refueling outages at Duquesne's nuclear units are deferred for amortization over the period between refueling outages (generally 18 months). Duquesne accrues, over the periods between outages, anticipated costs for scheduled major fossil generating station outages. Maintenance costs incurred for non-major scheduled outages and for forced outages are charged to expense as such costs are incurred.

Depreciation and Amortization

  Depreciation of property, plant and equipment, including plant-related intangibles, is recorded on a straight-line basis over the estimated remaining useful lives of properties. Amortization of other intangibles is recorded on a straight-line basis over a five-year period. Amortization of interests in gas reserve investments and depreciation of related property are on a units of production method over the total estimated gas reserves. Amortization of interests in affordable housing partnerships is based upon a method that approximates the equity method and amortization of certain other leases is on the basis of benefits recorded over the lives of the investments. Depreciation and amortization of other properties are calculated on various bases.

  In 1987, Duquesne sold its 13.74 percent interest in Beaver Valley Unit 2 and leased it back. The lease is accounted for as an operating lease. In May 1997, Duquesne accelerated the recognition of expense related to the lease. The accelerated expense recognition accounted for $16.1 million of total amortization expense for 1997. Due to the above-market price of the lease, Duquesne has proposed in its Restructuring Plan and Stand-Alone Plan (as defined in "Rate Matters," Note E, on page 29) to recover the remaining above-market lease costs through a CTC.

  Duquesne records nuclear decommissioning costs under the category of depreciation and amortization expense and accrues a liability, equal to that amount, for nuclear decommissioning expense. On Duquesne's consolidated balance sheet, the decommissioning trusts have been reflected in other long-term investments, and the related liability has been recorded as other non-current liabilities. Trust fund earnings increase the fund balance and the recorded liability. (See "Nuclear Decommissioning" discussion, Note I, on page 36.)

  Duquesne's composite depreciation rate increased from 3.5 percent to 4.25 percent effective May 1, 1996. Also in 1996, Duquesne expensed $9 million related to the depreciation portion of deferred rate synchronization costs in conjunction with Duquesne's 1996 PUC-approved mitigation plan.

Income Taxes

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

  For its electric utility operations, Duquesne recognizes a regulatory asset for the deferred tax liabilities that are expected to be recovered from customers through rates. (See "Rate Matters," Note E, on page 29 and "Income Taxes," Note G, on page 33.)

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

Property, Plant and Equipment

  The asset values of Duquesne's electric utility properties are stated at original construction cost, which includes related payroll taxes, pensions and other fringe benefits, as well as administrative and general costs. Also included in original construction cost is an allowance for funds used during construction (AFC), which represents the estimated cost of debt and equity funds used to finance construction.

  Additions to, and replacements of, property units are charged to plant accounts. Maintenance, repairs and replacement of minor items of property are recorded as expenses when they are incurred. The costs of electric utility properties that are retired (plus removal costs and less any salvage value) are charged to accumulated depreciation and amortization.

  Substantially all of Duquesne's electric utility properties are subject to a first mortgage lien.

Temporary Cash Investments

  Temporary cash investments are short-term, highly liquid investments with original maturities of three or fewer months. They are stated at market, which approximates cost. Duquesne considers temporary cash investments to be cash equivalents.

Other Operating Revenues and Other Income

  Other operating revenues are primarily comprised of revenues from joint owners of BV Unit 1 and Unit 2 for their shares of the administrative and general costs of operating these units. Other income is primarily made up of income from long-term investments entered into by the subsidiary of the utility and from short-term investments. The other income is separated from other revenues as the investment income does not result from operating activities.

Stock-Based Compensation

  Duquesne accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of DQE's stock at the date of the grant over the amount any employee must pay to acquire the stock. Compensation cost for stock appreciation rights is recorded annually based on the quoted market price of DQE's stock at the end of the period.

Reclassification
  The 1996 and 1995 consolidated financial statements have been reclassified to conform with accounting presentations adopted during 1997.

Recent Accounting Pronouncements

 SFAS No. 130, Reporting Comprehensive Income (SFAS No. 130) and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No.
131), have been issued and are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 defines comprehensive income and outlines certain reporting and disclosure requirements related to comprehensive income. SFAS No. 131 requires certain disclosures about business segments of an enterprise, if applicable. The adoption of SFAS No. 130 and SFAS No. 131 is not expected to have a significant impact on Duquesne's financial statements or disclosures.


B.  Changes in Working Capital Other than Cash

Changes in Working Capital Other than Cash
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                  1997       1996       1995
                                               (Amounts in Thousands of Dollars)
--------------------------------------------------------------------------------
Receivables                                     $(16,330)  $  7,539   $ 19,131
Materials and supplies                            (1,740)     1,286      9,994
Other current assets                               1,350       (873)     7,840
Accounts payable                                  (8,048)     9,437     15,781
Other current liabilities                          5,336    (34,313)   (33,742)
--------------------------------------------------------------------------------
 Total                                          $(19,432)  $(16,924)  $ 19,004
================================================================================

C.  Property, Plant and Equipment

  In addition to its wholly owned generating units, Duquesne, together with FirstEnergy Corporation, has an ownership or leasehold interest in certain jointly owned units. Duquesne is required to pay its share of the construction and operating costs of the units. Duquesne's share of the operating expenses of the units is included in the statement of consolidated income.

Generating Units at December 31, 1997
--------------------------------------------------------------------------------

                                            Generating        Net Utility         Fuel
Unit                                        Capability           Plant           Source
                                           (Megawatts)  (Millions of Dollars)
---------------------------------------------------------------------------------------
Cheswick                                        570           $  120.4           Coal
Elrama (a)                                      487               96.5           Coal
Eastlake Unit 5                                 186               35.6           Coal
Sammis Unit 7                                   187               46.7           Coal
Bruce Mansfield Unit 1 (a)                      228               62.5           Coal
Bruce Mansfield Unit 2 (a)                       62               18.2           Coal
Bruce Mansfield Unit 3 (a)                      110               47.9           Coal
Beaver Valley Unit 1 (b)                        385              195.9        Nuclear
Beaver Valley Unit 2 (c)(d)                     113               14.0        Nuclear
Beaver Valley Common Facilities                                  149.5
Perry Unit 1 (e)                                164              387.1        Nuclear
Brunot Island Units 2a and 2b                   178               21.9       Fuel Oil
---------------------------------------------------------------------------------------
    Total Generating Units                    2,670           $1,196.2
=======================================================================================

(a) The unit is equipped with flue gas desulfurization equipment.
(b) The Nuclear Regulatory Commission (NRC) has granted a license to operate through January 2016.
(c) In 1987, Duquesne sold and leased back its 13.74 percent interest in Beaver Valley Unit 2. The lease is accounted for as an operating lease. Amounts shown represent facilities not sold and subsequent leasehold improvements.
(d) The NRC has granted a license to operate through May 2027.
(e) The NRC has granted a license to operate through March 2026.

D.  Long-Term Investments

  At December 31, 1997 and 1996, the fair market value of Duquesne's investment in DQE common stock was $57.6 million and $59.3 million, respectively. At December 31, 1997 and 1996, the cost of Duquesne's investment in DQE common stock was $33.6 million and $40.3 million, respectively.

  Duquesne makes equity investments in affordable housing. At December 31, 1997, Duquesne had investments in eight affordable housing developments.

  Deferred income primarily relates to Duquesne's lease investments. Deferred amounts will be recognized as income over the lives of the underlying lease investments over periods generally not exceeding five years.

 Duquesne's other investments are primarily in assets of nuclear decommissioning trusts and marketable securities. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115) these investments are classified as available-for-sale and are stated at market value. The amount of unrealized holding gains related to marketable securities at both December 31, 1997 and 1996 are $26.6 million and $19.0 million ($15.6 million and $11.1 million net of tax), respectively.

E.  Rate Matters

Competition and the Customer Choice Act

  The electric utility industry continues to undergo fundamental change in response to development of open transmission access and increased availability of energy alternatives. Under historical ratemaking practice, regulated electric utilities were granted exclusive geographic franchises to sell electricity in exchange for making investments and incurring obligations to serve customers under the then-existing regulatory framework. Through the ratemaking process, those prudently incurred costs were recovered from customers along with a return on the investment. Additionally, certain operating costs were approved for deferral for future recovery from customers (regulatory assets). As a result of this historical ratemaking process, utilities have assets recorded on their balance sheets at above-market costs, thus creating transition or stranded costs.

  In Pennsylvania, the Customer Choice Act went into effect January 1, 1997. The Customer Choice Act enables Pennsylvania's electric utility customers to purchase electricity at market prices from a variety of electric generation suppliers (customer choice). Although the Customer Choice Act will give customers their choice of electric generation suppliers, delivery of the electricity from the generation supplier to the customer will remain the responsibility of the existing franchised utility. The Customer Choice Act also provides that the existing franchised utility may recover, through a CTC, an amount of transition costs that are determined by the PUC to be just and reasonable. Pennsylvania's electric utility restructuring is being accomplished through a two-stage process consisting of an initial customer choice pilot period (running through 1998) and a phase-in to competition period (beginning in 1999). For the first stage, Duquesne filed a pilot program with the PUC on February 27, 1997. For the second stage, Duquesne filed on August 1, 1997 its restructuring and merger plan (the Restructuring Plan) and its stand-alone restructuring plan (the Stand-Alone Plan) with the PUC. (See the detailed discussion of these plans on pages 30 and 31.)

Customer Choice Pilots

  The pilot period gives utilities an opportunity to examine a wide range of technical and administrative details related to competitive markets, including metering, billing, and cost and design of unbundled electric services. Duquesne's pilot filing proposed unbundling transmission, distribution, generation and competitive transition charges and offered participating customers the same options that were to be available in a competitive generation market. The pilot was designed to comprise approximately 5 percent of Duquesne's residential, commercial and industrial demand. The 28,000 customers participating in the pilot may choose unbundled service, with their electricity provided by an alternative generation supplier, and will be subject to unbundled distribution and CTC charges approved by the PUC and unbundled transmission charges pursuant to Duquesne's FERC-approved tariff. On May 9, 1997, the PUC issued a Preliminary Opinion and Order approving Duquesne's filing in part, and requiring certain revisions. Duquesne and other utilities objected to several features of the PUC's Preliminary Opinion and Order. Hearings on several key issues were held in July. The PUC issued its final order on August 29, 1997, approving a revised pilot program for Duquesne. On September 8, 1997, Duquesne appealed the determination of the market price of generation set forth in this order to the Commonwealth Court of Pennsylvania. Duquesne expects a hearing to be scheduled for mid-1998. Although this appeal is pending, Duquesne complied with the PUC's order to implement the pilot program that began on November 3, 1997.

Phase-In to Competition

  The phase-in to competition begins on January 1, 1999, when 33 percent of customers will have customer choice (including customers covered by the pilot program); 66 percent of customers will have customer choice no later than January 1, 2000; and all customers will have customer choice no later than January 1, 2001. However, in its sole order to date (the PECO Order), the PUC ordered the phase-in provisions of the Customer Choice Act to require the acceleration of the second and third phases to January 2, 1999 and January 2, 2000, respectively. As they are phased-in, customers that have chosen an electricity generation supplier other than Duquesne will pay that supplier for generation charges, and will pay Duquesne a CTC (discussed below) and unbundled charges for transmission and distribution. Customers that continue to buy their generation from Duquesne will pay for their service at current regulated tariff rates divided into unbundled generation, transmission and distribution charges. The PECO Order concluded that under the Customer Choice Act, an electric distribution company, such as Duquesne, is to remain a regulated utility and may only offer PUC-approved, tariffed rates (including unbundled generation rates). Delivery of electricity (including transmission, distribution and customer service) will continue to be regulated in substantially the same manner as under current regulation.

Rate Cap and Transition Cost Recovery

  Before the phase-in to customer choice begins in 1999, the PUC expects utilities to take vigorous steps to mitigate transition costs as much as possible without increasing the rates they currently charge customers. Duquesne has mitigated in excess of $350 million of transition costs during the past three years through accelerated annual depreciation and a one-time write-down of nuclear generating station costs, accelerated recognition of nuclear lease costs, increased nuclear decommissioning funding, and amortization of various regulatory assets. This relative level of transition cost reduction, while holding rates constant, is unmatched within Pennsylvania.

  The PUC will determine what portion of a utility's transition costs that remain at January 1, 1999 will be recoverable through a CTC from customers. The CTC recovery period could last through 2005, providing a utility a total of up to nine years beginning January 1, 1997 to recover transition costs, unless this period is extended as part of a utility's PUC-approved transition plan. An overall four-and-one-half-year rate cap from January 1, 1997 will be imposed on the transmission and distribution charges of electric utility companies. Additionally, electric utility companies may not increase the generation price component of rates as long as transition costs are being recovered, with certain exceptions. Duquesne has requested recovery of transition costs of approximately $2 billion, net of deferred taxes, beginning January 1, 1999. Of this amount, $0.5 billion represents regulatory assets and $1.5 billion represents potentially uneconomic plant and plant decommissioning costs. Any estimate of the ultimate level of transition costs for Duquesne depends on, among other things, the extent to which such costs are deemed recoverable by the PUC, the ongoing level of the cost of Duquesne's operations, regional and national economic conditions, and growth of Duquesne's sales. (See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS "Financial Exposure to Transition Cost Recovery" discussion on page 18; and "Regulatory Assets and Emerging Issues Task Force" discussion on page 32).

Timetable for Restructuring Plan and Stand-Alone Plan Approval

  On August 1, 1997, Duquesne filed the Restructuring Plan and the Stand-Alone Plan with the PUC. Although the provisions of the Customer Choice Act require a PUC decision nine months from the filing date (which would be April 30, 1998), the Pennsylvania Attorney General's Office requested an extension in order to conduct an investigation into certain competition issues relating to the Restructuring Plan. Pursuant to an arrangement among Duquesne, the PUC and the Attorney General, Duquesne anticipates a decision by the PUC (with respect to the Restructuring Plan if the merger is approved, or with respect to the Stand-Alone Plan if the merger is not approved) on or before May 29, 1998 or such later date as the parties may agree.

Stand-Alone Plan

  In the event the merger of DQE with AYE is not consummated under the filed Restructuring Plan, Duquesne has sought approval for restructuring and recovery of its own transition costs through a CTC under the Stand-Alone Plan. Duquesne proposed that any finding of market value for Duquesne's generating assets should be based on market evidence and not on an administrative determination of that value based on price forecasts (the PECO Order determined the market value of PECO Energy Company's generation based on the price forecast sponsored by the Pennsylvania Office of Consumer Advocate). In addition, Duquesne proposed that such a final market valuation be conducted in 2003, and that an annual competitive market solicitation be used to set the CTC in the interim. The 2003 final market valuation would be performed by an independent panel of experts using the best available market evidence at that time. The Stand-Alone Plan filing also provided for certain triggers that would accelerate the date of this final market valuation. Prior to the final valuation, Duquesne would sell a substantial amount of power to the highest bidder in an annual competitive solicitation. The annual market price established by the solicitation would be used to set competitive generation credits and determine the CTC as a residual from the generation rate cap under the Rate Cap Provision. (See Item 7. MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS "Financial Impact of Pilot Program Order" discussion on page 17.) During the transition period, Duquesne committed to accelerate amortization and depreciation of its generation-related assets and cap its return on equity through a return on equity spillover mechanism, in exchange for being allowed to charge existing rates under the Rate Cap Provision. Duquesne committed to a minimum of $1.7 billion of amortization and depreciation of generation-related assets by the end of 2005. Under the proposed return on equity spillover mechanism, additional amortization and depreciation in excess of this minimum $1.7 billion commitment would be recorded in order to comply with the return on equity cap. The generation rate cap would apply to the sum of the CTC and the competitive generation credit determined in the annual competitive solicitation. The Stand-Alone Plan also proposed to redesign individual tariffs to encourage more efficient consumption and further mitigate transition costs during the transition period. Consistent with Duquesne's long-standing commitment to economic development, the rate redesign provides for a significant reduction in the cost of electricity for incremental consumption. Application of the rate redesign to the CTC would also have the potential to maximize mitigation of transition costs during the transition period.

  As an alternative to a market-based valuation in 2003, if the PUC finds that a determination of market value as of December 31, 1998 is required by the Customer Choice Act, then Duquesne has agreed that the PUC may order an immediate auction of Duquesne's generation at that time.

Restructuring Plan

  The Restructuring Plan incorporates the benefits of the merger with AYE, such as anticipated savings to Duquesne, on a nominal basis, of $365 million in generation-related costs over 20 years, and $9 million in transmission-related costs and $173 million in distribution-related costs over 10 years. Duquesne plans to use the generation-related portion of its share of net operating synergy savings to shorten the transition cost recovery period. The Restructuring Plan also incorporates the market-based approach to determining transition costs proposed by Duquesne in its Stand-Alone Plan. The 2003 final market valuation will be performed by an independent panel of experts using the best available market evidence at that time, including a potential sale of a portion of the combined company's generating assets. Certain triggers will accelerate the date of this final market valuation if market prices rise significantly or the minimum amortization commitment is satisfied prior to 2003. The annual market price established by Duquesne's solicitation would be used to set competitive generation credits and to determine the CTC as a residual from the generation rate cap under the Rate Cap Provision. Duquesne's minimum amortization commitment of $1.7 billion in the proposed Stand-Alone Plan has been increased under the Restructuring Plan. As in the Stand-Alone Plan, the determination of transition costs in 2003 will compare the book value of generating assets in 2005 (after netting the increased minimum commitment to depreciation and amortization and any return on equity spillover) with the market value of the generating assets in 2005. The opposing parties believe that there should be a one-time valuation of the generating assets performed at January 1, 1999. Any merger-related synergies relating to generation would then be used to reduce Duquesne's transition costs as of that date. These parties also believe that Duquesne's proposed distribution rate decrease should be effective January 1, 1999, as well.

Additional Restructuring Plan Commitments

  The Restructuring Plan also contains a number of commitments by the merged DQE/AYE entity. First, the merged entity will open up its transmission system to all parties on a reciprocal non-discriminatory basis and eliminate multiple rate charges across the combined transmission system. Second, the merged entity will join a recently proposed Midwest Independent System Operator
(ISO) or other then-existing ISO, or form its own ISO if no existing ISO offers acceptable rules, including marginal cost transmission rates. Several utilities have applications pending before the FERC to form ISOs. Third, the merged entity has committed to make a report, 18 months after consummation of the merger, to the PUC regarding its progress on the ISO commitment. The PUC may, at its option, require the merged entity to relinquish control of 300 MW of generating capacity to alleviate concerns over market power. The form of relinquishment would be at the option of the merged entity; possible forms of relinquishment include an energy swap, entering a power sale contract, divestiture of generating assets and a bidding trust.

The Federal Filings

  In addition to the PUC filings of the Restructuring Plan and the Stand-Alone Plan, on August 1, 1997, DQE and AYE filed their joint merger application with the FERC (the FERC Filing). Pursuant to the FERC Filing, DQE and AYE have committed to forming or joining an ISO that meets the entity's requirements, including marginal cost transmission pricing, following the merger. In addi-tion, DQE and AYE have stated in the FERC Filing that following the merger the combined entity's market share will not violate the market power conditions and requirements set by the FERC. On January 20, 1998, DQE and AYE filed merger applications with the Antitrust Division of the Department of Justice and the Federal Trade Commission. These applications are currently pending.

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

  A company's electric utility operations, or a portion of such operations, could cease to meet the SFAS No. 71 criteria for various reasons, including a change in the FERC regulations or the competition-related changes in the PUC regulations. (See "Competition and the Customer Choice Act," on page
29.) The Emerging Issues Task Force of the Financial Accounting Standards Board
(EITF) has determined that once a transition plan has been approved, application of SFAS No. 71 to the generation portion of a utility must be discontinued and replaced by the application of SFAS No. 101, Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71 (SFAS No. 101). The consensus reached by the EITF provides further guidance that the regulatory assets and liabilities of the generation portion of a utility to which SFAS No. 101 is being applied should be determined on the basis of the source from which the regulated cash flows to realize such regulatory assets and settle such liabilities will be derived. Under the Customer Choice Act, Duquesne believes that its generation-related regulatory assets will be recovered through a CTC collected in connection with providing transmission and distribution services, and Duquesne will continue to apply SFAS No. 71. Fixed assets related to the generation portion of a utility will be evaluated including the cash flows provided by the CTC, in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS No. 121). Duquesne believes that all of its regulatory assets continue to satisfy the SFAS No. 71 criteria in light of the transition to competitive generation under the Customer Choice Act and the ability to recover these regulatory assets through a CTC. Once any portion of Duquesne's electric utility operations is deemed to no longer meet the SFAS No. 71 criteria, or is not recovered through a CTC, Duquesne will be required to write off assets (to the extent their net book value exceeds fair value), the recovery of which is uncertain, and any regulatory assets or liabilities for those operations that no longer meet these requirements. Any such write-off of assets could be materially adverse to the financial position, results of operations and cash flows of Duquesne.

  Duquesne's regulatory assets related to generation, transmission and distribution as of December 31, 1997 were $561.9 million, $33.2 million and $85.8 million, respectively. At December 31, 1996, Duquesne's regulatory assets related to generation, transmission and distribution were $492.6 million, $41.4 million and $102.8 million, respectively. The components of all regulatory assets for the periods presented are as follows:

Regulatory Assets at December 31
-------------------------------------------------------------------------------------------------
                                                                         1997             1996
                                                               (Amounts in Thousands of Dollars)
-------------------------------------------------------------------------------------------------
Regulatory tax receivable (Note A)                                     $301,664         $394,131
Brunot Island and Phillips cold reserve units (a)                       105,693               --
Unamortized debt costs (b)                                               87,915           93,299
Deferred rate synchronization costs (c)                                  37,231           41,446
Beaver Valley Unit 2 sale/leaseback premium (Note H)                     28,554           30,059
Deferred employee costs (d)                                              25,130           29,589
Deferred energy costs (Note A)                                           23,514               --
Deferred nuclear maintenance outage costs (Note A)                       17,013           13,462
Deferred coal costs (e)                                                  15,711           12,191
DOE decontamination and decommissioning receivable (Note I)               8,847            9,779
Other (f)                                                                29,613           12,860
-------------------------------------------------------------------------------------------------
  Total Regulatory Assets                                              $680,885         $636,816
=================================================================================================

(a) Through its analysis of customer choice in the Restructuring Plan and Stand-Alone Plan, Duquesne determined that Phillips and a portion of Brunot Island would not be cost-effective in the production of electricity in the face of a competitive marketplace.

(b) The premiums paid to reacquire debt prior to scheduled maturity dates are deferred for amortization over the life of the debt issued to finance the reacquisitions.

(c) Initial operating costs of Beaver Valley Unit 2 and Perry Unit 1 were deferred and are currently being recovered over a 10-year period.

(d) Includes amounts for recovery of accrued compensated absences and accrued claims for workers' compensation.

(e) The PUC has directed Duquesne to defer recovery of the delivered cost of coal to the extent that such cost exceeds generally prevailing market prices for similar coal, as determined by the PUC.

(f) 1997 amounts include $6.8 million related to Statement of Position 96-1, Environmental Remediation Liabilities for the ongoing monitoring of certain of Duquesne's sites and $6.8 million of one-time costs for the 1997 early retirement plan recorded in accordance with SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. (See "Employee Benefits,"
    Note M, on page 41.)

F.  Short-Term Borrowing and Revolving Credit Arrangements

    At December 31, 1997, Duquesne had a $150 million facility expiring in October 1998. Interest rates can, in accordance with the option selected at the time of the borrowing, be based on prime, Eurodollar or certificate of deposit rates. Commitment fees are based on the unborrowed amount of the commitments. The credit facility contains two-year repayment periods for any amounts outstanding at the expiration of the revolving credit periods. At December 31, 1997 and December 31, 1996, there were no short-term borrowings outstanding.

G.  Income Taxes

    Since DQE's formation in 1989, Duquesne has filed consolidated federal income tax returns with its parent and other companies in the affiliated group. The annual federal corporate income tax returns have been audited by the Internal Revenue Service (IRS) for the tax years through 1992. The IRS is reviewing the 1993 and 1994 returns, and the tax years 1995 and 1996 remain subject to IRS review. Duquesne does not believe that final settlement of the federal income tax returns for the years 1990 through 1996 will have a materially adverse effect on its financial position, results of operations or cash flows.


Deferred Tax Assets (Liabilities) at December 31
-----------------------------------------------------------------------------------------------
                                                              1997                    1996
                                                            (Amounts in Thousands of Dollars)
-----------------------------------------------------------------------------------------------
Tax benefit--long-term investments                         $ 190,375              $   143,724
Gain on sale/leaseback of BV Unit 2                           58,137                   61,131
Investment tax credits unamortized                            40,573                   44,067
Unbilled revenue                                              19,637                   19,222
Other                                                         57,037                   49,840
-----------------------------------------------------------------------------------------------
  Deferred tax assets                                        365,759                  317,984
-----------------------------------------------------------------------------------------------
Property depreciation                                       (712,247)                (783,851)
Regulatory assets                                           (125,171)                (150,346)
Loss on reacquired debt unamortized                          (31,360)                 (33,331)
Deferred coal and energy costs                               (15,910)                  (5,054)
Other                                                        (80,882)                 (71,919)
-----------------------------------------------------------------------------------------------
  Deferred tax liabilities                                  (965,570)              (1,044,501)
-----------------------------------------------------------------------------------------------
    Net Deferred Tax Liabilities                           $(599,811)             $  (726,517)
===============================================================================================


Income Taxes
-----------------------------------------------------------------------------------------------
                                                               1997       1996         1995
                                                            (Amounts in Thousands of Dollars)
-----------------------------------------------------------------------------------------------
Currently payable:                          Federal         $ 98,843   $ 95,524      $103,271
                                            State             28,608     29,325        30,453
Deferred--net:                              Federal          (42,712)   (30,950)      (28,381)
                                            State               (152)      (697)       (5,778)
Investment tax credits deferred--net                          (7,804)    (7,838)       (7,252)
-----------------------------------------------------------------------------------------------
   Total Included in Operating Expenses                       76,783     85,364        92,313
-----------------------------------------------------------------------------------------------
Included in other income and deductions:
Currently payable:                          Federal          (39,536)    24,774         2,199
                                            State               (575)    14,710        (1,619)
Deferred--net:                              Federal           43,672    (25,944)          442
                                            State                 --    (14,176)          137
Investment tax credits                                          (616)    (1,720)         (578)
-----------------------------------------------------------------------------------------------
   Total Included in Other Income and Deductions               2,945     (2,356)          581
-----------------------------------------------------------------------------------------------
   Total Income Tax Expense                                 $ 79,728   $ 83,008      $ 92,894
===============================================================================================

  Total income taxes differ from the amount computed by applying the statutory federal income tax rate to income before income taxes.


Income Tax Expense Reconciliation
-----------------------------------------------------------------------------------------------
                                                              1997         1996         1995
                                                            (Amounts in Thousands of Dollars)
-----------------------------------------------------------------------------------------------
Computed federal income tax at statutory rate                $77,542     $81,504       $85,387
Increase (decrease) in taxes resulting from:
 State income taxes, net of federal income tax benefits       18,595      18,955        15,076
 Amortization of deferred investment tax credits              (8,420)     (9,559)       (7,831)
 Investment tax benefits--net                                 (7,734)     (9,641)       (2,311)
 Other                                                          (255)      1,749         2,573
-----------------------------------------------------------------------------------------------
   Total Income Tax Expense                                  $79,728     $83,008       $92,894
===============================================================================================

H.  Leases

    Duquesne leases nuclear fuel, a portion of a nuclear generating plant, certain office buildings, computer equipment, and other property and equipment.


Capital Leases at December 31
------------------------------------------------------------------------------------
                                                           1997              1996
                                                  (Amounts in Thousands of Dollars)
------------------------------------------------------------------------------------
Nuclear fuel                                            $ 92,901          $ 79,103
Electric plant                                            20,761            20,505
------------------------------------------------------------------------------------
 Total                                                   113,662            99,608
Less: Accumulated amortization                           (50,725)          (47,670)
------------------------------------------------------------------------------------
 Property Held Under Capital Leases--Net (a)            $ 62,937          $ 51,938
====================================================================================

(a) Includes $2,874 in 1997 and $2,618 in 1996 of capital leases with associated obligations retired.

    In 1987, Duquesne sold and leased back its 13.74 percent interest in BV
Unit 2; the sale was exclusive of transmission and common facilities. Duquesne subsequently leased back its interest in the unit for a term of 29.5 years. The lease provides for semi-annual payments and is accounted for as an operating lease. Duquesne is responsible under the terms of the lease for all costs related to its interest in the unit. In December 1992, Duquesne participated in the refinancing of collateralized lease bonds to take advantage of lower interest rates and reduce the annual lease payments. The bonds were originally issued in 1987 for the purpose of partially financing the lease of BV Unit 2. In accordance with the BV Unit 2 lease agreement, Duquesne paid the premiums of approximately $36.4 million as a supplemental rent payment to the lessors. This amount was deferred and is being amortized over the remaining lease term. At December 31, 1997, the deferred balance was approximately $28.6 million.

    Leased nuclear fuel is amortized as the fuel is burned and charged to fuel and purchased power expense on the statement of consolidated income. The amortization of all other leased property is based on rental payments made (except the BV Unit 2 lease, see "Depreciation and Amortization," Note A, on page 27). These lease-related expenses are charged to operating expenses on the statement of consolidated income.


Summary of Rental Payments
--------------------------------------------------------------------------------------------------------
                                                                      1997        1996         1995
                                                                      (Amounts in Thousands of Dollars)
--------------------------------------------------------------------------------------------------------
Operating leases                                                     $60,684     $59,503       $57,617
Amortization of capital leases                                        16,847      19,378        26,705
Interest on capital leases                                             3,435       3,703         4,332
--------------------------------------------------------------------------------------------------------
   Total Rental Payments                                             $80,966     $82,584       $88,654
========================================================================================================


Future Minimum Lease Payments
--------------------------------------------------------------------------------------------------------
                                                                 Operating Leases        Capital Leases
Year Ended December 31,                                              (Amounts in Thousands of Dollars)
--------------------------------------------------------------------------------------------------------
1998                                                              $   56,876                 $ 26,401
1999                                                                  56,869                   16,417
2000                                                                  56,830                   10,446
2001                                                                  56,745                    4,717
2002                                                                  58,296                    3,342
2003 and thereafter                                                  814,560                   16,469
--------------------------------------------------------------------------------------------------------
   Total Minimum Lease Payments                                   $1,100,176                 $ 77,792
--------------------------------------------------------------------------------------------------------
Less: Amount representing interest                                                            (17,729)
--------------------------------------------------------------------------------------------------------
Present value of minimum lease payments for capital leases (a)                               $ 60,063
========================================================================================================

(a) Includes current obligations of $22.5 million at December 31, 1997.

    Future minimum lease payments for capital leases are related principally to the estimated use of nuclear fuel financed through leasing arrangements and building leases. Future minimum lease payments for operating leases are related principally to BV Unit 2 and certain corporate offices.

    Future payments due to Duquesne, as of December 31, 1997, under subleases of certain corporate office space are approximately $5.9 million in 1998, $6.0 million in 1999 and $27.6 million thereafter.

I.  Commitments and Contingencies

Construction and Investments

    Duquesne estimates that it will spend, excluding AFC and nuclear fuel, approximately $130 million during 1998 and $100 million in each of 1999 and 2000 for electric utility construction.

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

    Based on site-specific studies conducted in 1997 for BV Unit 1 and BV Unit 2, and a 1997 update of the 1994 study for Perry Unit 1, Duquesne's approximate share of the total estimated decommissioning costs, including removal and decontamination costs, is $170 million, $55 million and $90 million, respectively. The amount currently being used to determine Duquesne's cost of service related to decommissioning all three nuclear units is $224 million. Duquesne is seeking recovery of any potential shortfall in decommissioning funding as part of either its Restructuring Plan or its Stand-Alone Plan. (See "Rate Matters," Note E, on page 29.)

    With respect to the transition to a competitive generation market, the Customer Choice Act requires that utilities include a plan to mitigate any shortfall in decommissioning trust fund payments for the life of the facility with any future decommissioning filings. Consistent with this requirement, in 1997 Duquesne increased its annual contributions to the decommissioning trusts by $5 million to approximately $9 million. Duquesne has received approval from the IRS for qualification of 100 percent of additional nuclear decommissioning trust funding for BV Unit 2 and Perry Unit 1, and 79 percent for BV Unit 1.

    Funding for nuclear decommissioning costs is deposited in external, segregated trust accounts and invested in a portfolio of corporate common stock and debt securities, municipal bonds, certificates of deposit and United States government securities. The market value of the aggregate trust fund balances at December 31, 1997 and 1996, totaled approximately $47.1 million and $33.7 million, respectively.

    Nuclear Insurance. The Price-Anderson Amendments to the Atomic Energy Act of 1954 limit public liability from a single incident at a nuclear plant to $8.9 billion. The maximum available private primary insurance of $200 million has been purchased by Duquesne. Additional protection of $8.7 billion would be provided by an assessment of up to $79.3 million per incident on each nuclear unit in the United States. Duquesne's maximum total possible assessment, $59.4 million, which is based on its ownership or leasehold interests in three nuclear generating units, would be limited to a maximum of $7.5 million per incident per year. This assessment is subject to indexing for inflation and may be subject to state premium taxes. If assessments from the nuclear industry prove insufficient to pay claims, the United States Congress could impose other revenue-raising measures on the industry.

    Duquesne's share of insurance coverage for property damage, decommissioning and decontamination liability is $1.2 billion. Duquesne would be responsible for its share of any damages in excess of insurance coverage. In addition, if the property damage reserves of Nuclear Electric Insurance Limited (NEIL), an industry mutual insurance company that provides a portion of this coverage, are inadequate to cover claims arising from an incident at any United States nuclear site covered by that insurer, Duquesne could be assessed retrospective premiums totaling a maximum of $5.8 million.

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

    Beaver Valley Power Station (BVPS) Steam Generators. BVPS's two units are equipped with steam generators designed and built by Westinghouse Electric Corporation (Westinghouse). Similar to other Westinghouse nuclear plants, outside diameter stress corrosion cracking (ODSCC) has occurred in the steam generator tubes of both units. BV Unit 1, which was placed in service in 1976, has removed approximately 17 percent of its steam generator tubes from service through a process called "plugging." However, BV Unit 1 continues to operate at 100 percent reactor power and has the ability to return tubes to service by repairing them through a process called "sleeving." No tubes at either BV Unit 1 or BV Unit 2 have been sleeved to date. BV Unit 2, which was placed in service 11 years after BV Unit 1, has not yet exhibited the degree of ODSCC experienced at BV Unit 1. Approximately 2 percent of BV Unit 2's tubes are plugged; however, it is too early in the life of the unit to determine the extent to which ODSCC may become a problem at that unit.

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

    Duquesne continues to explore all viable means of managing ODSCC, including new repair technologies, and plans to continue to perform 100 percent tube inspections during future refueling outages. The next refueling outage for BV Unit 1 is scheduled to begin in April 1999, and the next refueling outage for BV Unit 2 is currently scheduled to begin in September 1998. Both outages will include inspection of 100 percent of each unit's steam generator tubes. Duquesne will continue to monitor and evaluate the condition of the BVPS steam generators.

    BV Unit 1 went off-line on September 27, 1997, for a scheduled refueling outage, and returned to service on January 21, 1998. Perry Unit 1 completed a refueling outage on October 23, 1997. This outage lasted 40 days, a record for Perry Unit 1. The next refueling outage for Perry Unit 1 is currently scheduled to begin in March 1999.

    BV Unit 1 went off-line January 30, 1998, due to an issue identified in a technical review recently completed by Duquesne. BV Unit 2 went off-line December 16, 1997, to repair the emergency air supply system to the control room and has remained off-line due to other issues identified by a similar technical review of BV Unit 2. These technical reviews are in response to a 1997 commitment made by Duquesne to the NRC. Duquesne is one of many utilities faced with these technical issues, some of which date back to the original design of BVPS. Both BVPS units remain off-line for a revalidation of technical specification surveillance testing requirements of various plant systems. Based on the current status of the revalidation process, Duquesne currently anticipates that both BVPS units will remain off-line through March 1998.

    Spent Nuclear Fuel Disposal. The Nuclear Waste Policy Act of 1982 established a federal policy for handling and disposing of spent nuclear fuel and a policy requiring the establishment of a final repository to accept spent nuclear fuel. Electric utility companies have entered into contracts with the DOE for the permanent disposal of spent nuclear fuel and high-level radioactive waste in compliance with this legislation. The DOE has indicated that its repository under these contracts will not be available for acceptance of spent nuclear fuel before 2010. The DOE has not yet established an interim or permanent storage facility, despite a ruling by the United States Court of Appeals for the District of Columbia Circuit that the DOE was legally obligated to begin acceptance of spent nuclear fuel for disposal by January 31, 1998. Existing on-site spent nuclear fuel storage capacities at BV Unit 1, BV Unit 2 and Perry Unit 1 are expected to be sufficient until 2017, 2011 and 2011, respectively.

    In early 1997, Duquesne joined 35 other electric utilities and 46 states, state agencies and regulatory commissions in filing suit in the United States Court of Appeals for the District of Columbia Circuit against the DOE. The parties requested the court to suspend the utilities' payments into the Nuclear Waste Fund and to place future payments into an escrow account until the DOE fulfills its obligation to accept spent nuclear fuel. The DOE had requested that the court delay litigation while it pursued alternative dispute resolution under the terms of its contracts with the utilities. The court ruling, issued November 14, 1997, was not entirely in favor of the DOE or the utilities. The court permitted the DOE to pursue alternative dispute resolution, but prohibited it from using its lack of a spent fuel repository as a defense. The DOE has requested a rehearing on the matter, which has yet to be scheduled.

    Uranium Enrichment Obligations. Nuclear reactor licensees in the United States are assessed annually for the decontamination and decommissioning of DOE uranium enrichment facilities. Assessments are based on the amount of uranium a utility had processed for enrichment prior to enactment of the National Energy Policy Act of 1992 (NEPA) and are to be paid by such utilities over a 15-year period. At December 31, 1997 and 1996, Duquesne's liability for contributions was approximately $7.2 million and $8.1 million, respectively (subject to an inflation adjustment). (See "Rate Matters," Note E, on page 29.)

Fossil Decommissioning

    In Pennsylvania, current ratemaking does not allow utilities to recover future decommissioning costs through depreciation charges during the operating life of fossil-fired generating stations. Based on studies conducted in 1997, this amount for fossil decommissioning is currently estimated to be $130 million for Duquesne's interest in 17 units at six sites. Each unit is expected to be decommissioned upon the cessation of the final unit's operations. Duquesne has submitted these estimates to the PUC, and is seeking to recover these costs as part of either its Restructuring Plan or its Stand-Alone Plan. (See "Rate Matters," Note E, on page 29.)

Guarantees

    Duquesne and the other owners of Bruce Mansfield Power Station (Bruce Mansfield) have guaranteed certain debt and lease obligations related to a coal supply contract for Bruce Mansfield. At December 31, 1997, Duquesne's share of these guarantees was $15.1 million. The prices paid for the coal by the companies under this contract are expected to be sufficient to meet debt and lease obligations to be satisfied in the year 2000. The minimum future payments to be made by Duquesne solely in relation to these obligations are $6.2 million in 1998, $5.8 million in 1999, and $4.6 million in 2000. Duquesne's total payments for coal purchased under the contract were $38.3 million in 1997, $26.9 million in 1996, and $28.9 million in 1995.

Residual Waste Management Regulations

    In 1992, the Pennsylvania Department of Environmental Protection (DEP) issued Residual Waste Management Regulations governing the generation and management of non-hazardous residual waste, such as coal ash. Duquesne is assessing the sites it utilizes and has developed compliance strategies that are currently under review by the DEP. Capital costs of $2.8 million and $2.5 million were incurred by Duquesne in 1997 and 1996, respectively, to comply with these DEP regulations. The additional capital cost of compliance through the year 2000 is estimated, based on current information, to be $16 million. This estimate is subject to the results of groundwater assessments and DEP final approval of compliance plans.

Employees

    Duquesne is party to a labor contract expiring in September 2001 with the International Brotherhood of Electrical Workers (IBEW), which represents approximately 2,000 of Duquesne's employees. The contract provides, among other things, employment security, income protection and 3 percent annual wage increases through September 2000.

Other

    Duquesne is involved in various other legal proceedings and environmental matters. Duquesne believes that such proceedings and matters, in total, will not have a materially adverse effect on its financial position, results of operations or cash flows.

J.  Long-Term Debt

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


Long-Term Debt at December 31
---------------------------------------------------------------------------------------------------
                                                                       Principal Outstanding
                                    Interest                     (Amounts in Thousands of Dollars)
                                      Rate        Maturity            1997               1996
---------------------------------------------------------------------------------------------------
First mortgage bonds               5.85%-8.75%    1998-2025      $  778,000(a)       $  853,000(b)
Pollution control notes               (c)         2009-2030         417,985             417,985
Sinking fund debentures                5%            2010             2,791               4,891
Miscellaneous                                                        23,172                  --
Less: Unamortized debt discount
 and premium--net                                                    (3,672)             (3,915)
---------------------------------------------------------------------------------------------------
 Total Long-Term Debt                                            $1,218,276          $1,271,961
===================================================================================================

(a) Excludes $75.0 million related to current maturities during 1998.

(b) Excludes $50.0 million related to a current maturity during 1997.

(c) The pollution control notes have adjustable interest rates. The interest rates at year-end averaged 3.9 percent in 1997 and 3.7 percent in 1996.

    At December 31, 1997, sinking fund requirements and maturities of long-term debt outstanding for the next five years were $75.0 million in 1998, $75.0 million in 1999, $100.0 million in 2000 and none in 2001 and 2002.

    Total interest was $85.8 million in 1997, $88.9 million in 1996, and $97.2 million in 1995. Interest costs attributable to long-term debt and other interest were $88.1 million, $90.1 million and $97.9 million in 1997, 1996 and 1995, respectively. Of these amounts, $2.3 million in 1997, $1.2 million in 1996, and $0.7 million in 1995 were capitalized as AFC. Debt discount or premium and related issuance expenses are amortized over the lives of the applicable issues.

    During 1994, Duquesne's BV Unit 2 lease arrangement was amended to reflect an increase in federal income tax rates. At the same time, the associated letter of credit securing the lessor's equity interest in the unit was increased from $188 million to $194 million and the term of the letter of credit was extended to 1999. If certain specified events occur, the letter of credit could be drawn down by the owners, the leases could terminate, and collateralized lease bonds ($381.5 million at December 31, 1997) would become direct obligations of Duquesne.

    At December 31, 1997, the fair value of Duquesne's long-term debt, including current maturities and sinking fund requirements, estimated on the basis of quoted market prices for the same or similar issues or current rates offered to Duquesne for debt of the same remaining maturities, was $1,313.6 million. The principal amount included in Duquesne's consolidated balance sheet is $1,296.9 million.

    At December 31, 1997 and 1996, Duquesne was in compliance with all of its debt covenants. (See "Rate Matters," Note E, on page 29.)

K.  Preferred and Preference Stock


Preferred and Preference Stock at December 31
------------------------------------------------------------------------------------------------------
                                                                  (Shares and Amounts in Thousands)
                                                                --------------------------------------
                                                                      1997               1996
                                                 Call Price     --------------------------------------
                                                 Per Share      Shares    Amount    Shares    Amount
------------------------------------------------------------------------------------------------------
Preferred Stock Series:
3.75% (a) (b) (c)                                  $51.00          148  $  7,407      148   $  7,407
4.00% (a) (b) (c)                                   51.50          550    27,486      550     27,486
4.10% (a) (b) (c)                                   51.75          120     6,012      120      6,012
4.15% (a) (b) (c)                                   51.73          132     6,643      132      6,643
4.20% (a) (b) (c)                                   51.71          100     5,021      100      5,021
$2.10  (a) (b) (c)                                  51.84          159     8,039      159      8,039
9.00% (d)                                              --           --     3,000       --      3,000
8.375% (e)                                             --        6,000   150,000    6,000    150,000
6.5% (f)                                               --           --     1,000       --         --
------------------------------------------------------------------------------------------------------
 Total Preferred Stock                                           7,209   214,608    7,209    213,608
------------------------------------------------------------------------------------------------------
Preference Stock Series: (g)
Plan Series A (c) (h)                               36.90          799    28,295      817     28,997
------------------------------------------------------------------------------------------------------
 Total Preference Stock                                            799    28,295      817     28,997
------------------------------------------------------------------------------------------------------
Deferred ESOP benefit                                                    (16,400)            (19,533)
------------------------------------------------------------------------------------------------------
 Total Preferred and Preference Stock                                   $226,503           $223,072
======================================================================================================

(a) Preferred stock: 4,000,000 authorized shares; $50 par value; cumulative

(b) $50 per share involuntary liquidation value

(c) Non-redeemable

(d) 500 authorized shares; 10 issued $300,000 par value; involuntary liquidation value $300,000 per share; mandatory redemption beginning August 2000; cumulative

(e) Cumulative Monthly Income Preferred Securities, Series A (MIPS): 6,000,000 authorized shares; $25 involuntary liquidation value

(f) 1,500 authorized shares; 10 issued, $100,000 par value; $100,000 involuntary liquidation value

(g) Preference stock: 8,000,000 authorized shares; $1 par value; cumulative

(h) $35.50 per share involuntary liquidation value

    In October 1997, a Duquesne subsidiary issued 10 shares of preferred stock, par value $100,000 per share. The holders of such shares are entitled to a 6.5 percent annual dividend to be paid each September 30. In 1995, another Duquesne subsidiary issued 10 shares of preferred stock, par value $300,000 per share. The holders of such shares are entitled to a 9.0 percent annual dividend paid quarterly.

    In May 1996, Duquesne Capital L.P. (Duquesne Capital), a special-purpose limited partnership of which Duquesne is the sole general partner, issued $150.0 million principal amount of 8 3/8 percent Monthly Income Preferred Securities
(MIPS), Series A, with a stated liquidation value of $25.00. The holders of MIPS are entitled to annual dividends of 8 3/8 percent, payable monthly. The sole assets of Duquesne Capital are Duquesne's 8 3/8 percent debentures, with a principal amount of $151.5 million. These debt securities may be redeemed at Duquesne's option on or after May 31, 2001. Duquesne has guaranteed the payment of distributions on, and redemption price and liquidation amount in respect of the MIPS to the extent that Duquesne Capital has funds available for such payment from the debt securities. Upon maturity or prior redemption of such debt securities, the MIPS will be mandatorily redeemed. Duquesne's consolidated balance sheet reflects only the $150.0 million of MIPS.

    Holders of Duquesne's preferred stock are entitled to cumulative quarterly dividends. If four quarterly dividends on any series of preferred stock are in arrears, holders of the preferred stock are entitled to elect a majority of Duquesne's board of directors until all dividends have been paid. Holders of Duquesne's preference stock are entitled to receive cumulative quarterly dividends if dividends on all series of preferred stock are paid. If six quarterly dividends on any series of preference stock are in arrears, holders of the preference stock are entitled to elect two of Duquesne's directors until all dividends have been paid. At December 31, 1997, Duquesne had made all dividend payments. Total preferred and preference stock had involuntary liquidation values of $244.4 million and $242.5 million, which exceeded par by $27.6 million and $28.2 million at December 31, 1997 and 1996.

    In December 1991, Duquesne established an Employee Stock Ownership Plan
(ESOP) to provide matching contributions for a 401(k) Retirement Savings Plan for Management Employees. (See "Employee Benefits," Note M below.) Duquesne issued and sold 845,070 shares of preference stock, plan series A to the trustee of the ESOP. As consideration for the stock, Duquesne received a note valued at $30 million from the trustee. The preference stock has an annual dividend rate of $2.80 per share, and each share of the preference stock is exchangeable for one and one-half shares of DQE common stock. At December 31, 1997, $16.4 million of preference stock issued in connection with the establishment of the ESOP had been offset, for financial statement purposes, by the recognition of a deferred ESOP benefit. Dividends on the preference stock and cash contributions from Duquesne are used to repay the ESOP note. Duquesne made cash contributions of approximately $1.1 million for 1997, $1.4 million for 1996, and $1.6 million for 1995. These cash contributions were the difference between the ESOP debt service and the amount of dividends on ESOP shares ($2.3 million in 1997, 1996 and 1995). As shares of preference stock are allocated to the accounts of participants in the ESOP, Duquesne recognizes compensation expense, and the amount of the deferred compensation benefit is amortized. Duquesne recognized compensation expense related to the 401(k) plans of $3.1 million in 1997 and $2.3 million in 1996 and 1995. Although outstanding preferred stock is generally callable on notice of not less than 30 days, at stated prices plus accrued dividends, the outstanding MIPS and preference stock are not currently callable. None of the remaining Duquesne preferred or preference stock issues has mandatory purchase requirements.

L.  Common Stock and Capital Surplus


Common Stock and Capital Surplus
------------------------------------------------------------------
                                        (Amounts in Thousands)
                                      1997       1996       1995
------------------------------------------------------------------
Premium on common stock             $831,425   $825,814   $837,539
Capital stock expense                   (274)      (274)      (274)
------------------------------------------------------------------
 Total Capital Surplus              $831,151   $825,540   $837,265
==================================================================

    In July 1989, Duquesne became a wholly owned subsidiary of DQE, the holding company formed as part of a shareholder-approved restructuring. As a result of the restructuring, DQE common stock replaced all outstanding shares of Duquesne common stock, except for ten shares which DQE holds.

    DQE or its predecessor, Duquesne, has continuously paid dividends on common stock since 1953. Payments of dividends on Duquesne's common stock may be restricted by Duquesne's obligations to holders of preferred and preference stock pursuant to Duquesne's Restated Articles of incorporation and by obligations of Duquesne's subsidiaries to holders of their preferred securities. No dividends or distributions may be made on Duquesne's common stock if Duquesne has not paid dividends or sinking fund obligations on its preferred or preference stock. Further, the aggregate amount of Duquesne's common stock dividend payments or distributions may not exceed certain percentages of net income if the ratio of total common shareholder's equity to total capitalization is less than specified percentages. As all of Duquesne's common stock is owned by DQE, to the extent that Duquesne cannot pay common dividends, DQE may not be able to pay dividends on its common or preferred stock. No part of the retained earnings of Duquesne was restricted at December 31, 1997. (See "Rate
Matters, "Note E, on pages 29 through 33.)

M.  Employee Benefits

Retirement Plans

    Duquesne maintains retirement plans to provide pensions for all eligible employees. Upon retirement, an employee receives a monthly pension based on his or her length of service and compensation. The cost of funding the pension plan is determined by the unit credit actuarial cost method. Duquesne's policy is to record this cost as an expense and to fund the pension plans by an amount that is at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) but that does not exceed the maximum tax-deductible amount for the year. Pension costs charged to expense or construction were $12.7 million for 1997, $11.9 million for 1996, and $6.1 million for 1995.

    In 1997, Duquesne offered an early retirement plan to its bargaining unit employees meeting certain age and service criteria. In accordance with SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, Duquesne recorded $6.8 million of one-time costs as a regulatory asset and other non-current liability on the consolidated balance sheet.

Funded Status of the Retirement Plans and Amounts Recognized on the
Consolidated Balance Sheet at December 31
-------------------------------------------------------------------------------------------------------
                                                                                     1997       1996
                                                                      (Amounts in Thousands of Dollars)
-------------------------------------------------------------------------------------------------------
Actuarial present value of benefits rendered to date:
Vested benefits                                                                    $460,483   $413,109
Non-vested benefits                                                                  25,080     22,551
-------------------------------------------------------------------------------------------------------
Accumulated benefits obligations based on compensation to date                      485,563    435,660
Additional benefits based on estimated future salary levels                          68,739     61,438
-------------------------------------------------------------------------------------------------------
Projected benefits obligation                                                       554,302    497,098
Fair market value of plan assets                                                    605,457    525,871
-------------------------------------------------------------------------------------------------------
Projected benefits obligation under plan assets                                    $ 51,155   $ 28,773
=======================================================================================================
Unrecognized net gain                                                              $153,682   $128,382
Unrecognized prior service cost                                                     (39,800)   (43,790)
Unrecognized net transition liability                                               (12,039)   (13,853)
Net pension liability per consolidated balance sheet                                (50,688)   (41,966)
-------------------------------------------------------------------------------------------------------
  Total                                                                            $ 51,155   $ 28,773
=======================================================================================================
Assumed rate of return on plan assets                                                  8.00%      8.25%
-------------------------------------------------------------------------------------------------------
Discount rate used to determine projected benefits obligation                          7.00%      7.50%
-------------------------------------------------------------------------------------------------------
Assumed change in compensation levels                                                  4.75%      5.25%
-------------------------------------------------------------------------------------------------------

    Pension assets consist primarily of common stocks, United States obligations and corporate debt securities.

Components of Net Pension Cost
---------------------------------------------------------------------------------------
                                                          1997       1996       1995
                                                      (Amounts in Thousands of Dollars)
---------------------------------------------------------------------------------------
Service cost (benefits earned during the year)          $ 12,340   $ 12,209   $  9,953
Interest on projected benefits obligation                 36,570     32,597     30,063
Return on plan assets                                    (95,444)   (58,173)   (99,246)
Net amortization and deferrals                            65,801     25,312     65,316
---------------------------------------------------------------------------------------
  Net Pension Cost                                      $ 19,267   $ 11,945   $  6,086
=======================================================================================

Retirement Savings Plan and Other Benefit Options

    Duquesne sponsors separate 401(k) retirement plans for its management and bargaining unit employees.

    The 401(k) Retirement Savings Plan for Management Employees provides that Duquesne will match employee contributions to a 401(k) account up to a maximum of 6 percent of an employee's eligible salary. Duquesne's match consists of a $0.25 base match per eligible contribution dollar and an additional $0.25 incentive match per eligible contribution dollar, if Board-approved targets are achieved. The 1997 incentive target for management was accomplished. Duquesne is funding its matching contributions to the 401(k) Retirement Savings Plan for Management Employees with payments to an ESOP established in December 1991. (See "Preferred and Preference Stock," Note K, on page 40.)

    The 401(k) Retirement Savings Plan for IBEW Represented Employees provides that, beginning in 1995, Duquesne will match employee contributions to a 401(k) account up to a maximum of 4 percent of an employee's eligible salary. Duquesne's match consists of a $0.25 base match per eligible contribution dollar and an additional $0.25 incentive match per eligible contribution dollar, if certain targets are met. In 1997, the incentive target was accomplished.

    DQE's shareholders have approved a long-term incentive plan through which Duquesne may grant management employees options to purchase, during the years 1987 through 2006, up to a total of 7.5 million shares of DQE's common stock at prices equal to the fair market value of such stock on the dates the options were granted. At December 31, 1997, approximately two million of these shares were available for future grants.

    As of December 31, 1997, 1996 and 1995, active grants totaled 1,084,041; 1,698,000; and 2,159,000 shares. Exercise prices of these options ranged from $15.8334 to $33.7813 at December 31, 1997; from $8.2084 to $30.875 at December
31, 1996; and from $8.2084 to $27.625 at December 31, 1995. Expiration dates of these grants ranged from 2000 to 2007 at December 31, 1997; from 1997 to 2006 at December 31, 1996; and from 1997 to 2005 at December 31, 1995. As of December 31, 1997, 1996 and 1995, stock appreciation rights (SARs) had been granted in connection with 635,995; 984,000; and 1,202,000 of the options outstanding. During 1997, 694,984 SARs were exercised; 638,494 options were exercised at prices ranging from $8.2084 to $30.75; and no options were cancelled. During 1996, 715,000 SARs were exercised; 267,000 options were exercised at prices ranging from $8.2084 to $20.3334; and 150 options were cancelled. During 1995, 367,000 SARs were exercised; 133,000 options were exercised at prices ranging from $8.2084 to $21.6667; and 28,000 options were cancelled. Of the active grants at December 31, 1997, 1996 and 1995, 402,816; 668,000; and 929,000 were not exercisable.

Other Postretirement Benefits

    In addition to pension benefits, Duquesne provides certain health care benefits and life insurance for some retired employees. Participating retirees make contributions, which may be adjusted annually, to the health care plan. The life insurance plan is non-contributory. Company-provided health care benefits terminate when covered individuals become eligible for Medicare benefits or reach age 65, whichever comes first. Duquesne funds actual expenditures for obligations under the plans on a "pay-as-you-go" basis. Duquesne has the right to modify or terminate the plans.

    Duquesne accrues the actuarially determined costs of the aforementioned postretirement benefits over the period from the date of hire until the date the employee becomes fully eligible for benefits. Duquesne has elected to amortize the transition liability over 20 years.

Components of Postretirement Cost
---------------------------------------------------------------------------------------------
                                                                      1997             1996
                                                           (Amounts in Thousands of Dollars)
---------------------------------------------------------------------------------------------
Service cost (benefits earned during the period)                     $1,603           $1,182
Interest cost on accumulated benefit obligation                       3,048            2,046
Amortization of the transition obligation over 20 years               1,686            1,700
Other                                                                   218             (812)
---------------------------------------------------------------------------------------------
 Total Postretirement Cost                                           $6,555           $4,116
=============================================================================================

    The accumulated postretirement benefit obligation comprises the present value of the estimated future benefits payable to current retirees and a pro rata portion of estimated benefits payable to active employees after retirement.


Funded Status of Postretirement Plan at December 31
----------------------------------------------------------------------------------------------------
                                                                           1997              1996
                                                                  (Amounts in Thousands of Dollars)
----------------------------------------------------------------------------------------------------
Actuarial present value of benefits:
 Retirees                                                                $  8,150          $  8,840
 Fully eligible active plan participants                                    5,966             3,829
 Other active plan participants                                            32,214            26,352
----------------------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation                              46,330            39,021
Fair market value of plan assets                                               --                --
----------------------------------------------------------------------------------------------------
Accumulated benefit obligation in excess of plan assets                  $(46,330)         $(39,021)
----------------------------------------------------------------------------------------------------
Unrecognized net actuarial (loss) gains                                  $ (1,208)         $  2,874
Unrecognized net transition liability                                     (25,294)          (27,198)
Postretirement liability per consolidated balance sheet                   (19,828)          (14,697)
----------------------------------------------------------------------------------------------------
 Total                                                                   $(46,330)         $(39,021)
----------------------------------------------------------------------------------------------------
Discount rate used to determine projected benefit obligation                 7.00%             7.50%
----------------------------------------------------------------------------------------------------
Health care cost trend rates:
 For year beginning January 1                                                6.58%             6.96%
 Ultimate rate in the year 2001                                              5.50%             6.00%
----------------------------------------------------------------------------------------------------
Effect of a one percent increase in health care cost trend rates:
 On accumulated projected benefit obligation                             $  5,234          $  2,920
 On aggregate of annual service and interest costs                       $    581          $    391
----------------------------------------------------------------------------------------------------

N.  Quarterly Financial Information (Unaudited)


Summary of Selected Quarterly Financial Data (Thousands of Dollars)
----------------------------------------------------------------------------------------------
[The quarterly data reflect seasonal weather variations in the utility's service territory.]
----------------------------------------------------------------------------------------------
1997                             First Quarter  Second Quarter  Third Quarter  Fourth Quarter
----------------------------------------------------------------------------------------------
Operating Revenues                    $283,009        $272,276       $322,838        $286,818
Operating Income                        55,042          45,291         64,773          42,279
Net Income                              36,415          27,156         46,074          32,175
==============================================================================================
1996                             First Quarter  Second Quarter  Third Quarter  Fourth Quarter
----------------------------------------------------------------------------------------------
Operating Revenues (a)                $290,857        $284,522       $320,275        $281,171
Operating Income (a)                    55,540          50,422         70,209          45,908
Net Income                              36,749          32,571         50,852          29,688
==============================================================================================

(a) Restated to conform with presentations adopted during 1997.

SELECTED FINANCIAL DATA
-------------------------------------------------------------------------------------------------------------
Amounts in Thousands of Dollars             1997        1996        1995        1994        1993        1992
-------------------------------------------------------------------------------------------------------------
INCOME STATEMENT ITEMS
Total operating revenues              $1,164,941  $1,176,825  $1,179,784  $1,168,624  $1,160,685  $1,150,380
Operating income                      $  207,385  $  222,079  $  246,637  $  236,556  $  240,168  $  258,367
Net income                            $  141,820  $  149,860  $  151,070  $  147,449  $  147,362  $  149,768
Earnings for common stock             $  137,798  $  145,815  $  145,750  $  141,403  $  138,174  $  140,357
-------------------------------------------------------------------------------------------------------------

BALANCE SHEET ITEMS
Property, plant and equipment--net    $2,562,919  $2,717,473  $2,978,903  $3,068,519  $3,123,948  $3,018,641
Total assets                          $3,840,179  $3,897,086  $4,067,665  $4,149,867  $4,388,103  $3,718,092
-------------------------------------------------------------------------------------------------------------
Capitalization:
Common stockholder's equity           $1,003,833  $  989,424  $1,131,334  $1,115,512  $1,100,671  $1,107,609
Non-redeemable preferred and
 preference stock                        226,503     223,072      70,966      95,345     124,736     123,430
Redeemable preferred and
 preference stock                             --          --          --          --       8,392       8,579
Long-term debt                         1,218,276   1,271,961   1,322,531   1,368,930   1,416,705   1,413,001
-------------------------------------------------------------------------------------------------------------
Total capitalization                  $2,448,612  $2,484,457  $2,524,831  $2,579,787  $2,650,504  $2,652,619
=============================================================================================================

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    None.


                                   Part III

Item 10.  Directors and Executive Officers of the Registrant.

    All directors of DQE are also directors of Duquesne. Information relating to DQE's and Duquesne's board of directors is set forth in Exhibit 99.2 hereto. The information is incorporated here by reference. Information relating to the executive officers of the Registrant is set forth in Part I of this Report under the caption "Executive Officers of the Registrant."


Item 11.  Executive Compensation.

    The information relating to executive compensation is set forth in Exhibit 99.1, filed as part of this Report. The information is incorporated here by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

    DQE is the beneficial owner and holder of all shares of outstanding Common Stock, $1 par value, of Duquesne, consisting of 10 shares as of February 28, 1998. Information relating to the ownership of equity securities of DQE and Duquesne by directors and executive officers of Duquesne is set forth in Exhibit 99.1, filed as part of this Report. The information is incorporated here by reference.

Item 13.  Certain Relationships and Related Transactions.

    None.

                                    Part IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

    (a)(1) The following information is set forth here on pages 20 through 45:

    Report of Independent Certified Public Accountants.

    Statement of Consolidated Income for the Three Years Ended December 31,
    1997.

    Consolidated Balance Sheet, December 31, 1997 and 1996.

    Statement of Consolidated Cash Flows for the Three Years Ended December 31, 1997.

    Statement of Consolidated Retained Earnings for the Three Years Ended December 31, 1997.

    Notes to Consolidated Financial Statements.

    (a)(2) The following financial statement schedule and the related Report of Independent Certified Public Accountants are filed here as a part of this
Report:

    Schedule for the Three Years Ended December 31, 1997:

    II--Valuation and Qualifying Accounts.

    The remaining schedules are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the financial statements or notes to the financial statements.

    (a)(3) Exhibits are set forth in the Exhibits Index below, and incorporated here by reference. Documents other than those designated as being filed here are incorporated here by reference. Previously filed documents incorporated by reference to a DQE Annual Report on Form 10-K, a Quarterly Report on Form 10-Q or a Current Report on Form 8-K are at Securities and Exchange Commission File No. 1-10290. Documents incorporated by reference to a Duquesne Light Company Annual Report on Form 10-K, Quarterly Report on Form 10-Q or a Current Report on Form 8-K are at Securities and Exchange Commission File No. 1-956. The Exhibits include the management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(d)(10)(iii), of Regulation S-K.

    (b) No Reports on Form 8-K were filed during the fiscal quarter ended December 31, 1997.

                                Exhibits Index


    Exhibit                                                                          Method of
      No.                               Description                                   Filing

      2.1         Agreement and Plan of Merger dated as of April 5, 1997,  Exhibit 2(a) to the Form 8-K
                  among DQE, AYE and AYP Sub, Inc.                         Current Report of DQE dated
                                                                           April 8, 1997.

      2.2         Stock Option Agreement dated as of April 5, 1997,        Exhibit 2(b) to the Form 8-K
                  between DQE, and AYE.                                    Current Report of DQE dated
                                                                           April 8, 1997.

      2.3         Letter Agreement dated as of April 5, 1997, between      Exhibit 2(c) to the Form 8-K
                  DQE, and AYE.                                            Current Report of DQE dated
                                                                           April 8, 1997.

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

      3.2         By-Laws of Duquesne Light Company, as amended            Exhibit 3.2 to the Form 10-K
                  through December 18, 1996 and as currently in effect.    Annual Report of Duquesne
                                                                           Light Company for the year
                                                                           ended December 31, 1996.

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


    Exhibit                                                                          Method of
      No.                               Description                                   Filing

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

                  Supplemental Indenture No. 13.                           Exhibit 4.3 to the Form 10-K
                                                                           Annual Report of Duquesne
                                                                           Light Company for the year
                                                                           ended December 31, 1996.

                  Supplemental Indenture No. 14.                           Filed here.

      4.4         Amended and Restated Agreement of Limited Partnership    Exhibit 4.4 to the Form 10-K
                  of Duquesne Capital L.P., dated as of May 14, 1996.      Annual Report of Duquesne
                                                                           Light Company for the year
                                                                           ended December 31, 1996.

      4.5         Payment and Guarantee Agreement dated as of May 14,      Exhibit 4.5 to the Form 10-K
                  1996 by Duquesne Light Company with respect to MIPS.     Annual Report of Duquesne
                                                                           Light Company for the year
                                                                           ended December 31, 1996.

      4.6         Indenture dated as of May 1, 1996 by Duquesne Light      Exhibit 4.6 to the Form 10-K
                  Company to the First National Bank of Chicago as         Annual Report of Duquesne
                  Trustee.                                                 Light Company for the year
                                                                           ended December 31, 1996.


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

     10.11        Amendment No. 1 dated December 23, 1993 to               Exhibit 10.11 to the Form 10-K
                  Transmission Facilities Agreement (as of January 1,      Annual Report of Duquesne
                  1993).                                                   Light Company for the year
                                                                           ended December 31, 1993.

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


                  Agreements relating to the Sale and Leaseback
                           of Beaver Valley Unit No. 2:

     10.14        Order of the Pennsylvania Public Utility Commission      Exhibit 28.2 to the Form 10-Q
                  dated September 25, 1987 regarding the application       Quarterly Report of Duquesne
                  of the Duquesne Light Company under Section 1102(a)(3)   Light Company for the quarter
                  of the Public Utility Code for approval in connection    ended September 30, 1987.
                  with the sale and leaseback of its interest in Beaver
                  Valley Unit No. 2.



    Exhibit                                                                          Method of
      No.                               Description                                   Filing

     10.15        Order of the Pennsylvania Public Utility Commission      Exhibit 10.28 to the Form 10-K
                  dated October 15, 1992 regarding the Securities          Annual Report of Duquesne
                  Certificate of Duquesne Light Company for the            Light Company for the year
                  assumption of contingent obligations under               ended December 31, 1992.
                  financing agreements in connection with the
                  refunding of Collateralized Lease Bonds.

    x10.16        Facility Lease dated as of September 15, 1987 between    Exhibit (4)(c) to Registration
                  The First National Bank of Boston, as Owner Trustee      Statement (Form S-3)
                  under a Trust Agreement dated as of September 15, 1987   No. 33-18144.
                  with the limited partnership Owner Participant named
                  therein, Lessor, and Duquesne Light Company, Lessee.

    y10.17        Facility Lease dated as of September 15, 1987 between    Exhibit (4)(d) to Registration
                  The First National Bank of Boston, as Owner Trustee      Statement (Form S-3)
                  under a Trust Agreement dated as of September 15,        No. 33-18144.
                  1987, with the corporate Owner Participant named
                  therein, Lessor, and Duquesne Light Company, Lessee.

    x10.18        Amendment No. 1 dated as of December 1, 1987 to          Exhibit 10.30 to the Form 10-K
                  Facility Lease dated as of September 15, 1987 between    Annual Report of Duquesne
                  The First National Bank of Boston, as Owner Trustee      Light Company for the year
                  under a Trust Agreement dated as of September 15, 1987   ended December 31, 1987.
                  with the limited partnership Owner Participant named
                  therein, Lessor, and Duquesne Light Company, Lessee.

    y10.19        Amendment No. 1 dated as of December 1, 1987 to          Exhibit 10.31 to the Form 10-K
                  Facility Lease dated as of September 15, 1987 between    Annual Report of Duquesne
                  The First National Bank of Boston, as Owner Trustee      Light Company for the year
                  under a Trust Agreement dated as of September 15,        ended December 31, 1987.
                  1987 with the corporate Owner Participant named
                  therein, Lessor, and Duquesne Light Company, Lessee.

    x10.20        Amendment No. 2 dated as of November 15, 1992 to         Exhibit 10.33 to the Form 10-K
                  Facility Lease dated as of September 15, 1987 between    Annual Report of Duquesne
                  The First National Bank of Boston, as Owner Trustee      Light Company for the year
                  under a Trust Agreement dated as of September 15, 1987   ended December 31, 1992.
                  with the limited partnership Owner Participant named
                  therein, Lessor, and Duquesne Light Company, Lessee.

    y10.21        Amendment No. 2 dated as of November 15, 1992 to         Exhibit 10.34 to the Form 10-K
                  Facility Lease dated as of September 15, 1987 between    Annual Report of Duquesne
                  The First National Bank of Boston, as Owner Trustee      Light Company for the year
                  under a Trust Agreement dated as of September 15,        ended December 31, 1992.
                  1987 with the corporate Owner Participant named
                  therein, Lessor, and Duquesne Light Company, Lessee.

    x10.22        Amendment No. 3 dated as of October 13, 1994 to          Exhibit 10.25 to the Form 10-K
                  Facility Lease dated as of September 15, 1987 between    Annual Report of Duquesne
                  The First National Bank of Boston, as Owner Trustee      Light Company for the year
                  under a Trust Agreement dated as of September 15, 1987   ended December 31, 1994.
                  with the limited partnership Owner Participant named
                  therein, Lessor, and Duquesne Light Company, Lessee.



    Exhibit                                                                          Method of
      No.                               Description                                   Filing

    y10.23        Amendment No. 3 dated as of October 13, 1994 to          Exhibit 10.26 to the Form 10-K
                  Facility Lease dated as of September 15, 1987 between    Annual Report of Duquesne
                  The First National Bank of Boston, as Owner Trustee      Light Company for the year
                  under a Trust Agreement dated as of September 15, 1987   ended December 31, 1994.
                  with the corporate Owner Participant named therein,
                  Lessor, and Duquesne Light Company, Lessee.

    x10.24        Participation Agreement dated as of September 15,        Exhibit (28)(a) to Registration
                  1987 among the limited partnership Owner                 Statement (Form S-3)
                  Participant named therein, the Original Loan             No. 33-18144.
                  Participants listed in Schedule 1 thereto, as Original
                  Loan Participants, DQU Funding Corporation, as Funding
                  Corp, The First National Bank of Boston, as Owner
                  Trustee, Irving Trust Company, as Indenture Trustee and
                  Duquesne Light Company, as Lessee.

    y10.25        Participation Agreement dated as of September 15, 1987   Exhibit (28)(b) to Registration
                  among the corporate Owner Participant named therein,     Statement (Form S-3)
                  the Original Loan Participants listed in Schedule 1      No. 33-18144.
                  thereto, as Original Loan Participants, DQU Funding
                  Corporation, as Funding Corp, The First National Bank
                  of Boston, as Owner Trustee, Irving Trust Company, as
                  Indenture Trustee and Duquesne Light Company, as Lessee.

    x10.26        Amendment No. 1 dated as of December 1, 1987 to          Exhibit 10.34 to the Form 10-K
                  Participation Agreement dated as of September 15, 1987   Annual Report of Duquesne
                  among the limited partnership Owner Participant named    Light Company for the year
                  therein, the Original Loan Participants listed therein,  ended December 31, 1987.
                  as Original Loan Participants, DQU Funding
                  Corporation, as Funding Corp, The First National Bank
                  of Boston, as Owner Trustee, Irving Trust Company, as
                  Indenture Trustee and Duquesne Light Company, as Lessee.

    y10.27        Amendment No. 1 dated as of December 1, 1987 to          Exhibit 10.35 to the Form 10-K
                  Participation Agreement dated as of September 15, 1987   Annual Report of Duquesne
                  among the corporate Owner Participant named therein,     Light Company for the year
                  the Original Loan Participants listed therein, as        ended December 31, 1987.
                  Original Loan Participants, DQU Funding Corporation, as
                  Funding Corp, The First National Bank of Boston, as
                  Owner Trustee, Irving Trust Company, as Indenture
                  Trustee and Duquesne Light Company, as Lessee.

    x10.28        Amendment No. 2 dated as of March 1, 1988 to             Exhibit (28)(c)(3) to
                  Participation Agreement dated as of September 15, 1987   Registration Statement
                  among the limited partnership Owner Participant named    (Form S-3) No. 33-54648.
                  therein, DQU Funding Corporation, as Funding Corp,
                  The First National Bank of Boston, as Owner Trustee,
                  Irving Trust Company, as Indenture Trustee and
                  Duquesne Light Company, as Lessee.



    Exhibit                                                                          Method of
      No.                               Description                                   Filing

    y10.29        Amendment No. 2 dated as of March 1, 1988 to             Exhibit (28)(c)(4) to
                  Participation Agreement dated as of September 15, 1987   Registration Statement
                  among the corporate Owner Participant named therein,     (Form S-3) No. 33-54648.
                  DQU Funding Corporation, as Funding Corp,
                  The First National Bank of Boston, as Owner Trustee,
                  Irving Trust Company, as Indenture Trustee and
                  Duquesne Light Company, as Lessee.

    x10.30        Amendment No. 3 dated as of November 15, 1992 to         Exhibit 10.41 to the Form 10-K
                  Participation Agreement dated as of September 15, 1987   Annual Report of Duquesne
                  among the limited partnership Owner Participant named    Light Company for the year
                  therein, DQU Funding Corporation, as Funding Corp,       ended December 31, 1992.
                  DQU II Funding Corporation, as New Funding Corp,
                  The First National Bank of Boston, as Owner Trustee,
                  The Bank of New York, as Indenture Trustee and
                  Duquesne Light Company, as Lessee.

    y10.31        Amendment No. 3 dated as of November 15, 1992 to         Exhibit 10.42 to the Form 10-K
                  Participation Agreement dated as of September 15, 1987   Annual Report of Duquesne
                  among the corporate Owner Participant named therein,     Light Company for the year
                  DQU Funding Corporation, as Funding Corp,                ended December 31, 1992.
                  DQU II Funding Corporation, as New Funding Corp,
                  The First National Bank of Boston, as Owner Trustee,
                  The Bank of New York, as Indenture Trustee and
                  Duquesne Light Company, as Lessee.

    x10.32        Amendment No. 4 dated as of October 13, 1994 to          Exhibit 10.35 to the Form 10-K
                  Participation Agreement dated as of September 15, 1987   Annual Report of Duquesne
                  among the limited partnership Owner Participant named    Light Company for the year
                  therein, DQU Funding Corporation, as Funding Corp,       ended December 31, 1994.
                  DQU II Funding Corporation, as New Funding Corp,
                  The First National Bank of Boston, as Owner Trustee,
                  The Bank of New York, as Indenture Trustee and
                  Duquesne Light Company, as Lessee.

    y10.33        Amendment No. 4 dated as of October 13, 1994 to          Exhibit 10.36 to the Form 10-K
                  Participation Agreement dated as of September 15, 1987   Annual Report of Duquesne
                  among the corporate Owner Participant named therein,     Light Company for the year
                  DQU Funding Corporation, as Funding Corp,                ended December 31, 1994.
                  DQU II Funding Corporation, as New Funding Corp,
                  The First National Bank of Boston, as Owner Trustee,
                  The Bank of New York, as Indenture Trustee and
                  Duquesne Light Company, as Lessee.

    z10.34        Ground Lease and Easement Agreement dated as of          Exhibit (28)(e) to Registration
                  September 15, 1987 between Duquesne Light Company,       Statement (Form S-3)
                  Ground Lessor and Grantor, and The First National Bank   No. 33-18144.
                  of Boston, as Owner Trustee under a Trust Agreement
                  dated as of September 15, 1987 with the limited
                  partnership Owner Participant named therein,
                  Tenant and Grantee.



    Exhibit                                                                          Method of
      No.                               Description                                   Filing

    z10.35        Assignment, Assumption and Further Agreement dated as    Exhibit (28)(f) to Registration
                  of September 15, 1987 among The First National Bank of   Statement (Form S-3)
                  Boston, as Owner Trustee under a Trust Agreement dated   No. 33-18144.
                  as of September 15, 1987 with the limited partnership
                  Owner Participant named therein, The Cleveland Electric
                  Illuminating Company, Duquesne Light Company, Ohio
                  Edison Company, Pennsylvania Power Company and The
                  Toledo Edison Company.

    z10.36        Additional Support Agreement dated as of September 15,   Exhibit (28)(g) to Registration
                  1987 between The First National Bank of Boston, as       Statement (Form S-3)
                  Owner Trustee under a Trust Agreement dated as of        No. 33-18144.
                  September 15, 1987 with the limited partnership Owner
                  Participant named therein, and Duquesne Light Company.

    z10.37        Indenture, Bill of Sale, Instrument of Transfer and      Exhibit (28)(h) to Registration
                  Severance Agreement dated as of October 2, 1987          Statement (Form S-3)
                  between Duquesne Light Company, Seller, and The First    No. 33-18144.
                  National Bank of Boston, as Owner Trustee under a Trust
                  Agreement dated as of September 15, 1987 with the
                  limited partnership Owner Participant named therein,
                  Buyer.

    z10.38        Tax Indemnification Agreement dated as of September 15,  Exhibit 28.1 to the Form 8-K
                  1987 between the Owner Participant named therein and     Current Report of Duquesne
                  Duquesne Light Company, as Lessee.                       Light Company dated
                                                                           November 20, 1987.

    z10.39        Amendment No. 1 dated as of November 15, 1992 to         Exhibit 10.48 to the Form 10-K
                  Tax Indemnification Agreement dated as of September 15,  Annual Report of Duquesne
                  1987 between the Owner Participant named therein and     Light Company for the year
                  Duquesne Light Company, as Lessee.                       ended December 31, 1992.

    z10.40        Amendment No. 2 dated as of October 13, 1994 to Tax      Exhibit 10.43 to the Form 10-K
                  Indemnification Agreement dated as of September 15, 1987 Annual Report of Duquesne
                  between the Owner Participant named therein and          Light Company for the year
                  Duquesne Light Company, as Lessee.                       ended December 31, 1994.

    z10.41        Extension Letter dated December 8, 1992 from             Exhibit 10.49 to the Form 10-K
                  Duquesne Light Company, each Owner Participant, The      Annual Report of Duquesne
                  First National Bank of Boston, the Lease Indenture       Light Company for the year
                  Trustee, DQU Funding Corporation and DQU II              ended December 31, 1992.
                  Funding Corporation addressed to the New Collateral
                  Trust Trustee extending their respective representations
                  and warranties and covenants set forth in each of the
                  Participation Agreements.

    x10.42        Trust Indenture, Mortgage, Security Agreement and        Exhibit (4)(g) to Registration
                  Assignment of Facility Lease dated as of September 15,   Statement (Form S-3)
                  1987 between The First National Bank of Boston, as       No. 33-18144.
                  Owner Trustee under a Trust Agreement dated as of
                  September 15, 1987 with the limited partnership Owner
                  Participant named therein, and Irving Trust Company,
                  as Indenture Trustee.



    Exhibit                                                                          Method of
      No.                               Description                                   Filing

    y10.43        Trust Indenture, Mortgage, Security Agreement and        Exhibit (4)(h) to Registration
                  Assignment of Facility Lease dated as of September 15,   Statement (Form S-3)
                  1987 between The First National Bank of Boston, as       No. 33-18144.
                  Owner Trustee under a Trust Agreement dated as of
                  September 15, 1987 with the corporate Owner
                  Participant named therein, and Irving Trust Company,
                  as Indenture Trustee.

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

    y10.45        Supplemental Indenture No. 1 dated as of December 1,     Exhibit 10.46 to the Form 10-K
                  1987 to Trust Indenture, Mortgage, Security Agreement    Annual Report of Duquesne
                  and Assignment of Facility Lease dated as of September   Light Company for the year
                  15, 1987 between The First National Bank of Boston, as   ended December 31, 1987.
                  Owner Trustee under a Trust Agreement dated as of
                  September 15, 1987 with the corporate Owner
                  Participant named therein, and Irving Trust Company,
                  as Indenture Trustee.

    x10.46        Supplemental Indenture No. 2 dated as of November 15,    Exhibit 10.54 to the Form 10-K
                  1992 to Trust Indenture, Mortgage, Security Agreement    Annual Report of Duquesne
                  and Assignment of Facility Lease dated as of September   Light Company for the year
                  15, 1987 between The First National Bank of Boston, as   ended December 31, 1992.
                  Owner Trustee under a Trust Agreement dated as of
                  September 15, 1987 with the limited partnership Owner
                  Participant named therein, and The Bank of New York,
                  as Indenture Trustee.

    y10.47        Supplemental Indenture No. 2 dated as of November 15,    Exhibit 10.55 to the Form 10-K
                  1992 to Trust Indenture, Mortgage, Security Agreement    Annual Report of Duquesne
                  and Assignment of Facility Lease dated as of September   Light Company for the year
                  15, 1987 between The First National Bank of Boston, as   ended December 31, 1992.
                  Owner Trustee under a Trust Agreement dated as of
                  September 15, 1987 with the corporate Owner
                  Participant named therein, and The Bank of New York,
                  as Indenture Trustee.

     10.48        Reimbursement Agreement dated as of October 1, 1994      Exhibit 10.51 to the Form 10-K
                  among Duquesne Light Company, Swiss Bank                 Annual Report of Duquesne
                  Corporation, New York Branch, as LOC Bank, Union         Light Company for the year
                  Bank, as Administrating Bank, Swiss Bank                 ended December 31, 1994.
                  Corporation, New York Branch, as Administrating Bank
                  and The Participating Banks Named Therein.



    Exhibit                                                                          Method of
      No.                               Description                                   Filing

     10.49        Collateral Trust Indenture dated as of November 15, 1992 Exhibit 10.58 to the Form 10-K
                  among DQU II Funding Corporation, Duquesne Light         Annual Report of Duquesne
                  Company and The Bank of New York, as Trustee.            Light Company for the year
                                                                           ended December 31, 1992.

     10.50        First Supplemental Indenture dated as of November 15,    Exhibit 10.59 to the Form 10-K
                  1992 to Collateral Trust Indenture dated as of           Annual Report of Duquesne
                  November 15, 1992 among DQU II Funding Corporation,      Light Company for the year
                  Duquesne Light Company and The Bank of New  York, as     ended December 31, 1992.
                  Trustee.

     x10.51       Refinancing Agreement dated as of November 15, 1992      Exhibit 10.60 to the Form 10-K
                  among the limited partnership Owner Participant          Annual Report of Duquesne
                  named therein, as Owner Participant, DQU Funding         Light Company for the year
                  Corporation, as Funding Corp, DQU II Funding             ended December 31, 1992.
                  Corporation, as New Funding Corp, The First
                  National Bank of Boston, as Owner Trustee, The Bank
                  of New York, as Indenture Trustee, The Bank of New
                  York, as Collateral Trust Trustee, The Bank of New York,
                  as New Collateral Trust Trustee, and Duquesne Light
                  Company, as Lessee.

    y10.52        Refinancing Agreement dated as of November 15, 1992      Exhibit 10.61 to the Form 10-K
                  among the corporate Owner Participant named therein,     Annual Report of Duquesne
                  as Owner Participant, DQU Funding Corporation,           Light Company for the year
                  as Funding Corp, DQU II Funding Corporation,             ended December 31, 1992.
                  as New Funding Corp, The First National Bank of Boston,
                  as Owner Trustee, The Bank of New York, as Indenture
                  Trustee, The Bank of New York, as Collateral Trust
                  Trustee, The Bank of New York, as New Collateral Trust
                  Trustee, and Duquesne Light Company, as Lessee.

    x10.53        Addendum dated December 8, 1992 to Refinancing           Exhibit 10.62 to the Form 10-K
                  Agreement dated as of November 15, 1992 among the        Annual Report of Duquesne
                  limited partnership Owner Participant named therein,     Light Company for the year
                  as Owner Participant, DQU Funding Corporation, as        ended December 31, 1992.
                  Funding Corp, DQU II Funding Corporation, as New
                  Funding Corp, The First National Bank of Boston, as
                  Owner Trustee, The Bank of New York, as Indenture
                  Trustee, The Bank of New York, as Collateral Trust
                  Trustee, The Bank of New York, as New Collateral Trust
                  Trustee, and Duquesne Light Company, as Lessee.

    y10.54        Addendum dated December 8, 1992 to Refinancing           Exhibit 10.63 to the Form 10-K
                  Agreement dated as of November 15, 1992 among the        Annual Report of Duquesne
                  corporate Owner Participant named therein, as            Light Company for the year
                  Owner Participant, DQU Funding Corporation, as           ended December 31, 1992.
                  Funding Corp, DQU II Funding Corporation, as New
                  Funding Corp, The First National Bank of Boston, as
                  Owner Trustee, The Bank of New York, as Indenture
                  Trustee, The Bank of New York, as Collateral Trust
                  Trustee, The Bank of New York, as New Collateral Trust
                  Trustee, and Duquesne Light Company, as Lessee.



    Exhibit                                                                          Method of
      No.                               Description                                   Filing

                               Other Agreements:

     10.55        Deferred Compensation Plan for the Directors of          Exhibit 10.1 to the Form 10-K
                  Duquesne Light Company, as amended to date.              Annual Report of DQE for the
                                                                           year ended December 31, 1992.

     10.56        Incentive Compensation Program for Certain Executive     Exhibit 10.2 to the Form 10-K
                  Officers of Duquesne Light Company, as amended to        Annual Report of DQE for the
                  date.                                                    year ended December 31, 1992.

     10.57        Description of Duquesne Light Company Pension            Exhibit 10.3 to the Form 10-K
                  Service Supplement Program.                              Annual Report of DQE for the
                                                                           year ended December 31, 1992.

     10.58        Duquesne Light Company Outside Directors'                Exhibit 10.59 to the Form 10-K
                  Retirement Plan, as amended to date.                     Annual Report of Duquesne
                                                                           Light Company for the year
                                                                           ended December 31, 1996.

     10.59        Duquesne Light/DQE Charitable Giving Program.            Exhibit 10.6 to the Form 10-K
                                                                           Annual Report of DQE for the
                                                                           year ended December 31, 1992.

     10.60        Performance Incentive Program for DQE, Inc. and          Exhibit 10.7 to the Form 10-K
                  Subsidiaries formerly known as the Duquesne Light        Annual Report of DQE for the
                  Company Performance Incentive Program.                   year ended December 31, 1996.

     10.61        Employment Agreement dated as of August 30, 1994         Exhibit 10.9 to the Form 10-K
                  between DQE, Duquesne Light Company and                  Annual Report of DQE for the
                  David D. Marshall.                                       year ended December 31, 1994.

     10.62        First Amendment dated as of June 27, 1995 to             Exhibit 10.68 to the Form 10-K
                  Employment Agreement dated as of August 30, 1994         Annual Report of Duquesne
                  between DQE, Duquesne Light Company and                  Light Company for the year
                  David D. Marshall.                                       ended December 31, 1995.

     10.63        Employment Agreement dated as of August 30, 1994         Duquesne Light Company
                  between DQE, Duquesne Light Company and                  Exhibit 10.10 to the Form 10-K
                  Gary L. Schwass.                                         Annual Report of DQE for the
                                                                           year ended December 31, 1994.

     10.64        Employment Agreement dated as of October 14, 1996        Exhibit 10.70 to the Form 10-K
                  between Duquesne Light Company and James E. Cross.       Annual Report of Duquesne
                                                                           Light Company for the year
                                                                           ended December 31, 1996.

     10.65        Non-Competition and Confidentiality Agreement dated      Exhibit 10.14 to the Form 10-K
                  as of October 3, 1996 by and among DQE, Inc., Duquesne   Annual Report of DQE for the
                  Light Company and David D. Marshall, together with a     year ended December 31, 1996.
                  schedule listing substantially identical agreements with
                  Victor A. Roque, James D.Mitchell and James E. Cross.



    Exhibit                                                                          Method of
      No.                               Description                                   Filing

     10.66        Schedule to Non-Competition and Confidentiality          Exhibit 10.12 to the Form 10-K
                  Agreement dated as of October 3, 1996 (Exhibit 10.14     Annual Report of DQE for the
                  to the Form 10-K Annual Report of DQE for the year       year ended December 31, 1997.
                  ended December 31, 1996) listing substantially identical
                  agreements with Gary R. Brandenberger and
                  Donald J. Clayton.

     10.67        Severance Agreement dated April 4, 1997, between the     Exhibit 10.1 to the Form 10-Q
                  Company and David D. Marshall, together with a           Quarterly Report of DQE for the
                  schedule describing substantially identical agreements   quarter ended March 31, 1997.
                  with Gary L. Schwass, Victor A. Roque, James E. Cross
                  and James D. Mitchell.

     10.68        Schedule to Severance Agreement dated April 4, 1997      Exhibit 10.14 to the Form 10-K
                  (Exhibit 10.1 to the Form 10-Q Quarterly                 Annual Report of DQE for the
                  Report of DQE for the quarter ended March 31, 1997)      year ended December 31, 1997.
                  ended December 31, 1996) listing substantially identical
                  agreements with Gary R. Brandenberger and
                  Donald J. Clayton.

     12.1         Calculation of Ratio of Earnings to Fixed Charges.       Filed here.

     21.1         Subsidiaries of registrant:
                  Duquesne has no significant subsidiaries.

     23.1         Independent Auditors' Consent.                           Filed here.

     27.1         Financial Data Schedule.                                 Filed here.

     99.1         Executive Compensation of Duquesne Light Company         Filed here.
                  Executive Officers for 1997 and Security Ownership
                  of Duquesne Light Company Directors and
                  Executive Officers as of December 31, 1997.

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

   Copies of the exhibits listed above will be furnished, upon request, to holders or beneficial owners of any class of Duquesne's stock as of February 28, 1998, subject to payment in advance of the cost of reproducing the exhibits requested.

              --------------------------------------------------

                                                                     SCHEDULE II



                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1997, 1996 and 1995
                             (Thousands of Dollars)



                 Column A                      Column B    Column C     Column D     Column E    Column F
                 --------                     ----------  -----------  -----------  -----------  --------
                                                                  Additions
                                                          -----------------------
                                              Balance at  Charged to   Charged to                Balance
                                              Beginning    Costs and      Other                  at End
                Description                    of Year     Expenses     Accounts    Deductions   of Year
                -----------                   ----------  -----------  -----------  -----------  --------
   Year Ended December 31, 1997
   Reserve Deducted from the Asset
      to which it applies:
      Allowance for uncollectible accounts       $18,294     $11,000     $3,934(A)   $18,212(B)   $15,016
                                              ----------  ----------   ----------   ----------    --------

   Year Ended December 31, 1996
   Reserve Deducted from the Asset
      to which it applies:
      Allowance for uncollectible accounts       $17,920     $10,582     $4,080(A)   $14,288(B)  $18,294
                                              ----------  ----------   ----------   ----------   --------
   Year Ended December 31, 1995
   Reserve Deducted from the Asset
      to which it applies:
      Allowance for uncollectible accounts       $15,021     $13,430     $3,567(A)   $14,098(B)  $17,920
                                              ----------  ----------   ----------   ----------   --------

   Notes:  (A) Recovery of accounts previously written off.
           (B) Accounts receivable written off.

                                  Signatures

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DUQUESNE LIGHT COMPANY
                                               (Registrant)

Date:  March 23, 1998                    By:  /s/ David D. Marshall
                                            -----------------------
                                                   (Signature)
                                                David D. Marshall
                                 President, Chief Executive Officer and Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           Signature                                   Title                            Date

        /s/ David D. Marshall     President, Chief Executive Officer and Director  March 23, 1998
--------------------------------
         David D. Marshall

         /s/ Gary L. Schwass      Senior Vice President and Chief Financial        March 23, 1998
--------------------------------  Officer
         Gary L. Schwass

         /s/ Morgan K. O'Brien    Vice President and Controller                    March 23, 1998
--------------------------------  (Principal Accounting Officer)
         Morgan K. O'Brien

         /s/ Daniel Berg          Director                                         March 23, 1998
--------------------------------
         Daniel Berg

        /s/ Doreen E. Boyce       Director                                         March 23, 1998
--------------------------------
         Doreen E. Boyce

         /s/ Robert P. Bozzone    Director                                         March 23, 1998
--------------------------------
         Robert P. Bozzone

         /s/ Sigo Falk            Director                                         March 23, 1998
--------------------------------
         Sigo Falk

         /s/ William H. Knoell    Director                                         March 23, 1998
--------------------------------
         William H. Knoell

         /s/ Thomas J. Murrin     Director                                         March 23, 1998
--------------------------------
         Thomas J. Murrin

                                  Director
--------------------------------
         Eric W. Springer
