Form 10-Q
period 1998-09-30
DUQUESNE LIGHT CO
filed 1998-11-16
CIK 30573

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended   September 30, 1998
                                    ----------------------

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

DQE, Inc. is the holder of all shares of common stock, $1 par value, of Duquesne Light Company consisting of 10 shares as of September 30, 1998 and October 31, 1998.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                            DUQUESNE LIGHT COMPANY
                  CONDENSED STATEMENT OF CONSOLIDATED INCOME
                            (Thousands of Dollars)
                                  (Unaudited)

                                                               Three Months Ended                           Nine Months Ended
                                                         September 30,                               September 30,
                                                 -------------------------------            ----------------------------------
                                                    1998                1997                     1998               1997
                                                 ------------       ------------            -------------       -------------
Operating Revenues
  Sales of Electricity:
    Customers - net                              $    301,221       $    307,113            $     833,561       $     824,248
    Utilities                                          10,722              6,212                   24,764              21,232
                                                 ------------       ------------            -------------       -------------
  Total Sales of Electricity                          311,943            313,325                  858,325             845,480
  Other                                                11,984              9,513                   32,592              32,643
                                                 ------------       ------------            -------------       -------------
    Total Operating Revenues                          323,927            322,838                  890,917             878,123
                                                 ------------       ------------            -------------       -------------

Operating Expenses
  Fuel and purchased power                             85,335             63,031                  216,443             165,201
  Other operating                                      65,010             62,337                  185,252             189,779
  Maintenance                                          23,321             21,229                   59,273              61,529
  Depreciation and amortization                        39,663             60,493                  151,447             171,591
  Taxes other than income taxes                        21,174             21,140                   60,102              60,905
  Income taxes                                         26,243             29,835                   64,070              64,012
                                                 ------------       ------------            -------------       -------------
    Total Operating Expenses                          260,746            258,065                  736,587             713,017
                                                 ------------       ------------            -------------       -------------
OPERATING INCOME                                       63,181             64,773                  154,330             165,106
                                                 ------------       ------------            -------------       -------------
Other Income and Deductions                             8,251              6,028                   27,923              18,460
Income Before Interest and Other Charges
    and Extraordinary Item                             71,432             70,801                  182,253             183,566
Interest Charges                                       20,048             21,586                   60,583              64,499
Monthly Income Preferred Securities
  Dividend Requirements                                 3,141              3,141                    9,422               9,422
                                                 ------------       ------------            -------------       -------------
INCOME Before Extraordinary Item                       48,243             46,074                  112,248             109,645
Extraordinary Item (Net of Tax)                            --                 --                  (82,548)                 --
                                                 ------------       ------------            -------------       -------------
NET INCOME After Extraordinary Item                    48,243             46,074                   29,700             109,645
DIVIDENDS ON PREFERRED AND
  PREFERENCE STOCK                                        994              1,006                    2,983               3,020
                                                 ------------       ------------            -------------       -------------
EARNINGS for Common Stock                        $     47,249       $     45,068            $      26,717       $     106,625
                                                 ============       ============            =============       =============
EARNINGS for Common Stock
   Before Extraordinary Item                     $     47,249       $     45,068            $     109,265       $     106,625
Extraordinary Item (Net of Tax)                            --                 --                  (82,548)                 --
                                                 ------------       ------------            -------------       -------------
EARNINGS for Common Stock
  After Extraordinary Item                       $     47,249       $     45,068            $      26,717       $     106,625
                                                 ============       ============            =============       =============

See notes to condensed consolidated financial statements.

                             DUQUESNE LIGHT COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)
                                  (Unaudited)

                                                                      September 30,           December 31,
                                                                          1998                    1997
                                                                    ----------------        ----------------
ASSETS
Property, plant and equipment                                       $      4,497,925        $      4,510,738
Less:  Accumulated depreciation and amortization                          (3,255,446)             (1,947,819)
                                                                    ----------------        ----------------
    Property, plant and equipment - net                                    1,242,479               2,562,919
                                                                    ----------------        ----------------
Long-term investments                                                        197,989                 186,564
                                                                    ----------------        ----------------
Current assets:
  Cash and temporary cash investments                                        168,495                 165,169
  Receivables                                                                142,063                 121,975
  Other current assets, principally material and supplies                     86,419                  80,984
                                                                    ----------------        ----------------
    Total current assets                                                     396,977                 368,128
                                                                    ----------------        ----------------
Other non-current assets:
  Generation-related assets                                                2,175,616                 561,867
  Transmission and distribution-related assets                               111,995                 119,018
  Other deferred debits                                                       34,610                  41,683
                                                                    ----------------        ----------------
    Total other non-current assets                                         2,322,221                 722,568
                                                                    ----------------        ----------------
        TOTAL ASSETS                                                $      4,159,666        $      3,840,179
                                                                    ================        ================
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock - $1 par value (shares - 90,000,000
    authorized; 10 issued)                                          $             --        $             --
  Capital surplus                                                            833,894                 831,151
  Retained earnings                                                          108,399                 172,682
                                                                    ----------------        ----------------
    Total common stockholder's equity                                        942,293               1,003,833
                                                                    ----------------        ----------------
  Preferred and preference stock                                             228,118                 226,503
                                                                    ----------------        ----------------
  Long-term debt                                                           1,183,459               1,218,276
                                                                    ----------------        ----------------
    Total capitalization                                                   2,353,870               2,448,612
                                                                    ----------------        ----------------
Obligations under capital leases                                              41,047                  37,540
                                                                    ----------------        ----------------
Current liabilities:
  Current maturities and sinking fund requirements                            99,989                  97,523
  Other current liabilities                                                  161,514                 154,955
                                                                    ----------------        ----------------
    Total current liabilities                                                261,503                 252,478
                                                                    ----------------        ----------------
Deferred income taxes - net                                                  585,101                 599,811
                                                                    ----------------        ----------------
Deferred income                                                              125,610                 183,304
                                                                    ----------------        ----------------
Beaver Valley lease liability                                                487,565
                                                                    ----------------        ----------------
Other non-current liabilities                                                304,970                 318,434
                                                                    ----------------        ----------------
Commitments and contingencies (Note 4)
                                                                    ----------------        ----------------
        TOTAL CAPITALIZATION AND LIABILITIES                        $      4,159,666        $      3,840,179
                                                                    ================        ================

See notes to condensed consolidated financial statements.

                            DUQUESNE LIGHT COMPANY
                CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                            (Thousands of Dollars)
                                  (Unaudited)

                                                                             Nine Months Ended
                                                                                September 30
                                                                    ------------------------------------
                                                                         1998                  1997
                                                                    --------------        --------------
Cash Flows From Operating Activities
  Operations                                                        $      318,375        $      251,704
  Changes in working capital other than cash                               (65,862)               28,043
  Increase in ECR                                                          (19,219)              (13,866)
  Other                                                                      2,886                23,941
                                                                    --------------        --------------
    Net Cash Provided By Operating Activities                              236,180               289,822
                                                                    --------------        --------------
Cash Flows From Investing Activities
  Construction expenditures                                                (69,050)              (61,681)
  Long-term investments                                                    (25,497)               (8,739)
  Other                                                                        161                 6,178
                                                                    --------------        --------------
    Net Cash Used in Investing Activities                                  (94,386)              (64,242)
                                                                    --------------        --------------
Cash Flows From Financing Activities
  Dividends on capital stock                                               (94,672)             (106,732)
  Reductions of long-term obligations - net                                (36,732)              (16,310)
  Other                                                                     (7,064)                2,290
                                                                    --------------        --------------
    Net Cash Used in Financing Activities                                 (138,468)             (120,752)
                                                                    --------------        --------------
Net increase in cash and temporary cash investments                          3,326               104,828
Cash and temporary cash investments at beginning of period                 165,169               154,414
                                                                    --------------        --------------
Cash and temporary cash investments at end of period                $      168,495        $      259,242
                                                                    ==============        ==============
Non-Cash Investing and Financing Activities
  Capital lease obligations recorded                                $        5,011        $       17,004
                                                                    ==============        ==============


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

     As previously reported, in August 1997 the shareholders of DQE and Allegheny Energy, Inc. (AYE), approved a proposed tax-free, stock-for-stock merger, pursuant to which DQE would have become a wholly owned subsidiary of AYE. However, on October 5, 1998, DQE unilaterally terminated the merger agreement, and AYE filed suit in the United States District Court for the Western District of Pennsylvania requesting enforcement of the merger agreement, or in the alternative money damages for the termination. (See "Status of AYE Merger" discussion, Note 2, page 9.)

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

     These statements should be read with the financial statements and notes included in the Annual Report on Form 10-K filed with the SEC for the year ended December 31, 1997. The results of operations for the three and nine months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may also be affected by the estimates and assumptions management is required to make. Actual results could differ from those estimates.

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

     As a result of the PUC's final order regarding Duquesne's Stand-Alone Plan and Merger Plan under the Customer Choice Act (see "Rate Matters", Note 2, on page 6), the electricity generation portion of Duquesne's business no longer meets the criteria of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71). Accordingly, application of SFAS No. 71 to this portion of Duquesne's business has been discontinued and replaced by the application of SFAS No. 101, Regulated Enterprises -- Accounting for the Discontinuation of Application of FASB Statement No. 71 (SFAS No. 101) as interpreted by EITF 97-4,

Deregulation of the Pricing of Electricity -- Issues Related to the Application of FASB Statements No. 71 and 101. Under SFAS No. 101, the regulatory assets and liabilities of the generation portion of Duquesne are determined on the basis of the source from which the regulated cash flows to realize such regulatory assets and settle such liabilities will be derived. Pursuant to the PUC's final restructuring order, certain of Duquesne's generation-related regulatory assets will be recovered through a competitive transition charge (CTC) collected in connection with providing transmission and distribution services. Duquesne will continue to apply SFAS No. 71 with respect to such assets. Fixed assets related to the generation portion of Duquesne's business are evaluated in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of (SFAS No. 121). Applying SFAS No. 121 to the non-regulated generating assets, it has been determined that Duquesne's generating assets are impaired. However, pursuant to the PUC's final restructuring order, Duquesne will recover its above-market investment in generation assets through the CTC. Under Duquesne's plan to auction its generating assets, the market value utilized by the PUC in determining the value of the generating assets will be the net after-tax proceeds received from the auction of its generating assets. Accordingly, the amount of book value authorized to be recovered by the PUC has been reclassified on the condensed consolidated balance sheet from "Property, plant and equipment" to "Other non-current generation-related assets" until the auction has been completed and all approvals for the final CTC accounting have been granted. The electricity transmission and distribution portion of Duquesne's business continues to meet the SFAS No. 71 criteria and accordingly reflects regulatory assets and liabilities consistent with cost-based ratemaking regulations. (See "Rate Matters", Note 2, below.)

     Through the Energy Cost Rate Adjustment Clause (ECR), Duquesne recovered (to the extent that such amounts were not included in base rates) nuclear fuel, fossil fuel and purchased power expenses and, also through the ECR, passed to its customers the profits from short-term power sales to other utilities (collectively, ECR energy costs). As a consequence of the PUC's final orders regarding Duquesne's Merger Plan and Stand-Alone Plan (see "Rate Matters", Note 2, below), such fuel costs are no longer recoverable through the ECR. Instead, effective May 29, 1998 (the date of the PUC's final restructuring order), fuel costs are expensed as incurred and impact net income.

     Under-recoveries from customers prior to May 29, 1998, were recorded on the condensed consolidated balance sheet as a regulatory asset. At September 30, 1998, $42.7 million was receivable from customers. Duquesne expects to recover this amount through the CTC. (See "Restructuring Plans and Regulatory Orders",
Note 2, on page 7.) At December 31, 1997, $23.5 million was receivable from customers.

     Duquesne's long-term investments include assets of nuclear decommissioning trusts and marketable securities accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These investments are classified as available-for-sale and are stated at market value. The amounts of unrealized holding gains related to marketable securities were $32.3 million ($18.9 million, net of tax) at September 30, 1998 and $26.6 million ($15.6 million, net of tax) at December 31, 1997.


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

Customer Choice Pilots

     The pilot period gives utilities an opportunity to examine a wide range of technical and administrative details related to competitive markets, including metering, billing, and cost and design of unbundled electric services. The 28,000 customers participating in Duquesne's pilot may choose unbundled service, with their electricity provided by an alternative generation supplier, and will be subject to unbundled distribution and CTC charges approved by the PUC and unbundled transmission charges pursuant to Duquesne's FERC-approved tariff. Although the pilot program was implemented, pursuant to the PUC's order, on November 3, 1997, Duquesne earlier appealed the determination of the market price of generation set forth in the PUC's order to the Commonwealth Court of Pennsylvania. On November 6, 1998, Duquesne withdrew its appeal.

Phase-In to Competition

     The phase-in to competition begins in January 1999, when 66 percent of customers will have customer choice (including customers covered by the pilot program); all customers will have customer choice in January 2000. As of October 31, 1998, approximately 41 percent of Duquesne's customers had elected to participate in the customer choice program beginning in January 1999. As they are phased-in, customers that have chosen an electricity generation supplier other than Duquesne will pay that supplier for generation charges, and will pay Duquesne a CTC (discussed below) and charges for transmission and distribution. Customers that continue to buy their generation from Duquesne will pay for their service at current regulated tariff rates divided into generation, transmission and distribution charges. Under the Customer Choice Act, an electric distribution company, such as Duquesne, is to remain a regulated utility and may only offer PUC-approved, tariffed rates, including generation rates (capped at current levels so long as a CTC is being collected). Also under the Customer Choice Act, delivery of electricity (including transmission, distribution and customer service) will continue to be regulated in substantially the same manner as under current regulation.

     In an effort to "jump start" retail competition, Duquesne will make 600 megawatts of power available to licensed electric generation suppliers, to be used in supplying electricity to Duquesne's customers who have chosen other generation suppliers. The power will be available for the first six months of 1999 at a price of 2.6 cents per kilowatt-hour (KWH). This availability will be structured to ensure the power is used to benefit Duquesne's retail customers.

Rate Cap

     An overall four-and-one-half-year rate cap from January 1, 1997, will be imposed on the transmission and distribution charges of electric utility companies. Additionally, electric utility companies may not increase the generation price component of rates as long as transition costs are being recovered, with certain exceptions.

Restructuring Plans and Regulatory Orders

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

     Order on the Stand-Alone Plan. With respect to stranded cost recovery, the PUC's final order on the Stand-Alone Plan approves Duquesne's proposal to auction its generating assets and use the proceeds to offset stranded costs. The remaining balance of such costs (with certain exceptions described below) will be recovered from ratepayers through a CTC, collectible through 2005. Until the divestiture is complete, Duquesne has been ordered to use an interim system average CTC and shopping credit based on the methodology approved in its pilot program (approximately 2.9 cents per KWH for the CTC and approximately 3.8 cents per KWH for the shopping credit). The PUC's order approves the auction only in the context of the Stand-Alone Plan, not the Merger Plan.

     On August 27, 1998, Duquesne filed its auction plan with the PUC. Duquesne expects approval of the plan from the PUC by the end of 1998. The confidential bidding process will begin in early 1999. Only companies with an established record of owning and operating electric generating plants and with proof of their financial ability to purchase the plants without financing will qualify to bid. The transaction will have to be approved by various regulatory agencies, including the PUC, the FERC, the Nuclear Regulatory Commission (NRC), the Department of Justice and the Federal Trade Commission. Duquesne expects the process to last approximately 12 to 18 months from the opening of bidding to the closing of the sale.

     To help facilitate the auction process, on October 14, 1998, Duquesne entered into a non-binding agreement in principle with FirstEnergy Corp. to exchange ownership interests in certain plants. As proposed, Duquesne would acquire 100 percent ownership interests in three coal-fired power plants located in Avon Lake and Niles, Ohio and New Castle, Pennsylvania (totaling approximately 1,300 megawatts). In exchange, FirstEnergy Corp. would acquire Duquesne's interests in Beaver Valley Unit 1 (BV Unit 1), Beaver Valley Unit 2 (BV Unit 2), Perry Unit 1, Sammis Unit 7, Eastlake Unit 5 and Bruce Mansfield Units 1, 2 and 3 (totaling approximately 1,400 megawatts). Duquesne's investment in these plants at September 30, 1998, was $894.1 million which has been reclassified to "Other non-current generation-related assets" on the condensed consolidated balance sheet. Duquesne has requested the PUC to authorize the investment in the acquired power plants to be accounted for in the final auction proceeds accounting utilizing the previously authorized investment amount of the plants transferred by Duquesne. Duquesne expects this exchange to enhance the value received from the auction because participants will be able to bid on plants that are wholly owned by Duquesne, rather than plants that are jointly owned and/or operated by another entity. Additionally, the auction will include only coal- and oil-fired plants, which are anticipated to have a higher market value than nuclear plants. These value-enhancing features, along with a minimum level of auction proceeds guaranteed by FirstEnergy Corp., will maximize auction proceeds and thereby minimize transition costs required to be recovered through the CTC and reduce customer bills as rapidly as possible. Other benefits of this exchange for Duquesne include the resolution of all joint ownership issues, and other risks and costs associated with the nuclear units. Duquesne expects PUC approval of the exchange by the end of 1998. Certain aspects of the exchange will have to be approved by the FERC, the NRC and the Department of Justice. The closing of the exchange is expected to occur simultaneously with the closing of the sale of Duquesne's generation through the auction.

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

     At June 30, 1998, Duquesne recorded a charge to its earnings of $142.3 million ($82.5 million, net of tax) to reflect the disallowance associated with the investments in the cold reserved units and the disallowance of a portion of the regulatory asset claim described above.

     Order on the Merger Plan. The PUC's final order on the merger (as modified during the reconsideration process) would allow the transaction to be consummated but would require the parties to agree, prior to closing, to certain conditions. The conditions relate to the mitigation of market power, including membership in an independent system operator (ISO), an entity that would operate the transmission facilities of Duquesne, AYE and other utilities in the region. The merged company would be required immediately to relinquish control of 570 megawatts of output from Duquesne's Cheswick Power Station (Cheswick). Divestiture of a further 2,500 megawatts would be required if, based on a PUC evaluation in January 2000, the merged company continued to fail certain market power tests. The PUC would determine which generation assets would be divested and who would be eligible to bid for them. DQE objects to the PUC's having authority over all aspects of the divestiture, particularly the lack of any
provision to adjust stranded costs following the divestiture.   In addition,
Duquesne believes the Midwest ISO, as presently constituted and as approved by the FERC, will not mitigate the PUC's concerns regarding market power.

     The PUC's final order regarding the Merger Plan also addressed the recovery of stranded costs by Duquesne and AYE's wholly owned utility subsidiary West Penn Power Company (West Penn) in the event the merger is consummated. The order sets Duquesne's stranded costs at approximately $1.3 billion, using an administrative forecast of generation market values and costs. Applied to Duquesne, and compared to the Stand-Alone Plan, this methodology results in the disallowance of an additional $370 million in stranded costs (net present value, pre-tax). The PUC's final order also reduces Duquesne's recoverable stranded costs by $152 million for estimated generation-related merger synergies and reduces distribution rates beginning January 1, 2000, by $15 million annually to reflect estimated distribution-related merger synergies. The PUC's final order permits transition cost recovery through 2005 pursuant to a CTC initially set at an average of 2.58 cents per KWH for 1999 (resulting in an average shopping credit of 4.00 cents per KWH).

     With respect to West Penn, the PUC's final order disallows recovery of approximately $1 billion of West Penn's stranded cost claim (net present value, pre-tax). Of the disallowed amount, approximately $830 million relates to the impact of the administrative determination of generation market value and costs. The other disallowances relate to regulatory assets, non-utility generation and other transition costs. In addition, the PUC's final order reduces West Penn's recoverable stranded costs by $71 million for generation-related merger synergies and reduces distribution rates beginning January 1, 2000, by $9 million for distribution-related merger synergies. Duquesne believes that as of October 5, 1998, the relevant date under the merger agreement, AYE had suffered a material adverse effect and, despite ample opportunity, had not corrected it. Subsequent to the October 5, 1998 termination of the merger agreement, the PUC tentatively approved a settlement of the West Penn restructuring case, which settlement did not significantly increase the level of West Penn's allowed stranded costs.

     The FERC Order. The FERC issued its order regarding the proposed merger on September 16, 1998. The order required the sale of Cheswick prior to consummation of the merger, rejecting the proposal to relinquish control of 570 megawatts from that station in order to address market power concerns. Duquesne does not believe such a divestiture could be accomplished quickly enough to allow the proposed merger to occur within the timeframe contemplated in the merger agreement. In addition, the FERC order does not address or alter the financial effects on AYE of the PUC order discussed above.

     Status of AYE Merger. On July 28, 1998, DQE's Board of Directors concluded that it could not consummate the merger under the circumstances described above. On that same date, DQE informed AYE of this conclusion. More information regarding this discussion is set forth in Duquesne's Current Report on Form 8-K dated July 28, 1998. On July 30, 1998, AYE informed DQE that it does not believe DQE has the right to terminate the merger agreement under these circumstances, and that AYE will continue to work toward consummation of the merger. AYE also stated it will pursue all remedies available to protect the legal and financial interests of AYE and its shareholders.

     On October 5, 1998, DQE announced its unilateral termination of the merger agreement. AYE promptly filed suit in the United States District Court for the Western District of Pennsylvania, seeking to compel DQE to proceed with the merger and seeking a temporary restraining order and preliminary injunction to prevent DQE from certain actions pending a trial, or in the alternative seeking an unspecified amount of money damages. More information regarding this termination is set forth in Duquesne's Current Report on Form 8-K dated October 5, 1998. A hearing was held on October 26, 1998, regarding AYE's motion for the temporary restraining order and preliminary injunction. On October 28, 1998, the judge denied the motion. On October 30, 1998, AYE appealed the judge's decision to the United States Court of Appeals for the Third Circuit, asking for an injunction pending the appeal and expedited treatment of the appeal. On November 6, 1998, the Third Circuit denied the motion for an injunction and granted the motion to expedite the appeal.


3.   RECEIVABLES

     Components of receivables for the periods indicated are as follows:

                                                     September 30,     September 30,     December 31,
                                                         1998              1997              1997
                                                              (Amounts in Thousands of Dollars)
------------------------------------------------------------------------------------------------------
Electric customer accounts receivable                  $ 99,608          $ 94,844          $ 90,149
Other utility receivables                                28,306            18,595            23,106
Other receivables                                        29,430             7,738            23,736
Less:  Allowance for uncollectible accounts             (15,281)          (19,590)          (15,016)
------------------------------------------------------------------------------------------------------
   Total Receivables                                   $142,063          $101,587          $121,975
======================================================================================================

     Duquesne and an unaffiliated corporation have an agreement that entitles Duquesne to sell, and the corporation to purchase, on an ongoing basis, up to $50 million of accounts receivable. At September 30, 1998, September 30, 1997 and December 31, 1997, Duquesne had not sold any receivables to the unaffiliated corporation. The accounts receivable sales agreement, which expires in June 1999, is one of many sources of funds available to Duquesne. Duquesne has not determined, but may attempt to extend the agreement or to replace the facility with a similar arrangement or to eliminate it upon expiration.


4.   COMMITMENTS AND CONTINGENCIES

          Duquesne currently anticipates divesting itself of its generating assets through the auction and the power station exchange, which will impact the obligations related to those assets. (See "Order on the Stand-Alone Plan" discussion, Note 2, on page 8.)

Construction

     Duquesne currently estimates that it will spend, excluding the Allowance for Funds Used During Construction and nuclear fuel, approximately $110 million on construction during 1998.

Nuclear-Related Matters

     Duquesne has an interest in three nuclear units, two of which it operates. The operation of a nuclear facility involves special risks, potential liabilities, and specific regulatory and safety requirements. Specific information about risk management and potential liabilities is discussed below.

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

     Funding for nuclear decommissioning costs is deposited in external, segregated trust accounts and invested in a portfolio of corporate common stock and debt securities, municipal bonds, certificates of deposit and United States government securities. The market value of the aggregate trust fund balances at September 30, 1998, totaled approximately $56.2 million.

     Nuclear Insurance. The Price-Anderson Amendments to the Atomic Energy Act of 1954 limit public liability from a single incident at a nuclear plant to $9.9 billion. The maximum available private primary insurance of $200 million has been purchased by Duquesne. Additional protection of $9.7 billion would be provided by an assessment of up to $88.1 million per incident on each licensed nuclear unit in the United States. Duquesne's maximum total possible assessment, $66.1 million, which is based on its ownership or leasehold interests in three nuclear generating units, would be limited to a maximum of $7.5 million per incident per year. This assessment is subject to indexing for inflation and may be subject to state premium taxes. If assessments from the nuclear industry prove insufficient to pay claims, the United States Congress could impose other revenue-raising measures on the industry.

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

     In addition, Duquesne participates in a NEIL program that provides insurance for the increased cost of generation and/or purchased power resulting from an accidental outage of a nuclear unit. Subject to the policy deductible, terms and limit, the coverage provides for a weekly indemnity of the estimated incremental costs during the three-year period starting 17 weeks after an accident, with no coverage thereafter. If NEIL's losses for this program ever exceed its reserves, Duquesne could be assessed retrospective premiums totaling a maximum of $2.6 million.

     Beaver Valley Power Station (BVPS). BVPS's two units are equipped with steam generators designed and built by Westinghouse Electric Corporation (Westinghouse). Similar to other Westinghouse nuclear plants, outside diameter stress corrosion cracking (ODSCC) has occurred in the steam generator tubes of both units. BV Unit 1, which was placed in service in 1976, has removed approximately 17 percent of its steam generator tubes from service through a process called "plugging." However, BV Unit 1 still has the capability to operate at 100 percent reactor power and has the ability to return tubes to service by repairing them through a process called "sleeving." No tubes at either BV Unit 1 or BV Unit 2 have been sleeved to date. BV Unit 2, which was placed in service 11 years after BV Unit 1, has not yet exhibited the degree of ODSCC experienced at BV Unit 1. Approximately 3 percent of BV Unit 2's tubes are plugged; however, it is too early in the life of the unit to determine the extent to which ODSCC may become a problem at that unit.

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

     Duquesne continues to explore all viable means of managing ODSCC, including new repair technologies, and plans to continue to perform 100 percent tube inspections during future refueling outages. However, Duquesne may be required to perform an earlier inspection of BV Unit 1's tubes and other equipment during a mid-cycle outage in 1999, in order to comply with NRC requirements to conduct such inspections at BV Unit 1 at least every 20 months. Duquesne plans to request permission from the NRC to postpone these inspections until BV Unit 1's next refueling outage, currently scheduled to begin in the spring of 2000. Duquesne completed its inspection of BV Unit 2's tubes during the recent forced outage in order to comply with NRC requirements to conduct such inspections at BV Unit 2 at least every 24 months. The next refueling outage for BV Unit 2 is currently scheduled to begin at the end of February 1999. Duquesne will continue to monitor and evaluate the condition of the BVPS steam generators.

     BV Unit 1 went off-line January 30, 1998, due to an issue identified in a technical review completed by Duquesne. BV Unit 2 went off-line December 16, 1997, to repair the emergency air supply system to the control room and remained off-line due to other issues identified by a technical review similar to that performed at BV Unit 1. These technical reviews, which were in response to a 1997 commitment made by Duquesne to the NRC, have been completed. Duquesne was one of many utilities faced with similar issues, some of which date back to the initial start-up of BVPS. BV Unit 1 returned to service on August 15, 1998, and BV Unit 2 returned to service on September 28, 1998.

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

     In early 1997, Duquesne joined 35 other electric utilities and 46 states, state agencies and regulatory commissions in filing suit in the United States Court of Appeals for the District of Columbia Circuit against the DOE. The parties requested the court to suspend the utilities' payments into the Nuclear Waste Fund and to place future payments into an escrow account until the DOE fulfills its obligation to accept spent nuclear fuel. The DOE had requested that the court delay litigation while it pursued alternative dispute resolution under the terms of its contracts with the utilities. The court ruling, issued November 14, 1997 and affirmed on rehearing May 5, 1998, was not entirely in favor of the DOE or the utilities. The court denied the relief requested by the utilities and states and permitted the DOE to pursue alternative dispute resolution, but prohibited the DOE from using its lack of a spent fuel repository as a defense. The states and the DOE have both petitioned the United States Supreme Court for review of the decision. The Supreme Court has not decided whether it will review the case. The utilities did not join the states' petition.

     Uranium Enrichment Obligations. Nuclear reactor licensees in the United States are assessed annually for the decontamination and decommissioning of DOE uranium enrichment facilities. Assessments are based on the amount of uranium a utility had processed for enrichment prior to enactment of the National Energy Policy Act of 1992 (NEPA) and are to be paid by such utilities over a 15-year period. At each of September 30, 1998 and December 31, 1997, Duquesne's liability for contributions was approximately $7.2 million (subject to an inflation adjustment).

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

Guarantees

     Duquesne and the other owners of Bruce Mansfield Power Station (Bruce Mansfield) have guaranteed certain debt and lease obligations related to a coal supply contract for Bruce Mansfield. At September 30, 1998, Duquesne's share of these guarantees was $9.9 million.

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

     As previously reported, in August 1997 the shareholders of DQE and Allegheny Energy, Inc. (AYE), approved a proposed tax-free, stock-for-stock merger, pursuant to which DQE would have become a wholly owned subsidiary of AYE. However, on October 5, 1998, DQE unilaterally terminated the merger agreement, and AYE filed suit in the United States District Court for the Western District of Pennsylvania requesting enforcement of the merger agreement, or in the alternative money damages for the termination. (See "Status of AYE Merger" discussion on page 24.)

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

     As a result of the PUC's final order regarding Duquesne's Stand-Alone Plan and Merger Plan under the Customer Choice Act (see "Rate Matters" on page 20), the electricity generation portion of Duquesne's business no longer meets the criteria of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71). Accordingly, application of SFAS No. 71 to this portion of Duquesne's business has been discontinued and replaced by the application of SFAS No. 101, Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71 (SFAS No. 101) as interpreted by EITF 97-4, Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statements No. 71 and 101. Under SFAS No. 101, the regulatory assets and liabilities of the generation portion of Duquesne are determined on the basis of the source from which the regulated cash flows to realize such regulatory assets and settle such liabilities will be derived. Pursuant to the PUC's final restructuring order, certain of Duquesne's generation-related regulatory assets will be recovered through a competitive transition charge (CTC) collected in connection with providing transmission and distribution services. Duquesne will continue to apply SFAS No. 71 with respect to such assets. Fixed assets related to the generation portion of Duquesne's business are evaluated in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of (SFAS No. 121). Applying SFAS No. 121 to the non-regulated generating assets, it has been determined that Duquesne's generating assets are impaired. However, pursuant to the PUC's final restructuring order, Duquesne will recover its above-market investment in generation assets through the CTC. Under Duquesne's plan to auction its generating assets, the market value utilized by the PUC in determining the value of the generating assets will be the net after-tax proceeds received from the auction of its generating assets. Accordingly, the amount of book value authorized to be recovered by the PUC has been reclassified on the condensed consolidated balance sheet from "Property, plant and equipment" to "Other non-current generation-related assets" until the auction has been completed and all approvals for the final CTC accounting have been granted. The electricity transmission and distribution portion of Duquesne's business continues to meet the SFAS No. 71 criteria and accordingly reflects regulatory assets and liabilities consistent with cost-based ratemaking regulations. The regulatory assets represent probable future revenue to Duquesne because provisions for these costs are currently included, or are expected to be included, in charges to electric utility customers through the ratemaking process. (See "Rate Matters" on page 20.)


Results of Operations
--------------------------------------------------------------------------------

Earnings and Dividends

     On May 29, 1998, the PUC issued an order related to each of Duquesne's Merger Plan and Stand-Alone Plan. In June Duquesne recorded an extraordinary charge (Restructuring Charge) against earnings for the stranded costs not considered by the PUC's order to be recoverable from customers. (See "Rate Matters" on page 20.)

     Comparison of Three Months Ended September 30, 1998, and September 30, 1997: During the third quarter of 1998, Duquesne increased its net income by $2.2 million to $47.2 million from $45.1 million in the third quarter of 1997 primarily as a result of decreased generating plant depreciation due to the PUC order.

     Comparison of Nine Months Ended September 30, 1998, and September 30, 1997:
As a result of the Restructuring Charge recorded in June 1998 for $142.3 million ($82.5 million net of tax), Duquesne's net income was $26.7 million in the nine months ended September 1998 as compared to $106.6 million in the nine months ended September 1997.

Revenues

     Total operating revenues in the third quarter of 1998 increased $1.1 million or 0.3 percent as compared to the third quarter of 1997. Total operating revenues in the nine months ended September 30, 1998, increased $12.8 million or 1.5 percent as compared to the nine months ended September 30, 1997. The following table sets forth operating revenues and KWH delivered for residential, commercial and industrial customers who have not chosen different generation suppliers.


--------------------------------------------------------------------------------------------------------
  (Revenues in Millions of Dollars)                         Increase(Decrease) from Prior Year
-------------------------------------------------------------------------------------------------------
                                                    Three Months Ended             Nine Months Ended
                                                    September 30, 1998            September 30, 1998
                                               --------------------------------------------------------
                                                  KWH          Revenues          KWH          Revenues
                                               --------------------------------------------------------
Residential                                      3.6%           $ 5.2          (1.7)%          $ 8.8
Commercial                                      (2.2)%           (6.1)         (3.2)%            2.4
Industrial                                      (6.1)%           (5.0)         (2.0)%           (1.9)
Less: Provision for Doubtful Accounts                             0.0                            0.0
-------------------------------------------------------------------------------------------------------
  Sales to Electric Utility Customers           (1.6)%           (5.9)         (2.5)%            9.3
-------------------------------------------------------------------------------------------------------
Sales to Other Utilities                        43.5%             4.5          (1.3)%            3.5
Other Revenues                                                    2.5                            0.0
  Total                                          2.6%           $ 1.1          (2.4)%          $12.8
=======================================================================================================

Sales of Electricity to Customers

     Operating revenues are primarily derived from Duquesne's sales of electricity. Previously, the PUC authorized rates for electricity sales that were cost-based and were designed to recover Duquesne's operating expenses and investment in electric utility assets and to provide a return on the investment. On May 29, 1998 (the date of the PUC's final restructuring order), the PUC approved separate charges for transmission, distribution, generation and a CTC for customers who are eligible to choose their generation supplier.
Transmission and distribution rates are subject to a rate cap through June 2001. Under the PUC's final order regarding the Stand-Alone Plan, Duquesne's CTC will be adjusted to reflect the proceeds from the divestiture of its generating assets. Generation rates are unregulated and will fluctuate based upon competitive factors. For customers who are not yet eligible to choose their generation supplier, historical, cost-based rates will continue to be charged. Under prior fuel cost recovery provisions, fuel revenues generally equaled fuel expense as the costs were recoverable from customers through the Energy Cost Rate Adjustment Clause (ECR), including the fuel component of purchased power, and did not affect net income. Beginning May 29, 1998, fuel costs are expensed as incurred and will now have an impact on net income to the extent fuel costs exceed recovery amounts included in Duquesne's previously authorized rates. Customer revenues fluctuate as a result of changes in sales volume. (See "Rate Matters" on page 20.)

     Sales to residential and commercial customers are influenced by weather conditions. Warmer summer and colder winter seasons lead to increased customer use of electricity for cooling and heating. Commercial sales are also affected by regional development. Sales to industrial customers are influenced by national and global economic conditions.

     Comparison of Three Months Ended September 30, 1998, and September 30, 1997: In the third quarter of 1998, net customer revenues reflected on the statement of consolidated income decreased by $5.9 million or 1.9 percent to $301.2 million from the third quarter of 1997. In 1997, $10.8 million of fuel costs were deferred for subsequent recovery through the ECR resulting in an increase in revenues. Excluding the deferred fuel from 1997 revenues, the net increase in revenues can be attributed to a 3.6 percent increase in residential sales due to warmer temperatures. Commercial and industrial sales decreased by
2.2 percent and 6.1 percent due in part to the implementation of the pilot program in November 1997, which resulted in a reduction in electric utility customer sales. Additionally, in response to requirements of retail customer choice, Duquesne completed a review of its customer categorization during the second quarter of 1998. As a result, approximately 400 customers were moved from the "industrial" to the "commercial" category based upon historical maximum billed demand and Standard Industrial Classification Codes. Absent the change in categorization and the effects of the pilot program, industrial sales were consistent with the 1997 level.

     Comparison of Nine Months Ended September 30, 1998, and September 30, 1997:
Net customer revenues increased $9.3 million or 1.1 percent in the nine months ended September 30, 1998, as compared to the same period in 1997. The variance can be attributed primarily to increased energy costs, prior to the May 29, 1998 restructuring order, partially offset by decreased electric utility customer KWH sales due primarily to the implementation of the pilot program. Additionally, in response to requirements of retail customer choice, Duquesne completed a review of its customer categorization during the second quarter of 1998. As a result, approximately 400 customers were moved from the "industrial" to the "commercial" category based upon historical maximum billed demand and Standard Industrial Classification Codes. Absent the change in categorization and the effects of the pilot program, industrial sales would have increased compared to 1997, due to sales to a new customer, an industrial gas supplier.

Sales to Other Utilities

     Short-term sales to other utilities are regulated by the FERC and are made at market rates. Fluctuations in electricity sales to other utilities are related to Duquesne's customer energy requirements, the energy market and transmission conditions, and the availability of Duquesne's generating stations. Future levels of short-term sales to other utilities will be affected by market rates, Duquesne's decision to sell 600 megawatts to licensed generation suppliers and Duquesne's divestiture plan. (See "Rate Matters" on page 20.)

     Comparison of Three Months Ended September 30, 1998, and September 30, 1997: Duquesne's revenues from electricity sales to other utilities in the third quarter of 1998 were $4.5 million or 72.6 percent greater than in the third quarter of 1997, due to increased demand from the other utilities as a result of warmer temperatures during the third quarter of 1998 and increased market power prices in 1998.

     Comparison of Nine Months Ended September 30, 1998, and September 30, 1997:
In the nine months ended September 30, 1998, Duquesne's revenues from electricity sales to other utilities were $3.5 million or 16.6 percent more than in the nine months ended September 30, 1997, due to greater demand from the other utilities as a result of warmer temperatures during the third quarter of 1998 and increased market power prices in 1998. Partially offsetting the increases was a decrease through the first six months of 1998 due to reduced generating station availability as a result of an increase in outage hours in the first six months of 1998 as compared to 1997.

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

     Comparison of Three Months Ended September 30, 1998, and September 30, 1997: The other operating revenues increase of $2.5 million or 26.0 percent when comparing the third quarter of 1998 and the third quarter of 1997 was primarily the result of increased administrative and general costs billed to the joint owners of BV Unit 1 and BV Unit 2 due to the outages at those units. (See "Beaver Valley Power Station" on page 24.)

     Comparison of Nine Months Ended September 30, 1998, and September 30, 1997:
Other operating revenues for the nine months ended September 1998 were consistent with levels from the nine months ended September 1997.

Operating Expenses

Fuel and Purchased Power Expense

     Fluctuations in fuel and purchased power expense generally result from changes in the cost of fuel, the mix between coal and nuclear generation, the total KWHs sold, and generating station availability. Because of the ECR, changes in fuel and purchased power costs did not impact earnings for the first five months of 1998 or any of 1997. Beginning May 29, 1998, fuel costs for customers are being expensed as incurred and will now have an impact on net income to the extent fuel costs exceed recovery amounts included in Duquesne's previously authorized rates. (See "Rate Matters" on page 20.)

     Comparison of Three Months Ended September 30, 1998, and September 30, 1997: Fuel and purchased power expense increased $22.3 million or 35.4 percent in the third quarter of 1998 as compared to the third quarter of 1997. The increase resulted from higher energy costs of $19.8 million or 29.8 percent due to an unfavorable power supply mix and higher purchased power prices. The remaining increase of $2.5 million was due to a higher volume of energy supplied due to warmer temperatures during 1998. Reduced availability of generating stations due to an increase in outage hours required Duquesne to purchase power and generate power from the higher fuel cost fossil stations. (See "Beaver Valley Power Station" on page 24.)

     Comparison of Nine Months Ended September 30, 1998, and September 30, 1997:
The $51.2 million or 31.0 percent increase in fuel and purchased power expense for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, was the result of increased energy costs of $55.9 million due to an unfavorable power supply mix and higher purchased power prices. Energy volume supplied resulted in a $4.7 million reduction in fuel and purchased power expenses primarily due to lower sales from the pilot program. Reduced availability of generating stations due to an increase in outage hours required Duquesne to purchase power and generate power from the higher fuel cost fossil stations. (See "Beaver Valley Power Station" on page 24.)

     BV Unit 1 and BV Unit 2 continued to be off-line into the third quarter, with BV Unit 1 returning to service on August 15, 1998, and BV Unit 2 returning to service September 28, 1998. These outages, combined with various fossil station outages, caused Duquesne to continue to purchase larger than normal quantities of electricity. Additionally, the market price for purchased power continues to be higher than recent historical levels. As a result of these higher costs and the discontinuance of the ECR, fuel costs had a negative impact on third quarter earnings. This impact was partially mitigated by the fact that during the second quarter of 1998 Duquesne entered into fixed-price firm replacement power contracts.

Other Operating Expense

     Comparison of Three Months Ended September 30, 1998, and September 30, 1997: Other operating expenses increased $2.7 million or 4.3 percent to $65.0 million in the third quarter of 1998 as compared to the third quarter of 1997. Increased labor and outside service costs related to the outages at Beaver Valley Power Station partially offset by decreased BV Unit 2 lease costs are the reasons for the overall increase in other operating expense. As a result of the PUC's final restructuring order, the present value of the BV Unit 2 lease costs will be recovered through the CTC. The lease has been classified on the condensed consolidated balance sheet as a liability with a corresponding regulatory asset. Due to this recharacterization, certain BV Unit 2 lease costs are reflected as amortization expense, resulting in reduced levels of other operating expenses.

     Comparison of Nine Months Ended September 30, 1998, and September 30, 1997:
Other operating expenses decreased $4.5 million or 2.4 percent to $185.3 million when comparing the nine months ended September 30, 1998, to the same period for 1997. As a result of the PUC's final restructuring order, the BV Unit 2 lease costs will be recovered through the CTC. The lease has been classified on the condensed consolidated balance sheet as a liability with a corresponding regulatory asset. Due to this recharacterization, certain BV Unit 2 lease costs are reflected as amortization expense, resulting in reduced levels of other operating expenses. The decrease was partially offset by increased labor and outside service costs related to the outages at the BV units.

Maintenance Expense

     Comparison of Three Months Ended September 30, 1998, and September 30, 1997: Maintenance expense increased $2.1 million or 9.9 percent when comparing the third quarter of 1998 to the same period in 1997. The increase is primarily attributable to tree trimming and storm-related maintenance of overhead lines partially offset by reduced nuclear station outage cost amortization in 1998.

     Comparison of Nine Months Ended September 30, 1998, and September 30, 1997:
Maintenance expense decreased $2.3 million or 3.7 percent when comparing the nine months ended September 30, 1998, to the same period in 1997. The decrease is primarily related to the timing of the Cheswick Power Station (Cheswick) maintenance outage costs and reduced nuclear station outage cost amortization in 1998. Partially offsetting the 1998 decreases were higher costs for tree trimming and storm-related maintenance of overhead lines. Additionally, Elrama Power Station had higher costs in 1997 due to scrubber outages.

Depreciation and Amortization Expense

     Comparison of Three Months Ended September 30, 1998, and September 30, 1997: Depreciation and amortization decreased $20.8 million or 34.4 percent during the third quarter of 1998 as compared to the third quarter of 1997. The decrease was primarily the result of reduced depreciation of generating plant in connection with the PUC's final restructuring order.

     Comparison of Nine Months Ended September 30, 1998, and September 30, 1997:
The decrease in depreciation and amortization in the nine months ended September 30, 1998, as compared to the same period in 1997 was $20.1 million or 11.7 percent. The decrease was primarily the result of reduced depreciation of generating plant in connection with the PUC's final restructuring order.

Other Income and Deductions

     Other income is primarily made up of income from long-term investments entered into by the subsidiary of the utility and interest income from short-term investments.

     Comparison of Three Months Ended September 30, 1998, and September 30, 1997: A $2.2 million or 36.9 percent increase in other income in the third quarter of 1998 as compared to the third quarter of 1997 resulted from long-term investment income. The greater long-term investment income was the result of an investment made in the fourth quarter of 1997.

     Comparison of Nine Months Ended September 30, 1998, and September 30, 1997:
A $9.5 million or 51.3 percent increase in other income in the first nine months of 1998 as compared to the first nine months of 1997 resulted from long-term investment income. The greater long-term investment income was the result of an investment made in the fourth quarter of 1997.

Interest Charges

     Comparison of Three Months Ended September 30, 1998, and September 30, 1997: Interest and other charges decreased $1.5 million or 7.1 percent during the third quarter of 1998 as compared to the third quarter of 1997. The decrease was primarily the result of the refinancing of long-term debt at lower interest rates and the maturity of approximately $120 million of long-term debt subsequent to the third quarter of 1997.

     Comparison of Nine Months Ended September 30, 1998, and September 30, 1997:
The decrease in interest and other charges in the nine months ended September 30, 1998 from the nine months ended September 30, 1997, was $3.9 million or 6.1 percent. The reason for the decrease in 1998 was primarily the result of the refinancing of long-term debt at lower interest rates and the retirement of long-term debt.

Extraordinary Charge

     On May 29, 1998, the PUC issued its final order related to each of Duquesne's Merger Plan and Stand-Alone Plan. In June Duquesne recorded the Restructuring Charge against earnings for the stranded costs not considered by the PUC's Order to be recoverable from customers. The Restructuring Charge included Phillips Power Station, Brunot Island Power Station, deferred caretaker costs related to the two stations and deferred coal costs for a total of $142.3 million ($82.5 million, net of tax).

Liquidity and Capital Resources
--------------------------------------------------------------------------------

Financing

     Duquesne expects to meet its current obligations and debt maturities through the year 2002 with funds generated from operations and through new financings. At September 30, 1998, Duquesne was in compliance with all of its debt covenants.

     During 1998, $70 million of mortgage bonds matured and were retired and $100 million of 8.75 percent mortgage bonds due in May 2022 were redeemed. The retirement and redemption were financed using available cash, the proceeds of the $40 million of 6.45 percent mortgage bonds due in February 2008 and the proceeds of the $100 million of 73/8 percent mortgage bonds due in April 2038 issued by Duquesne. Mortgage bonds in the amount of $5 million will mature in November 1998. Duquesne expects to retire these bonds with available cash or to refinance the bonds. (See "Rate Matters" below.)

     Duquesne and an unaffiliated corporation have an agreement that entitles Duquesne to sell, and the corporation to purchase, on an ongoing basis, up to $50 million of accounts receivable. The accounts receivable sale arrangement expires in June 1999. Duquesne may attempt to extend the agreement, replace it with a similar facility, or eliminate the agreement, upon expiration.

     Duquesne maintains a $150 million revolving credit facility which was extended during the third quarter to October 1999. Interest rates can, in accordance with the option selected at the time of the borrowing, be based on prime, Eurodollar or certificate of deposit rates. Commitment fees are based on the unborrowed amount of the commitments. The revolving credit facility contains a two-year repayment period for any amounts outstanding at the expiration of the revolving credit period. No amounts were outstanding at September 30, 1998.


Investing
--------------------------------------------------------------------------------

    Duquesne's long-term investments consist of Duquesne's holdings of DQE common stock, investments in affordable housing, lease investments, alternative energy investments and nuclear decommissioning trust funds. Duquesne invested approximately $5 million in alternative energy investments in the first nine months of 1998. $8 million was invested in nuclear decommissioning trust funds during the nine months ended September 30, 1998 and $9 million during the nine months ended September 30, 1997. The remaining $12 million for the nine months ended September 30, 1998 and 1997 was invested in other investments.

     Cash flows, and the corresponding level of investing and financing activities, are expected to be impacted by several factors during 1999. Cash flows from operations, while expected to continue to be strong, will be reduced from current levels as a result of customer choice (the level of customer participation, the final shopping credit, etc.). Additionally, related to the generation divestiture, substantial one-time cash inflows and payments may result.


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

Customer Choice Pilots

    The pilot period gives utilities an opportunity to examine a wide range of technical and administrative details related to competitive markets, including metering, billing, and cost and design of unbundled electric services. The 28,000 customers participating in Duquesne's pilot may choose unbundled service, with their electricity provided by an alternative generation supplier, and will be subject to unbundled distribution and CTC charges approved by the PUC and unbundled transmission charges pursuant to Duquesne's FERC-approved tariff. Although the pilot program was implemented, pursuant to the PUC's order, on November 3, 1997, Duquesne earlier appealed the determination of the market price of generation set forth in the PUC's order to the Commonwealth Court of Pennsylvania. On November 6, 1998, Duquesne withdrew its appeal.

Phase-In to Competition

    The phase-in to competition begins in January 1999, when 66 percent of customers will have customer choice (including customers covered by the pilot program); all customers will have customer choice in January 2000. As of October 31, 1998, approximately 41 percent of Duquesne's customers had elected to participate in the customer choice program beginning in January 1999. As they are phased-in, customers that have chosen an electricity generation supplier other than Duquesne will pay that supplier for generation charges, and will pay Duquesne a CTC (discussed below) and charges for transmission and distribution. Customers that continue to buy their generation from Duquesne will pay for their service at current regulated tariff rates divided into generation, transmission and distribution charges. Under the Customer Choice Act, an electric distribution company, such as Duquesne, is to remain a regulated utility and may only offer PUC-approved, tariffed rates, including generation rates (capped at current levels so long as a CTC is being collected). Also under the Customer Choice Act, delivery of electricity (including transmission, distribution and customer service) will continue to be regulated in substantially the same manner as under current regulation.

    In an effort to "jump start" retail competition, Duquesne will make 600 megawatts of power available to licensed electric generation suppliers, to be used in supplying electricity to Duquesne's customers who have chosen other generation suppliers. The power will be available for the first six months of 1999 at a price of 2.6 cents per kilowatt-hour (KWH). This availability will be structured to ensure the power is used to benefit Duquesne's retail customers.

Rate Cap

     An overall four-and-one-half-year rate cap from January 1, 1997 will be imposed on the transmission and distribution charges of electric utility companies. Additionally, electric utility companies may not increase the generation price component of rates as long as transition costs are being recovered, with certain exceptions.

Restructuring Plans and Regulatory Orders

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

     Order on the Stand-Alone Plan. With respect to stranded cost recovery, the PUC's final order on the Stand-Alone Plan approves Duquesne's proposal to auction its generating assets and use the proceeds to offset stranded costs. The remaining balance of such costs (with certain exceptions described below) will
be recovered from ratepayers through a CTC, collectible through 2005.   Until
the divestiture is complete, Duquesne has been ordered to use an interim system average CTC and shopping credit based on the methodology approved in its pilot program (approximately 2.9 cents per KWH for the CTC and approximately 3.8 cents per KWH for the shopping credit). The PUC's order approves the auction only in the context of the Stand-Alone Plan, not the Merger Plan.

     On August 27, 1998, Duquesne filed its auction plan with the PUC. Duquesne expects approval of the plan from the PUC by the end of 1998. The confidential bidding process will begin in early 1999. Only companies with an established record of owning and operating electric generating plants and with proof of their financial ability to purchase the plants without financing will qualify to bid. The transaction will have to be approved by various regulatory agencies including the PUC, the FERC, the Nuclear Regulatory Commission (NRC), the Department of Justice and the Federal Trade Commission. Duquesne expects the process to last approximately 12 to 18 months from the opening of bidding to the closing of the sale.

     To help facilitate the auction process, on October 14, 1998, Duquesne entered into a non-binding agreement in principle with FirstEnergy Corp. to exchange ownership interests in certain plants. As proposed, Duquesne would acquire 100 percent ownership interests in three coal-fired power plants located in Avon Lake and Niles, Ohio and New Castle, Pennsylvania (totaling approximately 1,300 megawatts). In exchange, FirstEnergy Corp. would acquire Duquesne's interests in Beaver Valley Unit 1 (BV Unit 1), Beaver Valley Unit 2 (BV Unit 2), Perry Unit 1, Sammis Unit 7, Eastlake Unit 5 and Bruce Mansfield Units 1, 2 and 3 (totaling approximately 1,400 megawatts). Duquesne's investment in these plants at September 30, 1998, was $894.1 million which has been reclassified to "Other non-current generation-related assets" on the condensed consolidated balance sheet. Duquesne has requested the PUC to authorize the investment in the acquired power plants to be accounted for in the final auction proceeds accounting utilizing the previously authorized investment amount of the plants transferred by Duquesne. Duquesne expects this exchange to enhance the value received from the auction because participants will be able to bid on plants that are wholly owned by Duquesne, rather than plants that are jointly owned and/or operated by another entity. Additionally, the auction will include only coal- and oil-fired plants, which are anticipated to have a higher market value than nuclear plants. These value-enhancing features, along with a minimum level of auction proceeds guaranteed by FirstEnergy Corp., will maximize auction proceeds and thereby minimize transition costs required to be recovered through the CTC and reduce customer bills as rapidly as possible. Other benefits of this exchange for Duquesne include the resolution of all joint ownership issues, and other risks and costs associated with the nuclear units. Duquesne expects PUC approval of the exchange by the end of 1998. Certain aspects of the exchange will have to be approved by the FERC, the NRC and the Department of Justice. The closing of the exchange is expected to occur simultaneously with the closing of the sale of Duquesne's generation through the auction.

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

     At June 30, 1998, Duquesne recorded a charge to its earnings of $142.3 million ($82.5 million, net of tax) to reflect the disallowance associated with the investments in the cold reserved units and the disallowance of a portion of the regulatory asset claim described above.

     Order on the Merger Plan. The PUC's final order on the merger (as modified during the reconsideration process) would allow the transaction to be consummated but would require the parties, prior to closing, to agree to certain conditions. The conditions relate to the mitigation of market power, including membership in an independent system operator (ISO), an entity that would operate the transmission facilities of Duquesne, AYE and other utilities in the region. The merged company would be required immediately to relinquish control of 570 megawatts of output from Cheswick. Divestiture of a further 2,500 megawatts would be required if, based on a PUC evaluation in January 2000, the merged company continued to fail certain market power tests. The PUC would determine which generation assets would be divested and who would be eligible to bid for them. DQE objects to the PUC's having authority over all aspects of the divestiture, particularly the lack of any provision to adjust stranded costs following the divestiture. In addition, Duquesne believes the Midwest ISO, as presently constituted and as approved by the FERC, will not mitigate the PUC's concerns regarding market power.

     The PUC's final order regarding the Merger Plan also addressed the recovery of stranded costs by Duquesne and AYE's wholly owned utility subsidiary West Penn Power Company (West Penn) in the event the merger is consummated. The order sets Duquesne's stranded costs at approximately $1.3 billion, using an administrative forecast of generation market values and costs. Applied to Duquesne, and compared to the Stand-Alone Plan, this methodology results in the disallowance of an additional $370 million in stranded costs (net present value, pre-tax). The PUC's final order also reduces Duquesne's recoverable stranded costs by $152 million for estimated generation-related merger synergies and reduces distribution rates beginning January 1, 2000, by $15 million annually to reflect estimated distribution-related merger synergies. The PUC's final order permits transition cost recovery through 2005 pursuant to a CTC initially set at an average of 2.58 cents per KWH for 1999 (resulting in an average shopping credit of 4.00 cents per KWH).

     With respect to West Penn, the PUC's final order disallows recovery of approximately $1 billion of West Penn's stranded cost claim (net present value, pre-tax). Of the disallowed amount, approximately $830 million relates to the impact of the administrative determination of generation market value and costs. The other disallowances relate to regulatory assets, non-utility generation and other transition costs. In addition, the PUC's final order reduces West Penn's recoverable stranded costs by $71 million for generation-related merger synergies and reduces distribution rates beginning January 1, 2000, by $9 million for distribution-related merger synergies. Duquesne believes that as of October 5, 1998, 1998, the relevant date under the merger agreement, AYE had suffered a material adverse effect and, despite ample opportunity, had not corrected it. Subsequent to the October 5, 1998 termination of the merger agreement, the PUC tentatively approved a settlement of the West Penn restructuring case, which settlement did not significantly increase the level of West Penn's allowed stranded costs.

     The FERC Order. The FERC issued its order regarding the proposed merger on September 16, 1998. The order required the sale of Cheswick prior to consummation of the merger, rejecting the proposal to relinquish control of 570 megawatts from that station in order to address market power concerns. Duquesne does not believe such a divestiture could be accomplished quickly enough to allow the proposed merger to occur within the timeframe contemplated in the merger agreement. In addition, the FERC order does not address or alter the financial effects on AYE of the PUC order discussed above.

     Status of the AYE Merger. On July 28, 1998, DQE's Board of Directors concluded that it could not consummate the merger under the circumstances described above. On that same date, DQE informed AYE of this conclusion. More information regarding this discussion is set forth in Duquesne's Current Report on Form 8-K dated July 28, 1998. On July 30, 1998, AYE informed DQE that it does not believe DQE has the right to terminate the merger agreement under these circumstances, and that AYE will continue to work toward consummation of the merger. AYE also stated it will pursue all remedies available to protect the legal and financial interests of AYE and its shareholders.

     On October 5, 1998, DQE announced its unilateral termination of the merger agreement. AYE promptly filed suit in the United States District Court for the Western District of Pennsylvania, seeking to compel DQE to proceed with the merger and seeking a temporary restraining order and preliminary injunction to prevent DQE from certain actions pending a trial, or in the alternative seeking an unspecified amount of money damages. More information regarding this termination is set forth in Duquesne's Current Report on Form 8-K dated October 5, 1998. A hearing was held on October 26, 1998, regarding AYE's motion for the temporary restraining order and preliminary injunction. On October 28, 1998, the judge denied the motion. On October 30, 1998, AYE appealed the judge's decision to the United States Court of Appeals for the Third Circuit, asking for an injunction pending the appeal and expedited treatment of the appeal. On November 6, 1998, the Third Circuit denied the motion for an injunction and granted the motion to expedite the appeal.

Beaver Valley Power Station (BVPS)

     BV Unit 1 went off-line January 30, 1998, due to an issue identified in a technical review completed by Duquesne. BV Unit 2 went off-line December 16, 1997, to repair the emergency air supply system to the control room and remained off-line due to other issues identified by a technical review similar to that performed at BV Unit 1. These technical reviews, which were in response to a 1997 commitment made by Duquesne to the NRC, have been completed. Duquesne was one of many utilities faced with similar issues, some of which date back to the initial start-up of BVPS. BV Unit 1 returned to service on August 15, 1998, and BV Unit 2 returned to service on September 28, 1998.

     BVPS's two units are equipped with steam generators designed and built by Westinghouse Electric Corporation (Westinghouse). Similar to other Westinghouse nuclear plants, outside diameter stress corrosion cracking (ODSCC) has occurred in the steam generator tubes of both units. The units still have the capacity to operate at 100 percent reactor power, although approximately 17 percent of BV Unit 1 and 3 percent of BV Unit 2 steam generator tubes have been removed from service. Material acceleration in the rate of ODSCC could lead to a loss in plant efficiency and significant repairs or replacement of BV Unit 1 steam generators. The total replacement cost of the BV Unit 1 steam generators is estimated at $125 million, $59 million of which would be Duquesne's responsibility. The earliest that the BV Unit 1 steam generators could be replaced during a currently scheduled refueling outage is the fall of 2001.

Year 2000

     Many existing computer programs and embedded microprocessors use only two digits to identify a year (for example, "98" is used to represent "1998"). Such programs read "00" as the year 1900, and thus may not recognize dates beginning with the year 2000, or may otherwise produce erroneous results or cease processing when dates after 1999 are encountered.

     Year 2000 Plan. In 1994, Duquesne began reviewing its critical information systems that impact operations and financial reporting in order to develop a strategy to address required computer software and system changes and upgrades. Duquesne has since assembled a Year 2000 team, comprised of management representatives from all functional areas of Duquesne, which continues to explore the exposure to Year 2000-related issues in computer software and in devices and equipment (such as plant components, elevators, and heating and cooling systems) containing embedded microprocessors that may not correctly identify the year. The team is also exploring potential related issues that may originate with third parties with whom Duquesne does business. To support the planning, organization and management of its efforts, the team has retained Year 2000 consultants.

     In general, Duquesne's overall strategy to address the Year 2000 issue is comprised of four components, which may overlap and be conducted simultaneously: inventory, assessment, remediation and testing and implementation. Inventory consists of identifying the various systems, components, equipment and third parties used in Duquesne's operations which may be faced with Year 2000 issues. Duquesne has been performing the inventory since the plan's inception, and completed it during the fourth quarter of 1998. Assessment consists of evaluating the inventoried items for Year 2000 compliance by, among other things, contacting vendors and inspecting software code and data. As of the date of this report, Duquesne has completed substantially all of its assessment. Duquesne is involved in ongoing discussions with its critical vendors, and will continue working with them throughout their transition to Year 2000 readiness. The remediation and testing and implementation components will concentrate first on those systems, components and equipment that substantially impact Duquesne's ability to perform its essential business functions ("mission critical").
During remediation, Duquesne will apply the solution selected for an item (e.g., whether to replace a product or vendor, employ a software upgrade, or revise existing software code). Duquesne has completed approximately 25% of the remediation it currently deems necessary. This remediation is in addition to previously planned improvements to Duquesne's systems with benefits beyond Year 2000 solutions, such as the total system replacement discussed below. Testing and implementation will consist of placing the renovated processes, systems, equipment and other items into use within Duquesne's operations. Duquesne expects remediation and testing and implementation to take place during the first two quarters of 1999, with mission critical systems being compliant or appropriate contingency plans, if necessary, being developed by that time.

     Throughout the execution of its Year 2000 plan, Duquesne has been providing and will continue to provide information on its activities to the PUC, the NRC and the North American Electric Reliability Counsel (NERC), which coordinates the network of interconnected utilities across the nation. Duquesne's plan is in accordance with NRC guidelines, and Duquesne is working with the NRC to certify that its nuclear power station safety and operations systems, and issues related to suppliers, will be ready for the Year 2000. NERC has been requested by the DOE to review the national electric power production and delivery infrastructure to ensure a reliable power supply during the Year 2000 transition period. Duquesne is working with NERC to address these issues. Duquesne also participates in the Electric Power Research Institute's project to share information about technical issues regarding the Year 2000 problem with other entities in the electric utility industry.

     Risks and Contingency Plans. Duquesne currently believes that implementation of its plan will minimize the Year 2000 issues relating to its systems and equipment. Duquesne's goal is to ensure that all components and services that in any material manner contribute to operational reliability, customer relations, safety, revenue, regulatory compliance and Duquesne's reputation will fully satisfy criteria regarding date-recognition and general integrity of such components and services, or be suitable for continued use with appropriate work-arounds or contingency plans. Duquesne currently is assessing its operations to determine the most likely worst-case scenario it could face as a result of Year 2000. Similarly, Duquesne currently is developing contingency plans in the event any part of its overall strategy should fail adequately to address the Year 2000 problem.

     Costs. The estimated total cost of implementing Duquesne's Year 2000 plan is approximately $45 million, which includes costs related to total system replacements (i.e., the Year 2000 solution comprises only a portion of the benefit resulting from such replacements). These costs to date, primarily incurred as a result of software and system changes and upgrades by Duquesne,
have been approximately $35 million.   Of this amount, approximately $31 million
are capital costs attributable to the licensing and installation of new software for total system replacements. The remaining $4 million has been expensed as incurred. Funds for Duquesne's Year 2000 plan have come from Duquesne's operating and capital budgets. Approximately $10 million has been budgeted for 1999 to address Year 2000 issues. Until Duquesne's remediation is completed, it cannot determine whether Year 2000 issues and related costs will be material to Duquesne's operations, financial condition and results of operations.

     The foregoing paragraphs contain forward-looking statements regarding the timetable, effectiveness and ultimate cost of Duquesne's Year 2000 strategy. Actual results could materially differ from those implied by such statements due to known and unknown risks and uncertainties, including, but not limited to, the possibility that changes and upgrades are not timely completed, that corrections to the systems of other companies on which Duquesne's systems rely may not be timely completed, and that such changes and upgrades may be incompatible with Duquesne's systems; the availability and cost of trained personnel; and the ability to locate and correct all relevant computer code and microprocessors.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     Funding for nuclear decommissioning costs is deposited by Duquesne in external, segregated trust accounts and invested in a portfolio of corporate common stock and debt securities, municipal bonds, certificates of deposit and United States government securities. The market value of the aggregate trust fund balances at September 30, 1998 totaled approximately $56.2 million. The amount funded into the trusts is based on estimated returns which, if not achieved as projected, could require additional unanticipated funding requirements.

                         ______________________________

Except for historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve a number of risks and uncertainties, and actual results may differ materially. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Duquesne to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors may affect Duquesne's operations, markets, products, services and prices. Such factors include, among others, the following: DQE's decision not to consummate the merger with AYE; Duquesne's upcoming plan to auction its generating assets; general and economic and business conditions; industry capacity; changes in technology; changes in political, social and economic conditions; pending regulatory decisions regarding industry restructuring in Pennsylvania; the loss of any significant customers; and changes in business strategy or development plans.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Eastlake Unit 5

     In September 1995, Duquesne commenced arbitration against Cleveland Electric Illuminating Company (CEI), a subsidiary of FirstEnergy, Corp. (FirstEnergy) seeking damages, termination of the Operating Agreement for Eastlake Power Station Unit 5 (Unit) and partition of the parties' interests in the Unit through a sale and division of the proceeds. The arbitration demand alleged, among other things, the improper allocation by CEI of fuel and related costs; the mismanagement of the administration of the Saginaw coal contract in connection with the closing of the Saginaw mine, which historically supplied coal to the Unit; and the concealment by CEI of material information. In October 1995, CEI commenced an action against Duquesne in the Court of Common Pleas, Lake County, Ohio seeking to enjoin Duquesne from taking any action to effect a partition on the basis of a waiver of partition contained in the deed to the land underlying the Unit. CEI also seeks monetary damages from Duquesne for alleged unpaid joint costs in connection with the operation of the Unit. Duquesne removed the action to the United States District Court for the Northern District of Ohio, Eastern Division. Pursuant to the agreement in principle between Duquesne and FirstEnergy to exchange interests in certain power stations (see "Restructuring Plans and Regulatory Orders" discussion above), the parties jointly sought, and on October 26, 1998, received, a court order staying all proceedings in the Eastlake litigation pending complete execution of the exchange-related agreements.

AYE Merger

     On October 5, 1998, DQE announced its unilateral termination of the merger agreement. AYE promptly filed suit in the United States District Court for the Western District of Pennsylvania, seeking to compel DQE to proceed with the merger and seeking a temporary restraining order and preliminary injunction to prevent DQE from certain actions pending a trial, or in the alternative seeking an unspecified amount of money damages. More information regarding this termination is set forth in Duquesne's Current Report on Form 8-K dated October 5, 1998. A hearing was held on October 26, 1998, regarding AYE's motion for the temporary restraining order and preliminary injunction. On October 30, 1998, AYE appealed the judge's decision to the United States Court of Appeals for the Third Circuit, asking for an injunction pending the appeal and expedited treatment of the appeal . On November 6, 1998, the Third Circuit denied the motion for an injunction and granted the motion to expedite the appeal.

Item 6.  Exhibits and Reports on Form 8-K.

a.   Exhibits:

     EXHIBIT 12.1 - Calculation of Ratio of Earnings to Fixed Charges

     EXHIBIT 27.1 - Financial Data Schedule

b. A Current Report on Form 8-K was filed October 5, 1998, to report DQE, Inc.'s termination of the merger agreement with AYE. No financial statements were filed with this report.

     A Current Report on Form 8-K was filed October 15, 1998, to report the execution by DQE and FirstEnergy of an agreement in principle to exchange interests in certain power stations. No financial statements were filed with this report.

                        ______________________________

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant identified below has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Duquesne Light Company
                                       ---------------------------------------
                                                    (Registrant)



Date   November 16, 1998                        /s/ Gary L. Schwass
     ---------------------             ---------------------------------------
                                                    (Signature)
                                                  Gary L. Schwass
                                             Senior Vice President and
                                              Chief Financial Officer



Date   November 16, 1998                       /s/ Morgan K. O'Brien
     ---------------------             ---------------------------------------
                                                    (Signature)
                                                 Morgan K. O'Brien
                                              Vice President-Finance,
                                             Treasurer and Controller
                                          (Principal Accounting Officer)