Form 10-K405
period 1998-12-31
DUQUESNE LIGHT CO
filed 1999-03-26
CIK 30573

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K


        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year Ended December 31, 1998
                                          -----------------

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

                               411 Seventh Avenue
                         Pittsburgh, Pennsylvania 15219
                         ------------------------------
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

DQE is the holder of all shares of outstanding common stock, $1 par value, of Duquesne Light Company consisting of 10 shares as of February 28, 1999.

        [X] Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Securities registered pursuant to Section 12(b) of the Act:

                                                                           Name of each exchange
     Registrant             Title of each class                             on which registered
     ----------             -------------------                             -------------------
   Duquesne Light             Preferred Stock                              New York Stock Exchange
      Company

                                        Involuntary
                     Series          Liquidation Value
                     ------          -----------------

                      3.75%            $50 per share
                      4.00%            $50 per share
                      4.10%            $50 per share
                      4.15%            $50 per share
                      4.20%            $50 per share
                     $2.10             $50 per share
                      8.375%           $25 per share   (1)

                      Sinking Fund Debentures, due March 1, 2010 (5%)      New York Stock Exchange
                      7 3/8% Quarterly Interest Bonds, due 2038            New York Stock Exchange


                     (1)  Issued by Duquesne Capital, L.P., and the payments of dividends and payments on liquidation or redemption are guaranteed by Duquesne Light Company.

                               TABLE OF CONTENTS


                                                                           Page
                                                                           ----
GLOSSARY
                                     PART I
ITEM 1. BUSINESS
 General                                                                      1
 Property, Plant & Equipment (PP&E)                                           2
 Employees                                                                    3
 Electric Utility Operations                                                  3
 Environmental Matters                                                        5
 Other                                                                        7
 Executive Officers of the Registrant                                         8

ITEM 2. PROPERTIES                                                            9

ITEM 3. LEGAL PROCEEDINGS                                                    10

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  10


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
        AND RELATED SHAREHOLDER MATTERS                                      11

ITEM 6. SELECTED FINANCIAL DATA                                              11

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations                                                        11
Liquidity and Capital Resources                                              14
Rate Matters                                                                 16
Year 2000                                                                    18

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          19

ITEM 8.  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS;
         CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA;
         SELECTED FINANCIAL DATA                                             20


                                     PART III

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE                                 46

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                  46

ITEM 11. EXECUTIVE COMPENSATION                                              46

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT      47

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      47


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K     47

         SCHEDULE II

         SIGNATURES

                               Glossary of Terms

Competitive Transition Charge (CTC) -- During the electric utility restructuring from the traditional regulatory framework to customer choice, electric utilities will have the opportunity to recover transition costs from customers through a per kilowatt-hour charge.

Customer Choice -- The Pennsylvania Electricity Generation Customer Choice and Competition Act (see "Rate Matters" on page 16) gives consumers the right to contract for electricity at market prices from PUC-approved electric generation suppliers.

Decommissioning Costs -- Decommissioning costs are expenses to be incurred in connection with the entombment, decontamination, dismantling, removal and disposal of structures, systems and components of a power plant that has permanently ceased the production of electric energy.

Deferred Energy Costs -- In conjunction with the Energy Cost Rate Adjustment Clause, Duquesne historically recorded deferred energy costs to offset differences between actual energy costs and the level of energy costs currently recovered from its rate-regulated electric utility customers.

Distribution/Transmission -- Duquesne's "electricity delivery" business segment. Transmission is the flow of electricity from generating stations over high voltage lines to substations where voltage is reduced. Distribution is the flow of electricity over lower voltage facilities to the ultimate customer (businesses and homes).

Divestiture -- The selling of major assets. Duquesne currently anticipates divestiture of its generation assets through an auction and the power station exchange.

Energy Cost Rate Adjustment Clause (ECR) -- Until May 29, 1998, Duquesne historically recovered through the ECR, to the extent that such amounts were not included in base rates, the cost of nuclear fuel, fossil fuel and purchased power costs.

Federal Energy Regulatory Commission (FERC) -- The FERC is an independent five-member commission within the United States Department of Energy. Among its many responsibilities, the FERC sets rates and charges for the wholesale transportation and sale of electricity.

Market Power -- When one company owns a sufficiently large percentage of generation, transmission, or distribution capabilities in a region allowing it to set the market price of electricity.

Obligation to Serve -- Under traditional regulation, the duty of a regulated utility to provide service to all customers in its service territory on a non-discriminatory basis.

Pennsylvania Public Utility Commission (PUC) -- The governmental body that regulates all utilities (electric, gas, telephone, water, etc.) that do business in Pennsylvania.

Power Station Exchange -- Duquesne and FirstEnergy Corporation have an agreement to exchange ownership interests in certain power plants. (See "Rate Matters" on page 16.)

Price to Compare -- Duquesne will provide a credit to a customer for the PUC-determined market price of electric generation. Customers will experience savings to the extent that they can purchase power at a lower price from an alternative electric generation supplier than the amount of the credit.

Provider of Last Resort -- The local distribution utility is required to provide electricity for customers who cannot or do not choose an alternative generation supplier, or whose supplier fails to deliver. (See "Rate Matters" on page 16.)

Rate Base -- The amount representing the value of assets approved by a regulatory agency for recognition in the rates charged to rate-regulated customers.

Regulatory Assets -- Historical ratemaking practices granted exclusive geographic franchises in exchange for the obligation to serve all customers. Under this system, certain prudently incurred costs were approved by the PUC and the FERC for deferral and future recovery with a return from customers. These deferred costs were capitalized as regulatory assets by the regulated utility.

Restructuring Plan -- Duquesne's plan, approved by the PUC, for restructuring and recovery of transition costs under Pennsylvania's Customer Choice Act.

Stranded Costs -- Stranded costs are the net present value of a utility's known or measurable costs related to electric generation that are not recoverable through the CTC.

Tariff -- Public schedules that detail a utility's rates, rules, service territory and terms of service; tariffs are filed for official approval with a regulatory agency.

Transition Costs -- Transition costs are the net present value of a utility's known or measurable costs related to electric generation that are recoverable through the CTC.

Watt -- A watt is the rate at which electricity is generated or consumed. A kilowatt (KW) is equal to 1,000 watts. A kilowatt-hour (KWH) is a measure of the quantity of electricity generated or consumed in one hour by one kilowatt of power. A megawatt (MW) is 1,000 kilowatts or one million watts.

                                     Part I

Item 1.  Business.

General
--------------------------------------------------------------------------------

     Part I of this Annual Report on Form 10-K (Report) should be read in conjunction with Duquesne Light Company's audited consolidated financial statements, which are set forth on pages 22 through 45 in Part IV of this Report. Explanations of certain financial and operating terms used in this Report are set forth in a GLOSSARY at the front of this Report.

     Duquesne Light Company (Duquesne) is a wholly owned subsidiary of DQE, Inc.
(DQE), a multi-utility delivery and services company. Duquesne is engaged in the generation, transmission, distribution and sale of electric energy. Duquesne has one wholly owned subsidiary, Monongahela Light and Power Company, which currently holds energy-related investments.

     On December 18, 1998, the Pennsylvania Public Utility Commission (PUC) approved Duquesne's plan to divest itself of its generation assets through an auction (including an auction of its provider of last resort service), and an agreement in principle to exchange certain power stations with FirstEnergy Corporation (FirstEnergy). Final agreements governing these transactions must be approved by various regulatory agencies. Duquesne currently expects these transactions to close in late 1999 or early 2000. (See "Rate Matters" on page 16.)

Service Territory

Duquesne provides electric service to customers in the City of Pittsburgh and surrounding areas. (See "Rate Matters" on page 16.) This territory represents approximately 800 square miles in southwestern Pennsylvania. The population of the area served by Duquesne's electric utility operations, based on 1990 census data, is approximately 1,510,000, of whom 370,000 reside in the City of Pittsburgh. In addition to serving approximately 580,000 direct customers, Duquesne also sells electricity to other utilities.

Regulation

     Duquesne is subject to the accounting and reporting requirements of the Securities and Exchange Commission (SEC). In addition, Duquesne's electric utility operations are subject to regulation by the PUC, including regulation under the Pennsylvania Electricity Generation Customer Choice and Competition Act (Customer Choice Act), and the Federal Energy Regulatory Commission (FERC) under the Federal Power Act with respect to rates for interstate sales, transmission of electric power, accounting and other matters. (See "Rate Matters" on page 16.)

     Duquesne's electric utility operations are also subject to regulation by the Nuclear Regulatory Commission (NRC) under the Atomic Energy Act of 1954, as amended, with respect to the operation of its jointly owned/leased nuclear power plants, Beaver Valley Unit 1 (BV Unit 1), Beaver Valley Unit 2 (BV Unit 2) and Perry Unit 1.

     As a result of the PUC's May 29, 1998, final order regarding Duquesne's restructuring plan under the Customer Choice Act (see "Rate Matters" on page
16), the electricity generation portion of Duquesne's business no longer meets the criteria of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71). Accordingly, application of SFAS No. 71 to this portion of Duquesne's business has been discontinued and Duquesne now applies SFAS No. 101, Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71 (SFAS No. 101), as interpreted by Emerging Issues Task Force 97-4, Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statements No. 71 and 101. Under SFAS No. 101, the regulatory assets and liabilities of the generation portion of Duquesne are determined on the basis of the source from which the regulated cash flows to realize such regulatory assets and settle such liabilities will be derived. Pursuant to the PUC's final restructuring order, certain of Duquesne's generation-related regulatory assets will be recovered through a competitive transition charge (CTC) collected in connection with providing transmission and distribution services (the electricity delivery business segment). Duquesne will continue to apply SFAS No. 71 with respect to such assets. Fixed assets related to the generation portion of Duquesne's business have been evaluated in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of (SFAS No. 121). Applying SFAS No. 121 to the non-regulated generation assets, it has been determined that Duquesne's generation assets are impaired. However, pursuant to the PUC's final restructuring order, Duquesne will recover its above-market investment in generation assets through the CTC. Under Duquesne's plan to auction its generation assets (currently expected to close in late 1999 or early 2000), the market value utilized by the PUC in determining the value of the generation assets will be the net after-tax proceeds received from the auction. Accordingly, the amount of book value authorized by the PUC to be recovered has been reclassified on the consolidated balance sheet from property, plant and equipment to transition costs, until the auction has been completed and all approvals for the final CTC accounting have been granted. The electricity delivery business segment continues to meet SFAS No. 71 criteria, and accordingly reflects regulatory assets and liabilities consistent with cost-based ratemaking regulations. The regulatory assets represent probable future revenue to Duquesne, because provisions for these costs are currently included, or are expected to be included, in charges to electric utility customers through the ratemaking process. (See "Rate Matters" on page 16.)

Business Segments

     Historically, Duquesne has been treated as a single integrated business segment due to its regulated operating environment. The PUC authorized a combined rate for supplying and delivering electricity to customers. This rate was based on Duquesne's cost of service, which was designed to recover Duquesne's operating expenses and investment in electric utility assets and to provide a return on the investment. As a result of the Customer Choice Act, generation of electricity will be deregulated and charged at a separate rate from the delivery of electricity beginning in 1999 (five percent of customers chose alternative generation suppliers in 1998). For the purposes of complying with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), Duquesne is required to disclose information about its business segments separately. Accordingly, Duquesne has used the PUC-approved separate rates for 1999 to develop the financial information of the business segments for the periods ended December 31, 1998, 1997 and 1996. (Additional information regarding Duquesne's business segments is set forth in "Results of Operations" on page 11 and "Business Segments and Related Information," Note N to the consolidated financial statements, on page 43.)

PP&E and Related Accumulated Depreciation as of December 31,
--------------------------------------------------------------------------------

                                                                      (Thousands of Dollars)
                                                1998                                                    1997
                           ---------------------------------------------------------------------------------------------------------

                                             Accumulated              Net                            Accumulated           Net
                           Investment        Depreciation         Investment        Investment       Depreciation       Investment
------------------------------------------------------------------------------------------------------------------------------------

Electric delivery          $1,531,116          $522,531           $1,008,585        $1,528,128          $517,654        $1,010,474
Electric production         2,797,800         2,491,162(a)           306,638         2,528,927         1,187,001         1,341,926
Electric general              130,431            64,544               65,887           334,565           192,439           142,126
Capital leases                123,374            63,604(a)            59,770           113,662            50,725            62,937
Other                           6,419                --                6,419             5,456                --             5,456
------------------------------------------------------------------------------------------------------------------------------------

        Total              $4,589,140        $3,141,841           $1,447,299        $4,510,738        $1,947,819        $2,562,919
====================================================================================================================================

(a)  See "Restructuring Plan" discussion on page 16.

     Electric delivery PP&E includes: (1) high voltage transmission wires used in delivering electricity from the generating stations to substations; (2) substations and transformers; (3) lower voltage distribution wires used in delivering electricity to customers; and (4) related poles and equipment. Electric production PP&E includes fossil and nuclear generating stations and, in 1998, an allocated portion of electric general PP&E. This allocation was done in conjunction with the PUC restructuring order. Electric production accumulated depreciation in 1998 reflects the write-down of production plant values to the PUC-determined market value. (See "Restructuring Plan" discussion on page 16.) Electric general PP&E includes internal telecommunication equipment, vehicles and office equipment. Duquesne's capital leases are primarily associated with leased nuclear fuel and, to a lesser extent, other electric plant. Other PP&E is comprised mostly of landfill gas recovery equipment.

Joint Interests in Generating Units

     Duquesne has various contracts with subsidiaries of FirstEnergy (Ohio Edison Company, Pennsylvania Power Company, The Cleveland Electric Illuminating Company (CEI) and The Toledo Edison Company), with respect to several jointly owned/leased generating units, which include provisions for coordinated maintenance responsibilities, limited and qualified mutual back-up in the event of outages, and certain capacity and energy transactions.


     In September 1995, Duquesne commenced arbitration against CEI, seeking damages, termination of the operating agreement for Eastlake Unit 5 (Eastlake) and partition of the parties' interests in Eastlake through a sale and division of the proceeds. The arbitration demand alleged, among other things, the improper allocation by CEI of fuel and related costs; the mismanagement of the administration of the Saginaw coal contract in connection with the closing of the Saginaw mine, which historically supplied coal to Eastlake; and the concealment by CEI of material information. CEI also seeks monetary damages from Duquesne for alleged unpaid joint costs in connection with the operation of Eastlake. Duquesne removed the action to the United States District Court for the Northern District of Ohio, Eastern Division, where it is now pending. Pursuant to the agreement in principle regarding the power station exchange between Duquesne and FirstEnergy, the parties jointly sought and received, on October 26, 1998, a court order staying all proceedings pending execution of definitive exchange agreements. The parties will now seek a further stay of proceedings pending the closing of the exchange. (See "Power Station Exchange" discussion on page 17.)

Joint Interests in Power Stations
--------------------------------------------------------------------------------
Nuclear Power Stations                            Beaver Valley
                                                ------------------       Perry
                                                Unit 1      Unit 2       Unit 1
--------------------------------------------------------------------------------
Duquesne                                      * 47.50%    * 13.74%(a)    13.74%
FirstEnergy                                     52.50%      86.26%     * 86.26%
--------------------------------------------------------------------------------
Fossil Power Stations                      Bruce Mansfield
                         Sammis      -----------------------------      Eastlake
                         Unit 7      Unit 1     Unit 2      Unit 3       Unit 5
--------------------------------------------------------------------------------
Duquesne                 31.20%      29.30%      8.00%      13.74%       31.20%
FirstEnergy            * 68.80%    * 70.70%   * 92.00%    * 86.26%     * 68.80%
--------------------------------------------------------------------------------
*Denotes Operator
(a) In 1987, Duquesne sold and leased back its 13.74 percent interest in BV Unit 2. Duquesne leased back its interest in the unit for a term of 29.5 years.

Employees
--------------------------------------------------------------------------------
     At December 31, 1998, Duquesne had 3,361 employees: 1,521 in the electricity generation business segment, 1,258 in the electricity delivery business segment and 582 in administration. Duquesne is party to a labor contract expiring in September 2001 with the International Brotherhood of Electrical Workers (IBEW), which represents approximately 2,000 of Duquesne's employees. The contract provides, among other things, employment security, income protection and 3 percent annual wage increases through September 2000. Duquesne and the IBEW have agreed on a package of additional benefits and protections for union employees affected by the divestiture of generation assets. Any buyer of generation assets currently owned by Duquesne will be required to offer work to current IBEW employees on a seniority basis, recognize the IBEW as the exclusive bargaining representative, establish comparable employee benefit plans, and assume the current labor contract.

     In connection with the anticipated divestiture, Duquesne has developed early retirement programs and enhanced separation packages available for eligible IBEW and management employees. Duquesne expects to recover related costs through the divestiture proceeds.

Electric Utility Operations
--------------------------------------------------------------------------------
     Duquesne anticipates divesting itself of its generation assets through the auction and the power station exchange by early 2000 and, depending on the regulatory approvals of the final agreements regarding the divestiture, expects certain obligations related to the divested assets will be transferred to the future owners.

     Duquesne's fossil plants operated at an availability factor of 80 percent in 1998 and 84 percent in 1997. Duquesne's nuclear plants operated at an availability factor of 52 percent in 1998 and 68 percent in 1997. The next refueling outage for BV Unit 1 is currently scheduled to begin in the spring of 2000. BV Unit 2 began a scheduled refueling outage on February 26, 1999. The next refueling outage for Perry Unit 1 is scheduled to begin on March 27, 1999. The timing and duration of scheduled maintenance and refueling outages, as well as the duration of forced outages, affect the availability of power stations. Duquesne normally experiences its peak demand in the summer. The 1998 customer system peak demand of 2,484 megawatts (MW) occurred on August 7, 1998.

Beaver Valley Power Station (BVPS)

     BV Unit 1 went off-line on January 30, 1998, due to an issue identified in a technical review completed by Duquesne. BV Unit 2 went off-line on December 16, 1997, to repair the emergency air supply system to the control room. BV Unit 2 remained off-line due to other issues identified by a technical review, similar to that performed at BV Unit 1. These technical reviews, held in response to a 1997 commitment made by Duquesne to the NRC, have been completed. Duquesne was one of many utilities faced with similar issues, some of which date back to the initial start-up of BVPS. BV Unit 1 returned to service on August 15, 1998, and BV Unit 2 returned to service on September 28, 1998.

     BVPS's two units are equipped with steam generators designed and built by Westinghouse Electric Corporation (Westinghouse). Similar to other Westinghouse nuclear plants, outside diameter stress corrosion cracking (ODSCC) has occurred in the steam generator tubes of both units. The units still have the capability to operate at 100 percent reactor power, although approximately 17 percent of BV Unit 1 and 3 percent of BV Unit 2 steam generator tubes have been removed from service. Material acceleration in the rate of ODSCC could lead to a loss in plant efficiency and significant repairs or replacement of BV Unit 1 steam generators. The total replacement cost of the BV Unit 1 steam generators is estimated at $125 million, $59 million of which would be Duquesne's responsibility. The earliest that the BV Unit 1 steam generators could be replaced during a currently scheduled refueling outage is the fall of 2001. BV Unit 2, which was placed in service 11 years after BV Unit 1, has not yet exhibited the degree of ODSCC experienced at BV Unit 1. It is too early in the life of BV Unit 2 to determine the extent to which ODSCC may become a problem at that unit.

Fossil Fuel

     Duquesne believes that sufficient coal for its coal-fired generating units will be available from various sources to satisfy its requirements for the foreseeable future. During 1998, approximately 2.0 million tons of coal were consumed at Duquesne's two wholly owned coal-fired stations, Cheswick Power Station (Cheswick) and Elrama Power Station (Elrama).

     Duquesne owns Warwick Mine, an underground mine located in southwestern Pennsylvania. At December 31, 1998, Duquesne's net investment in the mine was $4.4 million. Duquesne estimates that, at December 31, 1998, its economically recoverable coal reserves at Warwick Mine were in excess of 1.4 million tons. Commencing in 1997, an unaffiliated operator began producing up to 360,000 tons of coal per year, for exclusive use at Elrama. This arrangement terminates in March 2000. Duquesne purchases the remaining coal for use at Elrama on the open market. The current estimated liability for mine closing, including final site reclamation, mine water treatment and certain labor liabilities is $47.6 million, and Duquesne has recorded a liability on the consolidated balance sheet of approximately $39.9 million toward these costs. The remaining $7.7 million will be charged to expense during 1999 and the first quarter of 2000.

     During 1998, 48 percent of Duquesne's coal supplies were provided by contracts, including Warwick Mine, with the remainder satisfied through purchases on the spot market. Duquesne had three long-term contracts in effect at December 31, 1998, that, in combination with spot market purchases, are expected to furnish an adequate future coal supply. Duquesne does not anticipate any difficulty in replacing or renewing these contracts as they expire from 2000 through 2005. At December 31, 1998, Duquesne's wholly owned generating units had on hand an average coal supply of 45 days.

Nuclear Fuel

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

     An adequate supply of uranium is under contract to meet Duquesne's requirements for its jointly owned/leased nuclear units through 2000. An adequate supply of conversion services through the year 2002 is also under contract. Enrichment services for Duquesne's joint interests in BV Units 1 and 2 and Perry Unit 1 will be supplied through fiscal year 1999 under a United States Enrichment Corporation (USEC) Utility Services contract. Duquesne has terminated, at zero cost, all of its enrichment services requirements under this contract for the fiscal years 2000 through 2009 and is planning to secure required enrichment services during this period from other suppliers. Duquesne continues to review on an annual basis its alternatives for enrichment services for the years 2010 through 2014 under the USEC contract and may terminate these future years if it can arrange more cost-effective enrichment services. Fuel fabrication contracts are in place to supply reload requirements through 2005 and 2004 respectively, for BV Unit 1 and BV Unit 2, and for the life of plant for Perry Unit 1. Duquesne will continue to make arrangements for future uranium supply and related services, as required. (See "Nuclear Fuel Leasing" discussion on page 15.)

Nuclear Decommissioning

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

     Funding for nuclear decommissioning costs is deposited in external, segregated trust accounts and invested in a portfolio of corporate common stock and debt securities, municipal bonds, certificates of deposit and United States government securities. The market value of the aggregate trust fund balances at December 31, 1998, totaled approximately $62.7 million.

     As part of the power station exchange, FirstEnergy has agreed to assume the decommissioning liability for each of the nuclear plants in exchange for the balance in the decommissioning trust funds, plus the decommissioning costs expected to be collected through the CTC.

Nuclear Insurance

     The Price-Anderson Amendments to the Atomic Energy Act of 1954 limit public liability from a single incident at a nuclear plant to $9.8 billion. The maximum available private primary insurance of $200 million has been purchased by Duquesne. Additional protection of $9.6 billion would be provided by an assessment of up to $88.1 million per incident on each licensed nuclear unit in the United States. Duquesne's maximum total possible assessment, $66.1 million, which is based on its ownership or leasehold interests in three nuclear generating units, would be limited to a maximum of $7.5 million per incident per year. This assessment is subject to indexing for inflation and may be subject to state premium taxes. If assessments from the nuclear industry prove insufficient to pay claims, the United States Congress could impose other revenue-raising measures on the industry.

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

Spent Nuclear Fuel Disposal

     The Nuclear Waste Policy Act of 1982 established a federal policy for handling and disposing of spent nuclear fuel and a policy requiring the establishment of a final repository to accept spent nuclear fuel. Electric utility companies have entered into contracts with the United States Department of Energy (DOE) for the permanent disposal of spent nuclear fuel and high-level radioactive waste in compliance with this legislation. The DOE has indicated that its repository under these contracts will not be available for acceptance of spent nuclear fuel before 2010. The DOE has not yet established an interim or permanent storage facility, despite a ruling by the United States Court of Appeals for the District of Columbia Circuit that the DOE was legally obligated to begin acceptance of spent nuclear fuel for disposal by January 31, 1998. Existing on-site spent nuclear fuel storage capacities at BV Unit 1, BV Unit 2 and Perry Unit 1 are expected to be sufficient until 2018, 2012 and 2011, respectively.

     In early 1997, Duquesne joined 35 other electric utilities and 46 states, state agencies and regulatory commissions in filing suit in the United States Court of Appeals for the District of Columbia Circuit against the DOE. The parties requested the court to suspend the utilities' payments into the Nuclear Waste Fund and to place future payments into an escrow account until the DOE fulfills its obligation to accept spent nuclear fuel. The DOE had requested that the court delay litigation while it pursued alternative dispute resolution under the terms of its contracts with the utilities. The court ruling, issued November 14, 1997, and affirmed on rehearing May 5, 1998, denied the relief requested by the utilities and states and permitted the DOE to pursue alternative dispute resolution, but prohibited the DOE from using its lack of a spent fuel repository as a defense. The United States Supreme Court declined to review the decision. The utilities' remaining remedy is to sue the DOE in federal court for money damages caused by the DOE's delay in fulfilling its obligations.

Uranium Enrichment Obligations

     Nuclear reactor licensees in the United States are assessed annually for the decontamination and decommissioning of DOE uranium enrichment facilities. Assessments are based on the amount of uranium a utility had processed for enrichment prior to enactment of the National Energy Policy Act of 1992 and are to be paid by such utilities over a 15-year period. At December 31, 1998, Duquesne's liability for contributions was approximately $6.2 million (subject to an inflation adjustment), which will be recovered through the CTC as part of transition costs.

Environmental Matters
--------------------------------------------------------------------------------
     Various federal and state authorities regulate Duquesne with respect to air and water quality and other environmental matters. Duquesne believes it is in current compliance with all material applicable environmental regulations. As discussed above, Duquesne anticipates divesting itself of its generation assets, and expects that environmental obligations related to divested assets will transfer to the new owners.

     As required by Title V of the Clean Air Act Amendments (Clean Air Act), Duquesne filed comprehensive air operating permit applications for Cheswick, Elrama, BI and Phillips in 1995. Approval is still pending for these applications. Duquesne filed its Title IV Phase II Clean Air Act compliance plan with the PUC on December 27, 1995. Duquesne also filed Title IV Phase II permit applications for oxides of nitrogen (NOX) emissions from Cheswick, Elrama and Phillips with the Allegheny County Health Department and the Pennsylvania Department of Environmental Protection (DEP) on December 23, 1997. Approval is also pending for these applications.

     Acid Rain Program Requirements. Although Duquesne believes it has satisfied all of the Phase I Acid Rain Program requirements of the Clean Air Act, the Phase II Acid Rain Program requires significant additional reductions of sulfur dioxide (SO2) through the end of 2000. Duquesne currently has 662 MW of nuclear capacity and 887 MW of coal capacity equipped with SO2 emission-reducing equipment. Through the year 2000, Duquesne will implement a combination of compliance methods that include fuel switching; increased use of, and improvements in, SO2 emission-reducing equipment; and the purchase of emission allowances for those remaining stations where it is anticipated that emissions will exceed allocated SO2 allowances.

     Duquesne has developed, patented and installed low NOX burner technology for the Elrama boilers. These cost-effective NOX reduction systems installed on the Elrama roof-fired boilers were specified as the benchmark for the industry for this class of boilers in the Environmental Protection Agency's (EPA) final Group II rulemaking. In 1998, Duquesne installed low-cost burner modifications to existing low NOX burner technology and a new flue gas conditioning system to maximize the effects of combustion-related controls at Cheswick.

     Ozone Reduction Requirements. In addition to the Phase II Acid Rain Program requirements, Duquesne is responsible for NOX reduction requirements to meet the current Ozone Ambient Air Quality Standards under Title I of the Clean Air Act. Compliance with the current ozone standard is based on pre-1997 ozone data, using a one-hour average value approach. During the 1998 summer ozone season, the western Pennsylvania "area" achieved compliance with the one-hour ozone standard. Duquesne believes it will continue its current low NOX emission levels under the maintenance plan being established by the DEP. Duquesne further believes it will be able to meet any additional NOX reduction levels specified under the maintenance plan, through reductions required in 1999 under the Ozone Transport Commission control program described below.

     In September 1998, the EPA issued additional ozone-related NOX reduction requirements under the Clean Air Act, which will affect Duquesne's power plants and will supersede reduction levels specified for 2003 by the Ozone Transport Commission control program. The EPA requires states in the northeast and midwest to amend their implementation plans to impose NOX allowance caps on emissions during the May to September control period. Because the DEP has only recently proposed implementation regulations, the costs of compliance cannot be determined by Duquesne at this time. However, Duquesne anticipates that compliance would require additional capital and operation costs beyond those already estimated through 2000.

     Future Air Quality Requirements. Duquesne is closely monitoring other future air quality programs and air emission control requirements that could result from more stringent ambient air quality and emission standards for SO2 and NOX particulates and other by-products of coal combustion. In 1997, the DEP finalized a regulation to implement additional NOX control requirements that were recommended by the Ozone Transport Commission. The estimated costs to comply with this program have been included in Duquesne's capital cost estimates through the year 2000. Duquesne currently estimates that additional capital costs to comply with the Clean Air Act requirements through the year 2000 will be approximately $5 million. These capital costs may be reduced by short term optimization of NOX reduction systems and the purchase of NOX emission allowances.

     In July 1997, the EPA announced new national ambient air quality standards for ozone and fine particulate matter. To allow each state time to determine which areas may not meet the standards, and to adopt control strategies to achieve compliance, the ozone standards will not be implemented until 2004, and the fine particulate matter standards will not be implemented until 2007 or later. Because appropriate state ambient air monitoring and implementation plans have not been developed, the costs of compliance with these new standards cannot be determined by Duquesne at this time.

     In December 1997, more than 160 nations reached a preliminary agreement (Kyoto Protocol), under which, among other things, the United States would be required to reduce its greenhouse gas emissions during the years 2008 through 2012. The Kyoto Protocol has been signed by the Clinton administration. However, until the Kyoto Protocol has been ratified by the Senate and the related greenhouse gas reduction programs have been developed, the costs of compliance cannot be determined by Duquesne at this time.

     Other. In 1992, the DEP issued Residual Waste Management Regulations governing the generation and management of non-hazardous residual waste, such as coal ash. Duquesne is assessing the sites it utilizes and has developed compliance strategies that are currently under review by the DEP. Capital costs of $3.8 million were incurred by Duquesne in 1998 to comply with these DEP regulations. Based on information currently available, approximately $4.5 million will be spent in 1999. The additional capital cost of compliance is estimated, based on current information, to be approximately $4.8 million per year for the next three years. This estimate is subject to the results of groundwater assessments and DEP final approval of compliance plans.

     Under the Emergency Planning and Community Right-to-Know Act of 1986, certain manufacturing and industrial companies are required to file annual toxic release inventory reports. The first submission by coal- and oil-fired electric utility generating stations is due July 1, 1999, to report on emissions and discharges for 1998. Toxic release inventory reporting does not involve emission reductions. Duquesne does not anticipate any material impact resulting from this requirement.

     Duquesne is involved in various other environmental matters. Duquesne believes that such matters, in total, will not have a materially adverse effect on its financial position, results of operations or cash flows.

Other
--------------------------------------------------------------------------------
Customer Advanced Reliability System

     The Customer Advanced Reliability System (CARS) is a communications service that provides Duquesne with an electronic link to its customers, including the ability to read customer meters. During 1998, Duquesne's service contract with Itron, Inc. was expanded to include additional advanced commercial and industrial customer metering capabilities and associated software. Installation of this advanced metering subsystem commenced in 1998 and will continue during 1999. As of December 31, 1998, the base CARS system had essentially been completed, with nearly all residential meters adapted for CARS, and approximately 470,000 meters being read daily.

Retirement Plan Measurement Assumptions

     Duquesne decreased the discount rate used to determine the projected benefit obligation on Duquesne's retirement plans at December 31, 1998, to 6.5 percent. The assumed change in compensation levels and the assumed rate of return on plan assets were also decreased to reflect current market and economic conditions. The effects of these changes on Duquesne's retirement plan obligations are reflected in the amounts shown in "Employee Benefits," Note M to the consolidated financial statements, on page 41. The resulting change in related expenses for subsequent years is not expected to be material.

Recent Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The adoption of SFAS No. 133 is not expected to have a significant impact on Duquesne's financial statements and disclosures.

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

Executive Officers of the Registrant
--------------------------------------------------------------------------------

     Set forth below are the names, ages as of March 10, 1999, positions and brief accounts of the business experience during the past five years of the executive officers of Duquesne.


      Name              Age                           Office
David D. Marshall       46      President and Chief Executive Officer since August 1996.
                                 President and Chief Operating Officer from February
                                 1995 to August 1996. Executive Vice President from
                                 February 1992 to February 1995.

James E. Cross          52      President, Generation Group since September 1996.
                                 Senior Vice President - Nuclear from February 1995 to
                                 September 1996. Vice President - Nuclear from
                                 September 1994 to February 1995. Formerly Vice
                                 President, Thermal Operations, and Chief Nuclear
                                 Officer of Portland General Electric from May 1993
                                 to September 1994.

Victor A. Roque         52      Senior Vice President since November 1998 and General
                                 Counsel since November 1994. Vice President from
                                 April 1995 to November 1998. Previously Vice President,
                                 General Counsel and Secretary for Orange and
                                 Rockland Utilities from April 1989 to November 1994.

Gary L. Schwass         53      Senior Vice President since February 1995 and
                                 Chief Financial Officer since July 1989. Vice President -
                                 Finance and Principal Financial Officer from May 1988 to
                                 February 1995.

Gary R. Brandenberger   61      Vice President and Assistant to the President since January
                                 1999. Vice President - Customer Operations from May 1997
                                 to December 1998. Vice President - Power Supply from August
                                 1986 to May 1997.

William J. DeLeo        48      Vice President - Corporate Services since November 1998.
                                 Vice President - Marketing and Corporate Performance
                                 from April 1995 to November 1998. Vice President -  Corporate
                                 Performance and Information Services from January 1991 to
                                 April 1995.

Edward N. Neal          52      Vice President - Customer Operations since January 1999.
                                 Assistant General Manager - System Reliability from
                                 September 1996 to January 1999. Assistant General
                                 Manager - Customer Operations from May 1995 to
                                 September 1996. Manager - Construction, Maintenance
                                 and Engineering from May 1994 to May 1995. Manager -
                                 Substations Department from March 1990 to May 1994.

Morgan K. O'Brien       38      Vice President - Finance since November 1998. Vice
                                 President from October 1997 to November 1998 and
                                 Controller and Principal Accounting Officer from
                                 October 1995 to November 1998. Assistant Controller
                                 from December 1993 to October 1995.


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

     Duquesne owns all or a portion of the following generating units except Beaver Valley Unit 2, which is leased. These units are used in the electricity generation business segment. Duquesne anticipates divesting itself of these units through the auction and the power station exchange by early 2000. (See "Restructuring Plan" discussion on page 16.)


                                                            Duquesne's
                                                             Share of              Plant Output
                                                             Capacity               Year Ended
                                                            (Megawatts)          December 31, 1998
   Name and Location              Type                Summer            Winter    (Megawatt-hours)
   -----------------              ----                ------            ------    ----------------
Cheswick                          Coal                  562               570         2,294,365
        Springdale, Pa
Elrama                            Coal                  474               487         2,326,506
        Elrama, Pa
Sammis Unit 7 (1)                 Coal                  187               187         1,363,910
        Stratton, Ohio
Eastlake Unit 5 (1)               Coal                  186               186           989,035
        Eastlake, Ohio
Beaver Valley Unit 1 (1)          Nuclear               385               385         1,328,159
        Shippingport, Pa
Beaver Valley Unit 2 (1)          Nuclear               113               113           244,879
        Shippingport, Pa
Perry Unit 1 (1)                  Nuclear               161               164         1,400,345
        North Perry, Ohio
Bruce Mansfield Unit 1 (1)        Coal                  228               228         1,344,605
        Shippingport, Pa
Bruce Mansfield Unit 2 (1)        Coal                   62                62           287,293
        Shippingport, Pa
Bruce Mansfield Unit 3 (1)        Coal                  110               110           604,720
        Shippingport, Pa
Brunot Island                     Oil                   166               178             5,740
        Brunot Island, Pa
                                                      -----             -----        ----------
Total                                                 2,634             2,670        12,189,557
                                                     ======             =====        ==========


(1) Amounts represent Duquesne's share of the unit which is owned by Duquesne in common with one or more other electric utilities (or, in the case of Beaver Valley Unit 2, leased by Duquesne).

     Duquesne owns 24 transmission substations (including interests in common in the step-up transformers at Sammis Unit 7; Eastlake Unit 5; Bruce Mansfield Unit 1; Beaver Valley Unit 1; Beaver Valley Unit 2; Perry Unit 1; Bruce Mansfield Unit 2; and Bruce Mansfield Unit 3) and 562 distribution substations. Duquesne has 714 circuit-miles of transmission lines, comprising 345,000, 138,000 and 69,000 volt lines. Street lighting and distribution circuits of 23,000 volts and less include approximately 50,000 miles of lines and cable. These facilities are used in the electricity delivery business segment.

     Duquesne owns the Warwick Mine, including 4,849 acres owned in fee of unmined coal lands and mining rights, located on the Monongahela River in Greene County, Pennsylvania. (See "Fossil Fuel" discussion on page 4.) This property is used in the electricity generation business segment.

     Additional information relating to properties is set forth in Note C, "Property, Plant and Equipment," of the consolidated financial statements on page 28. The information is incorporated here by reference.

Item 3.   Legal Proceedings.

Eastlake Unit 5

     In September 1995, Duquesne commenced arbitration against CEI, seeking damages, termination of the operating agreement for Eastlake and partition of the parties' interests in Eastlake through a sale and division of the proceeds. The arbitration demand alleged, among other things, the improper allocation by CEI of fuel and related costs; the mismanagement of the administration of the Saginaw coal contract in connection with the closing of the Saginaw mine, which historically supplied coal to Eastlake; and the concealment by CEI of material information. CEI also seeks monetary damages from Duquesne for alleged unpaid joint costs in connection with the operation of Eastlake. Duquesne removed the action to the United States District Court for the Northern District of Ohio, Eastern Division, where it is now pending. Pursuant to the agreement in principle regarding the power station exchange between Duquesne and FirstEnergy, the parties jointly sought and received, on October 26, 1998, a court order staying all proceedings pending execution of definitive exchange agreements. The parties will now seek a further stay of proceedings pending the closing of the exchange. (See "Power Station Exchange" discussion on page 17.)

Termination of the AYE Merger

     On October 5, 1998, DQE announced its unilateral termination of the merger agreement with AYE. More information regarding this termination is set forth in Duquesne's Current Report on Form 8-K dated October 5, 1998. AYE promptly filed suit in the United States District Court for the Western District of Pennsylvania, seeking to compel DQE to proceed with the merger and seeking a temporary restraining order and preliminary injunction to prevent DQE from certain actions pending a trial, or in the alternative seeking an unspecified amount of money damages. On October 28, 1998, the judge denied AYE's motion for the temporary restraining order and preliminary injunction. AYE appealed to the United States Court of Appeals for the Third Circuit, asking for an injunction pending the appeal and expedited treatment of the appeal. On November 6, 1998, the Third Circuit denied the motion for an injunction and granted the motion to expedite the appeal.

     On March 11, 1999, the Third Circuit vacated the October 28 denial of a preliminary injunction. The Third Circuit remanded the case to the District Court for further proceedings to address certain issues, including whether AYE could demonstrate a reasonable likelihood of success on the merits, before determining whether any injunctive relief is warranted. On March 12, 1999, AYE filed a motion for a temporary restraining order with the district court, and a hearing was held that same day. On March 16, 1999, AYE and DQE entered into a consent agreement, which was approved by the district court on March 18. Pursuant to the consent agreement, AYE and DQE have agreed, among other things, that pending the consolidated hearing on AYE's application for a preliminary injunction and/or an expedited trial on the merits, both parties will give each other 10 business days' notice before taking or omitting to take any action which would prevent the merger from qualifying for "pooling of interests" accounting treatment. This would not prevent either party from entering into any agreement, but would require the 10 business days' notice prior to closing any transaction which prevents pooling. The consent agreement shall terminate on September 16, 1999, unless earlier terminated or extended by mutual agreement or an order of the district court.

     DQE continues to believe that AYE's claim is entirely without merit in light of the $1 billion disallowance of its stranded costs, which constituted a material adverse effect under the merger agreement and entitled DQE to terminate it as of October 5, 1998. DQE will continue to defend itself vigorously against AYE's claims and intends to pursue a prompt resolution of the litigation. On March 25, 1999, DQE petitioned the Third Circuit for rehearing. The ultimate outcome of this suit cannot be determined at this time.

     Proceedings involving Duquesne's rates are reported in Item 7 under "Rate Matters."


Item 4.   Submission of Matters to a Vote Of Security Holders.

     Not applicable.

                                    Part II


Item 5.   Market for Registrant's Common Equity and Related Shareholder Matters.

     Duquesne's common stock is not publicly traded. Effective July 7, 1989, Duquesne became a wholly owned subsidiary of DQE, the holding company formed as part of a shareholder-approved restructuring. As a result of the restructuring, Duquesne's shareholders received DQE common stock in exchange for their shares of Duquesne common stock, which were cancelled. DQE owns all of Duquesne's outstanding common stock, which consists of 10 shares. As such, this item is not applicable to Duquesne because all its common equity is held solely by DQE. During 1998 and 1997, Duquesne declared quarterly dividends on its common stock totaling $207 million and $129 million, respectively.


Item 6.   Selected Financial Data.

     Selected financial data for Duquesne for each of the six years in the period ended December 31, 1998, are set forth on page 46. The financial data is incorporated here by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
--------------------------------------------------------------------------------
Overall Performance

1998 Compared to 1997

     On May 29, 1998, the PUC issued its final order related to Duquesne's restructuring plan. In the second quarter of 1998 Duquesne recorded an extraordinary charge (Pennsylvania restructuring charge) against earnings for $142.3 million ($82.5 million net of tax) for the generation-related stranded costs not considered by the PUC's restructuring order to be recoverable from customers. The Pennsylvania restructuring charge included Phillips Power Station (Phillips), Brunot Island Power Station (BI), deferred caretaker costs related to the two stations and deferred coal costs. (See "Rate Matters" on page 16.)

     Duquesne's earnings available for common stock were $144.5 million in 1998, excluding the Pennsylvania restructuring charge, compared to $137.8 million in 1997, resulting in an increase of $6.7 million or 4.9 percent. The increase in earnings available for common stock is due in part to reduced depreciation in accordance with the PUC's restructuring order as well as a decrease in financing costs. Partially offsetting these increases in earnings were higher energy costs from purchasing additional power at higher prices due to increased nuclear station outages during the year.

1997 Compared to 1996

     Duquesne's earnings for common stock were $137.8 million in 1997 compared to $145.8 million in 1996, a decrease of $8.0 million or 5.5 percent. The decrease is the result of increased depreciation and amortization related to Duquesne's mitigation of fixed generation costs as well as a full year's dividend requirement on the Monthly Income Preferred Securities (MIPS) issued in May 1996. Partially offsetting these decreases in earnings were increased long-term investment income, reduced interest costs and reduced income tax expense.

Results of Business Segments

     Beginning in 1999, Duquesne will have two principal business segments: (1) the transmission and distribution of electricity (electricity delivery business segment) and (2) the generation of electricity and collection of the CTC (electricity generation business segment). To comply with SFAS No. 131, Duquesne has reported the results for 1998, 1997 and 1996 by these business segments and an "all other" category. The all other category includes Duquesne investments in leasing and gas reserve transactions. Upon the anticipated completion of the auction of Duquesne's generation assets and provider of last resort services, the electricity generation business segment will be comprised solely of the collection of the CTC.

1998 Compared to 1997

     Electricity Delivery Business Segment. The electricity delivery business segment contributed $57.2 million to net income in 1998 compared to $61.9 million in 1997, a decrease of $4.7 million or 7.7 percent. Operating revenues for this business segment are primarily derived from Duquesne's delivery of electricity.

     Sales to residential and commercial customers are influenced by weather conditions. Warmer summer and colder winter seasons lead to increased customer use of electricity for cooling and heating. Commercial sales are also affected by regional development. Sales to industrial customers are influenced by national and global economic conditions.

     Operating revenues increased by $4.5 million or 1.4 percent compared to 1997 due to an increase in sales to electric utility customers of 1.0 percent in 1998. Residential and commercial sales increased as a result of warmer summer temperatures during 1998 compared to 1997. Industrial sales decreased primarily due to a reduction in electricity consumption by steel manufacturers, which experienced a decline in demand. The following table sets forth kilowatt-hours
(KWH) delivered to electric utility customers.

--------------------------------------------------------------------------------
                                                        KWH Delivered
                                         ---------------------------------------
                                                       (In Thousands)
                                         ---------------------------------------
                                            1998            1997          Change
--------------------------------------------------------------------------------
Residential                               3,382,323       3,273,532        3.3%
Commercial                                5,896,036       5,785,745        1.9%
Industrial                                3,411,648       3,501,107       (2.6)%
---------------------------------------------------------------------
  Sales to Electric Utility Customers    12,690,007      12,560,384        1.0%
================================================================================

     Operating expenses for the electricity delivery business segment are primarily made up of costs to operate and maintain the transmission and distribution system; meter reading and billing costs; customer service; collection; administrative expenses; and income taxes. Operating expenses increased $5.9 million or 3.3 percent from 1997, primarily as a result of higher costs of maintenance of the transmission and distribution system, and start-up costs related to the Customer Advanced Reliability System, including electronic meter reading and installation. The increase in the system maintenance was primarily due to the increase in frequency and severity of storms during 1998.

     Depreciation and amortization expense increased $2.2 million or 4.8 percent in 1998 due to additions to the plant and equipment balance throughout the year partially offset by retirements.

     Other income is primarily comprised of interest and dividend income. A decrease of $2.2 million or 39.0 percent was the result of lower interest income from a smaller amount of cash available for investing compared to the prior year.

     Interest and other charges include interest on long-term debt, other interest and preferred stock dividends of Duquesne. In 1998, there was $0.9 million or 2.3 percent less in interest and other charges compared to 1997. The decrease was the result of the refinancing of long-term debt at lower interest rates and the maturity of approximately $75 million of long-term debt during 1998.

     Electricity Generation Business Segment. In 1998, the electricity generation business segment reported net income of $71.9 million, excluding the Pennsylvania restructuring charge, compared to $60.5 million in 1997, an increase of $11.4 million or 18.8 percent.

     For the electricity generation business segment, operating revenues are primarily derived from Duquesne's supply of electricity for delivery to retail customers and the supply of electricity to wholesale customers. Beginning in 1999, revenues will include the recovery of transition costs through the collection of the CTC. Under prior fuel cost recovery provisions, fuel revenues generally equaled fuel expense, as costs were recoverable from customers through the Energy Cost Rate Adjustment Clause (ECR), including the fuel component of purchased power, and did not affect net income. Beginning May 29, 1998 (the date of the PUC's final restructuring order), fuel costs were expensed as incurred, and had an impact on net income to the extent fuel costs exceeded amounts included in Duquesne's authorized generation rates. (See "Rate Matters" on page 16.)

     Energy requirements for residential and commercial customers are influenced by weather conditions. Warmer summer and colder winter seasons lead to increased customer use of electricity for cooling and heating. Commercial energy requirements are also affected by regional development. Energy requirements for industrial customers are influenced by national and global economic conditions.

     Short-term sales to other utilities are made at market rates. Fluctuations in electricity sales to other utilities are related to Duquesne's customer energy requirements, the energy market and transmission conditions and the availability of Duquesne's generating stations. Future levels of short-term sales to other utilities will be affected by market rates, the level of participation in customer choice, Duquesne's decision to sell 600 MW to licensed generation suppliers and Duquesne's divestiture of its generation assets. (See "Rate Matters" on page 16.)

     Operating revenues decreased by $3.7 million or 0.4 percent compared to 1997. The decrease in revenues can be attributed to a decrease in energy supplied to electric utility customers due to participation in the customer choice pilot program, and a decrease in energy costs that were recovered through the ECR. Partially offsetting these decreases were increased energy supplied to other utilities of 32.2 percent in 1998, due to higher demand from other utilities and increased capacity available to sell as a result of participation in the customer choice pilot program. The following table sets forth KWH supplied for customers who have not chosen an alternative generation supplier.

--------------------------------------------------------------------------------
                                                      KWH Supplied
                                         ---------------------------------------
                                                     (In Thousands)
                                         ---------------------------------------
                                            1998          1997         Change
--------------------------------------------------------------------------------
Residential                               3,190,451     3,267,941      (2.4)%
Commercial                                5,579,888     5,777,750      (3.4)%
Industrial                                3,357,371     3,499,699      (4.1)%
-------------------------------------------------------------------
  Sales to Electric Utility Customers    12,127,710    12,545,390      (3.3)%
-------------------------------------------------------------------
Sales to Other Utilities                  1,909,342     1,444,822      32.2%
-------------------------------------------------------------------
  Total Sales                            14,037,052    13,990,212       0.3%
================================================================================

     Operating expenses for the electricity generation business segment are primarily made up of energy costs; costs to operate and maintain the power stations; administrative expenses; and income taxes.

     Fluctuations in energy costs generally result from changes in the cost of fuel, the mix between coal and nuclear generation, total KWH supplied, and generating station availability. Because of the ECR, changes in fuel and purchased power costs did not impact earnings for the first five months of 1998 or any of 1997 or 1996. Beginning May 29, 1998, fuel costs for customers were expensed as incurred, and had an impact on net income to the extent fuel costs exceeded amounts included in Duquesne's authorized generation rates. (See "Rate Matters" on page 16.)

     Operating expenses increased $24.7 million or 4.4 percent from 1997 as a result of increased energy costs, partially offset by decreased maintenance costs and reduced BV Unit 2 lease costs due to the PUC's final restructuring order.

     In 1998, fuel and purchased power expense increased by $39.1 million or
17.5 percent compared to 1997. This increase was the result of increased energy costs due to an unfavorable power supply mix and higher purchased power prices. Reduced availability of nuclear generating stations due to an increase in outage hours required Duquesne to purchase power and generate power from the higher fuel cost fossil stations. (See "Beaver Valley Power Station" discussion on page 3.)

     Maintenance expense decreased in 1998, primarily related to the reversal of fossil station maintenance outage accruals for outages scheduled after Duquesne's planned divestiture of generation. (See "Rate Matters" on page 16.) A reduction in nuclear station outage cost amortization in 1998 also contributed to the decrease in maintenance expense.

     Depreciation and amortization expense includes the depreciation of the power stations' plant and equipment and accrued nuclear decommissioning costs. A decrease of $32.8 million or 17.2 percent compared to 1997 was the result of reduced depreciation of generation assets in accordance with the PUC's final restructuring order. Beginning in 1999, Duquesne will be recovering its $2,133 million ($1,485 million, net of tax) of transition costs, as may be adjusted to account for the proceeds of the generation asset auction, through the CTC and will reflect amortization expense related to this recovery.

     Interest and other charges include interest on long-term debt, other interest and preferred stock dividends of Duquesne. In 1998 there was a $5.2 million or 8.1 percent reduction in interest and other charges compared to 1997. The decrease reflected the refinancing of long-term debt at lower interest rates and the maturity of approximately $75 million of long-term debt during 1998.

     All Other. The all other category is comprised of earnings from leasing and gas reserves investments. The all other category contributed $15.5 million to net income in 1998 compared to $15.4 million in 1997, an increase of $0.1 million or 0.9 percent. The increase can be attributed to an increase in other income due to an investment made in the fourth quarter of 1997.

1997 Compared to 1996

     Electricity Delivery Business Segment. The electricity delivery business segment contributed $61.9 million to net income in 1997 compared to $56.6 million in 1996, an increase of $5.3 million or 9.4 percent.

     Operating revenues increased by $8.1 million or 2.6 percent compared to 1996, due to an increase in sales to electric utility customers of 1.1 percent in 1997 and a settlement for pole rental revenue in 1997. Sales to electric utility customers increased despite 1997's mild temperatures compared to 1996 primarily as a result of stronger industrial sales. The following table sets forth KWH delivered for electric utility customers.

--------------------------------------------------------------------------------
                                                     KWH Delivered
                                         ---------------------------------------
                                                     (In Thousands)
                                         ---------------------------------------
                                            1997          1996        Change
Residential                               3,273,532     3,320,870     (1.4)%
Commercial                                5,785,745     5,820,585     (0.6)%
Industrial                                3,501,107     3,284,986      6.6%
-------------------------------------------------------------------
  Sales to Electric Utility Customers    12,560,384    12,426,441      1.1%
================================================================================

     Operating expenses increased $4.7 million or 2.7 percent from 1996, as a result of increases in operating and maintenance costs of the transmission and distribution system.

     Other income increased $3.2 million or 133.9 percent as the result of higher interest income from a larger amount of cash available for investing compared to 1996.

     In 1997, there was a $1.4 million or 3.8 percent increase in interest and other charges compared to 1996. This increase was the result of paying a full year of dividends in 1997 related to the MIPS issued in May 1996.

     Electricity Generation Business Segment. In 1997, the electricity generation business segment reported net income of $60.5 million compared to $77.6 million in 1996, a decrease of $17.0 million or 22.0 percent.

     Operating revenues decreased by $19.6 million or 2.2 percent compared to 1996, due to a decrease in energy supplied to other utilities of 56.4 percent in 1997. This decrease was due to reduced availability resulting from the sale of the Ft. Martin Power Station in the fourth quarter of 1996 and increased forced outages. Partially offsetting the decrease in energy supplied to other utilities was a $3.2 million increase related to charges to the other BVPS owners for administrative costs. The following table sets forth KWH supplied for customers who have not chosen an alternative generation supplier.

--------------------------------------------------------------------------------
                                                      KWH Supplied
                                         ---------------------------------------
                                                     (In Thousands)
                                         ---------------------------------------
                                            1997          1996         Change
--------------------------------------------------------------------------------
Residential                               3,267,941     3,320,870      (1.6)%
Commercial                                5,777,750     5,820,585      (0.7)%
Industrial                                3,499,699     3,284,986       6.5%
-------------------------------------------------------------------
  Sales to Electric Utility Customers    12,545,390    12,426,441       1.0%
-------------------------------------------------------------------
Sales to Other Utilities                  1,444,822     3,310,206     (56.4)%
-------------------------------------------------------------------
  Total Sales                            13,990,212    15,736,647     (11.1)%
================================================================================

     Operating expenses decreased $20.7 million or 3.6 percent from 1996, as a result of decreased energy volume supplied, partially offset by increased maintenance costs.

     In 1997, fuel and purchased power expense decreased by $13.5 million or 5.7 percent compared to 1996, as a result of an 11.1 percent reduction in energy volume supplied. This $26.7 million decrease due to energy volume supplied was partially offset by increased energy costs of $13.2 million, primarily the result of purchased power prices. Reduced availability of generating stations due to an increase in outage hours forced Duquesne to purchase power during high demand periods, resulting in increased costs.

     Maintenance expense increased in 1997 compared to 1996. The increase was due to more forced outage hours at nuclear stations than during 1996.

     An increase in depreciation and amortization expense of $19.1 million or
11.1 percent over 1996 was due to the May 1, 1996, increase in Duquesne's nuclear generation plant depreciation rate, resulting in higher depreciation for the first four months of 1997. In addition, accelerated nuclear lease recovery, which began on May 1, 1997, resulted in higher annualized amortization expense of $25 million. Offsetting these increases by $8.5 million was the mid-1996 completion of the recovery of the investment in Perry Unit 2, the construction of which was abandoned by Duquesne in 1986. The remaining increase can be attributed to incremental depreciation for 1997 fixed asset additions and an increased level of nuclear decommissioning cost recognition.

     Other income increased $1.4 million or 14.1 percent and was the result of higher interest income, due to a larger amount of cash available for investing compared to the prior year.

     In 1997 there was a $0.4 million or 0.7 percent increase in interest and other charges compared to 1996. The increase was the result of paying a full year of dividends in 1997 related to the MIPS issued in May 1996.

     All Other. The all other category contributed $15.4 million to net income in 1997 compared to $11.6 million in 1996, an increase of $3.7 million or 32.0 percent. The increase can be attributed to an increase in other income due to an investment made in the fourth quarter of 1997.

Liquidity and Capital Resources
--------------------------------------------------------------------------------

Capital Expenditures

     Duquesne spent approximately $118.4 million in 1998, $93.7 million in 1997 and $88.5 million in 1996 for capital expenditures, of which $113.3 million in 1998, $90.4 million in 1997 and $87.9 million in 1996 was spent for electric utility construction. The remaining capital expenditures were related to Duquesne investments. Duquesne's capital expenditures for electric utility construction focus on improving and/or expanding electric utility generation, transmis-sion and distribution systems. Duquesne currently estimates that it will spend, excluding allowance for funds used during construction (AFC) and nuclear fuel, approximately $110 million during 1999 (including $30 million for generation), $75 million in 2000 (excluding generation) and $70 million in 2001 (excluding generation) for electric utility construction.

Long-Term Investments

     Duquesne's investing activities during 1998, 1997 and 1996 included approximately $26 million, $15 million and $10 million, respectively, in the decommissioning trust funds, gas reserves and affordable housing investments.

Financing

     Duquesne currently expects to meet its current obligations and debt maturities through the year 2003 with funds generated from operations, through new financings and through the proceeds from the auction of generation assets.

     During 1998, $75 million of mortgage bonds matured and were retired and $100 million of 8.75 percent mortgage bonds due in May 2022 were redeemed. The retirement and redemption were financed using available cash, the proceeds of the $40 million of 6.45 percent mortgage bonds due in February 2008 and the proceeds of the $100 million of 7.375 percent mortgage bonds due in April 2038 issued by Duquesne. Mortgage bonds in the amount of $75 million will mature in July 1999. Duquesne expects to retire these bonds with available cash, or to refinance the bonds.

     In connection with the power station exchange with FirstEnergy, Duquesne anticipates terminating the BV Unit 2 lease, in which case the lease liability recorded on the consolidated balance sheet would no longer be an obligation of Duquesne. The underlying collateralized lease bonds ($371.0 million at December 31, 1998) would become direct obligations of Duquesne and be recorded on the consolidated balance sheet. Duquesne would also pay approximately $230 million in termination costs, a portion of which Duquesne expects to recover through the proceeds of the generation asset auction. (See "Power Station Exchange" discussion on page 17.)

     A Duquesne subsidiary has 15 shares of preferred stock, par value $100,000 per share outstanding. The holders of such shares are entitled to a 6.5 percent annual dividend to be paid each September 30.

     In May 1996, Duquesne Capital L.P. (Duquesne Capital), a special-purpose limited partnership of which Duquesne is the sole general partner, issued $150.0 million principal amount of 8-3/8 percent MIPS with a stated liquidation value of $25.00. The holders of MIPS are entitled to annual dividends of 8-3/8 percent, payable monthly. Such dividends are guaranteed by Duquesne.

Short-Term Borrowings

     At December 31, 1998, Duquesne had a $150 million extendible revolving credit arrangement, expiring in October 1999. Interest rates can, in accordance with the option selected at the time of the borrowing, be based on prime, Eurodollar or certificate of deposit rates. Commitment fees are based on the unborrowed amount of the commitments. The credit facility contains a two-year repayment period for any amounts outstanding at the expiration of the revolving credit period. At December 31, 1998 and December 31, 1997, there were no short-term borrowings outstanding.

Sale of Accounts Receivable

     Duquesne and an unaffiliated corporation have an agreement that entitles Duquesne to sell, and the corporation to purchase, on an ongoing basis, up to $50 million of accounts receivable. Duquesne had no receivables sold at December 31, 1998 or December 31, 1997. The accounts receivable sales agreement, which expires in June 1999, is one of many sources of funds available to Duquesne. Duquesne may attempt to extend the agreement, replace it with a similar facility, or eliminate it upon expiration.

Nuclear Fuel Leasing

     Duquesne finances its acquisitions of nuclear fuel through a leasing arrangement, under which it may finance up to $75 million of nuclear fuel. As of December 31, 1998, the amount of nuclear fuel financed by Duquesne under this arrangement totaled approximately $41.8 million. The actual nuclear fuel costs to be financed will be influenced by such factors as changes in interest rates; lengths of the respective fuel cycles; reload cycle design; operations; the power station exchange; and changes in nuclear material costs and services, the prices and availability of which are not known at this time. Such costs may also be influenced by other events not presently foreseen. Duquesne plans to continue leasing nuclear fuel to fulfill its requirements at least through September 1999, the remaining term of the leasing arrangement. Duquesne may attempt to extend the arrangement, replace it with a similar facility, or eliminate it upon expiration through the purchase of the balance of the nuclear fuel. Duquesne anticipates divesting its nuclear stations. (See "Power Station Exchange" discussion on page 17.)

Rate Matters
--------------------------------------------------------------------------------

Competition and the Customer Choice Act

     The electric utility industry continues to undergo fundamental change in response to development of open transmission access and increased availability of energy alternatives. Under historical ratemaking practice, regulated electric utilities were granted exclusive geographic franchises to sell electricity, in exchange for making investments and incurring obligations to serve customers under the then-existing regulatory framework. Through the ratemaking process, those prudently incurred costs were recovered from customers, along with a return on the investment. Additionally, certain operating costs were approved for deferral for future recovery from customers (regulatory assets). As a result of this historical ratemaking process, utilities had assets recorded on their balance sheets at above-market costs, thus creating transition and stranded costs.

     In Pennsylvania, the Customer Choice Act went into effect on January 1, 1997. The Customer Choice Act enables Pennsylvania's electric utility customers to purchase electricity at market prices from a variety of electric generation suppliers (customer choice). Although the Customer Choice Act will give customers their choice of electric generation suppliers, the existing, franchised local distribution utility is still responsible for delivering electricity from the generation supplier to the customer. The local distribution utility is also required to serve as the provider of last resort for all customers in its service territory, unless other arrangements are approved by the PUC. The provider of last resort must provide electricity for any customer who cannot or does not choose an alternative electric generation supplier, or whose supplier fails to deliver. The Customer Choice Act provides that the existing franchised utility may recover, through a CTC, an amount of transition costs that are determined by the PUC to be just and reasonable. Pennsylvania's electric utility restructuring is being accomplished through a two-stage process consisting of an initial customer choice pilot period (which ended in December
1998) and a phase-in to competition period (which began in January 1999). Duquesne's estimated negative net income impact of the customer choice pilot program during 1998, with five percent of customers participating, was approximately $6 million.

Phase-In to Competition

     The phase-in to competition began in January 1999, when 66 percent of customers became eligible to participate in customer choice (including customers covered by the pilot program); all customers will have customer choice in January 2000. As of February 28, 1999, approximately 12.5 percent of Duquesne's customers had chosen alternative generation suppliers. Customers that have chosen an electricity generation supplier other than Duquesne pay that supplier for generation charges, and pay Duquesne a CTC (discussed below) and charges for transmission and distribution. Customers that continue to buy their generation from Duquesne pay for their service at current regulated tariff rates divided into generation, transmission and distribution charges. Under the Customer Choice Act, an electric distribution company, such as Duquesne, remains a regulated utility and may only offer PUC-approved rates, including generation rates. Also under the Customer Choice Act, electricity delivery (including transmission, distribution and customer service) remains regulated in substantially the same manner as under current regulation.

     In an effort to "jump start" retail competition, Duquesne has made 600 MW of power available to licensed electric generation suppliers, to be used in supplying electricity to Duquesne's customers who have chosen alternative generation suppliers. The power will be available for the first six months of 1999 at a price of 2.6 cents per KWH. This power availability will be structured to ensure the power is used to benefit Duquesne's retail customers.

Rate Cap

     An overall four-and-one-half-year rate cap from January 1, 1997, has been imposed on the transmission and distribution charges of Pennsylvania electric utility companies under the Customer Choice Act. Additionally, electric utility companies may not increase the generation price component of rates as long as transition costs are being recovered, with certain exceptions.

Restructuring Plan

     In its May 29, 1998, final restructuring order, the PUC determined that Duquesne should recover most of the above-market costs of the generation assets, including plant and regulatory assets through the collection of the CTC from electric utility customers. The total of the transition costs to be recovered is $2,133 million ($1,485 million, net of tax) over a seven-year period beginning January 1, 1999, as may be adjusted to account for the proceeds of the generation asset auction. In addition, the transition costs as reflected on the consolidated balance sheet will be amortized over the same period that the CTC revenues are being recognized. Duquesne will earn an 11 percent pre-tax return on the unrecovered balance.

     In the second quarter of 1998, Duquesne recorded an extraordinary charge (PUC restructuring charge) against earnings of $142.3 million ($82.5 million, net of tax) for the generation-related stranded costs not considered by the PUC's restructuring order to be recoverable from customers. The Pennsylvania restructuring charge included Phillips, BI, deferred caretaker costs related to the two stations and deferred coal costs.

     Restructuring Plan and Auction Plan. With respect to transition cost recovery, the PUC's final order on the restructuring plan approved Duquesne's proposal to auction its generation assets and use the proceeds to offset transition costs. The remaining balance of such costs (with certain exceptions described below) will be recovered from ratepayers through a CTC, collectible through 2005. Until the divestiture is complete, Duquesne has been ordered to use an interim system average CTC and price to compare based on the methodology approved in its pilot program (approximately 2.9 cents per KWH for the CTC and approximately 3.8 cents per KWH for the price to compare).

     On December 18, 1998, the PUC approved Duquesne's auction plan, including an auction of its provider of last resort service, as well as an agreement in principle to exchange certain generation assets with FirstEnergy. The assets to be auctioned will include Duquesne's wholly owned Cheswick Power Station, Elrama Power Station, Phillips and BI, as well as the stations to be received from FirstEnergy in the power station exchange described below. The auction plan calls for a two-phase, sealed bid process similar to that used in other power plant divestitures. The initial confidential bidding process is expected to begin in the spring of 1999, with potential buyers identified by Duquesne being asked to submit non-binding bids. Final agreements governing the transactions must be approved by various regulatory agencies, including the PUC, the FERC, the NRC, the Department of Justice and/or the Federal Trade Commission. Duquesne currently expects the sale to close at the end of 1999 or the beginning of 2000.

     Power Station Exchange. Pursuant to the definitive agreements entered into on March 25, 1999 (which remain subject to regulatory approval), Duquesne and FirstEnergy will exchange ownership interests in certain power stations. Duquesne will receive 100 percent ownership rights in three coal-fired power plants located in Avon Lake and Niles, Ohio and New Castle, Pennsylvania (totaling approximately 1,300 MW), which Duquesne expects to sell simultaneously as part of the auction of generation assets. FirstEnergy will acquire Duquesne's interests in BV Unit 1, BV Unit 2, Perry Unit 1, Sammis Unit 7, Eastlake Unit 5 and Bruce Mansfield Units 1, 2 and 3 (totaling approximately 1,400 MW). In connection with the power station exchange, Duquesne anticipates terminating the BV Unit 2 lease. (See "Financing" discussion on page 15.) Pursuant to the December 18, 1998, PUC order and subject to final approval, the proceeds from the sale of the power stations received in the exchange will be used to offset the transition costs associated with Duquesne's currently-held generation assets and the costs associated with completing the exchange. Duquesne expects this exchange to enhance the value received from the auction, because participants will bid on plants that are wholly owned by Duquesne, rather than plants that are jointly owned and/or operated by another entity. Additionally, the auction will include only coal- and oil-fired plants, which are anticipated to have a higher market value than nuclear plants. These value-enhancing features, along with a minimum level of auction proceeds guaranteed by FirstEnergy, are expected to maximize auction proceeds, minimize transition costs required to be recovered through the CTC (by shortening the length of the CTC recovery period), and thus reduce customer bills as rapidly as possible. Other benefits of this exchange include the resolution of all joint ownership issues, and other risks and costs associated with the jointly-owned units. Although the PUC has said the exchange appears to be in the public interest, the definitive exchange agreement must be submitted for PUC approval, and certain aspects of the exchange will have to be approved by, among other agencies, the FERC, the NRC and the Department of Justice. The power station exchange is expected to occur simultaneously with the anticipated closing of the sale of Duquesne's generation through the auction at the end of 1999 or in early 2000.

Termination of the AYE Merger

     On July 28, 1998, DQE's board of directors concluded that it could not consummate the merger with AYE, toward which Duquesne had been working. Duquesne believes that AYE suffered a material adverse effect as a result of the PUC's final restructuring order regarding AYE's utility subsidiary, West Penn Power Company. More information regarding this decision is set forth in Duquesne's Current Report on Form 8-K dated July 28, 1998. On July 30, 1998, AYE informed DQE that it would continue to work toward consummation of the merger, and also pursue all remedies available to protect the legal and financial interests of AYE and its shareholders.

     On September 17, 1998, the PUC issued an order stating that, unless the parties jointly agreed to an extension of time to consummate the merger beyond October 5, 1998 (the relevant date under the merger agreement), their merger application with the PUC would be considered withdrawn. On October 5, 1998, Duquesne announced its unilateral termination of the merger agreement. More information regarding this termination is set forth in Duquesne's Current Report on Form 8-K dated October 5, 1998. In a letter dated February 24, 1999, the PUC informed Duquesne that the merger application was deemed withdrawn and the docket was closed.

     AYE filed suit in the United States District Court for the Western District of Pennsylvania, seeking to compel Duquesne to proceed with the merger and seeking a temporary restraining order and preliminary injunction to prevent Duquesne from certain actions pending a trial, or in the alternative seeking an unspecified amount of money damages. On October 28, 1998, the judge denied AYE's motion for the temporary restraining order and preliminary injunction. AYE appealed to the United States Court of Appeals for the Third Circuit, asking for an injunction pending the appeal and expedited treatment of the appeal. On November 6, 1998, the Third Circuit denied the motion for an injunction and granted the motion to expedite the appeal.

     On March 11, 1999, the Third Circuit vacated the October 28 denial of a preliminary injunction. The Third Circuit remanded the case to the District Court for further proceedings to address certain issues, including whether AYE could demonstrate a reasonable likelihood of success on the merits, before determining whether any injunctive relief is warranted. On March 12, 1999, AYE filed a motion for a temporary restraining order with the district court, and a hearing was held that same day. On March 16, 1999, AYE and DQE entered into a consent agreement, which was approved by the district court on March 18. Pursuant to the consent agreement, AYE and DQE have agreed, among other things, that pending the consolidated hearing on AYE's application for a preliminary injunction and/or an expedited trial on the merits, both parties will give each other 10 business days' notice before taking or omitting to take any action which would prevent the merger from qualifying for "pooling of interests" accounting treatment. This would not prevent either party from entering into any agreement, but would require the 10 business days' notice prior to closing any transaction which prevents pooling. The consent agreement shall terminate on September 16, 1999, unless earlier terminated or extended by mutual agreement or an order of the district court.

     DQE continues to believe that AYE's claim is entirely without merit in light of the $1 billion disallowance of its stranded costs, which constituted a material adverse effect under the merger agreement and entitled DQE to terminate it as of October 5, 1998. DQE will continue to defend itself vigorously against AYE's claims and intends to pursue a prompt resolution of the litigation. On March 25, 1999, DQE petitioned the Third Circuit for rehearing. In the interim, DQE intends to continue to pursue the implementation of customer choice under its PUC-approved restructuring plan, including the power station exchange with FirstEnergy and the generation asset auction. The ultimate outcome of this suit cannot be determined at this time.

Deferred Energy Costs

     As part of its restructuring plan filing, Duquesne requested recovery of $11.5 million ($6.7 million, net of tax) through the CTC for energy costs previously deferred under the ECR. Recovery of this amount was approved in the PUC's final restructuring order. Duquesne also requested recovery of an additional $31.2 million ($18.2 million, net of tax). This amount relates to fuel costs that had been deferred between the time of the restructuring plan filing and the restructuring order in accordance with a PUC order with respect to Duquesne's ECR. As part of its December 18, 1998, order the PUC denied recovery of this additional amount. Duquesne has appealed the PUC's denial of recovery to the Pennsylvania Commonwealth Court.

     Based upon the Customer Choice Act, which mandates recovery of all regulatory assets, and the PUC's specific authorization for Duquesne to create a regulatory asset for these costs, Duquesne believes that it is probable that these costs will be recovered through retail rates. In the event that Duquesne does not prevail in its appeal with the Pennsylvania Commonwealth Court, these costs would be written off as a charge against income.

Year 2000
--------------------------------------------------------------------------------

     Many existing computer programs and embedded microprocessors use only two digits to identify a year (for example, "98" is used to represent "1998"). Such programs read "00" as the year 1900, and thus may not recognize dates beginning with the year 2000, or may otherwise produce erroneous results or cease processing when dates after 1999 are encountered.

     Year 2000 Plan. In 1994, Duquesne began reviewing its critical information systems that impact operations and financial reporting in order to develop a strategy to address required computer software and system changes and upgrades. Duquesne has since assembled a Year 2000 team, comprised of management representatives from all functional areas of Duquesne, which continues to explore the exposure to Year 2000-related issues in computer software and in devices and equipment (such as plant components, substations, elevators, and heating and cooling systems) containing embedded microprocessors that may not correctly identify the year. The team is also exploring potential related issues that may originate with third parties with whom Duquesne does business. To support the planning, organization and management of its efforts, the team has retained Year 2000 consultants.

     In general, Duquesne's overall strategy to address the Year 2000 issue is comprised of four phases that, in some cases, are performed simultaneously. These phases are: inventory, assessment, remediation, and testing and implementation.

     Inventory consists of identifying the various components, equipment, hardware, and software used in Duquesne's operations that may potentially be faced with Year 2000 issues. This inventory effort was completed during the fourth quarter of 1998.

     Assessment consists of evaluating all inventoried items for Year 2000 compliance or readiness. This is accomplished by contacting the vendors and manufacturers, inspecting software and code, researching the results of other companies' assessment of like components, and various other means. Assessment activities have been completed as of the date of this Report. Duquesne's business is dependent upon external suppliers for the reliable delivery of their products and services. Duquesne has inquired in writing of its suppliers and service providers with regard to their Year 2000 readiness. Duquesne is meeting with critical suppliers and service providers to further corroborate evidence of their Year 2000 readiness.

     Remediation refers to the activities necessary to fix or replace those components that have Year 2000 issues that will adversely affect Duquesne's operations. Remediation concentrates first on those systems, components, and equipment that substantially impact Duquesne's ability to perform its essential business functions (mission critical). Remediation is currently under way and is scheduled to be substantially complete in the second quarter of 1999. This remediation is in addition to previously planned improvements to Duquesne's systems with benefits beyond Year 2000 solutions, such as total system replacements discussed below.

     Testing and implementation consists of placing renovated processes, systems, equipment, and other items into use within Duquesne's operations. Testing is performed on all mission critical processes, whether or not remediation activities were involved in the process. Testing and implementation will be substantially completed during the second quarter of 1999.

     Throughout the execution of its Year 2000 plan, Duquesne has been providing and will continue to provide information on its activities to the PUC, the NRC and the North American Electric Reliability Counsel (NERC), which coordinates the network of interconnected utilities across the nation. Duquesne's plan is in accordance with NRC guidelines, and Duquesne is working with the NRC to certify that its nuclear power station safety and operations systems, and issues related to suppliers, will be ready for the Year 2000. NERC has been requested by the United States Department of Energy (DOE) to review the national electric power production and delivery infrastructure to ensure a reliable power supply during the Year 2000 transition period. Duquesne is working with NERC to address these issues through monthly status reporting and participation in regional Year 2000 tests. Duquesne also participates in the Electric Power Research Institute's project to share information about technical issues regarding Year 2000 with other entities in the electric utility industry.

     Risks and Contingency Plans. Duquesne currently believes that implementation of its plan will minimize the Year 2000 issues relating to its systems and equipment. Duquesne's goal is to ensure that all components and services that in any material manner contribute to operational reliability, customer relations, safety, revenue and regulatory compliance will be suitable for continued use beyond December 31, 1999, in some cases with appropriate work-arounds or contingency plans. Duquesne understands that many variables outside the control of Duquesne may have an adverse affect on the ability of Duquesne to perform its mission critical processes (e.g., telecommunication providers may not be able to provide uninterrupted service). Therefore, Duquesne is developing contingency plans for all mission critical processes in an effort to mitigate these risks. Contingency plans will be developed and tested for all mission critical processes by the end of the second quarter of 1999. Duquesne continues to review its operations and its critical external suppliers and service providers in order to determine any worst-case scenarios it could face as a result of Year 2000 problems.

     Costs. The estimated total cost of implementing Duquesne's Year 2000 plan is approximately $49 million, which includes costs related to total system replacements (the Year 2000 solution comprises only a portion of the benefit resulting from such replacements). These costs to date, primarily incurred as a result of software and system changes and upgrades by Duquesne, have been approximately $39 million. Of this amount, approximately $35 million represents capital costs attributable to the licensing and installation of new software for total system replacements. The remaining $4 million has been expensed as incurred. Funds for Duquesne's Year 2000 plan have come from Duquesne's operating and capital budgets. Approximately $10 million has been budgeted for 1999 to address Year 2000 issues. Duquesne does not anticipate that Year 2000 issues and related costs will be material to Duquesne's operations, financial condition and results of operations.

     The foregoing paragraphs contain forward-looking statements regarding the timetable, effectiveness and ultimate cost of Duquesne's Year 2000 strategy. Actual results could materially differ from those implied by such statements due to known and unknown risks and uncertainties, including, but not limited to: the possibility that changes and upgrades are not timely completed, that corrections to the systems of other companies on which Duquesne's systems rely may not be timely completed, and that such changes and upgrades may be incompatible with Duquesne's systems; the availability and cost of trained personnel; and the ability to locate and correct all relevant computer code and microprocessors.


Item 7A.  Quantitative And Qualitative Disclosures About Market Risk.

     Market risk represents the risk of financial loss that may impact Duquesne's consolidated financial position, results of operations or cash flows due to adverse changes in market prices and rates.

     Funding for nuclear decommissioning costs is deposited by Duquesne in external, segregated trust accounts and invested in a portfolio of corporate common stock and debt securities, municipal bonds, certificates of deposit and United States government securities. The market value of the aggregate trust fund balances at December 31, 1998 totaled approximately $62.7 million. The amount funded into the trusts is based on estimated returns which, if not achieved as projected, could require additional unanticipated funding requirements.

Item 8.   Consolidated Financial Statements and Supplementary Data.

Report of Independent Certified Public Accountants
--------------------------------------------------------------------------------

To the Directors and Stockholder of Duquesne Light Company:

     We have audited the accompanying consolidated balance sheets of Duquesne Light Company (a wholly owned subsidiary of DQE, Inc.) and its subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, retained earnings, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Duquesne Light Company and its subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Pittsburgh, Pennsylvania
January 26, 1999


Statement of Consolidated Income
-------------------------------------------------------------------------------------------------------------
                                                                           (Thousands of Dollars)
                                                                ---------------------------------------------
                                                                           Year Ended December 31,
                                                                ---------------------------------------------
                                                                     1998            1997            1996
-------------------------------------------------------------------------------------------------------------
Operating Revenues:
Sales of Electricity:
        Residential                                             $   410,960     $   405,915     $   405,392
        Commercial                                                  495,194         500,070         494,919
        Industrial                                                  189,617         198,708         190,723
-------------------------------------------------------------------------------------------------------------
        Net customer revenues                                     1,095,771       1,104,693       1,091,034
        Utilities                                                    36,203          24,861          58,292
-------------------------------------------------------------------------------------------------------------
Total Sales of Electricity                                        1,131,974       1,129,554       1,149,326
Other                                                                44,820          46,387          38,081
-------------------------------------------------------------------------------------------------------------
        Total Operating Revenues                                  1,176,794       1,175,941       1,187,407
-------------------------------------------------------------------------------------------------------------

Operating Expenses:
Fuel                                                                176,913         184,676         204,655
Purchased power                                                      85,647          38,735          32,269
Other operating                                                     269,944         269,063         263,691
Maintenance                                                          74,908          82,869          78,386
Depreciation and amortization                                       204,718         235,381         216,338
Taxes other than income taxes                                        80,035          81,049          84,625
Income taxes                                                         82,495          76,783          85,364
-------------------------------------------------------------------------------------------------------------
        Total Operating Expenses                                    974,660         968,556         965,328
-------------------------------------------------------------------------------------------------------------
Operating Income                                                    202,134         207,385         222,079
-------------------------------------------------------------------------------------------------------------

Other Income and (Deductions):
Interest and dividend income                                         13,242          16,014          12,216
Income taxes                                                         (7,582)         (2,945)          2,356
Other                                                                33,503          19,761           9,991
-------------------------------------------------------------------------------------------------------------
        Total Other Income                                           39,163          32,830          24,563
-------------------------------------------------------------------------------------------------------------
Income Before Interest and Other Charges                            241,297         240,215         246,642
-------------------------------------------------------------------------------------------------------------

Interest Charges:
Interest on long-term debt                                           81,076          87,420          88,478
Other interest                                                        1,290             752           1,632
Allowance for borrowed funds used during construction                (2,179)         (2,339)         (1,249)
-------------------------------------------------------------------------------------------------------------
        Total Interest Charges                                       80,187          85,833          88,861
-------------------------------------------------------------------------------------------------------------
Monthly Income Preferred Securities Dividend Requirements            12,562          12,562           7,921
-------------------------------------------------------------------------------------------------------------
Income Before Extraordinary Item                                    148,548         141,820         149,860
Extraordinary Item, Net of Tax                                      (82,548)             --              --
-------------------------------------------------------------------------------------------------------------
Net Income, After Extraordinary Item                                 66,000         141,820         149,860
=============================================================================================================
Dividends on Preferred and Preference Stock                           4,036           4,022           4,045
        Earnings for Common Stock, Before Extraordinary Item    $   144,512     $   137,798     $   145,815
=============================================================================================================
        Earnings for Common Stock, After Extraordinary Item     $    61,964     $   137,798     $   145,815
=============================================================================================================

See notes to consolidated financial statements.


Consolidated Balance Sheet
------------------------------------------------------------------------------------------
                                                                (Thousands of Dollars)
                                                             -----------------------------
                                                                  As of December 31,
                                                             -----------------------------
Assets                                                           1998             1997
------------------------------------------------------------------------------------------
Property, Plant and Equipment:
Electric plant in service                                    $ 4,379,703     $ 4,335,149
Property held under capital leases                               123,374         113,662
Construction work in progress                                     79,644          56,471
Other                                                              6,419           5,456
------------------------------------------------------------------------------------------
        Gross property, plant and equipment                    4,589,140       4,510,738
        Less: Accumulated depreciation and amortization       (3,141,841)     (1,947,819)
------------------------------------------------------------------------------------------
                Total Property, Plant and Equipment - Net      1,447,299       2,562,919
------------------------------------------------------------------------------------------

Long-Term Investments:
Investment in DQE common stock                                    69,067          57,617
Other investments                                                133,189         128,947
------------------------------------------------------------------------------------------
                Total Long-Term Investments                      202,256         186,564
------------------------------------------------------------------------------------------

Current Assets:
Cash and temporary cash investments                               53,151         165,169
------------------------------------------------------------------------------------------
Receivables:
        Electric customer accounts receivable                     87,262          90,149
        Other utility receivables                                 25,412          23,106
        Other receivables                                         22,419          23,736
        Less: Allowance for uncollectible accounts                (9,137)        (15,016)
------------------------------------------------------------------------------------------
                Total Receivables - Net                          125,956         121,975
------------------------------------------------------------------------------------------
Materials and supplies (at average cost):
        Operating and construction                                58,747          53,088
        Coal                                                      25,702          20,418
------------------------------------------------------------------------------------------
                Total Materials and Supplies                      84,449          73,506
------------------------------------------------------------------------------------------
Other current assets                                               7,670           7,478
------------------------------------------------------------------------------------------
                Total Current Assets                             271,226         368,128
------------------------------------------------------------------------------------------

Other Non-Current Assets:
Transition costs                                               2,132,980              --
Regulatory assets                                                 64,568         680,885
Other                                                             56,799          41,683
------------------------------------------------------------------------------------------
                Total Other Non-Current Assets                 2,254,347         722,568
------------------------------------------------------------------------------------------
                Total Assets                                 $ 4,175,128     $ 3,840,179
==========================================================================================

See notes to consolidated financial statements.


Consolidated Balance Sheet
-----------------------------------------------------------------------------------------------------------------
                                                                                       (Thousands of Dollars)
                                                                                     ----------------------------
                                                                                         As of December 31,
                                                                                     ----------------------------
Capitalization and Liabilities                                                          1998            1997
-----------------------------------------------------------------------------------------------------------------
Capitalization:
Common stock (authorized - 90,000,000 shares, issued and outstanding - 10 shares)    $       --      $       --
Capital surplus                                                                         813,528         815,561
Retained earnings                                                                        27,646         172,682
Accumulated other comprehensive income                                                   27,326          15,590
-----------------------------------------------------------------------------------------------------------------
                Total Common Stockholder's Equity                                       868,500       1,003,833
-----------------------------------------------------------------------------------------------------------------
Non-redeemable preferred stock                                                           65,108          64,608
Non-redeemable Monthly Income Preferred Securities                                      150,000         150,000
Non-redeemable preference stock                                                          26,914          28,295
-----------------------------------------------------------------------------------------------------------------
        Total preferred and preference stock before deferred ESOP benefit               242,022         242,903
Deferred employee stock ownership plan (ESOP) benefit                                   (14,240)        (16,400)
-----------------------------------------------------------------------------------------------------------------
                Total Preferred and Preference Stock                                    227,782         226,503
-----------------------------------------------------------------------------------------------------------------
Long-term debt                                                                        1,160,348       1,218,276
-----------------------------------------------------------------------------------------------------------------
                Total Capitalization                                                  2,256,630       2,448,612
-----------------------------------------------------------------------------------------------------------------
Obligations Under Capital Leases                                                         36,596          37,540
-----------------------------------------------------------------------------------------------------------------
Current Liabilities:
Accrued liabilities                                                                     116,056          87,607
Accounts payable                                                                        105,624          76,224
Current maturities and sinking fund requirements                                         96,137          97,523
Dividends declared                                                                       39,597           2,349
Other                                                                                     6,864          14,338
-----------------------------------------------------------------------------------------------------------------
                Total Current Liabilities                                               364,278         278,041
-----------------------------------------------------------------------------------------------------------------
Non-Current Liabilities:
Deferred income taxes - net                                                             610,272         574,248
Beaver Valley lease liability                                                           475,570              --
Deferred income                                                                         117,508         183,304
Deferred investment tax credits                                                          24,076          97,782
Other                                                                                   290,198         220,652
-----------------------------------------------------------------------------------------------------------------
                Total Non-Current Liabilities                                         1,517,624       1,075,986
-----------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Notes B through N)
-----------------------------------------------------------------------------------------------------------------
                Total Capitalization and Liabilities                                $ 4,175,128     $ 3,840,179
=================================================================================================================

See notes to consolidated financial statements.


Statement of Consolidated Cash Flows
------------------------------------------------------------------------------------------------------------------
                                                                                  (Thousands of Dollars)
                                                                          ----------------------------------------
                                                                                  Year Ended December 31,
                                                                          ----------------------------------------
                                                                             1998           1997          1996
------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income                                                                $  66,000      $ 141,820     $ 149,860
Principal non-cash charges (credits) to net income:
                Extraordinary item, net of tax                               82,548             --            --
                Depreciation and amortization                               204,718        235,381       216,338
                Capital lease, nuclear fuel and other amortization           49,547         39,179        24,006
                Deferred income taxes and investment tax credits - net       32,536         (7,611)      (81,325)
                Gain on dispositions                                         (1,322)        (5,856)           --
                Investment income                                           (66,552)       (19,353)      (23,841)
Increase in ECR                                                             (19,219)       (25,318)       (3,948)
Changes in working capital other than cash                                   36,300        (19,432)      (16,924)
Other                                                                       (61,407)       (22,648)       23,202
------------------------------------------------------------------------------------------------------------------
                Net Cash Provided By Operating Activities                   323,149        316,162       287,368
------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Construction expenditures                                                  (118,447)       (93,743)      (88,546)
Long-term investments                                                       (26,172)       (15,422)       (9,953)
Proceeds from disposition of investments                                      1,322          5,856         4,203
Sale of generating station                                                       --             --       169,100
Other                                                                         2,958        (13,692)         (700)
------------------------------------------------------------------------------------------------------------------
                Net Cash (Used In) Provided By Investing Activities        (140,339)      (117,001)       74,104
------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Dividends on capital stock                                                 (211,954)      (133,970)     (281,015)
Reductions of long-term obligations:
                Long-term debt                                             (198,172)       (52,100)      (50,812)
                Capital leases                                              (12,897)       (13,551)      (19,326)
Issuance of preferred stock                                                      --             --       150,000
Issuance of long-term debt                                                  140,000             --            --
Other                                                                       (11,805)        11,215        (8,395)
------------------------------------------------------------------------------------------------------------------
                Net Cash Used In Financing Activities                      (294,828)      (188,406)     (209,548)
------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and temporary cash investments             (112,018)        10,755       151,924
Cash and temporary cash investments at beginning of year                    165,169        154,414         2,490
------------------------------------------------------------------------------------------------------------------
                Cash and Temporary Cash Investments at End of Year        $  53,151      $ 165,169     $ 154,414
==================================================================================================================

Supplemental Cash Flow Information
Cash paid during the year for:
Interest (net of amount capitalized)                                      $  78,046      $  82,343     $  86,409
------------------------------------------------------------------------------------------------------------------
Income taxes                                                              $ 117,094      $ 120,548     $ 165,948
------------------------------------------------------------------------------------------------------------------
Non-cash investing and financing activities:
Capital lease obligations recorded                                        $   7,855      $  27,514     $  13,050
Preferred stock issued in conjunction with long-term investments          $      --      $   1,500     $      --
------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

Statement of Consolidated Comprehensive Income
-------------------------------------------------------------------------------------------------------------
                                                                              (Thousands of Dollars)
                                                                      ---------------------------------------
                                                                              Year Ended December 31,
                                                                      ---------------------------------------
                                                                         1998          1997          1996
-------------------------------------------------------------------------------------------------------------
Net income                                                            $  66,000     $ 141,820     $ 149,860
-------------------------------------------------------------------------------------------------------------
Other comprehensive income:
        Unrealized holding gains (losses) arising during the year,
                net of tax of $8,084, $3,184 and $(1,627)                11,736         4,488        (2,298)
        Less: reclassification adjustment for gains included
                in net income, net of tax of $503, $1,609 and $451         (709)       (2,269)         (635)
-------------------------------------------------------------------------------------------------------------
                Total Other Comprehensive Income                         11,027         2,219        (2,933)
-------------------------------------------------------------------------------------------------------------
                Comprehensive Income                                  $  77,027     $ 144,039     $ 146,927
=============================================================================================================

See notes to consolidated financial statements


Statement of Consolidated Retained Earnings
-------------------------------------------------------------------------------------------------------------
                                                                              (Thousands of Dollars)
                                                                      ---------------------------------------
                                                                                 As of December 31,
                                                                      ---------------------------------------
                                                                         1998          1997          1996
-------------------------------------------------------------------------------------------------------------
Balance at beginning of year                                          $ 172,682     $ 163,884     $ 294,069
-------------------------------------------------------------------------------------------------------------
Net income                                                               66,000       141,820       149,860
-------------------------------------------------------------------------------------------------------------
Dividend declared:
        Preferred stock                                                   2,772         2,712         2,712
        Preferred stock (net of tax benefit of ESOP dividend)             1,264         1,310         1,333
        Common stock                                                    207,000       129,000       276,000
-------------------------------------------------------------------------------------------------------------
                Total Dividends declared                                211,036       133,022       280,045
-------------------------------------------------------------------------------------------------------------
                Balance at End of Year                                $  27,646     $ 172,682     $ 163,884
=============================================================================================================

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

     Duquesne Light Company (Duquesne) is a wholly owned subsidiary of DQE, Inc.
(DQE), a multi-utility delivery and services company. Duquesne is engaged in the generation, transmission, distribution and sale of electric energy. Duquesne has one wholly owned subsidiary, Monongahela Light and Power Company, which makes long-term investments.

     On December 18, 1998, the Pennsylvania Public Utility Commission (PUC) approved Duquesne's plan to divest itself of its generation assets through an auction (including an auction of its provider of last resort service), and an agreement in principle to exchange certain power stations with FirstEnergy Corporation (FirstEnergy). Final agreements governing these transactions must be approved by various regulatory agencies. Duquesne currently expects these transactions to close in late 1999 or early 2000. (See "Rate Matters," Note E, on page 29.)

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

     As a result of the PUC's final order regarding Duquesne's restructuring plan under the Customer Choice Act (see "Rate Matters," Note E, on page 29), the electricity generation portion of Duquesne's business no longer meets the criteria of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71). Accordingly, application of SFAS No. 71 to this portion of Duquesne's business has been discontinued and Duquesne now applies SFAS No. 101, Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No 71 (SFAS No. 101) as interpreted by Emerging Issues Task Force 97-4, Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statements No. 71 and 101. Under SFAS No. 101, the regulatory assets and liabilities of the generation portion of Duquesne are determined on the basis of the source from which the regulated cash flows to realize such regulatory assets and settle such liabilities will be derived. Pursuant to the PUC's final restructuring order, certain of Duquesne's generation-related regulatory assets will be recovered through a competitive transition charge (CTC) collected in connection with providing transmission and distribution services (the electricity delivery business segment). Duquesne will continue to apply SFAS No. 71 with respect to such assets. Fixed assets related to the generation portion of Duquesne's business have been evaluated in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of (SFAS No. 121). Applying SFAS No. 121 to the non-regulated generation assets, it has been determined that Duquesne's generation assets are impaired. However, pursuant to the PUC's final restructuring order, Duquesne will recover its above-market investment in generation assets through the CTC. Under Duquesne's plan to auction its generation assets, the market value utilized by the PUC in determining the value of the generation assets will be the net after-tax proceeds received from the auction. Accordingly, the amount of book value authorized by the PUC to be recovered has been reclassified on the consolidated balance sheet from property, plant and equipment to transition costs, until the auction has been completed and all approvals for the final CTC accounting have been granted. The electricity delivery business segment continues to meet SFAS No. 71 criteria and accordingly reflects regulatory assets and liabilities consistent with cost-based ratemaking regulations. The regulatory assets represent probable future revenue to Duquesne, because provisions for these costs are currently included, or are expected to be included, in charges to electric utility customers through the ratemaking process. (See "Rate Matters," Note E, on page 29.)

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may also be affected by the estimates and assumptions management is required to make. Actual results could differ from those estimates.

Energy Cost Rate Adjustment Clause (ECR)

     Through the ECR, Duquesne previously recovered (to the extent that such amounts were not included in base rates) nuclear fuel, fossil fuel and purchased power expenses. Also through the ECR, Duquesne passed to its customers the profits from short-term power sales to other utilities (collectively, ECR energy costs). As a consequence of the PUC's final order regarding Duquesne's restructuring plan (see "Rate Matters," Note E, on page 29), such fuel costs are no longer recoverable through the ECR. Instead, effective May 29, 1998 (the date of the PUC's final restructuring order), fuel costs are expensed as incurred and thus impact net income.

     Under-recoveries from customers prior to May 29, 1998, were recorded on the consolidated balance sheet as a regulatory asset. At December 31, 1998, $42.7 million was receivable from customers. Duquesne expects to recover this amount through the CTC. (See "Restructuring Plan" discussion, Note E, on page 30.) At December 31, 1997, $23.5 million was receivable from customers.

Revenues from Utility Sales

     Duquesne's electric utility operations provide service to customers in the City of Pittsburgh and surrounding areas. (See "Rate Matters," Note E, on page 29.) This territory represents approximately 800 square miles in southwestern Pennsylvania. The population of the area served by Duquesne's electric utility operations, based on 1990 census data, is approximately 1,510,000, of whom 370,000 reside in the City of Pittsburgh. In addition to serving approximately 580,000 direct customers, Duquesne's utility operations also sell electricity to other utilities.

     Meters are read monthly and utility customers are billed on the same basis. Revenues are recorded in the accounting periods for which they are billed, with the exception of energy cost recovery revenues. (See "Energy Cost Rate Adjustment Clause" discussion above.)

Maintenance

     Effective January 1, 1999, as a result of the PUC's final restructuring order, all electric utility maintenance costs will be expensed as incurred. Historically, incremental maintenance costs incurred for refueling outages at Duquesne's nuclear units were deferred for amortization over the period between refueling outages (generally 18 months); Duquesne would accrue, over the periods between outages, anticipated costs for scheduled major fossil generating station outages. Maintenance costs incurred for non-major scheduled outages and for forced outages were charged to expense as such costs were incurred. During the fourth quarter of 1998, a reversal of the fossil maintenance outage accrual was made for outages planned to occur after the divestiture of the generation assets.

Depreciation and Amortization

     Depreciation of property, plant and equipment, including plant-related intangibles, is recorded on a straight-line basis over the estimated remaining useful lives of properties. Amortization of gas reserve investments and depreciation of related property are on a units of production method over the total estimated gas reserves. Amortization of interests in affordable housing partnerships is based upon a method that approximates the equity method; and amortization of certain other leases is on the basis of benefits recorded over the lives of the investments. Depreciation and amortization of other properties are calculated on various bases.

     Duquesne records nuclear decommissioning costs under the category of depreciation and amortization expense, and accrues a liability, equal to that amount, for nuclear decommissioning expense. On Duquesne's consolidated balance sheet, the decommissioning trusts have been reflected in other long-term investments, and the related liability has been recorded as other non-current liabilities. Trust fund earnings increase the fund balance and the recorded liability. (See "Nuclear Decommissioning" discussion, Note I, on page 36.)

     Duquesne's composite depreciation rate increased from 3.5 percent to 4.25 percent effective May 1, 1996. Also in 1996, Duquesne expensed $9 million related to the depreciation portion of deferred rate synchronization costs in conjunction with Duquesne's 1996 PUC-approved mitigation plan. As a result of the May 29, 1998, PUC restructuring order, Duquesne reduced its rate of depreciation on its generation assets, including plant and transition costs, to achieve a net book value as of December 31, 1998, equal to the level approved for recovery as transition costs.

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

     For its electricity delivery business segment, Duquesne recognizes a regulatory asset for the deferred tax liabilities that are expected to be recovered from customers through rates. (See "Rate Matters," Note E, and "Income Taxes," Note G, on pages 29 and 33.)

     Duquesne reflects the amortization of the regulatory tax receivable resulting from reversals of deferred taxes as depreciation and amortization expense. Reversals of accumulated deferred income taxes are included in income tax expense.

     When applied to reduce Duquesne's income tax liability, investment tax credits related to the electricity delivery business segment generally are deferred. Such credits are subsequently reflected, over the lives of the related assets, as reductions to income tax expense.

Property, Plant and Equipment

     The asset values of Duquesne's electric utility properties are stated at original construction cost, which includes related payroll taxes, pensions and other fringe benefits, as well as administrative costs. Also included in original construction cost is an allowance for funds used during construction
(AFC), which represents the estimated cost of debt and equity funds used to finance construction.

     Additions to, and replacements of, property units are charged to plant accounts. Maintenance, repairs and replacement of minor items of property are recorded as expenses when they are incurred. The costs of electricity delivery business segment properties that are retired (plus removal costs and less any salvage value) are charged to accumulated depreciation and amortization.

     The asset values of Duquesne's electricity generation business segment properties were written down to market value in accordance with SFAS No. 121 in conjunction with the final PUC restructuring order. (See "Basis of Accounting" discussion on page 25.) Substantially all of Duquesne's electric utility properties are subject to a first mortgage lien.

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

Stock-Based Compensation

     Duquesne accounts for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of Duquesne's stock at the date of the grant over the amount any employee must pay to acquire the stock. Compensation cost for stock appreciation rights is recorded annually, based on the quoted market price of Duquesne's stock at the end of the period.

Reclassification

     The 1997 and 1996 consolidated financial statements have been reclassified to conform with 1998 presentation.

Recent Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The adoption of SFAS No. 133 is not expected to have a significant impact on Duquesne's financial statements and disclosures.

B.  CHANGES IN WORKING CAPITAL OTHER THAN CASH

Changes in Working Capital Other than Cash
(Net of Dispositions and Acquisitions) for the Year Ended December 31,
--------------------------------------------------------------------------------
                                                  (Thousands of Dollars)
                                           -------------------------------------
                                              1998         1997         1996
--------------------------------------------------------------------------------
Receivables                                $ (3,981)    $(16,330)    $  7,539
Materials and supplies                      (10,943)      (1,740)       1,286
Other current assets                           (192)       1,350         (873)
Accounts payable                             29,400       (8,048)       9,437
Other current liabilities                    22,016        5,336      (34,313)
--------------------------------------------------------------------------------
  Total                                    $ 36,300     $(19,432)    $(16,924)
================================================================================

C.  PROPERTY, PLANT AND EQUIPMENT

     In addition to its wholly owned generating units, Duquesne, together with FirstEnergy, has an ownership or leasehold interest in certain jointly owned units. Duquesne is required to pay its share of the construction and operating costs of the units. Duquesne's share of the operating expenses of the units is included in the statement of consolidated income. Duquesne anticipates divesting itself of its generation assets at the end of 1999 or in early 2000. (See "Rate Matters," Note E, on page 29.)

Generating Units
--------------------------------------------------------------------------------
                                             Generating
                                             Capability           Fuel
Unit                                         (Megawatts)         Source
--------------------------------------------------------------------------------
Cheswick                                         570             Coal
Elrama (a)                                       487             Coal
Eastlake Unit 5 (f)                              186             Coal
Sammis Unit 7 (f)                                187             Coal
Bruce Mansfield Units 1, 2 and 3 (a)(f)          400             Coal
Beaver Valley Unit 1 (b)(f)                      385             Nuclear
Beaver Valley Unit 2 (c)(d)(f)                   113             Nuclear
Perry Unit 1 (e)(f)                              164             Nuclear
Brunot Island Units 1 and 2                      178             Fuel Oil
--------------------------------------------------------------------------------
        Total Generating Capability            2,670
================================================================================

(a)  The units are equipped with flue gas desulfurization equipment.
(b) The Nuclear Regulatory Commission (NRC) has granted a license to operate through January 2016.
(c) In 1987, Duquesne sold and leased back its 13.74 percent interest in Beaver Valley Unit 2.
(d)  The NRC has granted a license to operate through May 2027.
(e)  The NRC has granted a license to operate through March 2026.
(f)  Jointly owned with FirstEnergy.

     Additionally, Duquesne has an ownership interest in certain generating units not currently included in electric plant in service on the consolidated balance sheet. The Brunot Island (BI) Units 3 and 4 and the Phillips Power Station (Phillips) will be offered as part of Duquesne's generation asset auction.

D.  LONG-TERM INVESTMENTS

     At December 31, 1998 and 1997, the fair market value of Duquesne's investment in DQE common stock was $69.1 million and $57.6 million, respectively. At December 31, 1998 and 1997, the cost of Duquesne's investment in DQE common stock was $32.0 million and $33.6 million, respectively.

     Duquesne makes equity investments in affordable housing. At December 31, 1998, Duquesne had investments in nine affordable housing developments.

     Deferred income primarily relates to Duquesne's lease investments and certain gas reserve investments. Deferred amounts will be recognized as income over the lives of the underlying lease investments over periods generally not exceeding 15 years.

E.  RATE MATTERS

Competition and the Customer Choice Act

     The electric utility industry continues to undergo fundamental change in response to development of open transmission access and increased availability of energy alternatives. Under historical ratemaking practice, regulated electric utilities were granted exclusive geographic franchises to sell electricity, in exchange for making investments and incurring obligations to serve customers under the then-existing regulatory framework. Through the ratemaking process, those prudently incurred costs were recovered from customers, along with a return on the investment. Additionally, certain operating costs were approved for deferral for future recovery from customers (regulatory assets). As a result of this historical ratemaking process, utilities had assets recorded on their balance sheets at above-market costs, thus creating transition and stranded costs.

     In Pennsylvania, the Customer Choice Act went into effect on January 1, 1997. The Customer Choice Act enables Pennsylvania's electric utility customers to purchase electricity at market prices from a variety of electric generation suppliers (customer choice). Although the Customer Choice Act will give customers their choice of electric generation suppliers, the existing, franchised local distribution utility is still responsible for delivering electricity from the generation supplier to the customer. The local distribution utility is also required to serve as the provider of last resort for all customers in its service territory, unless other arrangements are approved by the PUC. The provider of last resort must provide electricity for any customer who cannot or does not choose an alternative electric generation supplier, or whose supplier fails to deliver. The Customer Choice Act provides that the existing franchised utility may recover, through a CTC, an amount of transition costs that are determined by the PUC to be just and reasonable. Pennsylvania's electric utility restructuring is being accomplished through a two-stage process consisting of an initial customer choice pilot period (which ended in December
1998) and a phase-in to competition period (which began in January 1999). Duquesne's estimated negative net income impact of the customer choice pilot program during 1998, with five percent of customers participating, was approximately $6 million.

Phase-In to Competition

     The phase-in to competition began in January 1999, when 66 percent of customers became eligible to participate in customer choice (including customers covered by the pilot program); all customers will have customer choice in January 2000. As of February 28, 1999, approximately 12.5 percent of Duquesne's customers had chosen alternative generation suppliers. Customers that have chosen an electricity generation supplier other than Duquesne pay that supplier for generation charges, and pay Duquesne a CTC (discussed below) and charges for transmission and distribution. Customers that continue to buy their generation from Duquesne pay for their service at current regulated tariff rates divided into generation, transmission and distribution charges. Under the Customer Choice Act, an electric distribution company, such as Duquesne, remains a regulated utility and may only offer PUC-approved rates, including generation rates. Also under the Customer Choice Act, electricity delivery (including transmission, distribution and customer service) remains regulated in substantially the same manner as under current regulation.

     In an effort to "jump start" retail competition, Duquesne has made 600 megawatts (MW) of power available to licensed electric generation suppliers, to be used in supplying electricity to Duquesne's customers who have chosen alternative generation suppliers. The power will be available for the first six months of 1999 at a price of 2.6 cents per kilowatt-hour (KWH). This power availability will be structured to ensure the power is used to benefit Duquesne's retail customers.

Rate Cap

     An overall four-and-one-half-year rate cap from January 1, 1997, has been imposed on the transmission and distribution charges of Pennsylvania electric utility companies under the Customer Choice Act. Additionally, electric utility companies may not increase the generation price component of rates as long as transition costs are being recovered, with certain exceptions.

Restructuring Plan

     In its May 29, 1998, final restructuring order, the PUC determined that Duquesne should recover most of the above-market costs of the generation assets, including plant and regulatory assets through the collection of the CTC from electric utility customers. The total of the transition costs to be recovered is $2,133 million ($1,485 million, net of tax) over a seven-year period beginning January 1, 1999, as may be adjusted to account for the proceeds of the generation asset auction. In addition, the transition costs as reflected on the consolidated balance sheet will be amortized over the same period that the CTC revenues are being recognized. Duquesne will earn an 11 percent pre-tax return on the unrecovered balance.

     In the second quarter of 1998, Duquesne recorded the Pennsylvania restructuring charge against earnings of $142.3 million ($82.5 million, net of tax) for the generation-related stranded costs not considered by the PUC's restructuring order to be recoverable from customers. The Pennsylvania restructuring charge included Phillips, BI, deferred caretaker costs related to the two stations and deferred coal costs. The following table sets forth the amounts reclassified from regulatory assets and property, plant, and equipment to transition costs.

Other Non-Current Assets as of December 31,
-------------------------------------------------------------------------------------------------
                                                                          Other
                                                           Transition   Regulatory     Regulatory
                                                             Costs        Assets         Assets
                                                          ---------------------------------------
(Thousands of Dollars)                                       1998          1998           1997
-------------------------------------------------------------------------------------------------
Power plants (a)                                          $1,073,730    $       --    $       --
Beaver Valley Unit 2 lease liability (See Note H)            475,570            --            --
Regulatory tax receivable                                    236,480        23,177       301,664
Beaver Valley Unit 2 sale/leaseback deferred taxes (b)        55,130            --            --
Unamortized debt costs                                        45,770        33,612        87,915
Beaver Valley Unit 2 sale/leaseback costs                     37,790            --        38,299
Deferred rate synchronization costs                           25,370            --        37,231
Deferred employee costs                                       14,240         7,779        25,130
Deferred energy costs                                         11,510            --        23,514
DOE decontamination and decommissioning receivable             5,580            --         8,847
Deferred nuclear maintenance outage costs                      3,250            --        17,013
Brunot Island and Phillips cold reserve units (c)                 --            --       105,693
Deferred coal costs (c)                                           --            --        15,711
Other (c) (d)                                                148,560            --        19,868
-------------------------------------------------------------------------------------------------
        Total                                             $2,132,980    $   64,568    $  680,885
=================================================================================================

(a) Amount represents the above-market costs of the power plants and was reclassified in the second quarter of 1998 from property, plant, and equipment to transition costs. A final determination of plant market value will be determined in conjunction with the generation auction.
(b) Amount represents deferred taxes related to the taxable gain on the sale/leaseback of Beaver Valley Unit 2 and was reclassified from deferred tax liabilities to transition costs.
(c) In the second quarter of 1998 amounts were written off as an extraordinary charge to the consolidated statement of income as part of the Pennsylvania restructuring charge.
(d) Amounts reflected in transition costs include reclassifications from other non-current assets and other non-current liabilities. In addition, there are amounts included in transition costs that had not previously been recorded on the consolidated balance sheet but were determined in the final PUC restructuring order to be costs recoverable from customers through the CTC. In the case of amounts not recorded, a regulatory liability was recorded for the same amount as the transition costs.

     As part of its restructuring plan filing, Duquesne requested recovery of $11.5 million ($6.7 million, net of tax) through the CTC for energy costs previously deferred under the ECR. Recovery of this amount was approved in the PUC's final restructuring order. Duquesne also requested recovery of an additional $31.2 million ($18.2 million, net of tax) in deferred fuel costs. On December 18, 1998, the PUC denied recovery of this additional amount. Duquesne has appealed the PUC's denial of recovery to the Pennsylvania Commonwealth Court. Based upon the Customer Choice Act, which mandates recovery of all regulatory assets, and the PUC's specific authorization for Duquesne to create a regulatory asset for these costs, Duquesne believes that it is probable that these costs will be recovered through retail rates. In the event that Duquesne does not prevail in its appeal, these costs would be written off as a charge against income during 1999.

     Restructuring Plan and Auction Plan. With respect to transition cost recovery, the PUC's final order on the restructuring plan approved Duquesne's proposal to auction its generation assets and use the proceeds to offset transition costs. The remaining balance of such costs (with certain exceptions described below) will be recovered from ratepayers through a CTC, collectible through 2005. Until the divestiture is complete, Duquesne has been ordered to use an interim system average CTC and price to compare based on the methodology approved in its pilot program (approximately 2.9 cents per KWH for the CTC and approximately 3.8 cents per KWH for the price to compare).

     On December 18, 1998, the PUC approved Duquesne's auction plan, including an auction of its provider of last resort service, as well as an agreement in principle to exchange certain generation assets with FirstEnergy. The assets to be auctioned will include Duquesne's wholly owned Cheswick Power Station, Elrama Power Station, Phillips and BI, as well as the stations to be received from FirstEnergy in the power station exchange described below. The auction plan calls for a two-phase, sealed bid process similar to that used in other power plant divestitures. The initial confidential bidding process is expected to begin in the spring of 1999, with potential buyers identified by Duquesne being asked to submit non-binding bids. Final agreements governing the transactions must be approved by various regulatory agencies, including the PUC, the FERC, the NRC, the Department of Justice and/or the Federal Trade Commission. Duquesne currently expects the sale to close at the end of 1999 or the beginning of 2000.

     Power Station Exchange. Pursuant to the definitive agreements entered into on March 25, 1999 (which remain subject to regulatory approval), Duquesne and FirstEnergy will exchange ownership interests in certain power stations. Duquesne will receive 100 percent ownership rights in three coal-fired power plants located in Avon Lake and Niles, Ohio and New Castle, Pennsylvania (totaling approximately 1,300 MW), which Duquesne expects to sell simultaneously as part of the auction of generation assets. FirstEnergy will acquire Duquesne's interests in Beaver Valley Unit 1 (BV Unit 1), Beaver Valley Unit 2 (BV Unit 2), Perry Unit 1, Sammis Unit 7, Eastlake Unit 5 and Bruce Mansfield Units 1, 2 and 3 (totaling approximately 1,400 MW). In connection with the power station exchange, Duquesne anticipates terminating the BV Unit 2 lease. (See "Leases," Note H, on page 34.) Pursuant to the December 18, 1998, PUC order and subject to final approval, the proceeds from the sale of the power stations received in the exchange will be used to offset the transition costs associated with Duquesne's currently-held generation assets and costs associated with completing the exchange. Duquesne expects this exchange to enhance the value received from the auction, because participants will bid on plants that are wholly owned by Duquesne, rather than plants that are jointly owned and/or operated by another entity. Additionally, the auction will include only coal- and oil-fired plants, which are anticipated to have a higher market value than nuclear plants. These value-enhancing features, along with a minimum level of auction proceeds guaranteed by FirstEnergy, are expected to maximize auction proceeds, minimize transition costs required to be recovered through the CTC (by shortening the length of the CTC recovery period), and thus reduce customer bills as rapidly as possible. Other benefits of this exchange include the resolution of all joint ownership issues, and other risks and costs associated with the jointly-owned units. Although the PUC has said the exchange appears to be in the public interest, the definitive exchange agreement must be submitted for PUC approval, and certain aspects of the exchange will have to be approved by, among other agencies, the FERC, the NRC and the Department of Justice. The power station exchange is expected to occur simultaneously with the anticipated closing of the sale of Duquesne's generation through the auction at the end of 1999 or in early 2000.

Termination of the AYE Merger

     On July 28, 1998, DQE's board of directors concluded that it could not consummate the merger with AYE, toward which Duquesne had been working. Duquesne believes that AYE suffered a material adverse effect as a result of the PUC's final restructuring order regarding AYE's utility subsidiary, West Penn Power Company. More information regarding this decision is set forth in Duquesne's Current Report on Form 8-K dated July 28, 1998. On July 30, 1998, AYE informed DQE that it would continue to work toward consummation of the merger, and also pursue all remedies available to protect the legal and financial interests of AYE and its shareholders.

     On September 17, 1998, the PUC issued an order stating that, unless the parties jointly agreed to an extension of time to consummate the merger beyond October 5, 1998 (the relevant date under the merger agreement), their merger application with the PUC would be considered withdrawn. On October 5, 1998, Duquesne announced its unilateral termination of the merger agreement. More information regarding this termination is set forth in Duquesne's Current Report on Form 8-K dated October 5, 1998. In a letter dated February 24, 1999, the PUC informed Duquesne that the merger application was deemed withdrawn and the docket was closed.

     AYE filed suit in the United States District Court for the Western District of Pennsylvania, seeking to compel Duquesne to proceed with the merger and seeking a temporary restraining order and preliminary injunction to prevent Duquesne from certain actions pending a trial, or in the alternative seeking an unspecified amount of money damages. On October 28, 1998, the judge denied AYE's motion for the temporary restraining order and preliminary injunction. AYE appealed to the United States Court of Appeals for the Third Circuit, asking for an injunction pending the appeal and expedited treatment of the appeal. On November 6, 1998, the Third Circuit denied the motion for an injunction and granted the motion to expedite the appeal.

     On March 11, 1999, the Third Circuit vacated the October 28 denial of a preliminary injunction. The Third Circuit remanded the case to the District Court for further proceedings to address certain issues, including whether AYE could demonstrate a reasonable likelihood of success on the merits, before determining whether any injunctive relief is warranted. On March 12, 1999, AYE filed a motion for a temporary restraining order with the district court, and a hearing was held that same day. On March 16, 1999, AYE and DQE entered into a consent agreement, which was approved by the district court on March 18. Pursuant to the consent agreement, AYE and DQE have agreed, among other things, that pending the consolidated hearing on AYE's application for a preliminary injunction and/or an expedited trial on the merits, both parties will give each other 10 business days' notice before taking or omitting to take any action which would prevent the merger from qualifying for "pooling of interests" accounting treatment. This would not prevent either party from entering into any agreement, but would require the 10 business days' notice prior to closing any transaction which prevents pooling. The consent agreement shall terminate on September 16, 1999, unless earlier terminated or extended by mutual agreement or an order of the district court.

     DQE continues to believe that AYE's claim is entirely without merit in light of the $1 billion disallowance of its stranded costs, which constituted a material adverse effect under the merger agreement and entitled DQE to terminate it as of October 5, 1998. DQE will continue to defend itself vigorously against AYE's claims and intends to pursue a prompt resolution of the litigation. On March 25, 1999, DQE petitioned the Third Circuit for rehearing. In the interim, DQE intends to continue to pursue the implementation of customer choice under its PUC-approved restructuring plan, including the power station exchange with FirstEnergy and the generation asset auction. The ultimate outcome of this suit cannot be determined at this time.

F.
SHORT-TERM BORROWING AND REVOLVING CREDIT ARRANGEMENTS

     At December 31, 1998, Duquesne had a $150 million extendible revolving credit arrangement, expiring in October 1999. Interest rates can, in accordance with the option selected at the time of the borrowing, be based on prime, Eurodollar or certificate of deposit rates. Commitment fees are based on the unborrowed amount of the commitment. The credit facility contains a two-year repayment period for any amounts outstanding at the expiration of the revolving credit period. At December 31, 1998 and December 31, 1997, there were no short-term borrowings outstanding.

G.
INCOME TAXES

Since DQE's formation in 1989, Duquesne has filed consolidated federal income tax returns with its parent and other companies in the affiliated group. The annual federal corporate income tax returns have been audited by the Internal Revenue Service (IRS) for the tax years through 1992. The IRS is reviewing the 1993 and 1994 returns, and the tax years 1995, 1996, 1997 and 1998 remain subject to IRS review. Duquesne does not believe that final settlement of the federal income tax returns for the years 1990 through 1998 will have a materially adverse effect on its financial position, results of operations or cash flows.

Deferred Tax Assets (Liabilities) as of December 31,
--------------------------------------------------------------------------------
                                                    (Thousands of Dollars)
                                                --------------------------------
                                                     1998            1997
--------------------------------------------------------------------------------
Tax benefit - long-term investments             $   196,184     $   190,375
BV lease liability                                  167,440              --
Unbilled revenue                                     16,589          19,637
Investment tax credits unamortized                    9,990          40,573
Gain on sale/leaseback of BV Unit 2                      --          58,137
Other                                                57,565          57,037
--------------------------------------------------------------------------------
        Deferred tax assets                         447,768         365,759
--------------------------------------------------------------------------------
Transition costs                                   (664,810)             --
Property depreciation                              (285,783)       (712,247)
Deferred coal and energy costs                      (16,525)        (15,910)
Loss on reacquired debt unamortized                 (12,976)        (31,360)
Regulatory assets                                    (9,620)       (125,171)
Other                                               (68,326)        (55,319)
--------------------------------------------------------------------------------
        Deferred tax liabilities                 (1,058,040)       (940,007)
--------------------------------------------------------------------------------
                Net Deferred Tax Liabilities    $  (610,272)    $  (574,248)
================================================================================

--------------------------------------------------------------------------------

Income Taxes
--------------------------------------------------------------------------------

                                                                           (Thousands of Dollars)
                                                                    --------------------------------------
                                                                           Year Ended December 31,
                                                                    --------------------------------------
                                                                       1998         1997         1996
----------------------------------------------------------------------------------------------------------
Currently payable:      Federal                                     $  93,493    $  98,843    $  95,524
                        State                                          25,599       28,608       29,325
Deferred - net:         Federal                                       (31,642)     (42,712)     (30,950)
                        State                                           2,211         (152)        (697)
Investment tax credits deferred - net                                  (7,166)      (7,804)      (7,838)
----------------------------------------------------------------------------------------------------------
                Total Included in Operating Expenses                $  82,495    $  76,783    $  85,364
----------------------------------------------------------------------------------------------------------
Included in other income and deductions:
Currently payable:      Federal                                     $ (62,409)   $ (39,536)   $  24,774
                        State                                            (757)        (575)      14,710
Deferred - net:         Federal                                        73,968       43,672      (25,944)
                        State                                              --           --      (14,176)
Investment tax credits                                                 (3,220)        (616)      (1,720)
----------------------------------------------------------------------------------------------------------
                Total Included in Other Income and Deductions       $   7,582    $   2,945    $  (2,356)
----------------------------------------------------------------------------------------------------------
                Total Income Tax Expense                            $  90,077    $  79,728    $  83,008
==========================================================================================================

     Total income taxes differ from the amount computed by applying the statutory federal income tax rate to income before income taxes.

Income Tax Expense Reconciliation
--------------------------------------------------------------------------------

                                                                           (Thousands of Dollars)
                                                                    --------------------------------------
                                                                           Year Ended December 31,
                                                                    --------------------------------------
                                                                       1998         1997         1996
----------------------------------------------------------------------------------------------------------
Computed federal income tax at statutory rate                       $ 83,519     $  77,542    $  81,504
Increase (decrease) in taxes resulting from:
        State income taxes, net of federal income tax benefits        16,639        18,595       18,955
        Investment tax benefits - net                                   (641)       (7,734)      (9,641)
        Amortization of deferred investment tax credits              (10,385)       (8,420)      (9,559)
        Other                                                            945          (255)       1,749
----------------------------------------------------------------------------------------------------------
                Total Income Tax Expense                            $ 90,077     $  79,728    $  83,008
==========================================================================================================

H.
LEASES

  Duquesne leases nuclear fuel, a portion of a nuclear generating plant, certain office buildings, computer equipment, and other property and equipment.

Capital Leases as of December 31,
--------------------------------------------------------------------------------

                                                                                 (Thousands of Dollars)
                                                                                    1998        1997
----------------------------------------------------------------------------------------------------------
Nuclear fuel                                                                     $ 100,756    $ 92,901
Electric plant                                                                      19,923      20,761
Other                                                                                2,695          --
----------------------------------------------------------------------------------------------------------
        Total                                                                      123,374     113,662
Less: Accumulated amortization                                                     (63,604)    (50,725)
----------------------------------------------------------------------------------------------------------
                Property Held Under Capital Leases - Net (a)                     $  59,770    $ 62,937
==========================================================================================================

(a) Includes $2,037 in 1998 and $2,874 in 1997 of capital leases with associated obligations retired.

     In 1987, Duquesne sold and leased back its 13.74 percent interest in BV Unit 2; the sale was exclusive of transmission and common facilities. Duquesne subsequently leased back its interest in the unit for a term of 29.5 years. The lease provides for semi-annual payments and was accounted for as an operating lease. In conjunction with the PUC restructuring order, it was determined that the costs related to the lease were transition costs to be recovered through the CTC. Duquesne recorded the lease liability and a corresponding regulatory asset for the present value of the future lease payments. Duquesne is responsible under the terms of the lease for all costs related to its interest in the unit. In December 1992, Duquesne participated in the refinancing of collateralized lease bonds to take advantage of lower interest rates, thus reducing the annual lease payments. The bonds were originally issued in 1987 to partially fund the lease of BV Unit 2. The associated letter of credit securing the lessor's equity interest in the unit is $194 million and the term of the letter of credit extends to 1999. Duquesne currently anticipates terminating the lease in connection with the power station exchange with FirstEnergy, in which case the lease liability recorded on the consolidated balance sheet would no longer be an obligation of Duquesne. The underlying collateralized lease bonds ($371.0 million at December 31, 1998) would become direct obligations of Duquesne and be recorded as debt on the consolidated balance sheet. (See "Rate Matters," Note E, on page 29.)

     Leased nuclear fuel is amortized as the fuel is burned and charged to fuel and purchased power expense on the statement of consolidated income. The amortization of all other leased property is based on rental payments made (except the BV Unit 2 lease). These lease-related expenses are charged to operating expenses on the statement of consolidated income.

Summary of Rental Payments
--------------------------------------------------------------------------------
                                                 (Thousands of Dollars)
                                         ---------------------------------------
                                                 Year Ended December 31,
                                         ---------------------------------------
                                           1998       1997       1996
--------------------------------------------------------------------------------
Operating leases                         $57,324    $60,684    $59,503
Amortization of capital leases            12,943     16,847     19,378
Interest on capital leases                 4,386      3,435      3,703
--------------------------------------------------------------------------------
     Total Rental Payments               $74,653    $80,966    $82,584
--------------------------------------------------------------------------------
Future Minimum Lease Payments
--------------------------------------------------------------------------------

                                                   (Thousands of Dollars)
                                            ------------------------------------
                                            BV Unit 2     Operating     Capital
Year Ended December 31,                       Lease         Leases       Leases
--------------------------------------------------------------------------------
1999                                        $  45,476     $  11,393    $  24,839
2000                                           45,670        11,160       13,516
2001                                           45,643        11,102       10,028
2002                                           47,305        10,991        5,132
2003                                           53,100         2,551        3,085
2004 and thereafter                           756,994         1,916       16,919
--------------------------------------------------------------------------------
     Total Minimum Lease Payments           $ 994,188     $  49,113    $  73,519
--------------------------------------------------------------------------------
Less: Amount representing interest                                      (15,786)
--------------------------------------------------------------------------------
     Present value of mimimum lease payments for capital leases (a)    $  57,733
================================================================================
(a)  Includes current obligations of $21.1 million at December 31, 1998.

     Future minimum lease payments for operating leases are related principally to certain corporate offices. Future minimum lease payments for capital leases are related principally to the estimated use of nuclear fuel financed through leasing arrangements expiring in 1999 and building leases.

     Future payments due to Duquesne, as of December 31, 1998, under subleases of certain corporate office space are approximately $6.0 million in 1999, $6.0 million in 2000 and $12.7 million thereafter.

I.
COMMITMENTS AND CONTINGENCIES

     Duquesne anticipates divesting itself of its generation assets through the auction and the power station exchange by early 2000 and, depending on the regulatory approvals of the final agreements regarding the divestiture, expects certain obligations related to the divested assets will be transferred to the future owners. (See "Restructuring Plan" discussion, Note E, on page 30.)

Construction, Investments and Acquisitions

     Duquesne estimates that it will spend, excluding AFC and nuclear fuel, approximately $110 million in 1999 (including $30 million for generation), $75 million in 2000 (excluding generation) and $70 million in 2001 (excluding generation) for electric utility construction.

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

     Based on site-specific studies conducted in 1997 for BV Unit 1 and BV Unit 2, and a 1997 update of the 1994 study for Perry Unit 1, Duquesne's approximate share of the total estimated decommissioning costs, including removal and decontamination costs, is $170 million, $55 million and $90 million, respectively. The amount currently used to determine Duquesne's cost of service related to decommissioning all three nuclear units is $224 million.

     Funding for nuclear decommissioning costs is deposited in external, segregated trust accounts and invested in a portfolio of corporate common stock and debt securities, municipal bonds, certificates of deposit and United States government securities. The market value of the aggregate trust fund balances at December 31, 1998, totaled approximately $62.7 million.

     As part of the power station exchange, FirstEnergy has agreed to assume the decommissioning liability for each of the nuclear plants in exchange for the balance in the decommissioning trust funds, plus the decommissioning costs expected to be collected through the CTC.

     Nuclear Insurance. The Price-Anderson Amendments to the Atomic Energy Act of 1954 limit public liability from a single incident at a nuclear plant to $9.8 billion. The maximum available private primary insurance of $200 million has been purchased by Duquesne. Additional protection of $9.6 billion would be provided by an assessment of up to $88.1 million per incident on each licensed nuclear unit in the United States. Duquesne's maximum total possible assessment, $66.1 million, which is based on its ownership or leasehold interests in three nuclear generating units, would be limited to a maximum of $7.5 million per incident per year. This assessment is subject to indexing for inflation and may be subject to state premium taxes. If assessments from the nuclear industry prove insufficient to pay claims, the United States Congress could impose other revenue-raising measures on the industry.

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

     Duquesne has undertaken certain measures, such as increased inspections, water chemistry control and tube plugging, to minimize the operational impact of and reduce susceptibility to ODSCC. Although Duquesne has taken these steps to allay the effects of ODSCC, the inherent potential for future ODSCC in steam generator tubes of the Westinghouse design still exists.

Material acceleration in the rate of ODSCC could lead to a loss of plant efficiency, significant repairs or the possible replacement of the BV Unit 1 steam generators. The total replacement cost of the BV Unit 1 steam generators is currently estimated at $125 million. Duquesne would be responsible for $59 million of this total, which includes the cost of equipment removal and replacement steam generators, but excludes replacement power costs. The earliest that the BV Unit 1 steam generators could be replaced during a currently scheduled refueling outage is the fall of 2001.

     Duquesne continues to explore all viable means of managing ODSCC, including new repair technologies, and plans to continue to perform 100 percent tube inspections during future refueling outages. However, Duquesne may be required to perform an earlier inspection of BV Unit 1's tubes and other equipment during a mid-cycle outage in 1999, to comply with NRC requirements to conduct such inspections at BV Unit 1 at least every 20 months. Duquesne has requested permission from the NRC to postpone these inspections until BV Unit 1's next refueling outage, currently scheduled to begin in the spring of 2000. Duquesne completed its inspection of BV Unit 2's tubes during a forced outage in 1998 to comply with NRC requirements to conduct such inspections at BV Unit 2 at least every 24 months. The next refueling outage for BV Unit 2 is currently scheduled to begin at the end of February 1999. No steam generator tube inspections will be performed until the subsequent refueling outage, currently scheduled for the fall of 2000. Duquesne will continue to monitor and evaluate the condition of the BVPS steam generators.

     BV Unit 1 went off-line on January 30, 1998, due to an issue identified in a technical review completed by Duquesne. BV Unit 2 went off-line on December 16, 1997, to repair the emergency air supply system to the control room. BV Unit 2 remained off-line due to other issues identified by a technical review, similar to that performed at BV Unit 1. These technical reviews, held in response to a 1997 commitment made by Duquesne to the NRC, have been completed. Duquesne was one of many utilities faced with similar issues, some of which date back to the initial start-up of BVPS. BV Unit 1 returned to service on August 15, 1998, and BV Unit 2 returned to service on September 28, 1998.

     Spent Nuclear Fuel Disposal. The Nuclear Waste Policy Act of 1982 established a federal policy for handling and disposing of spent nuclear fuel and a policy requiring the establishment of a final repository to accept spent nuclear fuel. Electric utility companies have entered into contracts with the United States Department of Energy (DOE) for the permanent disposal of spent nuclear fuel and high-level radioactive waste in compliance with this legislation. The DOE has indicated that its repository under these contracts will not be available for acceptance of spent nuclear fuel before 2010. The DOE has not yet established an interim or permanent storage facility, despite a ruling by the United States Court of Appeals for the District of Columbia Circuit that the DOE was legally obligated to begin acceptance of spent nuclear fuel for disposal by January 31, 1998. Existing on-site spent nuclear fuel storage capacities at BV Unit 1, BV Unit 2 and Perry Unit 1 are expected to be sufficient until 2018, 2012 and 2011, respectively.

     In early 1997, Duquesne joined 35 other electric utilities and 46 states, state agencies and regulatory commissions in filing suit in the United States Court of Appeals for the District of Columbia Circuit against the DOE. The parties requested the court to suspend the utilities' payments into the Nuclear Waste Fund and to place future payments into an escrow account until the DOE fulfills its obligation to accept spent nuclear fuel. The DOE had requested that the court delay litigation while it pursued alternative dispute resolution under the terms of its contracts with the utilities. The court ruling, issued November 14, 1997, and affirmed on rehearing May 5, 1998, denied the relief requested by the utilities and states and permitted the DOE to pursue alternative dispute resolution, but prohibited the DOE from using its lack of a spent fuel repository as a defense. The United States Supreme Court declined to review the decision. The utilities' remaining remedy is to sue the DOE in federal court for money damages caused by the DOE's delay in fulfilling its obligations.

     Uranium Enrichment Obligations. Nuclear reactor licensees in the United States are assessed annually for the decontamination and decommissioning of DOE uranium enrichment facilities. Assessments are based on the amount of uranium a utility had processed for enrichment prior to enactment of the National Energy Policy Act of 1992, and are to be paid by such utilities over a 15-year period. At December 31, 1998, Duquesne's liability for contributions was approximately $6.2 million (subject to an inflation adjustment), which will be recovered through the CTC as part of transition costs.

Fossil Decommissioning

     Based on studies conducted in 1997, the amount for fossil decommissioning is currently estimated to be $130 million for Duquesne's interest in 17 units at six sites. Each unit is expected to be decommissioned upon the cessation of the unit's final operations. Duquesne was not permitted to recover these costs as part of its restructuring plan. (See "Rate Matters," Note E, on page 29.)

Guarantees

     Duquesne and the other owners of Bruce Mansfield Power Station (Bruce Mansfield) have guaranteed certain debt and lease obligations related to a coal supply contract for Bruce Mansfield. At December 31, 1998, Duquesne's share of these guarantees was $10.4 million.

Residual Waste Management Regulations

     In 1992, the Pennsylvania Department of Environmental Protection (DEP) issued Residual Waste Management Regulations governing the generation and management of non-hazardous residual waste, such as coal ash. Duquesne is assessing the sites it utilizes and has developed compliance strategies that are currently under review by the DEP. Based on information currently available, $4.5 million will be spent in 1999 to comply with these DEP regulations. The additional capital cost of compliance is estimated, based on current information, to be approximately $4.8 million per year for the next three years. This estimate is subject to the results of groundwater assessments and DEP final approval of compliance plans.

Employees

     Duquesne is party to a labor contract expiring in September 2001 with the International Brotherhood of Electrical Workers (IBEW), which represents approximately 2,000 of Duquesne's employees. The contract provides, among other things, employment security, income protection and 3 percent annual wage increases through September 2000. Duquesne and the IBEW have agreed on a package of additional benefits and protections for union employees affected by the divestiture of generation assets. Any buyer of generation assets currently owned by Duquesne will be required to offer work to current IBEW employees on a seniority basis, recognize the IBEW as the exclusive bargaining representative, establish comparable employee benefit plans, and assume the current labor contract.

     In connection with the anticipated divestiture, Duquesne has developed early retirement programs and enhanced separation packages available for eligible IBEW and management employees. Duquesne expects to recover related costs through the divestiture proceeds.

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


Long-Term Debt as of December 31,
---------------------------------------------------------------------------------------------------
                                                                           (Thousands of Dollars)
                                                                        ---------------------------
                                           Interest                        Principal Outstanding
                                             Rate        Maturity           1998           1997
---------------------------------------------------------------------------------------------------
First mortgage bonds                     5.90%-8.375%    1999-2038       $743,000(a)    $778,000(b)
Pollution control notes                  Adjustable(c)   2009-2030        417,985        417,985
Sinking fund debentures                      5.00%          2010            2,791          2,791
Miscellaneous                                                                  --         23,172
Less: Unamortized debt discount
        and premium - net                                                  (3,428)        (3,672)
---------------------------------------------------------------------------------------------------
                Total Long-Term Debt                                   $1,160,348     $1,218,276
===================================================================================================

(a)  Excludes $75.0 million related to current maturities during 1999.
(b)  Excludes $75.0 million related to current maturities during 1998.
(c) The pollution control notes have adjustable interest rates. The interest rates at year-end averaged 3.9 percent in 1998 and 3.9 percent in 1997.

     At December 31, 1998, sinking fund requirements and maturities of long-term debt out-standing for the next five years were $75.0 million in 1999, $100.0 million in 2000, none in 2001 and 2002, and $100.0 million in 2003.

     Total interest charges were $80.2 million in 1998, $85.8 million in 1997, and $88.9 million in 1996. Interest costs attributable to long-term debt and other interest were $82.4 million, $88.1 million and $90.1 million in 1998, 1997 and 1996, respectively. Of these amounts, $2.2 million in 1998, $2.3 million in 1997 and $1.2 million in 1996 was capitalized as AFC. Debt discount or premium and related issuance expenses are amortized over the lives of the applicable issues.

     At December 31, 1998, the fair value of Duquesne's long-term debt, including current maturities and sinking fund requirements, estimated on the basis of quoted market prices for the same or similar issues or current rates offered to Duquesne for debt of the same remaining maturities, was $1,258.5 million. The principal amount included in Duquesne's consolidated balance sheet is $1,238.8 million.

      At December 31, 1998 and 1997, Duquesne was in compliance with all of its debt covenants.

K. PREFERRED AND PREFERENCE STOCK


Preferred and Preference Stock as of December 31,
-------------------------------------------------------------------------------------------------------
                                                                  (Thousands of Dollars)
                                                   ----------------------------------------------------
                                                           1998                         1997
                                 Call Price        ----------------------------------------------------
                                  Per Share         Shares        Amount         Shares         Amount
-------------------------------------------------------------------------------------------------------
Preferred Stock Series:
3.75% (a)(b)                        $51.00         148,000       $  7,407       148,000        $  7,407
4.00% (a)(b)                         51.50         549,709         27,486       549,709          27,486
4.10% (a)(b)                         51.75         119,860          6,012       119,860           6,012
4.15% (a)(b)                         51.73         132,450          6,643       132,450           6,643
4.20% (a)(b)                         51.71         100,000          5,021       100,000           5,021
$2.10 (a)(b)                         51.84         159,000          8,039       159,400           8,039
9.00% (c)                               --              10          3,000            10           3,000
8.375% (d)                              --       6,000,000        150,000     6,000,000         150,000
6.5% (e)                                --              15          1,500            10           1,000
-------------------------------------------------------------------------------------------------------
        Total Preferred Stock                                     215,108                       214,608
-------------------------------------------------------------------------------------------------------
Preference Stock Series:
Plan Series A (b)(f)                 36.90         779,394         26,914       799,456          28,295
-------------------------------------------------------------------------------------------------------
Deferred ESOP benefit                                             (14,240)                      (16,400)
-------------------------------------------------------------------------------------------------------
        Total Preferred and Preference Stock                     $227,782                      $226,503
=======================================================================================================

(a) Preferred stock: 4,000,000 authorized shares; $50 par value; cumulative; $50 per share involuntary liquidation value
(b)  Non-redeemable
(c) 500 authorized shares; $300,000 par value; involuntary liquidation value $300,000 per share; mandatory redemption beginning August 2000
(d) Cumulative Monthly Income Preferred Securities, Series A (MIPS): 6,000,000 authorized shares; $25 involuntary liquidation value
(e) 1,500 authorized shares; $100,000 par value; $100,000 involuntary liquidation value
(f) Preference stock: 8,000,000 authorized shares; $1 par value; cumulative $35.50 per share involuntary liquidation value

     A Duquesne subsidiary has 15 shares of preferred stock, par value $100,000 per share, outstanding. The holders of such shares are entitled to a 6.5 percent annual dividend to be paid each September 30. In 1995, another Duquesne subsidiary issued 10 shares of preferred stock, par value $300,000 per share. The holders of such shares are entitled to a 9.0 percent annual dividend paid quarterly.

     In May 1996, Duquesne Capital L.P. (Duquesne Capital), a special-purpose limited partnership of which Duquesne is the sole general partner, issued $150.0 million principal amount of 83/8 percent Monthly Income Preferred Securities
(MIPS), Series A, with a stated liquidation value of $25.00. The holders of MIPS are entitled to annual dividends of 83/8 percent, payable monthly. The sole assets of Duquesne Capital are Duquesne's 83/8 percent debentures, with a principal amount of $151.5 million. These debt securities may be redeemed at Duquesne's option on or after May 31, 2001. Duquesne has guaranteed the payment of distributions on, and redemption price and liquidation amount in respect of the MIPS, to the extent that Duquesne Capital has funds available for such payment from the debt securities. Upon maturity or prior redemption of such debt securities, the MIPS will be mandatorily redeemed. Duquesne's consolidated balance sheet reflects only the $150.0 million of MIPS.

     Holders of Duquesne's preferred stock are entitled to cumulative quarterly dividends. If four quarterly dividends on any series of preferred stock are in arrears, holders of the preferred stock are entitled to elect a majority of Duquesne's board of directors until all dividends have been paid. Holders of Duquesne's preference stock are entitled to receive cumulative quarterly dividends if dividends on all series of preferred stock are paid. If six quarterly dividends on any series of preference stock are in arrears, holders of the preference stock are entitled to elect two of Duquesne's directors until all dividends have been paid. At December 31, 1998, Duquesne had made all dividend payments. Preferred and preference dividends were $16.6 million, $16.6 million and $12.0 million in 1998, 1997 and 1996. Total preferred and preference stock had involuntary liquidation values of $278.4 million and $244.4 million, which exceeded par by $26.9 million and $27.6 million at December 31, 1998 and 1997.

     In December 1991, Duquesne established an Employee Stock Ownership Plan
(ESOP) to provide matching contributions for a 401(k) Retirement Savings Plan for Management Employees. (See "Employee Benefits," Note M, on page 41.) Duquesne issued and sold 845,070 shares of preference stock, plan series A to the trustee of the ESOP. As consideration for the stock, Duquesne received a note valued at $30 million from the trustee. The preference stock has an annual dividend rate of $2.80 per share, and each share of the preference stock is exchangeable for one and one-half shares of DQE common stock. At December 31, 1998, $14.2 million of preference stock issued in connection with the establishment of the ESOP had been offset, for financial statement purposes, by the recognition of a deferred ESOP benefit. Dividends on the preference stock and cash contributions from Duquesne are used to fund the repayment of the ESOP note. Duquesne was not required to make a cash contribution for 1998. Duquesne made cash contributions of approximately $1.1 million for 1997 and $1.4 million for 1996. These cash contributions were the difference between the ESOP debt service and the amount of dividends on ESOP shares ($2.2 million in 1998, $2.3 million in 1997 and 1996). As shares of preference stock are allocated to the accounts of participants in the ESOP, Duquesne recognizes compensation expense, and the amount of the deferred compensation benefit is amortized. Duquesne recognized compensation expense related to the 401(k) plans of $1.6 million in 1998, $3.2 million in 1997 and $2.3 million in 1996. Although outstanding preferred stock is generally callable on notice of not less than 30 days, at stated prices plus accrued dividends, the outstanding MIPS and preference stock are not currently callable. None of the remaining Duquesne preferred or preference stock issues has mandatory purchase requirements.

L. EQUITY

     In July 1989, Duquesne became a wholly owned subsidiary of DQE, the holding company formed as part of a shareholder-approved restructuring. As a result of the restructuring, DQE common stock replaced all outstanding shares of Duquesne common stock, except for ten shares which DQE holds.

     DQE or its predecessor, Duquesne, has continuously paid dividends on common stock since 1953. Payments of dividends on Duquesne's common stock may be restricted by Duquesne's obligations to holders of preferred and preference stock pursuant to Duquesne's Restated Articles of Incorporation and by obligations of Duquesne's subsidiaries to holders of their preferred securities. No dividends or distributions may be made on Duquesne's common stock if Duquesne has not paid dividends or sinking fund obligations on its preferred or preference stock. Further, the aggregate amount of Duquesne's common stock dividend payments or distributions may not exceed certain percentages of net income if the ratio of total common shareholder's equity to total capitalization is less than specified percentages. As all of Duquesne's common stock is owned by DQE, to the extent that Duquesne cannot pay common dividends, DQE may not be able to pay dividends on its common or preferred stock. No part of the retained earnings of Duquesne was restricted at December 31, 1998. (See "Rate Matters," Note E, on pages 29 through 33.)

     Effective December 31, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income (SFAS No. 130). This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. The objective of the statement is to report a measure of all changes in equity of a business enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners (comprehensive income).

Accumulated Other Comprehensive Income Balances as of December 31,

--------------------------------------------------------------------------------
                                                     (Thousands of Dollars)
                                              ----------------------------------
                                                1998        1997         1996
--------------------------------------------------------------------------------
Balance at beginning of year                  $ 15,590    $ 11,102    $ 13,400
Unrealized gains on securities, net of tax      11,736       4,488      (2,298)
--------------------------------------------------------------------------------
     Balance at end of year                   $ 27,326    $ 15,590    $ 11,102
================================================================================

     In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115), these investments are classified as available-for-sale and are stated at market value. The amount of unrealized holding gains related to marketable securities was $46.5 million ($27.3 million net of tax) at December 31, 1998, and $26.6 million ($15.6 million net of tax) at December 31, 1997.

M. EMPLOYEE BENEFITS

Pension and Postretirement Benefits

     Duquesne maintains retirement plans to provide pensions for all eligible employees. Upon retirement, an employee receives a monthly pension based on his or her length of service and compensation. The cost of funding the pension plan is determined by the unit credit actuarial cost method. Duquesne's policy is to record this cost as an expense and to fund the pension plans by an amount that is at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, but which does not exceed the maximum tax-deductible amount for the year. Pension costs charged to expense or construction were $12.2 million for 1998, $12.7 million for 1997, and $11.9 million for 1996.

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

     Duquesne accrues the actuarially determined costs of the aforementioned postretirement benefits over the period from the date of hire until the date the employee becomes fully eligible for benefits. Duquesne has elected to amortize the transition obligation over a 20 year period.

     In 1998, Duquesne adopted SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This statement revises employers' disclosures about pension and other postretirement benefit plans.

     Duquesne sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for its employees. The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of plan assets over the two-year period ending December 31, 1998, a statement of the funded status as of December 31, 1998 and 1997, and summary of assumptions used in the measurement of Duquesne's benefit obligation:


Funded Status of the Pension and Postretirement Benefit Plans as of December 31,
---------------------------------------------------------------------------------------------------------
                                                                     (Thousands of Dollars)
                                                       --------------------------------------------------
                                                             Pension                  Postretirement
                                                       --------------------------------------------------
                                                       1998          1997          1998          1997
---------------------------------------------------------------------------------------------------------
Change in benefit obligation:
  Benefit obligation at beginning of year           $ 554,302     $ 497,098     $  46,330     $  39,021
  Service cost                                         14,042        12,340         1,832         1,603
  Interest cost                                        37,723        36,571         3,078         3,048
  Actuarial loss (gain)                                26,231        26,117        (3,003)        2,299
  Benefits paid                                       (26,592)      (25,612)       (1,879)       (1,424)
  Curtailments                                             --         2,923            --         1,783
  Settlements                                            (109)         (544)           --            --
  Special termination benefits                             --         5,409            --            --
---------------------------------------------------------------------------------------------------------
    Benefit obligation at end of year                 605,597       554,302        46,358        46,330
---------------------------------------------------------------------------------------------------------
Change in plan assets:
  Fair value of plan assets at beginning of year      605,457       525,871            --            --
  Actual return on plan assets                         91,561        95,444            --            --
  Employer contributions                               10,706         9,675            --            --
  Benefits paid                                       (26,480)      (25,533)           --            --
---------------------------------------------------------------------------------------------------------
    Fair value of plan assets at end of year          681,244       605,457            --            --
---------------------------------------------------------------------------------------------------------
  Funded status                                        75,647        51,155       (46,358)      (46,330)
  Unrecognized net actuarial loss (gain)             (173,974)     (153,682)       (1,795)        1,208
  Unrecognized prior service cost                      36,285        39,800            --            --
  Unrecognized net transition obligation               10,227        12,039        23,607        25,294
---------------------------------------------------------------------------------------------------------
    Accrued benefit cost                            $ (51,815)    $ (50,688)    $ (24,546)    $ (19,828)
=========================================================================================================

Weighted-Average Assumptions for the Year Ended December 31,
--------------------------------------------------------------------------------
                                                   Pension        Postretirement
                                               ---------------------------------
                                                1998     1997     1998     1997
--------------------------------------------------------------------------------
Discount rate used to determine projected
     benefits obligation                        6.50%    7.00%    6.50%    7.00%
Assumed rate of return on plan assets           7.50%    8.00%      --       --
Assumed change in compensation levels           4.25%    4.75%      --       --
Ultimate health care cost trend rate              --       --     5.00     5.50%

     All of Duquesne's plans for postretirement benefits, other than pensions, have no plan assets. The aggregate benefit obligation for those plans was $46.4 million as of December 31, 1998, and $46.3 million as of December 31, 1997. The accumulated postretirement benefit obligation comprises the present value of the estimated future benefits payable to current retirees, and a pro rata portion of estimated benefits payable to active employees after retirement.

     Pension assets consist primarily of common stocks, United States obligations and corporate debt securities.

Components of Net Pension Cost for the Year Ended December 31,
--------------------------------------------------------------------------------
                                                   (Thousands of Dollars)
                                             -----------------------------------
                                                1998       1997         1996
--------------------------------------------------------------------------------
Components of net pension cost:
 Service cost                                $ 14,042    $ 12,340    $ 12,209
 Interest cost                                 37,723      36,571      32,597
 Actual return on plan assets                 (91,561)    (95,444)    (58,173)
 Net amortization and deferrals                52,032      65,800      25,312
--------------------------------------------------------------------------------
        Net Pension Cost                     $ 12,236    $ 19,267    $ 11,945
================================================================================

Components of Postretirement Cost for the Year Ended December 31,
--------------------------------------------------------------------------------
                                                     (Thousands of Dollars)
                                             -----------------------------------
                                                1998        1997        1996
--------------------------------------------------------------------------------
Components of postretirement cost:
Service cost                                 $  1,832    $  1,603    $  1,182
Interest cost                                   3,078       3,048       2,046
Amortization of the transition obligation       1,687       1,686       1,700
Other                                              --         218        (812)
--------------------------------------------------------------------------------
      Total Postretirement Cost              $  6,597    $  6,555    $  4,116
================================================================================

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.

Effect of a One Percent Change in Health Care Cost Trend Rates
for the Year Ended December 31, 1998
--------------------------------------------------------------------------------
                                                        (Thousands of Dollars)
                                                      --------------------------
                                                         1 Percent  1 Percent
                                                          Increase   Decrease
--------------------------------------------------------------------------------
Effect on total of service and interest cost
 components of net periodic postretirement health
 care benefit cost                                         $  602    $  (521)
Effect on the health care component of the accumulated
 postretirement benefit obligation                         $4,819    $(4,202)

Retirement Savings Plan and Other Benefit Options

     Duquesne sponsors separate 401(k) retirement plans for its management and bargaining unit employees.

     The 401(k) Retirement Savings Plan for Management Employees provides that Duquesne will match employee contributions to a 401(k) account up to a maximum of 6 percent of an employee's eligible salary. The Duquesne match consists of a $0.25 base match per eligible contribution dollar and an additional $0.25 incentive match per eligible contribution dollar, if Board-approved targets are achieved. The 1998 incentive target for management was not accomplished. Duquesne is funding its matching contributions to the 401(k) Retirement Savings Plan for Management Employees with payments to an ESOP established in December 1991. (See "Preferred and Preference Stock," Note K, on page 39.)

     The 401(k) Retirement Savings Plan for IBEW Represented Employees provides that Duquesne will match employee contributions to a 401(k) account up to a maximum of 4 percent of an employee's eligible salary. The Duquesne match consists of a $0.25 base match per eligible contribution dollar and an additional $0.25 incentive match per eligible contribution dollar, if certain targets are met. In 1998, the incentive target for bargaining unit employees was not accomplished.

     DQE's shareholders have approved a long-term incentive plan, as amended, through which Duquesne may grant management employees options to purchase, during the years 1987 through 2006, up to a total of 9.9 million shares of DQE's common stock at prices equal to the fair market value of such stock on the dates the options were granted. At December 31, 1998, approximately 3.8 million of these shares were available for future grants.

     As of December 31, 1998, 1997 and 1996, active grants totaled 1,230,946; 1,084,041; and 1,698,000 shares. Exercise prices of these options ranged from $15.8334 to $43.4375 at December 31, 1998; $15.8334 to $33.7813 at December 31,
1997; and from $8.2084 to $30.875 at December 31, 1996. Expiration dates of these grants ranged from 2000 to 2008 at December 31, 1998; from 2000 to 2007 at December 31, 1997; and from 1997 to 2006 at December 31, 1996. As of December 31, 1998, 1997 and 1996, stock appreciation rights (SARs) had been granted in connection with 867,104; 635,995; and 984,000 of the options outstanding. During 1998, 233,532 SARs were exercised; 170,476 options were exercised at prices ranging from $15.8334 to $31.5625; and no options were cancelled. During 1997, 694,984 SARs were exercised; 638,494 options were exercised at prices ranging from $8.2084 to $30.75; and no options were cancelled. During 1996, 715,000 SARs were exercised; 267,000 options were exercised at prices ranging from $8.2084 to $20.3334; and 150 options were cancelled. Of the active grants at December 31, 1998, 1997 and 1996, 750,463; 402,816; and 668,000 were not exercisable.

N.  BUSINESS SEGMENTS AND RELATED INFORMATION

     Effective December 31, 1998, Duquesne adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131). This statement establishes standards for the way that public business enterprises report information about operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers.

     Historically, Duquesne has been treated as a single integrated business segment due to its regulated operating environment. The PUC authorized a combined rate for supplying and delivering electricity to customers which was cost-based and was designed to recover Duquesne's operating expenses and investment in electric utility assets and to provide a return on the investment. As a result of the Customer Choice Act, generation of electricity will be deregulated and charged at a separate rate from the delivery of electricity beginning in 1999 (five percent of customers chose alternative generation suppliers in 1998). For the purposes of complying with SFAS No. 131, Duquesne is required to disclose information about its business segments separately. Accordingly, Duquesne has used the PUC-approved separate rates for 1999 to develop the financial information of the business segments for the periods ended December 31, 1998, 1997 and 1996.

     Beginning in 1999, Duquesne's principal business segments (determined by products and services) will consist of the transmission and distribution by Duquesne of electricity (electricity delivery business segment) and the generation by Duquesne of electricity and collection of the CTC (electricity generation business segment). To comply with SFAS No. 131, Duquesne has reported the results for 1998, 1997 and 1996 by these business segments and an "all other" category. The all other category in the following table includes Duquesne investments below the quantitative threshold for separate disclosure.

     Financial data for business segments is provided as follows:

Business Segments for the Year Ended December 31,
--------------------------------------------------------------------------------

                                                                          (Thousands of Dollars)
                                                 Electricity       Electricity             All
                                                  Delivery          Generation            Other            Consolidated
1998
------------------------------------------------------------------------------------------------------------------------
Operating revenues                              $   321,484        $   855,310         $        --         $ 1,176,794
Operating expenses                                  183,320            579,969               6,653             769,942
Depreciation and
        amortization expense                         46,723            157,995                  --             204,718
------------------------------------------------------------------------------------------------------------------------
        Operating income (loss)                      91,441            117,346              (6,653)            202,134
Other income                                          3,425             13,161              22,577              39,163
Interest and other charges                           37,711             58,637                 437              96,785
------------------------------------------------------------------------------------------------------------------------
        Income before extraordinary item             57,155             71,870              15,487             144,512
Extraordinary item, net of tax                           --            (82,548)                 --             (82,548)
------------------------------------------------------------------------------------------------------------------------
        Net income (loss) after
                extraordinary item              $    57,155        $   (10,678)        $    15,487         $    61,964
========================================================================================================================

Assets                                          $ 1,314,266        $ 2,711,533         $   149,329         $ 4,175,128
========================================================================================================================

Capital expenditures                            $    71,699        $    41,629         $     5,119         $   118,447
========================================================================================================================
                                                                          (Thousands of Dollars)
                                                 Electricity       Electricity             All
                                                  Delivery          Generation            Other            Consolidated
1997
------------------------------------------------------------------------------------------------------------------------
Operating revenues                              $   316,938        $   859,003         $        --         $ 1,175,941
Operating expenses                                  177,468            555,276                 431             733,175
Depreciation and
        amortization expense                         44,573            190,808                  --             235,381
------------------------------------------------------------------------------------------------------------------------
        Operating income (loss)                      94,897            112,919                (431)            207,385
Other income                                          5,613             11,432              15,785              32,830
Interest and other charges                           38,612             63,805                  --             102,417
------------------------------------------------------------------------------------------------------------------------
        Net income                              $    61,898        $    60,546         $    15,354         $   137,798
========================================================================================================================

Assets                                          $ 1,476,133        $ 2,201,229         $   162,817         $ 3,840,179
========================================================================================================================

Capital expenditures                            $    57,646        $    32,763         $     3,334         $    93,743
========================================================================================================================
                                                                          (Thousands of Dollars)
                                                 Electricity       Electricity             All
                                                  Delivery          Generation            Other            Consolidated
1996
------------------------------------------------------------------------------------------------------------------------
Operating revenues                              $  308,826         $   878,581         $        --         $ 1,187,407
Operating expenses                                 172,787             575,959                 244             748,990
Depreciation and
        amortization expense                        44,639             171,699                  --             216,338
------------------------------------------------------------------------------------------------------------------------
        Operating income (loss)                     91,400             130,923                (244)            222,079
Other income                                         2,400              10,015              12,148              24,563
Interest and other charges                          37,197              63,359                 271             100,827
------------------------------------------------------------------------------------------------------------------------
        Net income                              $   56,603         $    77,579         $    11,633         $   145,815
========================================================================================================================

Assets                                          $1,407,529         $ 2,355,294         $   134,263         $ 3,897,086
========================================================================================================================

Capital expenditures                            $   52,514         $    35,371         $       661         $    88,546
========================================================================================================================

O. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summary of Selected Quarterly Financial Data (Thousands of Dollars)
--------------------------------------------------------------------------------

[The quarterly data reflect seasonal weather variations in the electric utility's service territory.]

-----------------------------------------------------------------------------------------------------------
1998                                     First Quarter    Second Quarter    Third Quarter    Fourth Quarter
-----------------------------------------------------------------------------------------------------------
Operating revenues (a)                      $285,157         $287,333          $326,677         $277,627
Operating income                              45,331           45,818            63,181           47,804
Income before extraordinary item              33,445           30,560            48,243           36,300
Extraordinary item                                --          (82,548)               --               --
Net income after extraordinary item           33,445          (51,988)           48,243           36,300
===========================================================================================================

1997                                     First Quarter    Second Quarter    Third Quarter    Fourth Quarter
-----------------------------------------------------------------------------------------------------------
Operating revenues (a)                      $285,759         $275,026          $325,588         $289,568
Operating income                              55,042           45,291            64,773           42,279
Net income                                    36,415           27,156            46,074           32,175
===========================================================================================================

(a) Restated to conform with 1998 presentation.

SELECTED FINANCIAL DATA

---------------------------------------------------------------------------------------------------------------------------
Amounts in Thousands of Dollars            1998            1997          1996          1995           1994         1993
---------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT ITEMS
Total operating revenues                 $1,176,794     $1,175,941    $1,187,407    $1,189,784    $1,180,624    $1,172,685
Operating income                         $  202,134     $  207,385    $  222,079    $  246,637    $  236,556    $  240,168
Income before extraordinary item         $  148,548     $  141,820    $  149,860    $  151,070    $  147,449    $  147,362
Extraordinary item                       $  (82,548)    $       --    $       --    $       --    $       --    $       --
Net income after extraordinary item      $   66,000     $  141,820    $  149,860    $  151,070    $  147,449    $  147,362
Earnings for common stock
    before extraordinary item            $  144,512     $  137,798    $  145,815    $  145,750    $  141,403    $  138,174
Earnings for common stock
    after extraordinary item             $   61,964     $  137,798    $  145,815    $  145,750    $  141,403    $  138,174
--------------------------------------------------------------------------------------------------------------------------

BALANCE SHEET ITEMS
Property, plant and equipment - net      $1,447,299     $2,562,919    $2,717,473    $2,978,903    $3,068,519    $3,123,948
Total assets                             $4,175,128     $3,840,179    $3,897,086    $4,067,665    $4,149,867    $4,388,103
--------------------------------------------------------------------------------------------------------------------------
Capitalization:
Common stockholder's equity              $  868,500     $1,003,833    $  989,424    $1,131,334    $1,115,512    $1,100,671
Non-redeemable preferred and
    preference stock                        227,782        226,503       223,072        70,966        95,345       124,736
Redeemable preferred and
    preference stock                             --             --            --            --            --         8,392
Long-term debt                            1,160,348      1,218,276     1,271,961     1,322,531     1,368,930     1,416,705
----------------------------------------------------------------------------------------------------------------------------
Total capitalization                     $2,256,630     $2,448,612    $2,484,457    $2,524,831    $2,579,787    $2,650,504
----------------------------------------------------------------------------------------------------------------------------

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     DQE is the beneficial owner and holder of all shares of outstanding Common Stock, $1 par value, of Duquesne, consisting of 10 shares as of February 28, 1999. Information relating to the ownership of equity securities of DQE and Duquesne by directors and executive officers of Duquesne is set forth in Exhibit 99.1, filed as part of this Report. The information is incorporated here by reference.


Item 13. Certain Relationships and Related Transactions.

        None.


                                    Part IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)(1) The following information is set forth here on pages 22 through 45:
     Report of Independent Certified Public Accountants.

     Statement of Consolidated Income for the Three Years Ended December 31,
     1998.

     Consolidated Balance Sheet, December 31, 1998 and 1997.

     Statement of Consolidated Cash Flows for the Three Years Ended December 31, 1998.

     Statement of Consolidated Retained Earnings for the Three Years Ended December 31, 1998.

     Notes to Consolidated Financial Statements.

     (a)(2) The following financial statement schedule and the related Report of Independent Certified Public Accountants are filed here as a part of this
     Report:

     Schedule for the Three Years Ended December 31, 1998:

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

     (b) Two Reports on Form 8-K were filed during the fiscal quarter ended December 31, 1998, and two were filed thereafter.

          A report was filed October 5, 1998, to report DQE's termination of the merger agreement with AYE. No financial statements were filed with this report.

          A report was filed October 15, 1998, to report the execution by Duquesne and FirstEnergy of an agreement in principle to exchange interests in certain power stations. No financial statements were filed with this report.

          A report was filed March 19, 1999, to report the consent agreement entered into by DQE and AYE. No financial statements were filed with this report.

          A report was filed March 26, 1999, to report the execution of definitive power station exchange agreements. No financial statements were filed with this report.



                                 Exhibits Index

Exhibit                                                                                    Method of
  No.                       Description                                                     Filing
  2.1   Generation Exchange Agreement by and between                            Exhibit 2.1 to the Form 8-K
        Duquesne Light Company, on the one hand, and The Cleveland              Current Report of Duquesne
        Electric Illuminating Company, Ohio Edison Company and                  Light Company dated
        Pennsylvania Power Company, in the other, dated as of                   March 26, 1999.
        March 25, 1999.

  2.2   Nuclear Generation Conveyance Agreement by and between                  Exhibit 2.2 to the Form 8-K
        Duquesne Light Company, on the one hand, and Pennsylvania               Current Report of Duquesne
        Power Company and the Cleveland Electric Illuminating                   Light Company dated
        Company, on the other, dated as of March 25, 1999.                      March 26, 1999.

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



Exhibit                                                                                    Method of
  No.                       Description                                                     Filing

        Supplemental Indenture No. 13.                                          Exhibit 4.3 to the Form 10-K
                                                                                Annual Report of Duquesne
                                                                                Light Company for the year
                                                                                ended December 31, 1996.

        Supplemental Indenture No. 14.                                          Exhibit 4.3 to the Form 10-K
                                                                                Annual Report of Duquesne
                                                                                Light Company for the year
                                                                                ended December 31, 1997.

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

             Agreements relating to Jointly Owned Generating Units:

  10.1  Administration Agreement dated as of September 14, 1967.                Exhibit 5.8 to Registration
                                                                                Statement (Form S-7)
                                                                                No. 2-43106.

  10.2  Transmission Facilities Agreement dated as of September 14,             Exhibit 5.9 to Registration
        1967.                                                                   Statement (Form S-7)
                                                                                No. 2-43106.

  10.3  Operating Agreement dated as of September 21, 1972                      Exhibit 5.1 to Registration
        for Eastlake Unit No. 5.                                                Statement (Form S-7)
                                                                                No. 2-48164.

  10.4  Memorandum of Agreement dated as of July 1, 1982 re                     Exhibit 10.14 to the Form 10-K
        reallocation of rights and liabilities of                               Annual Report of Duquesne
        the companies  under uranium supply                                     Light Company for the year
        contracts.                                                              ended December 31, 1987.

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

 10.11  Amendment No. 1 dated December 23, 1993 to Transmission                 Exhibit 10.11 to the Form 10-K
        Facilities Agreement (as of January 1, 1993).                           Annual Report of Duquesne
                                                                                Light Company for the year
                                                                                ended December 31, 1993.

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



Exhibit                                                                                    Method of
  No.                       Description                                                     Filing
 10.15   Order of the Pennsylvania Public Utility Commission                    Exhibit 10.28 to the Form 10-K
         dated October 15, 1992 regarding the Securities                        Annual Report of Duquesne
         Certificate of Duquesne Light Company for the                          Light Company for the year
         assumption of contingent obligations under financing                   ended December 31, 1992.
         agreements in connection with the refunding of Collateralized
         Lease Bonds.

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

 y10.17  Facility Lease dated as of September 15, 1987 between                  Exhibit (4)(d) to Registration
         The First National Bank of Boston, as Owner Trustee                    Statement (Form S-3)
         under a Trust Agreement dated as of September 15,                      No. 33-18144.
         1987, with the corporate Owner Participant named therein,
         Lessor, and Duquesne Light Company, Lessee.

 x10.18  Amendment No. 1 dated as of December 1, 1987 to Facility               Exhibit 10.30 to the Form 10-K
         Lease dated as of September 15, 1987                                   Annual Report of Duquesne
         between  The First National Bank of                                    Light Company for the year
         Boston, as Owner Trustee  under a                                      ended December 31, 1987.
         Trust Agreement dated as of September 15, 1987
         with the limited partnership Owner Participant named
         therein, Lessor, and Duquesne Light Company, Lessee.

 y10.19  Amendment No. 1 dated as of December 1, 1987 to                        Exhibit 10.31 to the Form 10-K
         Facility Lease dated as of September 15, 1987                          Annual Report of Duquesne
         between The First National Bank of Boston, as                          Light Company for the year
         Owner Trustee under a Trust Agreement dated as of                      ended December 31, 1987.
         September 15, 1987 with the corporate Owner
         Participant named therein, Lessor, and Duquesne
         Light Company, Lessee.

 x10.20  Amendment No. 2 dated as of November 15, 1992 to                       Exhibit 10.33 to the Form 10-K
         Facility Lease dated as of September 15, 1987                          Annual Report of Duquesne
         between  The First National Bank of                                    Light Company for the year
         Boston, as Owner Trustee  under a Trust Agreement                      ended December 31, 1992.
         dated as of September 15, 1987 with the limited
         partnership Owner Participant named
         therein, Lessor, and Duquesne Light Company, Lessee.

 y10.21  Amendment No. 2 dated as of November 15, 1992 to                       Exhibit 10.34 to the Form 10-K
         Facility Lease dated as of September 15, 1987                          Annual Report of Duquesne
         between  The First National Bank of                                    Light Company for the year
         Boston, as Owner Trustee under a Trust                                 ended December 31, 1992.
         Agreement dated as of September 15, 1987
         with the corporate Owner Participant named therein,
         Lessor, and Duquesne Light Company, Lessee.

 x10.22  Amendment No. 3 dated as of October 13, 1994 to                        Exhibit 10.25 to the Form 10-K
         Facility Lease dated as of September 15, 1987                          Annual Report of Duquesne
         between  The First National Bank of                                    Light Company for the year
         Boston, as Owner Trustee  under a Trust                                ended December 31, 1994.
         Agreement dated as of September 15, 1987
         with the limited partnership Owner Participant named
         therein, Lessor, and Duquesne Light Company, Lessee.


   Exhibit                                                                                    Method of
     No.                            Description                                                 Filing

   y10.23       Amendment No. 3 dated as of October 13, 1994 to                      Exhibit 10.26 to the Form 10-K
                Facility Lease dated as of September 15, 1987 between                Annual Report of Duquesne
                The First National Bank of Boston, as Owner Trustee                  Light Company for the year
                under a Trust Agreement dated as of September 15, 1987               ended December 31, 1994.
                with the corporate Owner Participant named therein,
                Lessor, and Duquesne Light Company, Lessee.

   x10.24       Participation Agreement dated as of September 15,                    Exhibit (28)(a) to Registration
                1987 among the limited partnership Owner Participant                 Statement (Form S-3)
                named therein, the Original Loan Participants listed                 No. 33-18144.
                in Schedule 1 thereto, as Original Loan Participants,
                DQU Funding Corporation, as Funding Corp, The First
                National Bank of Boston, as Owner Trustee, Irving
                Trust Company, as Indenture Trustee and Duquesne Light
                Company, as Lessee.

   y10.25       Participation Agreement dated as of September 15, 1987               Exhibit (28)(b) to Registration
                among the corporate Owner Participant named therein,                 Statement (Form S-3)
                the Original Loan Participants listed in Schedule 1                  No. 33-18144.
                thereto, as Original Loan Participants, DQU Funding
                Corporation, as Funding Corp, The First National Bank
                of Boston, as Owner Trustee, Irving Trust Company, as
                Indenture Trustee and Duquesne Light Company, as Lessee.

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

   y10.27       Amendment No. 1 dated as of December 1, 1987 to                      Exhibit 10.35 to the Form 10-K
                Participation Agreement dated as of September 15, 1987               Annual Report of Duquesne
                among the corporate Owner Participant named therein, the             Light Company for the year
                Original Loan Participants listed therein, as Original               ended December 31, 1987.
                Loan Participants, DQU Funding Corporation, as Funding
                Corp, The First National Bank of Boston, as Owner
                Trustee, Irving Trust Company, as Indenture Trustee and
                Duquesne Light Company, as Lessee.

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

   y10.31       Amendment No. 3 dated as of November 15, 1992 to                     Exhibit 10.42 to the Form 10-K
                Participation Agreement dated as of September 15, 1987               Annual Report of Duquesne
                among the corporate Owner Participant named therein,                 Light Company for the year
                DQU Funding Corporation, as Funding Corp, DQU II                     ended December 31, 1992.
                Funding Corporation, as New Funding Corp, The First
                National Bank of Boston, as Owner Trustee, The Bank
                of New York, as Indenture Trustee and Duquesne Light
                Company, as Lessee.

   x10.32       Amendment No. 4 dated as of October 13, 1994 to                      Exhibit 10.35 to the Form 10-K
                Participation Agreement dated as of September 15, 1987               Annual Report of Duquesne
                among the limited partnership Owner Participant named                Light Company for the year
                therein, DQU Funding Corporation, as Funding Corp,                   ended December 31, 1994.
                DQU II Funding Corporation, as New Funding Corp, The
                First National Bank of Boston, as Owner Trustee, The
                Bank of New York, as Indenture Trustee and Duquesne
                Light Company, as Lessee.

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

   z10.39       Amendment No. 1 dated as of November 15, 1992 to Tax                 Exhibit 10.48 to the Form 10-K
                Indemnification Agreement dated as of September 15, 1987             Annual Report of Duquesne
                between the Owner Participant named therein and Duquesne             Light Company for the year
                Light Company, as Lessee.                                            ended December 31, 1992.

   z10.40       Amendment No. 2 dated as of October 13, 1994 to Tax                  Exhibit 10.43 to the Form 10-K
                Indemnification Agreement dated as of September 15, 1987             Annual Report of Duquesne
                between the Owner Participant named therein and Duquesne             Light Company for the year
                Light Company, as Lessee.                                            ended December 31, 1994.

   z10.41       Extension Letter dated December 8, 1992 from Duquesne                Exhibit 10.49 to the Form 10-K
                Light Company, each Owner Participant, The First National            Annual Report of Duquesne
                Bank of Boston, the Lease Indenture Trustee, DQU Funding             Light Company for the year
                Corporation and DQU II Funding Corporation addressed to              ended December 31, 1992.
                the New Collateral Trust Trustee extending their respective representations and warranties and covenants set forth in
                each of the Participation Agreements.

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


   Exhibit                                                                                    Method of
     No.                            Description                                                 Filing

   y10.43       Trust Indenture, Mortgage, Security Agreement and                    Exhibit (4)(h) to Registration
                Assignment of Facility Lease dated as of September 15, 1987          Statement (Form S-3)
                between The First National Bank of Boston, as Owner Trustee          No. 33-18144.
                under a Trust Agreement dated as of September 15, 1987 with the corporate Owner Participant named therein, and Irving
                Trust Company, as Indenture Trustee.

   x10.44       Supplemental Indenture No. 1 dated as of December 1, 1987            Exhibit 10.45 to the Form 10-K
                to Trust Indenture, Mortgage, Security Agreement and                 Annual Report of Duquesne
                Assignment of Facility Lease dated as of September 15, 1987          Light Company for the year
                between The First National Bank of Boston, as Owner Trustee          ended December 31, 1987.
                under a Trust Agreement dated as of September 15, 1987 with the limited partnership Owner Participant named therein, and
                Irving Trust Company, as Indenture Trustee.

   y10.45       Supplemental Indenture No. 1 dated as of December 1, 1987 to         Exhibit 10.46 to the Form 10-K
                Trust Indenture, Mortgage, Security Agreement and                    Annual Report of Duquesne
                Assignment of Facility Lease dated as of September 15, 1987          Light Company for the year
                between The First National Bank of Boston, as Owner Trustee          ended December 31, 1987.
                under a Trust Agreement dated as of September 15, 1987 with the corporate Owner Participant named therein, and Irving
                Trust Company, as Indenture Trustee.

   x10.46       Supplemental Indenture No. 2 dated as of November 15, 1992           Exhibit 10.54 to the Form 10-K
                to Trust Indenture, Mortgage, Security Agreement and                 Annual Report of Duquesne
                Assignment of Facility Lease dated as of September 15, 1987          Light Company for the
                between The First National Bank of Boston, as Owner Trustee          year ended December 31, 1992.
                under a Trust Agreement dated as of September 15, 1987 with the limited partnership Owner Participant named therein, and
                The Bank of New York, as Indenture Trustee.

   y10.47       Supplemental Indenture No. 2 dated as of November 15, 1992           Exhibit 10.55 to the Form 10-K
                to Trust Indenture, Mortgage, Security Agreement and                 Annual Report of Duquesne
                Assignment of Facility Lease dated as of September 15, 1987          Light Company for the
                between The First National Bank of Boston, as Owner Trustee          year ended December 31, 1992.
                under a Trust Agreement dated as of September 15, 1987 with the corporate Owner Participant named therein, and The Bank of New York, as Indenture Trustee.

    10.48       Reimbursement Agreement dated as of October 1, 1994 among            Exhibit 10.51 to the Form 10-K
                Duquesne Light Company, Swiss Bank Corporation, New York             Annual Report of Duquesne
                Branch, as LOC Bank, Union Bank, as Administrating Bank,             Light Company for the year
                Swiss Bank Corporation, New York Branch, as Administrating           ended December 31, 1994.
                Bank and The Participating Banks Named Therein.


   Exhibit                                                                                    Method of
     No.                            Description                                                 Filing

    10.49       Collateral Trust Indenture dated as of November 15, 1992             Exhibit 10.58 to the Form 10-K
                among DQU II Funding Corporation, Duquesne Light Company             Annual Report of Duquesne
                and The Bank of New York, as Trustee.                                Light Company for the year
                                                                                     ended December 31, 1992.

    10.50       First Supplemental Indenture dated as of November 15, 1992           Exhibit 10.59 to the Form 10-K
                to Collateral Trust Indenture dated as of November 15, 1992          Annual Report of Duquesne
                among DQU II Funding Corporation, Duquesne Light Company             Light Company for the year
                and The Bank of New York, as Trustee.                                ended December 31, 1992.

   x10.51       Refinancing Agreement dated as of November 15, 1992 among            Exhibit 10.60 to the Form 10-K
                the limited partnership Owner Participant named therein, as          Annual Report of Duquesne
                Owner Participant, DQU Funding Corporation, as Funding Corp,         Light Company for the year
                DQU II Funding Corporation, as New Funding Corp, The First           ended December 31, 1992.
                National Bank of Boston, as Owner Trustee, The Bank of New
                York, as Indenture Trustee, The Bank of New York, as
                Collateral Trust Trustee, The Bank of New York, as New
                Collateral Trust Trustee, and Duquesne Light Company, as
                Lessee.

   y10.52       Refinancing Agreement dated as of November 15, 1992 among            Exhibit 10.61 to the Form 10-K
                the corporate Owner Participant named therein, as Owner              Annual Report of Duquesne
                Participant, DQU Funding Corporation, as Funding Corp, DQU           Light Company for the year
                II Funding Corporation, as New Funding Corp, The First               ended December 31, 1992.
                National Bank of Boston, as Owner Trustee, The Bank of New
                York, as Indenture Trustee, The Bank of New York, as
                Collateral Trust Trustee, The Bank of New York, as New
                Collateral Trust Trustee, and Duquesne Light Company, as
                Lessee.

   x10.53       Addendum dated December 8, 1992 to Refinancing Agreement             Exhibit 10.62 to the Form 10-K
                dated as of November 15, 1992 among the limited                      Annual Report of Duquesne
                partnership Owner Participant named therein, as Owner                Light Company for the year
                Participant, DQU Funding Corporation, as Funding Corp,               ended December 31, 1992.
                DQU II Funding Corporation, as New Funding Corp, The
                First National Bank of Boston, as Owner Trustee, The
                Bank of New York, as Indenture Trustee, The Bank of New
                York, as Collateral Trust Trustee, The Bank of New York,
                as New Collateral Trust Trustee, and Duquesne Light
                Company, as Lessee.

   y10.54       Addendum dated December 8, 1992 to Refinancing Agreement             Exhibit 10.63 to the Form 10-K
                dated as of November 15, 1992 among the corporate Owner              Annual Report of Duquesne
                Participant named therein, as Owner Participant, DQU                 Light Company for the year
                Funding Corporation, as Funding Corp, DQU II Funding                 ended December 31, 1992.
                Corporation, as New Funding Corp, The First National
                Bank of Boston, as Owner Trustee, The Bank of New York,
                as Indenture Trustee, The Bank of New York, as Collateral
                Trust Trustee, The Bank of New York, as New Collateral
                Trust Trustee, and Duquesne Light Company, as Lessee.


   Exhibit                                                                                    Method of
     No.                            Description                                                 Filing

                                 Other Agreements:

    10.55       Deferred Compensation Plan for the Directors of Duquesne             Exhibit 10.1 to the Form 10-K
                Light Company, as amended to date.                                   Annual Report of DQE for the
                                                                                     year ended December 31, 1992.

    10.56       Incentive Compensation Program for Certain Executive                 Exhibit 10.2 to the Form 10-K
                Officers of Duquesne Light Company, as amended to date.              Annual Report of DQE for the
                                                                                     year ended December 31, 1992.

    10.57       Description of Duquesne Light Company Pension Service                Exhibit 10.3 to the Form 10-K
                Supplement Program.                                                  Annual Report of DQE for the
                                                                                     year ended December 31, 1992.

    10.58       Duquesne Light Company Outside Directors' Retirement Plan,           Exhibit 10.59 to the Form 10-K
                as amended to date.                                                  Annual Report of Duquesne
                                                                                     Light Company for the year
                                                                                     ended December 31, 1996.

    10.59       Duquesne Light/DQE Charitable Giving Program, as amended.            Exhibit 10.1 to the Form 10-Q
                                                                                     Quarterly Report of DQE for
                                                                                     the quarter ended March 31, 1998.

    10.60       Performance Incentive Program for DQE, Inc. and Subsidiaries         Exhibit 10.7 to the Form 10-K
                formerly known as the Duquesne Light Company Performance             Annual Report of DQE for the
                Incentive Program.                                                   year ended December 31, 1996.

    10.61       Employment Agreement dated as of August 30, 1994 between             Exhibit 10.9 to the Form 10-K
                DQE, Duquesne Light Company and David D. Marshall.                   Annual Report of DQE for the
                                                                                     year ended December 31, 1994.

    10.62       First Amendment dated as of June 27, 1995 to Employment              Exhibit 10.68 to the Form 10-K
                Agreement dated as of August 30, 1994 between DQE, Duquesne          Annual Report of Duquesne
                Light Company and David D. Marshall.                                 Light Company for the year
                                                                                     ended December 31, 1995.

    10.63       Employment Agreement dated as of August 30, 1994 between             Duquesne Light Company
                DQE, Duquesne Light Company and Gary L. Schwass.                     Exhibit 10.10 to the Form 10-K
                                                                                     Annual Report of DQE for the
                                                                                     year ended December 31, 1994.

    10.64       Employment Agreement dated as of October 14, 1996 between            Exhibit 10.70 to the Form 10-K
                Duquesne Light Company and James E. Cross.                           Annual Report of Duquesne
                                                                                     Light Company for the year
                                                                                     ended December 31, 1996.

    10.65       Non-Competition and Confidentiality Agreement dated as of            Exhibit 10.14 to the Form 10-K
                October 3, 1996 by and among DQE, Inc., Duquesne Light               Annual Report of DQE for the
                Company and David D. Marshall, together with a schedule              year ended December 31, 1996.
                listing substantially identical agreements with Victor A.
                Roque, James D. Mitchell and James E. Cross.


   Exhibit                                                                                    Method of
     No.                            Description                                                 Filing


    10.66       Schedule to Non-Competition and Confidentiality Agreement            Exhibit 10.12 to the Form 10-K
                dated as of October 3, 1996 (Exhibit 10.14 to the Form 10-K          Annual Report of DQE for the
                Annual Report of DQE for the year ended December 31, 1996)           year ended December 31, 1998.
                listing a substantially identical agreement with William J.
                DeLeo.

    10.67       Severance Agreement dated April 4, 1997, between the Company         Exhibit 10.1 to the Form 10-Q
                and David D. Marshall, together with a schedule describing           Quarterly Report of DQE for the
                substantially identical agreements with Gary L. Schwass,             quarter ended March 31, 1997.
                Victor A. Roque, James E. Cross and James D. Mitchell.

    10.68       Schedule to Severance Agreement dated April 4, 1997 (Exhibit         Exhibit 10.14 to the Form 10-K
                10.1 to the Form 10-Q Quarterly Report of DQE for the quarter        Annual Report of DQE for the
                ended March 31, 1997) listing a substantially identical              year ended December 31, 1998.
                agreement with William J. DeLeo.

    12.1        Calculation of Ratio of Earnings to Fixed Charges.                   Filed here.

    21.1 Subsidiaries of registrant: Duquesne has no significant subsidiaries.

    23.1        Independent Auditors' Consent.                                       Filed here.

    27.1        Financial Data Schedule.                                             Filed here.

    99.1        Executive Compensation of Duquesne Light Company Executive           Filed here.
                Officers for 1998 and Security Ownership of Duquesne Light
                Company Directors and Executive Officers as of December 31,
                1998.

Exhibit                                                        Method of
  No.                     Description                            Filing

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

     Copies of the exhibits listed above will be furnished, upon request, to holders or beneficial owners of any class of Duquesne's stock as of February 28, 1999, subject to payment in advance of the cost of reproducing the exhibits requested.

                    ---------------------------------------

                                                                     SCHEDULE II


               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             For the Years Ended December 31, 1998, 1997 and 1996
                            (Thousands of Dollars)


               Column A                             Column B       Column C       Column D         Column E          Column F
               --------                             --------       --------       --------         --------          --------
                                                                         Additions
                                                                  -------------------------
                                                   Balance at     Charged to     Charged to                          Balance
                                                   Beginning      Costs and         Other                            at End
              Description                           of Year       Expenses        Accounts         Deductions        of Year
              -----------                           -------       --------        --------         ----------        -------
Year Ended December 31, 1998
Reserve Deducted from the Asset
        to which it applies:
        Allowance for uncollectible accounts        $15,016        $11,000        $ 3,290(A)        $20,169(B)        $ 9,137
                                                    -------       --------        --------         ----------        --------
Year Ended December 31, 1997
Reserve Deducted from the Asset
        to which it applies:
        Allowance for uncollectible accounts        $18,294        $11,000        $ 3,934(A)        $18,212(B)        $15,016
                                                    -------       --------        --------         ----------        --------
Year Ended December 31, 1996
Reserve Deducted from the Asset
        to which it applies:
        Allowance for uncollectible accounts        $17,920        $10,582        $ 4,080(A)        $14,288(B)        $18,294
                                                    -------       --------        --------         ----------        --------

Notes:  (A) Recovery of accounts previously written off.
        (B) Accounts receivable written off.

                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             DUQUESNE LIGHT COMPANY
                                  (Registrant)

Date: March 26, 1999       By: /s/ David D. Marshall
                               ---------------------
                                    (Signature)
                                 David D. Marshall
                   President, Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                              Title                                   Date
/s/ David D. Marshall   President, Chief Executive Officer and Director         March 26, 1999
---------------------
  David D. Marshall

/s/ Gary L. Schwass     Senior Vice President and Chief Financial Officer       March 26, 1999
---------------------
  Gary L. Schwass

/s/ James E. Wilson     Controller                                              March 26, 1999
---------------------     (Principal Accounting Officer)
  James E. Wilson

/s/ Daniel Berg         Director                                                March 26, 1999
---------------------
  Daniel Berg

                        Director
---------------------
 Doreen E. Boyce

/s/ Robert P. Bozzone   Director                                                March 26, 1999
---------------------
 Robert P. Bozzone

/s/ Sigo Falk           Director                                                March 26, 1999
---------------------
 Sigo Falk

                        Director
---------------------
 William H. Knoell

/s/ Thomas J. Murrin    Director                                                March 26, 1999
---------------------
 Thomas J. Murrin

/s/ Eric W. Springer    Director                                                March 26, 1999
---------------------
 Eric W. Springer
