Form 10-Q
period 1999-06-30
DUQUESNE LIGHT CO
filed 1999-08-16
CIK 30573

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

     [ ] For the Quarterly Period Ended   June 30, 1999
                                        -----------------

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

DQE, Inc. is the holder of all shares of common stock, $1 par value, of Duquesne Light Company consisting of 10 shares as of June 30, 1999 and July 31, 1999.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                             DUQUESNE LIGHT COMPANY
                   CONDENSED STATEMENT OF CONSOLIDATED INCOME
                             (Thousands of Dollars)
                                  (Unaudited)

                                                         Three Months Ended                            Six Months Ended
                                                              June 30,                                     June 30,
                                                   -------------------------------             ---------------------------------
                                                      1999                1998                    1999                  1998
                                                   ------------       ------------             -------------       -------------
Operating Revenues
  Sales of Electricity:
    Customers - net                                $    239,948       $    269,477             $     494,367       $     537,840
    Utilities                                            15,478              6,970                    29,131              14,042
                                                   ------------       ------------             -------------       -------------
  Total Sales of Electricity                            255,426            276,447                   523,498             551,882
  Other                                                  17,813             10,886                    31,717              20,608
                                                   ------------       ------------             -------------       -------------
    Total Operating Revenues                            273,239            287,333                   555,215             572,490
                                                   ------------       ------------             -------------       -------------

Operating Expenses
  Fuel and purchased power                               49,669             71,575                    96,580             131,108
  Other operating                                        59,894             56,916                   121,990             125,742
  Maintenance                                            23,434             15,669                    43,771              35,952
  Depreciation and amortization                          47,058             56,104                    99,898             111,784
  Taxes other than income taxes                          22,148             19,363                    44,238              38,928
  Income taxes                                           16,558             21,888                    35,251              37,827
                                                   ------------       ------------             -------------       -------------
    Total Operating Expenses                            218,761            241,515                   441,728             481,341
                                                   ------------       ------------             -------------       -------------

OPERATING INCOME                                         54,478             45,818                   113,487              91,149
                                                   ------------       ------------             -------------       -------------

Other Income and Deductions                               6,157              7,969                    14,392              19,672

Income Before Interest and Other Charges
    and Extraordinary Item                               60,635             53,787                   127,879             110,821

Interest Charges                                         28,918             20,086                    57,154              40,535

Monthly Income Preferred Securities
    Dividend Requirements                                 3,141              3,141                     6,281               6,281
                                                   ------------       ------------             -------------       -------------
INCOME Before Extraordinary Item                         28,576             30,560                    64,444              64,005

Extraordinary Item (Net of Tax)                              --            (82,548)                       --             (82,548)
                                                   ------------       ------------             -------------       -------------

NET INCOME (LOSS) After Extraordinary Item         $     28,576       $    (51,988)            $      64,444       $     (18,543)
                                                   ============       ============             =============       =============
DIVIDENDS ON PREFERRED AND
  PREFERENCE STOCK                                          987                991                     1,980               1,989
                                                   ------------       ------------             -------------       -------------
EARNINGS (LOSS) FOR COMMON STOCK
   Before Extraordinary Item                       $     27,589       $     29,569             $      62,464       $      62,016
                                                   ============       ============             =============       =============
EARNINGS (LOSS) FOR COMMON STOCK
   After Extraordinary Item                        $     27,589       $    (52,979)            $      62,464       $     (20,532)
                                                   ============       ============             =============       =============

See notes to condensed consolidated financial statements.

                             DUQUESNE LIGHT COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)
                                  (Unaudited)

                                                                        June 30,                 December 31,
                                                                          1999                       1998
                                                                    ----------------            ----------------
ASSETS
Property, plant and equipment                                       $      4,606,716            $      4,589,140
Less:  Accumulated depreciation and amortization                          (3,151,225)                 (3,141,841)
                                                                    ----------------            ----------------
    Property, plant and equipment  net                                     1,455,491                   1,447,299
                                                                    ----------------            ----------------
Long-term investments                                                        189,265                     202,256
                                                                    ----------------            ----------------
Current assets:
  Cash and temporary cash investments                                          8,198                      53,151
  Receivables                                                                 80,933                     125,956
  Other current assets, principally material and supplies                    111,949                      92,119
                                                                    ----------------            ----------------
    Total current assets                                                     201,080                     271,226
                                                                    ----------------            ----------------
Other non-current assets:
  Transition costs                                                         2,040,473                   2,132,980
  Regulatory assets                                                           62,153                      64,568
  Other                                                                       68,763                      56,799
                                                                    ----------------            ----------------
    Total other non-current assets                                         2,171,389                   2,254,347
                                                                    ----------------            ----------------
        TOTAL ASSETS                                                $      4,017,225            $      4,175,128
                                                                    ================            ================
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock - $1 par value (shares - 90,000,000
    authorized; 10 issued)                                          $             --            $             --
  Capital surplus                                                            746,330                     813,528
  Retained earnings                                                           15,440                      27,646
  Accumulated other comprehensive Income                                      22,823                      27,326
                                                                    ----------------            ----------------
    Total common stockholder's equity                                        784,593                     868,500
                                                                    ----------------            ----------------
  Preferred and preference stock                                             228,940                     227,782
                                                                    ----------------            ----------------
  Long-term debt                                                           1,060,469                   1,160,348
                                                                    ----------------            ----------------
    Total capitalization                                                   2,074,002                   2,256,630
                                                                    ----------------            ----------------
Obligations under capital leases                                              14,992                      36,596
                                                                    ----------------            ----------------
Current liabilities:
  Notes payable and current maturities                                       234,516                      96,137
  Other current liabilities                                                  196,293                     268,141
                                                                    ----------------            ----------------
    Total current liabilities                                                430,809                     364,278
                                                                    ----------------            ----------------
Deferred income taxes - net                                                  567,992                     610,272
                                                                    ----------------            ----------------
Deferred income                                                              112,625                     117,508
                                                                    ----------------            ----------------
Beaver Valley lease liability                                                475,570                     475,570
                                                                    ----------------            ----------------
Other non-current liabilities                                                341,235                     314,274
                                                                    ----------------            ----------------
Commitments and contingencies (Note 4)
                                                                    ----------------            ----------------
        TOTAL CAPITALIZATION AND LIABILITIES                        $      4,017,225            $      4,175,128
                                                                    ================            ================

See notes to condensed consolidated financial statements.

                             DUQUESNE LIGHT COMPANY
                 CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                             (Thousands of Dollars)
                                  (Unaudited)

                                                                                Six Months Ended
                                                                                    June 30,
                                                                    -----------------------------------------
                                                                         1999                       1998
                                                                    --------------             --------------
Cash Flows From Operating Activities
  Operations                                                        $      156,717             $      219,070
  Changes in working capital other than cash                                (4,471)                   (54,585)
  Increase in ECR                                                               --                    (19,219)
  Other                                                                    (15,389)                     2,507
                                                                    --------------             --------------
    Net Cash Provided By Operating Activities                              136,857                    147,773
                                                                    --------------             --------------
Cash Flows From Investing Activities
  Construction expenditures                                                (40,760)                   (34,621)
  Long-term investments                                                     (1,431)                   (11,537)
  Other                                                                     (4,931)                    (1,025)
                                                                    --------------             --------------
    Net Cash Used in Investing Activities                                  (47,122)                   (47,183)
                                                                    --------------             --------------
Cash Flows From Financing Activities
  Dividends on capital stock                                              (145,431)                   (59,451)
  Increase in notes payable                                                 19,500                         --
  Reductions of long-term obligations - net                                 (9,097)                   (36,938)
  Other                                                                        340                     (5,503)
                                                                    --------------             --------------
    Net Cash Used in Financing Activities                                 (134,688)                  (101,892)
                                                                    --------------             --------------
Net decrease in cash and temporary cash investments                        (44,953)                    (1,302)
Cash and temporary cash investments at beginning of period                  53,151                    165,169
                                                                    --------------             --------------
Cash and temporary cash investments at end of period                $        8,198             $      163,867
                                                                    ==============             ==============
Non-Cash Investing and Financing Activities
  Capital lease obligations recorded                                $        5,988             $        4,941
                                                                    ==============             ==============

See notes to condensed consolidated financial statements.

                             Duquesne Light Company
                 STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
                             (Thousands of Dollars)
                                  (Unaudited)

                                                          Three Months Ended                      Six Months Ended
                                                               June 30,                               June 30,
                                                        1999              1998                 1999               1998
                                                   ------------     -------------         ------------      -------------
NET INCOME                                         $     28,576     $      30,560         $     64,444      $      64,005

Other Comprehensive Income:
  Unrealized holding gains (losses)
     net of tax of $1,470, $(1,083),
     $(2,198) and $1,013, respectively                    2,072            (1,527)              (3,100)             1,429
  Less:  reclassification adjustment for
     gains included in net income, net of
     tax of $0, $0, $756 and $0, respectively                --                --               (1,404)                --
                                                   ------------     -------------         ------------      -------------
        Total Other Comprehensive Income                  2,072            (1,527)              (4,504)             1,429
                                                   ------------     -------------         ------------      -------------
Comprehensive Income                               $     30,648     $      29,033         $     59,940      $      65,434
                                                   ============     =============         ============      =============

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

     The Pennsylvania Public Utility Commission (PUC) has approved Duquesne's plan to divest itself of its generation assets through an auction (including an auction of its provider of last resort service), and the pending exchange of certain power station assets with FirstEnergy Corporation (FirstEnergy). Final agreements governing these transactions must be approved by various regulatory agencies. Duquesne currently expects these transactions to close in late 1999 or early 2000. (See "Rate Matters," Note 2, on page 7.)

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

     These statements should be read with the financial statements and notes included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended December 31, 1998. The results of operations for the three and six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may also be affected by the estimates and assumptions management is required to make. Actual results could differ from those estimates.

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

     As a result of the PUC's May 29, 1998, final order regarding Duquesne's restructuring plan under the Customer Choice Act (see "Rate Matters," Note 2, on page 7), the electricity generation portion of Duquesne's business does not meet the criteria of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71). Accordingly, fixed assets related to the generation portion of Duquesne's business are evaluated in accordance with SFAS No. 121, Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS No. 121). Pursuant to the PUC's final restructuring order, certain of Duquesne's generation-related regulatory assets are being recovered through a competitive transition charge (CTC) collected in connection with providing transmission and distribution services (the electricity delivery business segment), and have been reclassified accordingly. Additionally, pursuant to the PUC's final restructuring order, Duquesne is recovering its above-market investment in generation assets through the CTC, subject to receipt of the proceeds from the generation asset auction. The electricity delivery business segment continues to meet SFAS No. 71 criteria and accordingly reflects regulatory assets and liabilities consistent with cost-based ratemaking regulations. The regulatory assets represent probable future revenue to Duquesne, because provisions for these costs are currently included, or are expected to be included, in charges to electric utility customers through the ratemaking process. (See "Rate Matters," Note 2, below.)

     Through the Energy Cost Rate Adjustment Clause (ECR), Duquesne previously recovered (to the extent that such amounts were not included in base rates) nuclear fuel, fossil fuel and purchased power expenses. Also through the ECR, Duquesne passed to its customers the profits from short- term power sales to other utilities (collectively, ECR energy costs). As a consequence of the PUC's final order regarding Duquesne's restructuring plan (see "Rate Matters," Note 2, below), such costs are no longer recoverable through the ECR. Instead, effective May 29, 1998 (the date of the PUC's final restructuring order), such costs are expensed as incurred and thus impact net income. Under-recoveries from customers prior to May 29, 1998, were recorded on the consolidated balance sheet as a regulatory asset. At June 30, 1999 and December 31, 1998, $42.7 million was receivable from customers. Duquesne expects to recover this amount through the CTC. (See "Restructuring Plan" discussion, Note 2, on page 7.)

     Duquesne's long-term investments include assets of nuclear decommissioning trusts and marketable securities accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These investments are classified as available-for-sale and are stated at market value. The amounts of unrealized holding gains related to marketable securities were $39.0 million ($22.8 million, net of tax) at June 30, 1999, and $46.5 million ($27.3 million, net of tax) at December 31, 1998.

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

Phase-In to Competition

     The phase-in to competition began in January 1999, when 66 percent of customers became eligible to participate in customer choice (including customers covered by the pilot program); all customers will have customer choice in January 2000. As of June 30, 1999, approximately 14 percent of Duquesne's customers had chosen alternative generation suppliers. Customers that have chosen an electricity generation supplier other than Duquesne pay that supplier for generation charges, and pay Duquesne the CTC (discussed below) and charges for transmission and distribution. Customers that continue to buy their generation from Duquesne pay for their service at current regulated tariff rates divided into generation, transmission and distribution charges, and the CTC. Under the Customer Choice Act, an electric distribution company, such as Duquesne, remains a regulated utility and may only offer PUC-approved rates, including generation rates. Also under the Customer Choice Act, electricity delivery (including transmission, distribution and customer service) remains regulated in substantially the same manner as under historical regulation.

     In an effort to "jumpstart" competition, Duquesne had made 600 megawatts
(MW) of power available through the first six months of 1999 to licensed electric generation suppliers, to be used to supply electricity to Duquesne's customers who had chosen alternative generation suppliers.

Rate Cap

     An overall four-and-one-half-year rate cap from January 1, 1997, has been imposed on the transmission and distribution charges of Pennsylvania electric utility companies under the Customer Choice Act. Additionally, electric utility companies may not increase the generation price component of rates as long as transition costs are being recovered, with certain exceptions.

Restructuring Plan

     In its May 29, 1998, final restructuring order, the PUC determined that Duquesne should recover most of the above-market costs of the generation assets, including plant and regulatory assets through the collection of the CTC from electric utility customers. The total of the transition costs to be recovered was $1,485 million, net of tax, over a seven-year period beginning January 1, 1999, as may be adjusted to account for the proceeds of the generation asset auction. In addition, the transition costs as reflected on the consolidated balance sheet are being amortized over the same period that the CTC revenues are being recognized. Duquesne is allowed to earn an 11 percent pre-tax return on the unrecovered, net of tax balance of transition costs, as adjusted following the generation asset auction.

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

     Restructuring Plan and Auction Plan. With respect to transition cost recovery, the PUC's final order on the restructuring plan approved Duquesne's proposal to auction its generation assets and use the proceeds to offset transition costs. The remaining balance of such costs (with certain exceptions described below) is expected to be recovered from ratepayers through the CTC. Until the divestiture is complete, Duquesne has been ordered to use an interim CTC and price to compare for each rate class based on the methodology approved in its pilot program (on average, approximately 2.9 cents per kilowatt hour
(KWH) for the CTC and approximately 3.8 cents per KWH for the price to compare).

     On December 18, 1998, the PUC approved Duquesne's auction plan, including an auction of its provider of last resort service, as well as an agreement in principle to exchange certain generation assets with FirstEnergy. The assets to be auctioned will include Duquesne's wholly owned Cheswick , Elrama, Phillips and Brunot Island power stations, as well as the stations to be received from FirstEnergy in the power station exchange described below. The auction plan calls for a two-phase, sealed bid process similar to that used in other power plant divestitures. The initial confidential bidding process began in April 1999, with potential buyers identified by Duquesne being asked to submit non-binding bids. Qualified applicants have been asked to submit binding, second-round bids, due in September 1999. Final agreements governing the transactions must be approved by various regulatory agencies, including the PUC, the FERC, the NRC, and the Federal Trade Commission. Duquesne currently expects the sale to close at the end of 1999 or the beginning of 2000.

     Power Station Exchange. Pursuant to the definitive agreements entered into on March 25, 1999, Duquesne and FirstEnergy will exchange ownership interests in certain power stations. Duquesne will receive 100 percent ownership rights in three coal-fired power plants located in Avon Lake and Niles, Ohio and New Castle, Pennsylvania (totaling approximately 1,300 MW), which Duquesne expects to sell as part of the auction of generation assets. FirstEnergy will acquire Duquesne's interests in Beaver Valley Unit 1 (BV Unit 1), Beaver Valley Unit 2 (BV Unit 2), Perry Unit 1, Sammis Unit 7, Eastlake Unit 5 and Bruce Mansfield Units 1, 2 and 3 (totaling approximately 1,400 MW). In connection with the power station exchange, Duquesne anticipates terminating the BV Unit 2 lease in December 1999. (See "Financing" discussion on page 21.) Pursuant to the December 18, 1998, PUC order and subject to final approval, the proceeds from the sale of the power stations received in the exchange will be used to offset the transition costs associated with Duquesne's currently-held generation assets and costs associated with completing the exchange. Duquesne expects this exchange to enhance the value received from the auction, because participants will bid on entire plants, rather than plants that are jointly owned and/or operated by another entity. Additionally, the auction will include only coal- and oil-fired plants, which are anticipated to have a higher market value than nuclear plants. These value-enhancing features, along with a minimum level of auction proceeds guaranteed by FirstEnergy, are expected to maximize auction proceeds, minimize transition costs required to be recovered through the CTC (by shortening the length of the CTC recovery period), and thus reduce customer bills as rapidly as possible. Other benefits of this exchange include the resolution of all joint ownership issues, and other risks and costs associated with the jointly-owned units. The Federal Trade Commission approved the exchange on June 30, 1999. The PUC approved the definitive exchange agreement on July 15, 1999, having found the exchange to be in the public interest. Certain aspects of the exchange have yet to be approved by, among other agencies, the FERC, the NRC and, solely with respect to reliability issues, the Public Utilities Commission of Ohio. The power station exchange is expected to occur at the end of 1999 or in early 2000. (See "Legal Proceedings" on page 28.)

Termination of the AYE Merger

     On October 5, 1998, DQE announced its unilateral termination of the merger agreement between DQE and Allegheny Energy, Inc. (AYE). DQE believes that AYE suffered a material adverse effect as a result of the PUC's final restructuring order regarding AYE's utility subsidiary, West Penn Power Company. AYE filed suit in the United States District Court for the Western District of Pennsylvania, seeking to compel DQE to proceed with the merger and seeking a temporary restraining order and preliminary injunction to prevent DQE from certain actions pending a trial, or in the alternative seeking an unspecified amount of money damages. DQE and AYE continue to litigate this matter. (See "Legal Proceedings" on page 28.) In a letter dated February 24, 1999, the PUC informed DQE that the merger application was deemed withdrawn and the docket was closed.

3.   RECEIVABLES

     Components of receivables for the periods indicated are as follows:

                                                             June 30,         June 30,      December 31,
                                                               1999             1998            1998
                                                                   (Amounts in Thousands of Dollars)
--------------------------------------------------------------------------------------------------------
Electric customer accounts receivable                         $ 86,136         $ 87,830        $ 87,262
Other utility receivables                                       22,154           20,907          25,412
Other receivables                                               32,951           31,067          22,419
Less:  Allowance for uncollectible accounts                    (10,308)         (16,784)         (9,137)
--------------------------------------------------------------------------------------------------------
Receivables less allowance for  uncollectible                  130,933          123,020         125,956
 accounts
Less:  Receivables sold                                        (50,000)              --              --
========================================================================================================
     Total Receivables                                        $ 80,933         $123,020         $125,956
========================================================================================================

     Duquesne and an unaffiliated corporation have an agreement that entitles Duquesne to sell and the corporation to purchase, on an ongoing basis, up to $50 million of accounts receivable. The accounts receivable sales agreement, the expiration of which has been extended until late August 1999, is one of many sources of funds available to Duquesne. Duquesne currently anticipates further extending the agreement or replacing it with a similar arrangement upon expiration. At June 30, 1999, Duquesne had sold $50 million of receivables. At June 30 and December 31, 1998, Duquesne had not sold any receivables.

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

     Based on site-specific studies conducted in 1997 for BV Unit 1 and BV
Unit 2, and a 1997 update of the 1994 study for Perry Unit 1, Duquesne's approximate share of the total estimated decommissioning costs, including removal and decontamination costs, is $170 million, $55 million and $90 million, respectively. The amount currently used to determine Duquesne's cost of service related to decommissioning all three nuclear units is $224 million. Funding for nuclear decommissioning costs is deposited in external, segregated trust accounts and invested in a portfolio of corporate common stock and debt securities, municipal bonds, certificates of deposit and United States government securities. The market value of the aggregate trust fund balances at June 30, 1999, totaled approximately $69.4 million.

     As part of the power station exchange, FirstEnergy has agreed to assume the decommissioning liability for each of the nuclear plants in exchange for the balance in the decommissioning trust funds, plus the decommissioning costs to be collected through the CTC, as approved by the PUC.

     Nuclear Insurance. The Price-Anderson Amendments to the Atomic Energy Act of 1954 limit public liability from a single incident at a nuclear plant to $9.7 billion. The maximum available private primary insurance of $200 million has been purchased by Duquesne. Additional protection of $9.5 billion would be provided by an assessment of up to $88.1 million per incident on each licensed nuclear unit in the United States. Duquesne's maximum total possible assessment, $66.1 million, which is based on its ownership or leasehold interests in three nuclear generating units, would be limited to a maximum of $7.5 million per incident per year. This assessment is subject to indexing for inflation and may be subject to state premium taxes. If assessments from the nuclear industry prove insufficient to pay claims, the United States Congress could impose other revenue-raising measures on the industry.

     Duquesne's share of insurance coverage for property damage, decommissioning and decontamination liability is $1.2 billion. Duquesne would be responsible for its share of any damages in excess of insurance coverage. In addition, if the property damage reserves of Nuclear Electric Insurance Limited (NEIL), an industry mutual insurance company that provides a portion of this coverage, are inadequate to cover claims arising from an incident at any United States nuclear site covered by that insurer, Duquesne could be assessed retrospective premiums totaling a maximum of $7.9 million. Duquesne also participates in a NEIL program that provides insurance for the increased cost of generation and/or purchased power resulting from an accidental outage of a nuclear unit.

Subject to the policy deductible, terms and limit, the coverage provides for a weekly indemnity of the estimated incremental costs during a period of approximately three years, starting 12 weeks after an accident, with no coverage thereafter. If NEIL's losses for this program ever exceed its reserves, Duquesne could be assessed retrospective premiums totaling a maximum of $2.9 million.

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

     Duquesne continues to explore all viable means of managing ODSCC, including new repair technologies, and plans to continue to perform 100 percent tube inspections during future refueling outages. BV Unit 1's next refueling outage is currently scheduled to begin in the spring of 2000. BV Unit 2's next refueling outage is currently scheduled for the fall of 2000. Duquesne will continue to monitor and evaluate the condition of the BVPS steam generators.

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

     Uranium Enrichment Obligations. Nuclear reactor licensees in the United States are assessed annually for the decontamination and decommissioning of DOE uranium enrichment facilities. Assessments are based on the amount of uranium a utility had processed for enrichment prior to enactment of the National Energy Policy Act of 1992, and are to be paid by such utilities over a 15-year period. At June 30, 1999, Duquesne's liability for contributions is being recovered through the CTC as part of transition costs.

Guarantees

     Duquesne and the other owners of Bruce Mansfield Power Station (Bruce Mansfield) have guaranteed certain debt and lease obligations related to a coal supply contract for Bruce Mansfield. At June 30, 1999, Duquesne's share of these guarantees was $5.4 million.

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

5.   BUSINESS SEGMENTS AND RELATED INFORMATION

     Historically, Duquesne has been treated as a single integrated business segment due to its regulated operating environment. The PUC authorized a combined rate for supplying and delivering electricity to customers which was cost-based and was designed to recover Duquesne's operating expenses and investment in electric utility assets and to provide a return on the investment. As a result of the Customer Choice Act, generation of electricity is deregulated and charged at a separate rate from the delivery of electricity beginning in 1999. For the purposes of complying with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), Duquesne is required to disclose information about its business segments separately. Accordingly, Duquesne has used the PUC-approved separate rates for 1999 to develop the financial information of the business segments for the three and six months ended June 30, 1998 (or as of December 31, 1998, with respect to assets).

     Beginning in 1999, Duquesne has three principal business segments (determined by products, services and regulatory environment) which consist of the transmission and distribution by Duquesne of electricity (electricity delivery business segment); the generation by Duquesne of electricity (electricity generation business segment); and the collection of transition costs (CTC business segment). To comply with SFAS No. 131, Duquesne has reported the results for 1999 by these business segments and an "all other" category. The all other category in the following table includes Duquesne investments below the quantitative threshold for separate disclosure. However, as Duquesne was not yet collecting transition costs prior to 1999, the 1998 results are reported by the electricity delivery and electricity generation business segments.

     Financial data for business segments is provided as follows:

Business Segments for the Three Months Ended


June 30, 1999                                            (Thousands of Dollars)
--------------------------------------------------------------------------------------------------------
                               Electricity    Electricity                       All
                                 Delivery     Generation           CTC         Other      Consolidated
                             ---------------------------------------------------------------------------
Operating revenues           $    81,077     $  102,782      $   89,380       $     --     $   273,239
Operating expenses                48,689         98,178          23,858            978         171,703
Depreciation and
     amortization expense         12,821          8,807          25,430             --          47,058
--------------------------------------------------------------------------------------------------------
      Operating income (loss)     19,567         (4,203)         40,092           (978)         54,478
Other income                         648          2,045              --          3,464           6,157
Interest and other charges         9,157         11,814          12,007             68          33,046
--------------------------------------------------------------------------------------------------------
     Earnings (loss) for
          common stock       $    11,058     $  (13,972)     $   28,085       $  2,418     $    27,589
========================================================================================================
Assets                       $ 1,303,969     $  536,680      $2,040,473       $136,103     $ 4,017,225
========================================================================================================
Capital expenditures         $    15,218     $    9,127      $       --       $     --     $    24,345
========================================================================================================


June 30, 1998                                               (Thousands of Dollars)
---------------------------------------------------------------------------------------------------
                                            Electricity   Electricity      All
                                             Delivery      Generation     Other      Consolidated
                                           --------------------------------------------------------
Operating revenues                         $    76,355   $   210,681    $     297     $  287,333
Operating expenses                              45,461       139,463          487        185,411
Depreciation and
     amortization expense                       12,335        43,769           --         56,104
-------------------------------------------------------------------------------------------------
     Operating income (loss)                    18,559        27,449         (190)        45,818
Other income                                       610         1,480        5,879          7,969
Interest and other charges                       9,432        14,661          125         24,218
-------------------------------------------------------------------------------------------------
     Earnings (loss) for common stock,
          before extraordinary item        $     9,737   $    14,268    $   5,564     $   29,569
     Extraordinary item, net of tax                 --       (82,548)          --        (82,548)
-------------------------------------------------------------------------------------------------
     Earnings (loss) for common stock,
          after extraordinary item         $     9,737   $   (68,280)   $   5,564     $  (52,979)
=================================================================================================
Assets(1)                                  $ 1,314,266   $ 2,711,533    $ 149,329     $4,175,128
=================================================================================================
Capital expenditures                       $    10,173   $    11,064    $      --     $   21,237
=================================================================================================

(1)  Relates to assets as of December 31, 1998.

Business Segments for the Six Months Ended


June 30, 1999                                            (Thousands of Dollars)
--------------------------------------------------------------------------------------------------------
                                  Electricity   Electricity                      All
                                   Delivery     Generation         CTC          Other      Consolidated
                                ------------------------------------------------------------------------
Operating revenues              $   163,398     $  209,413     $   182,404    $      --    $    555,215
Operating expenses                   95,479        197,280          47,701        1,370         341,830
Depreciation and
     amortization expense            27,172         17,663          55,063           --          99,898
--------------------------------------------------------------------------------------------------------
      Operating income (loss)        40,747         (5,530)         79,640       (1,370)        113,487
Other income                          1,783          3,851                        8,758          14,392
Interest and other charges           18,043         23,522          23,715          135          65,415
--------------------------------------------------------------------------------------------------------
     Earnings (loss) for
          common stock          $    24,487     $  (25,201)    $    55,925    $   7,253     $    62,464
========================================================================================================
Assets                          $ 1,303,969     $  536,680     $ 2,040,473    $ 136,103     $ 4,017,225
========================================================================================================
Capital expenditures            $    28,644     $   12,116     $        --    $      --     $    40,760
========================================================================================================


June 30, 1998                                               (Thousands of Dollars)
---------------------------------------------------------------------------------------------------
                                            Electricity   Electricity      All
                                             Delivery      Generation     Other      Consolidated
                                           --------------------------------------------------------
Operating revenues                         $   155,298   $   416,895    $     297     $   572,490
Operating expenses                              91,633       277,401          523         369,557
Depreciation and
     amortization expense                       24,504        87,280           --         111,784
---------------------------------------------------------------------------------------------------
     Operating income (loss)                    39,161        52,214         (226)         91,149
Other income                                     1,563         3,386       14,723          19,672
Interest and other charges                      19,032        29,581          192          48,805
---------------------------------------------------------------------------------------------------
     Earnings (loss) for common stock,
          before extraordinary item        $    21,692   $    26,019    $    14,305   $    62,016
     Extraordinary item, net of tax                 --       (82,548)            --       (82,548)
---------------------------------------------------------------------------------------------------
     Earnings (loss) for common stock,
          after extraordinary item         $    21,692   $   (56,529)   $    14,305   $   (20,532)
===================================================================================================
Assets(1)                                  $ 1,314,266   $ 2,711,533    $   149,329   $ 4,175,128
===================================================================================================
Capital expenditures                       $    19,111   $    15,510    $        --   $    34,621
===================================================================================================

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

     The Pennsylvania Public Utility Commission (PUC) has approved Duquesne's plan to divest itself of its generation assets through an auction (including an auction of its provider of last resort service), and the pending exchange of certain power station assets with FirstEnergy Corporation (FirstEnergy). Final agreements governing these transactions must be approved by various regulatory agencies. Duquesne currently expects these transactions to close in late 1999 or early 2000. (See "Rate Matters" on page 22.)

Service Territory

     Duquesne provides electric service to customers in Allegheny County (including the City of Pittsburgh), Beaver County and, to a limited extent, Westmoreland County. (See "Rate Matters" on page 22.) This territory represents approximately 800 square miles in southwestern Pennsylvania. In addition to serving approximately 580,000 direct customers, Duquesne also sells electricity to other utilities.

Regulation

     Duquesne is subject to the accounting and reporting requirements of the SEC. In addition, Duquesne's electric utility operations are subject to regulation by the PUC, including regulation under the Pennsylvania Electricity Generation Customer Choice and Competition Act (Customer Choice Act), and the Federal Energy Regulatory Commission (FERC) under the Federal Power Act with respect to rates for interstate sales, transmission of electric power, accounting and other matters. (See "Rate Matters" on page 22.)

     Duquesne's electric utility operations are also subject to regulation by the Nuclear Regulatory Commission (NRC) under the Atomic Energy Act of 1954, as amended, with respect to the operation of its jointly owned/leased nuclear power plants, Beaver Valley Unit 1 (BV Unit 1), Beaver Valley Unit 2 (BV Unit 2) and Perry Unit 1.

     As a result of the PUC's May 29, 1998, final order regarding Duquesne's restructuring plan under the Customer Choice Act (see "Rate Matters" on page
22), the electricity generation portion of Duquesne's business does not meet the criteria of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71). Accordingly, fixed assets related to the generation portion of Duquesne's business are evaluated in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS No. 121). Pursuant to the PUC's final restructuring order, certain of Duquesne's generation-related regulatory assets are being recovered through a competitive transition charge (CTC) collected in connection with providing transmission and distribution services (the electricity delivery business segment), and have been reclassified accordingly. Additionally, pursuant to the PUC's final restructuring order, Duquesne is recovering its above-market investment in generation assets through the CTC, subject to receipt of the proceeds from the generation asset auction. The electricity delivery business segment continues to meet SFAS No. 71 criteria, and accordingly reflects regulatory assets and liabilities consistent with cost-based ratemaking regulations. The regulatory assets represent probable future revenue to Duquesne, because provisions for these costs are currently included, or are expected to be included, in charges to electric utility customers through the ratemaking process. (See "Rate Matters" on page 22.)

Results of Operations
--------------------------------------------------------------------------------

Overall Performance

     In the second quarter of 1998, the PUC issued an order related to Duquesne's plan to recover its stranded costs from electric utility customers. As a result of the order, Duquesne recorded an extraordinary charge (Restructuring Charge) against earnings of $82.5 million, or $1.06 per share. The following discussion of results of operations excludes the impact of that Restructuring Charge.

     Comparison of Three Months Ended June 30, 1999, and June 30, 1998. Duquesne's earnings available for common stock were $27.6 million in the second quarter of 1999, a decrease of 6.7%. This decrease was the result of costs related to scheduled generating station maintenance and refueling outages. In previous periods, when the electricity generation business segment was rate regulated, these costs were deferred for future rate recovery.

     Comparison of Six Months Ended June 30, 1999, and June 30, 1998. Duquesne's earnings available for common stock were $62.5 million for the six months ended June 30, 1999, which is relatively consistent with 1998 earnings.

     Subsequent Events. During the latter part of July 1999, a prolonged, wide-spread heat wave in the eastern half of the United States led to unprecedented market prices for purchased power, record peak demands and regional capacity constraints. This combination of factors resulted in unexpected net purchased power costs of approximately $24 million. Because of these unexpected costs, July's earnings will be reduced by approximately $0.18 per share of DQE common stock. Duquesne did not default on any wholesale supply commitments and did not curtail any firm retail load during July. During the first 13 days of August, Duquesne has been a net seller of wholesale power. Duquesne believes its purchased power price risk will be eliminated in the future by the auction of its generating stations and provider of last resort obligation. (See "Rate Matters" on page 22.) The foregoing statements are forward-looking regarding the impact on earnings of Duquesne's power purchases and divestiture of generation assets, and purchased power risks. Actual results could materially differ from those implied by such statements due to known and unknown risks and uncertainties, including, but not limited to, weather conditions, market prices and availability of power, availability of Duquesne's generating stations, constraints on regional transmission facilities, and timing of divestiture closings.

Results by Business Segment

  Historically, Duquesne has been treated as a single integrated business segment due to its regulated operating environment. The PUC authorized a combined rate for supplying and delivering electricity to customers which was cost-based and was designed to recover Duquesne's operating expenses and investment in electric utility assets and to provide a return on the investment. As a result of the Customer Choice Act, generation of electricity is deregulated and charged at a separate rate from the delivery of electricity beginning in 1999. For the purposes of complying with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), Duquesne is required to disclose information about its business segments separately. Accordingly, Duquesne has used the PUC-approved separate rates for 1999 to develop the financial information of the business segments for 1998.

     Beginning in 1999, Duquesne has three principal business segments (determined by products, services and regulatory environment): (1) the transmission and distribution by Duquesne of electricity (electricity delivery business segment), (2) the generation by Duquesne of electricity (electricity generation business segment), and (3) the collection of transition costs (CTC business segment). Duquesne has reported the results for 1999 by these business segments and an "all other" category. The all other category includes Duquesne investments in leasing and gas reserve transactions. However, as Duquesne was not yet collecting transition costs prior to 1999, the 1998 results are reported by the electricity delivery and electricity generation business segments. (Additional information regarding Duquesne's business segments is set forth in "Business Segments and Related Information," Note 5 to the consolidated financial statements on page 12.)

Electricity Delivery Business Segment

     Comparison of Three Months Ended June 30, 1999, and June 30, 1998. The electricity delivery business segment contributed $11.1 million to net income in the second quarter of 1999 compared to $9.7 million in the second quarter of 1998, an increase of 13.6 percent. Operating revenues for this business segment are primarily derived from Duquesne's delivery of electricity and services provided to electric generation suppliers.

     Sales to residential and commercial customers are influenced by weather conditions. Warmer summer and colder winter seasons lead to increased customer use of electricity for cooling and heating. Commercial sales are also affected by regional development. Sales to industrial customers are influenced by national and global economic conditions.

     Operating revenues increased by $4.7 million or 6.2 percent in the second quarter of 1999 due to an increase in electricity usage by customers of 2.1 percent and to services provided to electric generation suppliers. The following table sets forth KWH delivered to electric utility customers during the second quarter:

----------------------------------------------------------------------------------------------
                                                                  KWH Delivered
                                                  --------------------------------------------
                                                                  (In Millions)
                                                  --------------------------------------------
Three Months Ended June 30,                         1999            1998              Change
----------------------------------------------------------------------------------------------
Residential                                         751.8            730.9              2.9%
Commercial                                        1,457.4          1,434.3              1.6%
Industrial                                          872.9            853.4              2.3%
---------------------------------------------------------------------------------
     Sales to Electric Utility Customers          3,082.1          3,018.6              2.1%
==============================================================================================

     Operating expenses for the electricity delivery business segment are primarily made up of costs to operate and maintain the transmission and distribution system; meter reading and billing costs; customer service; collection; administrative expenses; income taxes; and non-income taxes, such as property and payroll taxes. Operating expenses increased $3.2 million or 7.1 percent in the second quarter of 1999, primarily due to the timing of non-recurring charges related to meter reading in both 1999 and 1998.

     Interest and other charges include interest on long-term debt, other interest and preferred stock dividends of Duquesne. In the second quarter of 1999, there was $0.3 million or 2.9 percent less in interest and other charges compared to the second quarter of 1998. The decrease was the result of the refinancing of long-term debt at lower interest rates and the maturity of approximately $75 million of long-term debt during 1998.

     Comparison of Six Months Ended June 30, 1999, and June 30, 1998. The electricity delivery business segment contributed $24.5 million to net income in the first six months of 1999 compared to $21.7 million in the first six months of 1998, an increase of 12.9 percent.

     Operating revenues increased by $8.1 million or 5.2 percent in the first six months of 1999, due to a 2.0 percent increase in electricity usage by customers and to services provided to electric generation suppliers. Sales to residential and commercial customers increased due to weather conditions, while industrial sales decreased primarily due to a reduction in electricity consumption by steel manufacturers, which experienced a decline in demand. The following table sets forth KWH delivered to electric utility customers during the first six months of 1999 and 1998:

----------------------------------------------------------------------------------------------
                                                                  KWH Delivered
                                                  --------------------------------------------
                                                                  (In Millions)
                                                  --------------------------------------------
Six Months Ended June 30,                           1999            1998              Change
----------------------------------------------------------------------------------------------
Residential                                       1,668.4          1,599.3              4.3%
Commercial                                        2,897.6          2,814.0              3.0%
Industrial                                        1,723.7          1,754.3             (1.7)%
---------------------------------------------------------------------------------
     Sales to Electric Utility Customers          6,289.7          6,167.6              2.0%
==============================================================================================

     Operating expenses for the electricity delivery business segment increased $3.8 million or 4.2 percent in the first six months of 1999, primarily due to the timing of non-recurring charges related to meter reading in both 1999 and 1998.

     Depreciation and amortization expense increased $2.7 million or 10.9 percent in the first six months of 1999 due to additions to the plant and equipment.

     In the first six months of 1999, there was $1.0 million or 5.2 percent less in interest and other charges compared to the first six months of 1998. The decrease was the result of the refinancing of long-term debt at lower interest rates and the maturity of approximately $75 million of long-term debt during 1998.

Electricity Generation and CTC Business Segments

     Comparison of Three Months Ended June 30, 1999, and June 30, 1998. In the second quarter of 1999, the electricity generation and CTC business segments reported net income of $14.1 million compared to $14.3 million for the second quarter of 1998, a decrease of 1.1 percent.

     During 1998, five percent of Duquesne's electric utility customers participated in the customer choice pilot program under the Customer Choice Act, and purchased electricity from alternative generation suppliers. Beginning in 1999, up to 66 percent of Duquesne's electric utility customers are eligible to participate in customer choice. As of June 30, 1999, approximately 14 percent of Duquesne's customers are purchasing electricity from alternative generation suppliers.

     For the electricity generation and CTC business segments, operating revenues are primarily derived from Duquesne's supply of electricity for delivery to retail customers, the supply of electricity to wholesale customers and, beginning in 1999, the collection of generationrelated transition costs from electricity delivery customers. Under fuel cost recovery provisions effective through May 29, 1998, fuel revenues generally equaled fuel expense, as costs were recoverable from customers through the Energy Cost Rate Adjustment Clause (ECR), including the fuel component of purchased power, and did not affect net income. In 1999, due to the PUC's final restructuring order, fuel costs are expensed as incurred, and impact net income to the extent fuel costs exceed amounts included in Duquesne's authorized generation rates. (See "Rate Matters" on page 22.)

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

     Short-term sales to other utilities are made at market rates. Fluctuations in electricity sales to other utilities are related to Duquesne's customer energy requirements, the energy market and transmission conditions, and the availability of Duquesne's generating stations. Future levels of short-term sales to other utilities will be affected by market rates, the level of participation in customer choice, and Duquesne's divestiture of its generation assets. (See "Rate Matters" on page 22.)

     Operating revenues decreased by $18.5 million or 8.8 percent in the second quarter of 1999. The decrease in revenues can be attributed to a decrease in energy supplied to electric utility customers due to increased participation in customer choice. As of June 30, 1999, 13.6 percent of residential non-coincident peak load, 29.4 percent of commercial load, and 5.8 percent of industrial load have selected alternative generation suppliers. Partially offsetting this decrease was a 127.3 percent increase in energy supplied to other utilities in the second quarter of 1999, due to Duquesne's decision to sell 600 MW to licensed generation suppliers to stimulate competition, and increased capacity available to sell as a result of participation in customer choice. The following table sets forth KWH supplied for customers who have not chosen an alternative generation supplier.

-----------------------------------------------------------------------------------------------
                                                                  KWH Delivered
                                                  ---------------------------------------------
                                                                  (In Millions)
                                                  ---------------------------------------------
Three Months Ended June 30,                         1999             1998              Change
-----------------------------------------------------------------------------------------------
Residential                                         633.9            687.3              (7.8)%
Commercial                                          987.0          1,355.1             (27.2)%
Industrial                                          837.5            840.0              (0.3)%
----------------------------------------------------------------------------------
     Sales to Electric Utility Customers          2,458.4            2,882.4           (14.7)%
Sales to Other Utilities                            787.9              346.6           127.3%
----------------------------------------------------------------------------------
     Total Sales                                  3,246.3            3,229.0             0.5%
===============================================================================================

     Operating expenses for the electricity generation and CTC business segments are primarily made up of energy costs; costs to operate and maintain the power stations; administrative expenses; and non-income taxes, such as property and payroll taxes.

     Fluctuations in energy costs generally result from changes in the cost of fuel, the mix between coal and nuclear generation, total KWH supplied, and generating station availability. Because of the ECR, changes in fuel and purchased power costs did not impact earnings for the first five months of 1998.

     Operating expenses decreased $17.4 million or 12.5 percent in the second quarter of 1999 as a result of decreased energy costs and the reclassification of the interest component of Beaver Valley lease costs to interest expense. Partially offsetting these reductions were an increase in costs recognized currently as expense related to generating station outages, as opposed to prior accounting which deferred the expense for recovery over the subsequent 18 months.

     In the second quarter of 1999, fuel and purchased power expense decreased by $21.9 million or 30.6 percent compared to the second quarter of 1998. This decrease was the result of decreased energy costs due to a favorable power supply mix. During the second quarter of 1998, reduced availability of nuclear generating stations due to an increase in outage hours required Duquesne to purchase power and generate power from the higher fuel cost fossil stations.

     Depreciation and amortization expense includes the depreciation of the power stations' plant and equipment, accrued nuclear decommissioning costs and the amortization of transition costs. A decrease of $9.5 million or 21.8 percent in the second quarter of 1999 was the result of accelerated transition cost reduction efforts during that period in 1998. In 1999, Duquesne began to recover transition costs through an interim CTC. The total of transition costs to be recovered was $1,485 million, net of tax, over a seven-year period, as may be adjusted to account for the proceeds of the generation asset auction. Duquesne records amortization expense for transition costs reflected on the consolidated balance sheet over the same period as the CTC revenues are being recognized.

     Interest and other charges include interest on long-term debt, other interest and preferred stock dividends of Duquesne. In the second quarter of 1999 there was a $9.2 million or 62.5 percent increase in interest and other charges compared second quarter of 1998. The increase reflected the reclassification of the interest component of Beaver Valley lease costs to interest expense, partially offset by refinancing of long-term debt at lower interest rates and the maturity of approximately $75 million of long-term debt during 1998. (See "Financing" discussion on page 21.)

     Comparison of Six Months Ended June 30, 1999, and June 30, 1998. In the first six months of 1999, the electricity generation and CTC business segments reported net income of $30.7 million compared to $26.0 million for the first six months of 1998, an increase of 18.1 percent.

     Operating revenues decreased by $25.1 million or 6.0 percent in the first six months of 1999. The decrease in revenues can be attributed to a decrease in energy supplied to electric utility customers due to increased participation in customer choice. Partially offsetting this decrease was a 99.8 percent increase in energy supplied to other utilities in the first six months of 1999, due to Duquesne's decision to sell 600 MW to licensed generation suppliers to stimulate competition, and increased capacity available to sell as a result of participation in customer choice. The following table sets forth KWH supplied for customers who have not chosen an alternative generation supplier.

----------------------------------------------------------------------------------------------
                                                                  KWH Delivered
                                                  --------------------------------------------
                                                                  (In Millions)
                                                  --------------------------------------------
Six Months Ended June 30,                           1999            1998              Change
----------------------------------------------------------------------------------------------
Residential                                       1,456.6          1,513.6             (3.8)%
Commercial                                        2,139.4          2,665.6            (19.7)%
Industrial                                        1,660.2          1,728.9             (4.0)%
----------------------------------------------------------------------------------
     Sales to Electric Utility Customers          5,256.2          5,908.1            (11.0)%
----------------------------------------------------------------------------------
Sales to Other Utilities                          1,450.4            726.0             99.8%
----------------------------------------------------------------------------------
     Total Sales                                  6,706.6          6,634.1              1.1%
==============================================================================================

     Operating expenses decreased $32.4 million or 11.7 percent in the first six months of 1999 as a result of decreased energy costs and the reclassification of the interest component of Beaver Valley lease costs to interest expense. Partially offsetting these reductions was an increase in costs now recognized as expense related to generating station outages.

     In the first six months of 1999, fuel and purchased power expense decreased by $34.5 million or 26.3 percent compared to the first six months of 1998. This decrease was the result of decreased energy costs due to a favorable power supply mix. During the first six months of 1998, reduced availability of nuclear generating stations due to an increase in outage hours required Duquesne to purchase power and generate power from the higher fuel cost fossil stations.

     A decrease in depreciation and amortization expense of $14.6 million or
16.7 percent in the first six months of 1999 was the result of accelerated transition cost reduction efforts during that period. In 1999, Duquesne began to recover transition costs through an interim CTC. The total of transition costs to be recovered was $1,485 million, net of tax, over a seven-year period, as may be adjusted to account for the proceeds of the generation asset auction. Duquesne records amortization expense for transition costs reflected on the consolidated balance sheet over the same period as the CTC revenues are being recognized.

     In the first six months of 1999 there was a $17.7 million or 59.7 percent increase in interest and other charges compared to the first six months of 1998. The increase reflected the reclassification of the interest component of Beaver Valley lease costs to interest expense, partially offset by the refinancing of long-term debt at lower interest rates and the maturity of approximately $75 million of long-term debt during 1998.

All Other

     Comparison of Three Months Ended June 30, 1999, and June 30, 1998. The all other category contributed $2.4 million to net income in the second quarter of 1999 compared to $5.6 million in the second quarter of 1998, a decrease of 56.5 percent.

     Comparison of Six Months Ended June 30, 1999, and June 30, 1998. The all other category contributed $7.3 million to net income in the first six months of 1999 compared to $14.3 million in the first six months of 1998, a decrease of
49.3 percent.

Liquidity and Capital Resources
--------------------------------------------------------------------------------

Financing

     Duquesne expects to meet its current obligations and debt maturities through the year 2003 with funds generated from operations, through new financings and short-term borrowings, and through the proceeds from the auction of generation assets. At June 30, 1999, Duquesne was in compliance with all of its debt covenants.

     Mortgage bonds in the amount of $75 million matured in July 1999, and were retired using available cash and short term borrowings.

     In connection with the power station exchange with FirstEnergy, Duquesne anticipates terminating the BV Unit 2 lease in December 1999, in which case the lease liability recorded on the consolidated balance sheet would no longer be an obligation of Duquesne. The underlying collateralized lease bonds ($370.7 million at June 30, 1999) would become obligations of Duquesne and be recorded on the consolidated balance sheet. Duquesne anticipates redeeming the bonds on December 1, 2002 (the first redemption date), using funds generated from operations, the generation asset auction proceeds, the CTC, and/or through new financings. Duquesne would also pay approximately $230 million in termination costs, which Duquesne expects to recover through the proceeds of the generation asset auction and the CTC. (See "Power Station Exchange" discussion on page 23.)

     In connection with customer choice, Duquesne's customer revenues from operations will be reduced by an amount equal to the generation rate applicable to those customers choosing alternative generation suppliers (currently approximately 14 percent of customers). This reduction is expected to be offset by reduced cash requirements associated with supplying energy. A further impact on customer revenues is anticipated to occur when, as part of the divestiture, Duquesne auctions its provider of last resort service and all customers will be buying generation, either directly from alternative suppliers or indirectly from the provider of last resort. An additional impact on customer revenues is expected to occur when the CTC has been fully collected. The length of the CTC collection period will depend on the level of auction proceeds and future retail sales The foregoing statements are forward-looking regarding the impact on cash flows of customer choice and Duquesne's divestiture. Actual results could materially differ from those implied by such statements due to known and unknown risks and uncertainties, including, but not limited to, the amount and timing of the receipt of auction proceeds. (See "Restructuring Plan" on page 23.)

     Duquesne and an unaffiliated corporation have an agreement that entitles Duquesne to sell, and the corporation to purchase, on an ongoing basis, up to $50 million of accounts receivable. Duquesne currently anticipates extending or replacing the accounts receivable sale arrangement upon its expiration in late August 1999. At June 30, 1999, Duquesne had sold $50 million of receivables.

     Duquesne maintains a $150 million revolving credit facility which expires in October 1999. Interest rates can, in accordance with the option selected at the time of the borrowing, be based on prime, Eurodollar or certificate of deposit rates. Commitment fees are based on the unborrowed amount of the commitments. The revolving credit facility contains a two-year repayment period for any amounts outstanding at the expiration of the revolving credit period.
No amounts were outstanding at June 30, 1999.

     At June 30, 1999, Duquesne had $19.5 million of commercial paper borrowings outstanding. During the second quarter the maximum amount of such borrowings was $40 million, the average daily borrowings was $25.6 million and the weighted average daily interest rate was 5.13 percent.

Investing
--------------------------------------------------------------------------------

    Duquesne's long-term investments consist of Duquesne's holdings of DQE common stock, investments in affordable housing, lease investments, alternative energy investments and nuclear decommissioning trust funds. $5 million was invested in nuclear decommissioning trust funds during the six months ended June 30, 1999, and June 30, 1998.

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

Phase-In to Competition

     The phase-in to competition began in January 1999, when 66 percent of customers became eligible to participate in customer choice (including customers covered by the pilot program); all customers will have customer choice in January 2000. As of June 30, 1999, approximately 14 percent of Duquesne's customers had chosen alternative generation suppliers. Customers that have chosen an electricity generation supplier other than Duquesne pay that supplier for generation charges, and pay Duquesne the CTC (discussed below) and charges for transmission and distribution. Customers that continue to buy their generation from Duquesne pay for their service at current regulated tariff rates divided into generation, transmission and distribution charges, and the CTC. Under the Customer Choice Act, an electric distribution company, such as Duquesne, remains a regulated utility and may only offer PUC-approved rates, including generation rates. Also under the Customer Choice Act, electricity delivery (including transmission, distribution and customer service) remains regulated in substantially the same manner as under historical regulation.

     In an effort to "jumpstart" competition, Duquesne had made 600 MW of power available through the first six months of 1999 to licensed electric generation suppliers, to be used to supply electricity to Duquesne's customers who had chosen alternative generation suppliers.

Rate Cap

     An overall four-and-one-half-year rate cap from January 1, 1997, has been imposed on the transmission and distribution charges of Pennsylvania electric utility companies under the Customer Choice Act. Additionally, electric utility companies may not increase the generation price component of rates as long as transition costs are being recovered, with certain exceptions.

Restructuring Plan

     In its May 29, 1998, final restructuring order, the PUC determined that Duquesne should recover most of the above-market costs of the generation assets, including plant and regulatory assets through the collection of the CTC from electric utility customers. The total of the transition costs to be recovered was $1,485 million, net of tax, over a seven-year period beginning January 1, 1999, as may be adjusted to account for the proceeds of the generation asset auction. In addition, the transition costs as reflected on the consolidated balance sheet are being amortized over the same period that the CTC revenues are being recognized. Duquesne is allowed to earn an 11 percent pre-tax return on the unrecovered, net of tax balance of transition costs, as adjusted following the generation asset auction.

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

     Restructuring Plan and Auction Plan. With respect to transition cost recovery, the PUC's final order on the restructuring plan approved Duquesne's proposal to auction its generation assets and use the proceeds to offset transition costs. The remaining balance of such costs (with certain exceptions described below) is expected to be recovered from ratepayers through the CTC. Until the divestiture is complete, Duquesne has been ordered to use an interim CTC and price to compare for each class rate based on the methodology approved in its pilot program (on average, approximately 2.9 cents per KWH for the CTC and approximately 3.8 cents per KWH for the price to compare).

     On December 18, 1998, the PUC approved Duquesne's auction plan, including an auction of its provider of last resort service, as well as an agreement in principle to exchange certain generation assets with FirstEnergy. The assets to be auctioned will include Duquesne's wholly owned Cheswick, Elrama, Phillips and Brunot Island power stations, as well as the stations to be received from FirstEnergy in the power station exchange described below. The auction plan calls for a two-phase, sealed bid process similar to that used in other power plant divestitures. The initial confidential bidding process began in April 1999, with potential buyers identified by Duquesne being asked to submit non-binding bids. Qualified applicants have been asked to submit binding, second-round bids, due in September 1999. Final agreements governing the transactions must be approved by various regulatory agencies, including the PUC, the FERC, the NRC, and the Federal Trade Commission. Duquesne currently expects the sale to close at the end of 1999 or the beginning of 2000.

     Power Station Exchange. Pursuant to the definitive agreements entered into on March 25, 1999, Duquesne and FirstEnergy will exchange ownership interests in certain power stations. Duquesne will receive 100 percent ownership rights in three coal-fired power plants located in Avon Lake and Niles, Ohio and New Castle, Pennsylvania (totaling approximately 1,300 MW), which Duquesne expects to sell as part of the auction of generation assets. FirstEnergy will acquire Duquesne's interests in Beaver Valley Unit 1 (BV Unit 1), Beaver Valley Unit 2 (BV Unit 2), Perry Unit 1, Sammis Unit 7, Eastlake Unit 5 and Bruce Mansfield Units 1, 2 and 3 (totaling approximately 1,400 MW). In connection with the power station exchange, Duquesne anticipates terminating the BV Unit 2 lease in December 1999. (See "Financing" discussion on page 21.) Pursuant to the December 18, 1998, PUC order and subject to final approval, the proceeds from the sale of the power stations received in the exchange will be used to offset the transition costs associated with Duquesne's currently-held generation assets and costs associated with completing the exchange. Duquesne expects this exchange to enhance the value received from the auction, because participants will bid on entire plants, rather than plants that are jointly owned and/or operated by another entity. Additionally, the auction will include only coal- and oil-fired plants, which are anticipated to have a higher market value than nuclear plants. These value-enhancing features, along with a minimum level of auction proceeds guaranteed by FirstEnergy, are expected to maximize auction proceeds, minimize transition costs required to be recovered through the CTC (by shortening the length of the CTC recovery period), and thus reduce customer bills as rapidly as possible. Other benefits of this exchange include the resolution of all joint ownership issues, and other risks and costs associated with the jointly-owned units. The Federal Trade Commission approved the exchange on June 30, 1999. The PUC approved the definitive exchange agreement on July 15, 1999, having found the exchange to be in the public interest. Certain aspects of the exchange have yet to be approved by, among other agencies, the FERC, the NRC and, solely with respect to reliability issues, the Public Utilities Commission of Ohio. The power station exchange is expected to occur at the end of 1999 or in early 2000. (See "Legal Proceedings" on page 28.)

Termination of the AYE Merger

     On October 5, 1998, DQE announced its unilateral termination of the merger agreement between DQE and Allegheny Energy, Inc. (AYE). DQE believes that AYE suffered a material adverse effect as a result of the PUC's final restructuring order regarding AYE's utility subsidiary, West Penn Power Company. AYE filed suit in the United States District Court for the Western District of Pennsylvania, seeking to compel DQE to proceed with the merger and seeking a temporary restraining order and preliminary injunction to prevent DQE from certain actions pending a trial, or in the alternative seeking an unspecified amount of money damages. DQE and AYE continue to litigate this matter. (See "Legal Proceedings" on page 28.) In a letter dated February 24, 1999, the PUC informed DQE that the merger application was deemed withdrawn and the docket was closed.

Year 2000
--------------------------------------------------------------------------------

    Duquesne has taken extensive and systematic steps to ensure a smooth transition into the Year 2000. The transition to the Year 2000 became an issue because many existing computer programs and embedded microprocessors use only two digits to identify a year (for example, "99" is used to represent "1999"). Such programs read "00" as the year 1900, and thus may not recognize dates beginning with the year 2000, or may otherwise produce erroneous results or cease processing when dates after 1999 are encountered.

    Year 2000 Plan. Since 1994, Duquesne has been planning for the Year 2000 with an aggressive strategy to identify information needs, replace or upgrade equipment and coordinate resources to anticipate the new millennium. Based on the success to date of the Year 2000 program, Duquesne fully expects normal operations into the Year 2000 and beyond. Duquesne assembled a Year 2000 team, comprised of management representatives from all functional areas of Duquesne. The goal of Duquesne's Year 2000 program is that all components and services that in any material manner contribute to the operational reliability, customer relations, safety, revenue, regulatory compliance and reputation of Duquesne be Year 2000 ready. On June 30, 1999, Duquesne reported to the PUC, the NRC and the North American Electric Reliability Council (NERC) that all of its mission critical systems are Year 2000 ready. Duquesne has defined mission critical as any system that supports the generation of electricity as well as transmission and delivery of power to customers.

Duquesne's Year 2000 program also addresses all of the its business critical systems, such as billings, processing orders, and various accounting and business management functions. Many of these systems also have been declared ready as of June 30, 1999. The remainder are expected to be completed by September 30, 1999. The Year 2000 team has focused on all three aspects of the issue: computer software and hardware systems used to support day-to-day operations; embedded microprocessors which are small electronic devices found in a wide range of equipment and devices (such as plant components, substation equipment, elevators, and heating and cooling systems); and potential related issues that may originate with third parties with whom Duquesne does business. To support the planning, organization and management of its efforts, the team has retained Year 2000 consultants.

     In general, Duquesne's overall strategy to address the Year 2000 issue is comprised of four phases that, in some cases, are performed simultaneously. These phases are inventory, assessment, remediation, and testing and implementation.

     Inventory consisted of identifying the various components, equipment, hardware, and software used in Duquesne's operations that may potentially be faced with Year 2000 issues. The inventory process, completed in 1998, involved reviewing existing listings and subsequent verification through physical inspections and walk-downs.

     Assessment, completed in January 1999, consisted of evaluating all inventoried items for Year 2000 compliance or readiness. This was accomplished by contacting the vendors and manufacturers, inspecting software and code, researching the results of other companies' assessment of like components, and various other means.

     Remediation, the third step in the process, addressed the activities necessary to fix or replace those components that have Year 2000 issues that will adversely affect the Company's operations. Remediation of all mission critical systems was complete as of June 30, 1999. Remediation is in addition to previously planned improvements to the Company's systems with benefits beyond Year 2000 solutions, such as total system replacements discussed below.

     Testing and implementation, the final step, consists of placing renovated processes, systems, equipment, and other items into use within the Company's operations. Testing has been performed on all mission critical processes, whether or not remediation activities were involved in the process.

    Regulatory Review. Throughout the execution of its Year 2000 plan, the Company has been providing and will continue to provide information on its activities to regulatory agencies including the PUC, the NRC and the NERC.

    . Following eight months of formal proceedings by the PUC during which all Pennsylvania utilities, including Duquesne, were required to demonstrate that they were ready for the Year 2000, the PUC "investigation concludes that the lights will stay on..." (Motion of PUC Chairman John M. Quain on Docket No. I-00980076, March 31, 1999)

    . Duquesne has complied with the NRC's compliance guidelines and has verified with the NRC that all systems related to power production, safety and security are ready for Year 2000. In addition, the NRC conducted a Year 2000 audit of the nuclear power station safety and operations systems in May 1999.

    . NERC, which coordinates the interconnection of all utilities across the country, has been requested by the DOE to conduct a detailed review of the national electric power production and delivery infrastructure to ensure a reliable power supply during the Year 2000 transition period. Duquesne has provided monthly status reports to NERC. Duquesne's June 30, 1999, report confirmed the Year 2000 readiness of all its generation, transmission, and distribution systems. In addition, Duquesne participated in the industry-wide NERC communication drill that was conducted on April 9, 1999. All of Duquesne's communications systems exercised in this drill performed as expected. Duquesne will also be participating in the NERC Year 2000 readiness drill to be conducted on September 9, 1999.

    Risks and Contingency Plans. Duquesne currently believes that implementation of its plan will minimize the Year 2000 issues relating to its systems and equipment. Duquesne understands that many variables outside the control of Duquesne may have an adverse affect on the ability of Duquesne to perform its mission critical processes. Management believes that the most reasonably likely worst case scenario would be a temporary disruption of service to customers caused by potential disruptions in the operations of critical suppliers, such as fuel supply or telecommunications. In the event such a scenario occurs, it is not anticipated that Duquesne would incur a material adverse impact on its financial position or the consolidated results of operations.

     In the normal course of business Duquesne has developed contingency plans to minimize the risk of interrupted operations. As part of the Year 2000 program, Duquesne has reviewed these plans in terms of Year 2000 related risks, and either refined the existing plans or developed new contingency plans for all mission critical and business critical processes. These contingency plans incorporate numerous mitigation strategies, such as the most appropriate allocation of staffing resources, the need for additional equipment and facilities, and special operating procedures, including manual operations and use of non-computer dependent back-up equipment and procedures.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     Funding for nuclear decommissioning costs is deposited by Duquesne in external, segregated trust accounts and invested in a portfolio of corporate common stock and debt securities, municipal bonds, certificates of deposit and United States government securities. The market value of the aggregate trust fund balances at June 30, 1999, totaled approximately $69.4 million. The amount funded into the trusts is based on estimated returns which, if not achieved as projected, could require additional unanticipated funding requirements.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Eastlake Unit 5

     In September 1995, Duquesne commenced arbitration against The Cleveland Electric Illuminating Company (CEI), seeking damages, termination of the operating agreement for Eastlake Unit 5 (Eastlake) and partition of the parties' interests in Eastlake through a sale and division of the proceeds. The arbitration demand alleged, among other things, the improper allocation by CEI of fuel and related costs; the mismanagement of the administration of the Saginaw coal contract in connection with the closing of the Saginaw mine, which historically supplied coal to Eastlake; and the concealment by CEI of material information. CEI also seeks monetary damages from Duquesne for alleged unpaid joint costs in connection with the operation of Eastlake. Duquesne removed the action to the United States District Court for the Northern District of Ohio, Eastern Division, where it is now pending. Pursuant to the agreement regarding the power station exchange between Duquesne and FirstEnergy, the parties have jointly sought and received a court order staying all proceedings pending the closing of the exchange. (See "Power Station Exchange" discussion on page 23.)

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

     On March 11, 1999, the Third Circuit vacated the October 28 denial of a preliminary injunction. The Third Circuit remanded the case to the District Court for further proceedings to address certain issues, including whether AYE could demonstrate a reasonable likelihood of success on the merits, before determining whether any injunctive relief is warranted. On March 12, 1999, AYE filed a motion for a temporary restraining order with the district court, and a hearing was held that same day. On March 16, 1999, AYE and DQE entered into a consent agreement, which was approved by the district court on March 18. Pursuant to the consent agreement, AYE and DQE have agreed, among other things, that pending the consolidated hearing on AYE's application for a preliminary injunction and/or an expedited trial on the merits, both parties will give each other 10 business days' notice before taking or omitting to take any action which would prevent the merger from qualifying for "pooling of interests" accounting treatment. This would not prevent either party from entering into any agreement, but would require the 10 business days' notice prior to closing any transaction which prevents pooling. The consent agreement shall terminate on September 16, 1999, unless earlier terminated or extended by mutual agreement or an order of the district court. On March 25, 1999, DQE petitioned the Third Circuit for rehearing; this petition was denied on June 14, 1999. On June 1, 1999, AYE informed the PUC that, given the procedural posture of the merger litigation, it would seek a Federal court order enjoining the closing of the power station exchange with FirstEnergy because, in its view, such a closing would prevent the merger from qualifying for "pooling of interests" accounting.

     DQE continues to believe that AYE's claim is entirely without merit in light of the $1 billion disallowance of its stranded costs, which constituted a material adverse effect under the merger agreement and entitled DQE to terminate it as of October 5, 1998. DQE will continue to defend itself vigorously against AYE's claims and intends to pursue a prompt resolution of the litigation. The ultimate outcome of this suit cannot be determined at this time. DQE's motion for summary judgment, originally filed December 18, 1998, remains pending.

Item 6.  Exhibits and Reports on Form 8-K.

a.   Exhibits:

     EXHIBIT 3.1 - Restated Articles of Duquesne Light Company, as currently in effect.

     EXHIBIT 3.2 - By-Laws of Duquesne Light Company, as amended through
                   June 29, 1999, and currently in effect.

     EXHIBIT 12.1 - Calculation of Ratio of Earnings to Fixed Charges

     EXHIBIT 27.1 - Financial Data Schedule

b. No Reports on Form 8-K were filed during the fiscal quarter ended June 30, 1999.

                         ______________________________

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant identified below has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Duquesne Light Company
                                          ------------------------------
                                                   (Registrant)



Date      August 13, 1999                      /s/ Gary L. Schwass
          ---------------                 ------------------------------
                                                    (Signature)
                                                  Gary L. Schwass
                                             Senior Vice President and
                                              Chief Financial Officer



Date      August 13, 1999                      /s/ James E. Wilson
          ---------------                 ------------------------------
                                                    (Signature)
                                                  James E. Wilson
                                                    Controller
                                          (Principal Accounting Officer)