Form 10-Q
period 1999-09-30
DUQUESNE LIGHT CO
filed 1999-11-15
CIK 30573

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended   September 30, 1999
                                    ----------------------

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

DQE, Inc. is the holder of all shares of common stock, $1 par value, of Duquesne Light Company consisting of 10 shares as of September 30, 1999 and October 31, 1999.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                            DUQUESNE LIGHT COMPANY
                  CONDENSED STATEMENT OF CONSOLIDATED INCOME
                            (Thousands of Dollars)
                                 (Unaudited)

                                                     Three Months Ended                           Nine Months Ended
                                                        September 30,                               September 30,
                                                  -----------------------------              --------------------------------
                                                     1999               1998                    1999                 1998
                                                  ----------         ----------              -----------         ------------
Operating Revenues
  Sales of Electricity:
    Customers - net                             $    296,043       $    303,971            $     790,410       $     841,811
    Utilities                                         27,283             10,722                   56,414              24,764
                                                ------------       ------------            -------------       -------------
  Total Sales of Electricity                         323,326            314,693                  846,824             866,575
  Other                                               12,839             13,328                   45,328              33,936
                                                ------------       ------------            -------------       -------------
    Total Operating Revenues                         336,165            328,021                  892,152             900,511
                                                ------------       ------------            -------------       -------------

Operating Expenses
  Fuel and purchased power                            84,341             85,335                  180,921             216,443
  Other operating                                     65,373             67,760                  187,363             193,502
  Maintenance                                         18,425             23,321                   62,196              59,273
  Depreciation and amortization                       60,779             35,163                  160,677             146,947
  Taxes other than income taxes                       23,830             21,174                   68,068              60,102
  Income taxes                                        18,181             30,743                   53,432              68,570
                                                ------------       ------------            -------------       -------------
    Total Operating Expenses                         270,929            263,496                  712,657             744,837
                                                ------------       ------------            -------------       -------------

OPERATING INCOME                                      65,236             64,525                  179,495             155,674
                                                ------------       ------------            -------------       -------------

Other Income and Deductions                            4,465              6,907                   18,085              26,579

Income Before Interest and Other Charges
    and Extraordinary Item                            69,701             71,432                  197,580             182,253

Interest Charges                                      29,520             20,048                   86,674              60,583

Monthly Income Preferred Securities
    Dividend Requirements                              3,141              3,141                    9,422               9,422
                                                ------------       ------------            -------------       -------------
INCOME Before Extraordinary Item                      37,040             48,243                  101,484             112,248

Extraordinary Item (Net of Tax)                           --                 --                       --             (82,548)
                                                ------------       ------------            -------------       -------------
NET INCOME After Extraordinary Item             $     37,040       $     48,243            $     101,484       $      29,700
                                                ============       ============            =============       =============
DIVIDENDS ON PREFERRED AND
  PREFERENCE STOCK                                     1,036                994                    3,016               2,983
                                                ------------       ------------            -------------       -------------
EARNINGS (LOSS) FOR COMMON STOCK
   Before Extraordinary Item                    $     36,004       $     47,249            $      98,468       $     109,265
                                                ============       ============            =============       =============
EARNINGS (LOSS) FOR COMMON STOCK
   After Extraordinary Item                     $     36,004       $     47,249            $      98,468       $      26,717
                                                ============       ============            =============       =============

See notes to condensed consolidated financial statements.

                            DUQUESNE LIGHT COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEET
                            (Thousands of Dollars)
                                  (Unaudited)

                                                                    September 30,                December 31,
                                                                         1999                        1998
                                                                 --------------------        --------------------
ASSETS
Property, plant and equipment                                       $      4,535,482            $      4,589,140
Less:  Accumulated depreciation and amortization                          (3,111,266)                 (3,141,841)
                                                                    ----------------            ----------------
  Property, plant and equipment - net                                      1,424,216                   1,447,299
                                                                    ----------------            ----------------
Long-term investments                                                        178,595                     202,256
                                                                    ----------------            ----------------
Current assets:
  Cash and temporary cash investments                                         19,508                      53,151
  Receivables                                                                 86,982                     125,956
  Other current assets, principally material and supplies                    159,512                      92,119
                                                                    ----------------            ----------------
    Total current assets                                                     266,002                     271,226
                                                                    ----------------            ----------------
Other non-current assets:
  Transition costs                                                         1,977,305                   2,132,980
  Regulatory assets                                                           61,031                      64,568
  Other                                                                       77,955                      56,799
                                                                    ----------------            ----------------
    Total other non-current assets                                         2,116,291                   2,254,347
                                                                    ----------------            ----------------
        TOTAL ASSETS                                                $      3,985,104            $      4,175,128
                                                                    ================            ================
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock - $1 par value (shares - 90,000,000
    authorized; 10 issued)                                          $             --            $             --
  Capital surplus                                                            746,462                     813,528
  Retained earnings                                                           18,431                      27,646
  Accumulated other comprehensive income                                      20,440                      27,326
                                                                    ----------------            ----------------
    Total common stockholder's equity                                        785,333                     868,500
                                                                    ----------------            ----------------
   Preferred and preference stock                                            229,237                     227,782
                                                                    ----------------            ----------------
  Long-term debt                                                           1,060,530                   1,160,348
                                                                    ----------------            ----------------
    Total capitalization                                                   2,075,100                   2,256,630
                                                                    ----------------            ----------------
Obligations under capital leases                                              16,937                      36,596
                                                                    ----------------            ----------------
Current liabilities:
  Notes payable and current maturities                                       211,664                      96,137
  Other current liabilities                                                  213,351                     268,141
                                                                    ----------------            ----------------
    Total current liabilities                                                425,015                     364,278
                                                                    ----------------            ----------------
Deferred income taxes - net                                                  566,645                     610,272
                                                                    ----------------            ----------------
Deferred income                                                              102,935                     117,508
                                                                    ----------------            ----------------
Beaver Valley lease liability                                                475,570                     475,570
                                                                    ----------------            ----------------
Other non-current liabilities                                                322,902                     314,274
                                                                    ----------------            ----------------
Commitments and contingencies (Note 4)
                                                                    ----------------            ----------------
        TOTAL CAPITALIZATION AND LIABILITIES                        $      3,985,104            $      4,175,128
                                                                    ================            ================

See notes to condensed consolidated financial statements.

                            DUQUESNE LIGHT COMPANY
                CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                            (Thousands of Dollars)
                                  (Unaudited)

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                      ----------------------------------------
                                                                          1999                       1998
                                                                      -------------              -------------
Cash Flows From Operating Activities
  Operations                                                        $      257,328             $      318,375
  Purchase of nuclear fuel                                                 (40,109)                        --
  Changes in working capital other than cash                                17,073                    (65,862)
  Increase in ECR                                                               --                    (19,219)
  Other                                                                     (1,115)                     2,886
                                                                    --------------             --------------
    Net Cash Provided By Operating Activities                              233,177                    236,180
                                                                    --------------             --------------
Cash Flows From Investing Activities
  Construction expenditures                                                (57,954)                   (69,050)
  Long-term investments                                                     (4,022)                   (25,497)
  Other                                                                    (20,873)                       161
                                                                    --------------             --------------
    Net Cash Used in Investing Activities                                  (82,849)                   (94,386)
                                                                    --------------             --------------
Cash Flows From Financing Activities
  Dividends on capital stock                                              (179,633)                   (94,672)
  Reductions of long-term obligations - net                                (70,946)                   (36,732)
  Increase in notes payable                                                 66,000                         --
  Other                                                                        608                     (7,064)
                                                                    --------------             --------------
  Net Cash Used in Financing Activities                                   (183,971)                  (138,468)
                                                                    --------------             --------------

Net (decrease) increase in cash and temporary cash investments             (33,643)                     3,326
Cash and temporary cash investments at beginning of period                  53,151                    165,169
                                                                    --------------             --------------
Cash and temporary cash investments at end of period                $       19,508             $      168,495
                                                                    ==============             ==============

Non-Cash Investing and Financing Activities
  Capital lease obligations recorded                                $        6,470             $        5,011
                                                                    ==============             ==============

See notes to condensed consolidated financial statements.

                            Duquesne Light Company
                STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
                            (Thousands of Dollars)
                                  (Unaudited)

                                                          Three Months Ended                      Nine Months Ended
                                                             September 30,                          September 30,
                                                        1999               1998                1999               1998
                                                     -----------        ----------          -----------        ----------
NET INCOME AFTER EXTRAORDINARY ITEM                $     37,040      $      48,243        $    101,484      $      29,700

Other Comprehensive Income (Loss):
  Unrealized holding (losses) gains
     net of tax of $(1,710), $1,328, $(3,908)
     and $2,341, respectively                            (2,383)             1,873              (5,483)             3,301
  Less:  reclassification adjustment for
     gains included in net income, net of
     tax of $0, $0, $756 and $0, respectively                --                 --              (1,404)                --
                                                   ------------       ------------        ------------       ------------
        Total Other Comprehensive (Loss) Income          (2,383)             1,873              (6,887)             3,301
                                                   ------------       ------------        ------------       ------------
Comprehensive Income                               $     34,657      $      50,116        $     94,597      $      33,001
                                                   ============       ============        ============       ============

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

     Duquesne plans to divest itself of its generation assets through the pending exchange of certain power station assets with FirstEnergy Corporation (FirstEnergy), and the pending sale of generation assets to Orion Power Holdings, Inc. (Orion). Final agreements governing the sale to Orion must be approved by various regulatory agencies, including the Pennsylvania Public Utility Commission (PUC). Duquesne currently expects these transactions to close in December 1999 and the second quarter of 2000, respectively. (See "Rate Matters," Note 2, on page 7.)

     The condensed consolidated financial statements include the accounts of Duquesne and its wholly owned subsidiary. All material intercompany balances and transactions have been eliminated in the preparation of the condensed consolidated financial statements.

     In the opinion of management, the unaudited condensed consolidated financial statements included in this report reflect all adjustments that are necessary for a fair presentation of the results of interim periods and are normal, recurring adjustments. Prior periods have been reclassified to conform with current accounting presentations.

     These statements should be read with the financial statements and notes included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended December 31, 1998. The results of operations for the three and nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may also be affected by the estimates and assumptions management is required to make. Actual results could differ from those estimates.

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

     As a result of the PUC's May 29, 1998, final order regarding Duquesne's restructuring plan under the Customer Choice Act (see "Rate Matters," Note 2, on page 7), the electricity generation portion of Duquesne's business does not meet the criteria of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71). Accordingly, fixed assets related to the generation portion of Duquesne's business are evaluated in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS No. 121). Pursuant to the PUC's final restructuring order, certain of Duquesne's generation-related regulatory assets are being recovered through a competitive transition charge (CTC) collected in connection with providing transmission and distribution services (the electricity delivery business segment), and have been reclassified accordingly. Additionally, pursuant to the PUC's final restructuring order, Duquesne is recovering its above-market investment in generation assets through the CTC, subject to receipt of the proceeds from the generation asset auction. The electricity delivery business segment continues to meet SFAS No. 71 criteria and accordingly reflects regulatory assets and liabilities consistent with cost-based ratemaking regulations. The regulatory assets represent probable future revenue to Duquesne, because provisions for these costs are currently included, or are expected to be included, in charges to electric utility customers through the ratemaking process. (See "Rate Matters," Note 2, on page 7.)

     Through the Energy Cost Rate Adjustment Clause (ECR), Duquesne previously recovered (to the extent that such amounts were not included in base rates) nuclear fuel, fossil fuel and purchased power expenses. Also through the ECR, Duquesne passed to its customers the profits from short-term power sales to other utilities (collectively, ECR energy costs). As a consequence of the PUC's final order regarding Duquesne's restructuring plan (see "Rate Matters," Note 2, on page 7), such costs are no longer recoverable through the ECR. Instead, effective May 29, 1998 (the date of the PUC's final restructuring order), such costs are expensed as incurred and thus impact net income. (See "Restructuring Plan" discussion, Note 2, on page 8.)

     Duquesne's long-term investments include assets of nuclear decommissioning trusts and marketable securities accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These investments are classified as available-for-sale and are stated at market value. The amounts of unrealized holding gains related to marketable securities were $34.9 million ($20.4 million, net of tax) at September 30, 1999, and $46.5 million ($27.3 million, net of tax) at December 31, 1998. (See "Power Station Exchange" discussion, Note 2, on page 8.)

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

Phase-In to Competition

     Currently 66 percent of customers are eligible to participate in customer choice (including customers covered by the pilot program); all customers will have customer choice in January 2000. As of September 30, 1999, approximately 17 percent of Duquesne's customers had chosen alternative generation suppliers, representing approximately 22 percent of Duquesne's non-coincident peak load. Customers that have chosen an electricity generation supplier other than Duquesne pay that supplier for generation charges, and pay Duquesne the CTC (discussed below) and charges for transmission and distribution. Customers that continue to buy their generation from Duquesne pay for their service at current regulated tariff rates divided into generation, transmission and distribution charges, and the CTC. Under the Customer Choice Act, an electric distribution company, such as Duquesne, remains a regulated utility and may only offer PUC-approved rates, including generation rates. Also under the Customer Choice Act, electricity delivery (including transmission, distribution and customer service) remains regulated in substantially the same manner as under historical regulation.

     In an effort to "jumpstart" competition, Duquesne had made 600 megawatts
(MW) of power available through the first six months of 1999 to licensed electric generation suppliers, to be used to supply electricity to Duquesne's customers who had chosen alternative generation suppliers.

Rate Cap

     An overall four-and-one-half-year rate cap from January 1, 1997, was originally imposed on the transmission and distribution charges of Pennsylvania electric utility companies under the Customer Choice Act. As part of a settlement regarding recovery of deferred fuel costs (discussed below), Duquesne has agreed to extend this rate cap for an additional six months through the end of 2001. Additionally, electric utility companies may not increase the generation price component of rates as long as transition costs are being recovered, with certain exceptions.

Restructuring Plan

     In its May 29, 1998, final restructuring order, the PUC determined that Duquesne should recover most of the above-market costs of the generation assets, including plant and regulatory assets through the collection of the CTC from electric utility customers. The $1.49 billion, net of tax, of transition costs was originally to be recovered over a seven-year period ending in 2005. However, by applying expected net proceeds of the generation asset auction (discussed below) to reduce transition costs, Duquesne currently anticipates early termination of the CTC collection period in 2001 for most major rate classes. In addition, the transition costs as reflected on the consolidated balance sheet are being amortized over the same period that the CTC revenues are being recognized. Duquesne is allowed to earn an 11 percent pre-tax return on the unrecovered, net of tax balance of transition costs, as adjusted following the generation asset auction.

     As part of its restructuring plan filing, Duquesne requested recovery of $11.5 million ($6.7 million, net of tax) through the CTC for energy costs previously deferred under the ECR. Recovery of this amount was approved in the PUC's final restructuring order. Duquesne also requested recovery of an additional $31.2 million ($18.2 million, net of tax) in deferred fuel costs. On December 18, 1998, the PUC denied recovery of this additional amount. Duquesne appealed the PUC's denial of recovery to the Pennsylvania Commonwealth Court. On October 26, 1999, Duquesne and the Pennsylvania Office of the Consumer Advocate reached a settlement on this issue which would permit recovery of the entire $42.7 million ($24.9 million, net of tax) in deferred fuel costs. The PUC's decision on this settlement is pending.

     Auction Plan. On December 18, 1998, the PUC approved Duquesne's auction plan, including a purchased power agreement covering Duquesne's obligations for its provider of last resort service, as well as an agreement in principle to exchange certain generation assets with FirstEnergy. On September 24, 1999, Duquesne and the winning auction bidder, Orion, entered into definitive agreements pursuant to which Orion will purchase Duquesne's wholly owned Cheswick, Elrama, Phillips and Brunot Island power stations, and the stations to be received from FirstEnergy in the power station exchange described below, for approximately $1.71 billion. Under the purchased power agreement, Orion will supply all of the electric energy requirements for Duquesne's customers who have not chosen an alternative generation supplier (provider of last resort services). This arrangement, which expires upon Duquesne's final collection of the CTC, effectively transfers to Orion all of the financial risks and rewards associated with electricity supply. The purchase must be approved by various regulatory agencies, including the PUC, the FERC, and the Federal Trade Commission. Duquesne currently expects the sale to close in the second quarter of 2000. Although Duquesne expects to apply the net auction proceeds to reduce transition costs, until the divestiture is complete, Duquesne has been ordered to use an interim CTC and price to compare for each rate class based on the methodology approved in its pilot program (on average, approximately 2.9 cents per kilowatt hour (KWH) for the CTC and approximately 3.8 cents per KWH for the price to compare).

     Power Station Exchange. Pursuant to the definitive agreements entered into on March 25, 1999, Duquesne and FirstEnergy will exchange ownership interests in certain power stations. Duquesne will receive 100 percent ownership rights in three fossil-fired power plants located in Avon Lake and Niles, Ohio and New Castle, Pennsylvania (totaling approximately 1,300 MW), which Duquesne plans to sell as part of the auction of generation assets. FirstEnergy will acquire Duquesne's interests in Beaver Valley Unit 1 (BV Unit 1), Beaver Valley Unit 2 (BV Unit 2), Perry Unit 1, Sammis Unit 7, Eastlake Unit 5 and Bruce Mansfield Units 1, 2 and 3 (totaling approximately 1,400 MW). In connection with the power station exchange, Duquesne anticipates terminating the BV Unit 2 lease in the fourth quarter of 1999. (See "Financing" discussion on page 21.) Pursuant to the December 18, 1998, PUC order and subject to final approval, the proceeds from the sale to Orion of the power stations received in the exchange will be used to offset the transition costs associated with Duquesne's currently-held generation assets and costs associated with completing the exchange. Benefits of this exchange include the resolution of all joint ownership issues, and other ongoing risks and costs associated with the jointly-owned units. The Federal Trade Commission approved the exchange on June 30, 1999. The PUC approved the definitive exchange agreement on July 15, 1999, having found the exchange to be in the public interest. On September 15, 1999, the FERC approved the exchange. On September 30, 1999, the NRC approved the transfer of the BV Unit 1 and BV Unit 2 operating licenses, as well as Duquesne's ownership interest in Perry, to FirstEnergy. The Public Utilities Commission of Ohio approved the exchange agreement on October 28, 1999. The power station exchange is expected to occur in December 1999. (See "Legal Proceedings" on page 27.)

Termination of the AYE Merger

     On October 5, 1998, DQE announced its unilateral termination of the merger agreement with Allegheny Energy, Inc. (AYE). DQE believes that AYE suffered a material adverse effect as a result of the PUC's final restructuring order regarding AYE's utility subsidiary, West Penn Power Company. AYE filed suit in the United States District Court for the Western District of Pennsylvania, seeking to compel DQE to proceed with the merger and seeking a temporary restraining order and preliminary injunction to prevent DQE from certain actions pending a trial, or in the alternative seeking an unspecified amount of money damages. Trial was held from October 20 through 28, 1999. Post-trial pleadings were filed November 10, 1999, and closing arguments are scheduled for November 23, 1999. Duquesne expects the judge's decision prior to the scheduled closing of the power station exchange in December. (See "Legal Proceedings" on page 27.)

     In a letter dated February 24, 1999, the PUC informed DQE that the merger application was deemed withdrawn and the docket was closed.


3.   RECEIVABLES

     Components of receivables for the periods indicated are as follows:

                                                        September 30,     September 30,    December 31,
                                                             1999             1998             1998
                                                               (Amounts in Thousands of Dollars)
--------------------------------------------------------------------------------------------------------
Electric customer accounts receivable                         $ 97,005         $ 99,608         $ 87,262
Other utility receivables                                       27,733           28,306           25,412
Other receivables                                               21,764           29,430           22,419
Less:  Allowance for uncollectible accounts                     (9,520)         (15,281)          (9,137)
--------------------------------------------------------------------------------------------------------
Receivables less allowance for  uncollectible accounts         136,982          142,063          125,956
Less:  Receivables sold                                        (50,000)              --               --
========================================================================================================
     Total Receivables                                        $ 86,982         $142,063         $125,956
========================================================================================================

     Duquesne and an unaffiliated corporation have an agreement that entitles Duquesne to sell and the corporation to purchase, on an ongoing basis, up to $50 million of accounts receivable. The accounts receivable sales agreement, the expiration of which has been extended until February 2000, is one of many sources of funds available to Duquesne. Duquesne currently anticipates further extending the agreement or replacing it with a similar arrangement upon expiration. At September 30, 1999, Duquesne had sold $50 million of receivables. At September 30 and December 31, 1998, Duquesne had not sold any receivables.

4.   COMMITMENTS AND CONTINGENCIES

     Duquesne anticipates divesting itself of its generation assets through the power station exchange with FirstEnergy in December 1999, and the sale to Orion in the second quarter of 2000 and, depending on the regulatory approvals of the final agreements regarding the divestiture, expects certain obligations related to the divested assets will be transferred to the future owners. (See "Restructuring Plan" discussion, Note 2, on page 8.)

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

     Nuclear Decommissioning. As part of the power station exchange, FirstEnergy has agreed to assume the decommissioning liability for each of the nuclear plants in exchange for the balance in the decommissioning trust funds described below, plus the decommissioning costs to be collected through the CTC, as approved by the PUC. Duquesne expects BV Unit 1, BV Unit 2 and Perry Unit 1 will be decommissioned no earlier than the expiration of each plant's operating license in 2016, 2027 and 2026, respectively. At the end of its operating life, BV Unit 1 may be placed in safe storage until BV Unit 2 is ready to be decommissioned, at which time the units may be decommissioned together.

     Based on site-specific studies conducted in 1997 for BV Unit 1 and BV Unit 2, and a 1997 update of the 1994 study for Perry Unit 1, Duquesne's approximate share of the total estimated decommissioning costs, including removal and decontamination costs, would be $170 million, $55 million and $90 million, respectively. The amount currently used to determine Duquesne's cost of service related to decommissioning all three nuclear units is $224 million. Funding for nuclear decommissioning costs is deposited in external, segregated trust accounts and invested in a portfolio of corporate common stock and debt securities, municipal bonds, certificates of deposit and United States government securities. The market value of the aggregate trust fund balances at September 30, 1999, totaled approximately $69.8 million.

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

     Duquesne has undertaken certain measures, such as increased inspections, water chemistry control and tube plugging, to minimize the operational impact of and reduce susceptibility to ODSCC. Although Duquesne has taken these steps to allay the effects of ODSCC, the inherent potential for future ODSCC in steam generator tubes of the Westinghouse design still exists. Material acceleration in the rate of ODSCC could lead to a loss of plant efficiency, significant repairs or the possible replacement of the BV Unit 1 steam generators. The total replacement cost of the BV Unit 1 steam generators is currently estimated at $125 million. Based on its current ownership interest in BV Unit 1, Duquesne would be responsible for $59 million of this total, which includes the cost of equipment removal and replacement steam generators, but excludes replacement power costs. The earliest that the BV Unit 1 steam generators could be replaced during a currently scheduled refueling outage is the spring of 2003.

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

     In early 1997, Duquesne joined 35 other electric utilities and 46 states, state agencies and regulatory commissions in filing suit in the United States Court of Appeals for the District of Columbia Circuit against the DOE. The parties requested the court to suspend the utilities' payments into the Nuclear Waste Fund and to place future payments into an escrow account until the DOE fulfills its obligation to accept spent nuclear fuel. The DOE had requested that the court delay litigation while it pursued alternative dispute resolution under the terms of its contracts with the utilities. The court ruling, issued November 14, 1997, and affirmed on rehearing May 5, 1998, denied the relief requested by the utilities and states and permitted the DOE to pursue alternative dispute resolution, but prohibited the DOE from using its lack of a spent fuel repository as a defense. The United States Supreme Court declined to review the decision. The utilities' remaining remedies are to sue the DOE in federal court for money damages caused by the DOE's delay in fulfilling its obligations, or to pursue an equitable contract adjustment before the DOE contracting officer. Duquesne has elected not to participate in further litigation regarding this matter. Pursuant to the power station exchange, FirstEnergy will assume responsibility for disposal of the spent fuel.

     Uranium Enrichment Obligations. Nuclear reactor licensees in the United States are assessed annually for the decontamination and decommissioning of DOE uranium enrichment facilities. Assessments are based on the amount of uranium a utility had processed for enrichment prior to enactment of the National Energy Policy Act of 1992, and are to be paid by such utilities over a 15-year period. At September 30, 1999, Duquesne's liability for contributions is being recovered through the CTC as part of transition costs.

Guarantees

     Duquesne and the other owners of Bruce Mansfield Power Station (Bruce Mansfield) have guaranteed certain debt and lease obligations related to a coal supply contract for Bruce Mansfield. At September 30, 1999, Duquesne's share of these guarantees was $4.5 million. These guarantees expire in January 2000.

Environmental Matters

     Various Federal and state authorities regulate Duquesne with respect to air and water quality and other environmental matters. Duquesne believes it is in current compliance with all material applicable environmental regulations.

     On November 3, 1999, the Environmental Protection Agency and the Department of Justice filed suit against seven electric utility companies, including FirstEnergy. The suit alleges that the companies made illegal modifications to certain power plants, including Sammis, which is operated by FirstEnergy. Although not a party to the suit, Duquesne is currently a partial owner of Sammis Unit 7 (one of the interests to be acquired by FirstEnergy in the power station exchange). The ultimate outcome of this suit, and any potential impact it may have on Duquesne, cannot be determined at this time.

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


5.   BUSINESS SEGMENTS AND RELATED INFORMATION

     Historically, Duquesne has been treated as a single integrated business segment due to its regulated operating environment. The PUC authorized a combined rate for supplying and delivering electricity to customers which was cost-based and was designed to recover Duquesne's operating expenses and investment in electric utility assets and to provide a return on the investment. As a result of the Customer Choice Act, generation of electricity is deregulated and charged at a separate rate from the delivery of electricity beginning in 1999. For the purposes of complying with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), Duquesne is required to disclose information about its business segments separately. Accordingly, Duquesne has used the PUC-approved separate rates for 1999 to develop the financial information of the business segments for the three and nine months ended September 30, 1998 (or as of December 31, 1998, with respect to assets).

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

     Financial data for business segments is provided as follows:

Business Segments for the Three Months Ended
-----------------------------------------------------------------------------

September 30, 1999                                        (Thousands of Dollars)
-----------------------------------------------------------------------------------------------------------
                                Electricity       Electricity                       All
                                 Delivery          Generation          CTC         Other       Consolidated
                              ------------------------------------------------------------------------------
Operating revenues           $       95,848   $        129,742   $    107,840  $    2,735   $       336,165
Operating expenses                   53,467            125,606         23,466       7,611           210,150
Depreciation and
     amortization expense             7,670              2,176         46,075       4,858            60,779
-----------------------------------------------------------------------------------------------------------
      Operating income (loss)        34,711              1,960         38,299      (9,734)           65,236
Other income (loss)                  (1,653)            (1,767)            --       7,885             4,465
Interest and other charges            9,065             11,772         11,908         952            33,697
-----------------------------------------------------------------------------------------------------------
     Earnings (loss) for
          common stock       $       23,993   $        (11,579)  $     26,391  $   (2,801)  $        36,004
===========================================================================================================
 Assets                      $    1,297,693   $        561,111   $  1,977,305  $  148,995   $     3,985,104
===========================================================================================================
 Capital expenditures        $       10,446   $          6,748   $         --  $       --   $        17,194
===========================================================================================================




September 30, 1998                                                (Thousands of Dollars)
------------------------------------------------------------------------------------------------------------
                                              Electricity       Electricity      All Other
                                               Delivery         Generation                      Consolidated
                                           -----------------------------------------------------------------
Operating revenues                         $        89,250   $       237,724   $     1,047    $      328,021
Operating expenses                                  50,954           176,325         1,054           228,333
Depreciation and
     amortization expense                           14,088            21,075            --            35,163
------------------------------------------------------------------------------------------------------------
     Operating income (loss)                        24,208            40,324            (7)           64,525
Other income                                           829             1,955         4,123             6,907
Interest and other charges                           9,332            14,506           345            24,183
------------------------------------------------------------------------------------------------------------
     Earnings (loss) for common stock      $        15,705   $        27,773   $     3,771    $       47,249
============================================================================================================
 Assets(1)                                 $     1,314,266   $     2,711,533   $   149,329    $    4,175,128
============================================================================================================
 Capital expenditures                      $        21,509   $        12,920   $        --    $       34,429
============================================================================================================

(1)  Relates to assets as of December 31, 1998.

Business Segments for the Nine Months Ended
-----------------------------------------------------------------------------

September 30, 1999                                       (Thousands of Dollars)
----------------------------------------------------------------------------------------------------------
                               Electricity       Electricity                       All
                                 Delivery         Generation          CTC         Other       Consolidated
                             -----------------------------------------------------------------------------
Operating revenues           $      259,246  $        339,155   $    290,244  $    3,507   $       892,152
Operating expenses                  145,724           326,108         71,167       8,981           551,980
Depreciation and
     amortization expense            42,597            12,084        101,138       4,858           160,677
----------------------------------------------------------------------------------------------------------
      Operating income (loss)        70,925               963        117,939     (10,332)          179,495
Other income                              6             2,208             --      15,871            18,085
Interest and other charges           27,108            35,294         35,623       1,087            99,112
----------------------------------------------------------------------------------------------------------
     Earnings (loss) for
          common stock       $       43,823  $        (32,123)  $     82,316  $    4,452   $        98,468
==========================================================================================================
Assets                       $    1,297,693  $        561,111   $  1,977,305  $  148,995   $     3,985,104
==========================================================================================================
Capital expenditures         $       39,090  $         18,864   $         --  $       --   $        57,954
==========================================================================================================




September 30, 1998                                                      (Thousands of Dollars)
-------------------------------------------------------------------------------------------------------------
                                              Electricity       Electricity       All Other
                                               Delivery          Generation                      Consolidated
                                           ------------------------------------------------------------------
Operating revenues                         $       244,547   $       654,620    $     1,344    $      900,511
Operating expenses                                 142,430           453,882          1,578           597,890
Depreciation and
     amortization expense                           38,593           108,354             --           146,947
-------------------------------------------------------------------------------------------------------------
     Operating income (loss)                        63,524            92,384           (234)          155,674
Other income                                         2,471             5,260         18,848            26,579
Interest and other charges                          28,364            44,086            538            72,988
-------------------------------------------------------------------------------------------------------------
     Earnings (loss) for common stock,
          before extraordinary item        $        37,631   $        53,558    $    18,076    $      109,265
     Extraordinary item, net of tax                     --           (82,548)            --           (82,548)
-------------------------------------------------------------------------------------------------------------
     Earnings (loss) for common stock,
          after extraordinary item         $        37,631   $       (28,990)   $    18,076    $       26,717
=============================================================================================================
Assets(1)                                  $     1,314,266   $     2,711,533    $   149,329    $    4,175,128
=============================================================================================================
Capital expenditures                       $        40,620   $        28,430    $        --    $       69,050
=============================================================================================================

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

     Duquesne plans to divest itself of its generation assets through the pending exchange of certain power station assets with FirstEnergy Corporation (FirstEnergy), and the pending sale of generation assets to Orion Power Holdings, Inc. (Orion). Final agreements governing the sale to Orion must be approved by various regulatory agencies, including the Pennsylvania Public Utility Commission (PUC). Duquesne currently expects these transactions to close in December 1999 and the second quarter of 2000, respectively. (See "Rate Matters" on page 22.)

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

Results of Operations
-------------------------------------------------------------------------------
Overall Performance

     In the second quarter of 1998, the PUC issued an order related to Duquesne's plan to recover its transition costs from electric utility customers. As a result of the order, Duquesne recorded an extraordinary charge against earnings of $82.5 million, or $1.06 per share of DQE common stock. The following discussion of results of operations excludes the impact of such charge.

     Comparison of Three Months Ended September 30, 1999, and September 30, 1998. Duquesne's earnings available for common stock were $36.0 million in the third quarter of 1999, a decrease of 23.8%. During the latter part of July 1999, a prolonged, wide-spread heat wave in the eastern half of the United States, combined with regional capacity constraints, resulted in unexpected net purchased power costs of approximately $24 million. As a result of these unprecedented purchased power prices, Duquesne's net revenues did not increase enough to offset the anticipated increased depreciation and amortization expense due to amortization of the CTC.

     Comparison of Nine Months Ended September 30, 1999, and September 30, 1998. Duquesne's earnings available for common stock were $98.5 million for the nine months ended September 30, 1999, a decrease of 9.9%. This decrease is attributable to the impact of the unprecedented July purchased power prices and increased depreciation and amortization expense due to amortization of the CTC.

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

     Beginning in 1999, Duquesne has three principal business segments (determined by products, services and regulatory environment): (1) the transmission and distribution by Duquesne of electricity (electricity delivery business segment), (2) the generation by Duquesne of electricity (electricity generation business segment), and (3) the collection of transition costs (CTC business segment). Duquesne has reported the results for 1999 by these business segments and an "all other" category. The all other category includes Duquesne investments in leasing and gas reserve transactions. However, as Duquesne was not yet collecting transition costs prior to 1999, the 1998 results are reported by the electricity delivery and electricity generation business segments. (Additional information regarding Duquesne's business segments is set forth in "Business Segments and Related Information," Note 5 to the condensed consolidated financial statements on page 12.)

     In accordance with Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30), a segment of a company's business is reported as discontinued operations if a formal disposition plan has been approved and the disposition is expected within 12 months. Duquesne believes that its electricity generation business segment will meet the criteria of APB 30 for discontinued operations upon completion of the power station exchange with FirstEnergy. The allocation of certain costs to the electricity generation business segment under APB 30 will differ from those allocations presented in
Note 5, Business Segments and Related Information.

Electricity Delivery Business Segment

     Comparison of Three Months Ended September 30, 1999, and September 30, 1998. The electricity delivery business segment contributed $24.0 million to net income in the third quarter of 1999 compared to $15.7 million in the third quarter of 1998, an increase of 52.9 percent. Operating revenues for this business segment are primarily derived from Duquesne's delivery of electricity and services provided to electric generation suppliers.

     Sales to residential and commercial customers are influenced by weather conditions. Warmer summer and colder winter seasons lead to increased customer use of electricity for cooling and heating. Commercial sales are also affected by regional development. Sales to industrial customers are influenced by national and global economic conditions.

     Operating revenues increased by $6.6 million or 7.4 percent in the third quarter of 1999 due to a 5.5 percent increase in electricity usage by customers. The increased sales are driven primarily by the warm weather experienced in Duquesne's service territory in July. The following table sets forth KWH delivered to electric utility customers during the third quarter:

                                                          KWH Delivered
                                                          (In Millions)
                                               ---------------------------------
Three Months Ended September 30,                1999          1998        Change
--------------------------------------------------------------------------------
Residential                                    1,104.5       1,018.5       8.4 %
Commercial                                     1,720.8       1,664.8       3.4 %
Industrial                                       893.3         842.8       6.0 %
--------------------------------------------------------------------
     Sales to Electric Utility Customers       3,718.6       3,526.1       5.5 %
================================================================================

     Operating expenses for the electricity delivery business segment are primarily made up of costs to operate and maintain the transmission and distribution system; meter reading and billing costs; customer service; collection; allocated administrative expenses; income taxes; and non-income taxes, such as property and payroll taxes. Operating expenses increased $2.5 million or 4.9 percent in the third quarter of 1999.

     Depreciation and amortization expense decreased $6.4 million due to less amortization of a regulatory tax receivable and due to an adjustment recorded in the third quarter related to new depreciation rates resulting from a life service study effective January 1, 1999.

     Interest and other charges include interest on long-term debt, other interest and preferred stock dividends of Duquesne. In the third quarter of 1999, there was $0.3 million or 2.9 percent less in interest and other charges compared to the third quarter of 1998. The decrease was the result of the refinancing of long-term debt at lower interest rates and the maturity of approximately $75 million of long-term debt during 1998.

     Comparison of Nine Months Ended September 30, 1999, and September 30, 1998. The electricity delivery business segment contributed $43.8 million to net income in the first nine months of 1999 compared to $37.6 million in the first nine months of 1998, an increase of 16.5 percent.

     Operating revenues increased by $14.7 million or 6.0 percent in the first nine months of 1999, due to a 3.2 percent increase in electricity usage by customers. Sales to residential and commercial customers increased due to weather conditions, while industrial sales were relatively consistent between years. The following table sets forth KWH delivered to electric utility customers during the first nine months of 1999 and 1998:


                                                         KWH Delivered
                                                         (In Millions)
                                               --------------------------------
Nine Months Ended September 30,                  1999        1998        Change
-------------------------------------------------------------------------------
Residential                                     2,772.9     2,617.8       5.9 %
Commercial                                      4,618.5     4,478.7       3.1 %
Industrial                                      2,617.1     2,597.1       0.8 %
-------------------------------------------------------------------
     Sales to Electric Utility Customers       10,008.5     9,693.6       3.2 %
===============================================================================

     Operating expenses for the electricity delivery business segment increased $3.3 million or 2.3 percent in the first nine months of 1999, primarily due to the timing of non-recurring charges related to meter reading in both 1999 and 1998.

     Depreciation and amortization expense increased $4.0 million or 10.4 percent in the first nine months of 1999 due to additions to the plant and equipment.

     In the first nine months of 1999, there was $1.3 million or 4.4 percent less in interest and other charges compared to the first nine months of 1998. The decrease was the result of the refinancing of long-term debt at lower interest rates and the maturity of approximately $75 million of long-term debt during 1998.

Electricity Generation and CTC Business Segments

     Comparison of Three Months Ended September 30, 1999, and September 30, 1998. In the third quarter of 1999, the electricity generation and CTC business segments reported net income of $14.8 million compared to $27.8 million for the third quarter of 1998, a decrease of 46.8 percent.

     During 1998, five percent of Duquesne's electric utility customers participated in the customer choice pilot program under the Customer Choice Act, and purchased electricity from alternative generation suppliers. Beginning in 1999, up to 66 percent of Duquesne's electric utility customers are eligible to participate in customer choice. As of September 30, 1999, approximately 17 percent of Duquesne's customers are purchasing electricity from alternative generation suppliers.

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

     Operating revenues decreased by $0.1 million or 0.1 percent in the third quarter of 1999. The decrease in revenues can be attributed to a decrease in energy supplied to electric utility customers due to increased participation in customer choice, offset by an 80.1 percent increase in energy supplied to other utilities. As of September 30, 1999, 17.0 percent of residential non-coincident peak load, 31.0 percent of commercial load, and 9.8 percent of industrial load have selected alternative generation suppliers. The increase in energy supplied to other utilities is due to increased capacity available to sell as a result of participation in customer choice and improved generating station availability. The following table sets forth KWH supplied for customers who have not chosen an alternative generation supplier and sales to other utilities:


                                                          KWH Supplied
                                               ---------------------------------
                                                         (In Millions)
Three Months Ended September 30,                 1999         1998       Change
--------------------------------------------------------------------------------
Residential                                       911.9       956.5       (4.7)%
Commercial                                      1,241.7     1,575.4      (21.2)%
Industrial                                        866.9       827.0        4.8 %
-------------------------------------------------------------------
     Sales to Electric Utility Customers        3,020.5     3,358.9      (10.1)%
-------------------------------------------------------------------
Sales to Other Utilities                          919.1       510.2       80.1 %
-------------------------------------------------------------------
     Total Sales                                3,939.6     3,869.1        1.8 %
================================================================================

     Operating expenses for the electricity generation and CTC business segments are primarily made up of energy costs; costs to operate and maintain the power stations; allocated administrative expenses; and non-income taxes, such as property and payroll taxes.

     Fluctuations in energy costs generally result from changes in the cost of fuel, the mix between coal and nuclear generation, total KWH supplied, and generating station availability. Because of the ECR, changes in fuel and purchased power costs did not impact earnings for the first five months of 1998.

     Operating expenses decreased $27.3 million or 15.5 percent in the third quarter of 1999 as a result of the reclassification of the interest component of Beaver Valley lease costs to interest expense and decreased maintenance costs.

     In the third quarter of 1999, fuel and purchased power expense decreased by $1.0 million or 1.2 percent compared to the third quarter of 1998. During the third quarter of 1998, Duquesne's BV Units 1 and 2 were undergoing outages and the purchased power volumes were unusually large. The anticipated reduction in energy costs in 1999 did not occur due to power market conditions during late July. While purchased power volumes decreased substantially, unprecedented prices prevented a decline in costs.

     Depreciation and amortization expense includes the depreciation of the power stations' plant and equipment, accrued nuclear decommissioning costs and the amortization of transition costs. An increase of $27.2 million or 128.9 percent in the third quarter of 1999 was the result of amortization of transition costs. In 1999, Duquesne began to recover transition costs through an interim CTC. The total transition costs to be recovered was $1.49 billion, net of tax, over a seven-year period, as may be adjusted to account for the proceeds of the generation asset auction (see "Rate Matters" on page 22). Duquesne records amortization expense for transition costs reflected on the consolidated balance sheet over the same period as the CTC revenues are being recognized.

     Interest and other charges include interest on long-term debt, other interest and preferred stock dividends of Duquesne. In the third quarter of 1999 there was a $9.2 million or 63.2 percent increase in interest and other charges compared to the third quarter of 1998. The increase reflected the reclassification of the interest component of Beaver Valley lease costs to interest expense.

     Comparison of Nine Months Ended September 30, 1999, and September 30, 1998. In the first nine months of 1999, the electricity generation and CTC business segments reported net income of $50.2 million compared to $53.6 million for the first nine months of 1998, a decrease of 6.3 percent.

     Operating revenues decreased by $25.2 million or 3.9 percent in the first nine months of 1999. The decrease in revenues can be attributed to a decrease in energy supplied to electric utility customers due to increased participation in customer choice and the 1998 recognition of $23.3 million of revenues related to deferred energy costs. Partially offsetting this decrease was a 91.7 percent increase in energy supplied to other utilities in the first nine months of 1999, due to Duquesne's decision to make 600 MW available during the first six months of 1999 to licensed generation suppliers to stimulate competition, and increased capacity available to sell as a result of participation in customer choice. The following table sets forth KWH supplied for customers who have not chosen an alternative generation supplier and sales to other utilities:


                                                         KWH Supplied
                                               ---------------------------------
                                                         (In Millions)
Nine Months Ended September 30,                  1999         1998       Change
--------------------------------------------------------------------------------
Residential                                     2,368.6      2,470.1      (4.1)%
Commercial                                      3,381.1      4,241.0     (20.3)%
Industrial                                      2,527.0      2,555.9      (1.1)%
--------------------------------------------------------------------
     Sales to Electric Utility Customers        8,276.7      9,267.0     (10.7)%
--------------------------------------------------------------------
Sales to Other Utilities                        2,369.6      1,236.1      91.7 %
--------------------------------------------------------------------
     Total Sales                               10,646.3     10,503.1       1.4 %
================================================================================

     Operating expenses decreased $56.6 million or 12.5 percent in the first nine months of 1999 as a result of decreased energy costs and the reclassification of the interest component of Beaver Valley lease costs to interest expense.

     In the first nine months of 1999, fuel and purchased power expense decreased by $35.5 million or 16.4 percent compared to the first nine months of 1998, primarily a result of decreased purchased power volumes and a favorable power supply mix.

     An increase in depreciation and amortization expense of $4.9 million or 4.5 percent in the first nine months of 1999 was primarily the result of the amortization of transition costs. The total of transition costs to be recovered was $1.49 billion, net of tax, over a seven-year period, as may be adjusted to account for the proceeds of the generation asset auction (see "Rate Matters" on page 22). Duquesne records amortization expense for transition costs reflected on the consolidated balance sheet over the same period as the CTC revenues are being recognized.

     In the first nine months of 1999 there was a $26.8 million or 60.9 percent increase in interest and other charges compared to the first nine months of 1998. The increase primarily reflected the reclassification of the interest component of Beaver Valley lease costs to interest expense.

All Other

     Comparison of Three Months Ended September 30, 1999, and September 30, 1998. The all other category reported a $2.8 million loss in the third quarter of 1999 compared to $3.8 million of earnings in the third quarter of 1998. The decrease is primarily attributable to decreased investment income due to the disposition of certain of Duquesne's affordable housing investments.

     Comparison of Nine Months Ended September 30, 1999, and September 30, 1998. The all other category contributed $4.5 million to net income in the first nine months of 1999 compared to $18.1 million in the first nine months of 1998, a decrease of 75.4 percent. The decrease is primarily attributable to decreased investment income due to the disposition of certain of Duquesne's affordable housing investments and decreased interest income due to a smaller amount of cash available for investing.

Liquidity and Capital Resources
--------------------------------------------------------------------------------
Financing

     Duquesne expects to meet its current obligations and debt maturities through the year 2003 with funds generated from operations, through new financings and short-term borrowings, and through the proceeds from the sale of generation assets to Orion. At September 30, 1999, Duquesne was in compliance with all of its debt covenants.

     Mortgage bonds in the amount of $75 million matured in July 1999, and were retired using available cash and short term borrowings.

     As discussed previously, Duquesne has entered into an agreement to sell its generation assets to Orion for approximately $1.71 billion. Duquesne anticipates using the net proceeds from this sale (currently estimated to be $1.1 billion) to recapitalize Duquesne and for general corporate purposes.

     In connection with the power station exchange with FirstEnergy, Duquesne anticipates terminating the BV Unit 2 lease in the fourth quarter of 1999; the lease liability recorded on the consolidated balance sheet would be eliminated, however the underlying collateralized lease bonds ($370.7 million at September 30, 1999, and anticipated to be $359.2 million upon lease termination) would become obligations of Duquesne and be recorded on the consolidated balance sheet as debt. Duquesne anticipates redeeming the bonds on December 1, 2002 (the first redemption date), using funds generated from operations, the generation asset auction proceeds, the CTC, and/or through new financings. Duquesne would also pay approximately $230 million in termination costs, which Duquesne expects to recover through the proceeds of the generation asset auction and the CTC. (See "Power Station Exchange" discussion on page 23.)

     In connection with customer choice, Duquesne's customer revenues from operations will be reduced by an amount equal to the generation rate applicable to those customers choosing alternative generation suppliers (currently approximately 17 percent of customers). This reduction is expected to be offset by reduced cash requirements associated with supplying energy. A further impact on customer revenues is anticipated when the purchased power agreement with Orion takes effect, and all customers will be buying generation either directly from alternative suppliers or indirectly from Orion. An additional impact on customer revenues is expected to occur when the CTC has been fully collected, which is currently expected to occur in 2001 for most major rate classes. The foregoing statements are forward-looking regarding the impact on cash flows of customer choice and Duquesne's divestiture. Actual results could materially differ from those implied by such statements due to known and unknown risks and uncertainties, including, but not limited to, the timing of the receipt of sale proceeds. (See "Restructuring Plan" on page 23.)

     Duquesne and an unaffiliated corporation have an agreement that entitles Duquesne to sell, and the corporation to purchase, on an ongoing basis, up to $50 million of accounts receivable. Duquesne currently anticipates extending or replacing the accounts receivable sale arrangement upon its expiration, recently extended to February 2000. At September 30, 1999, Duquesne had sold $50 million of receivables.

     Duquesne maintains a $225 million revolving credit facility which expires in September 2000. Interest rates can, in accordance with the option selected at the time of the borrowing, be based on prime, Eurodollar or certificate of deposit rates. Facility fees are based on the amount of the commitments. The revolving credit facility contains a two-year repayment period for any amounts outstanding at the expiration of the revolving credit period. No amounts were outstanding at September 30, 1999.

     At September 30, 1999, Duquesne had $66 million of commercial paper borrowings outstanding. During the third quarter the maximum amount of such borrowings was $126 million, the average daily borrowings was $87.2 million and the weighted average daily interest rate was 5.34 percent.

Investing
--------------------------------------------------------------------------------
    Duquesne's long-term investments consist of Duquesne's holdings of DQE common stock, investments in affordable housing, lease investments, alternative energy investments and nuclear decommissioning trust funds. A total of $8 million was invested in nuclear decommissioning trust funds during each of the nine month periods ended September 30, 1999, and September 30, 1998.

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

Phase-In to Competition

     Currently 66 percent of customers are eligible to participate in customer choice (including customers covered by the pilot program); all customers will have customer choice in January 2000. As of September 30, 1999, approximately 17 percent of Duquesne's customers had chosen alternative generation suppliers, representing approximately 22 percent of Duquesne's non-coincident peak load. Customers that have chosen an electricity generation supplier other than Duquesne pay that supplier for generation charges, and pay Duquesne the CTC (discussed below) and charges for transmission and distribution. Customers that continue to buy their generation from Duquesne pay for their service at current regulated tariff rates divided into generation, transmission and distribution charges, and the CTC. Under the Customer Choice Act, an electric distribution company, such as Duquesne, remains a regulated utility and may only offer PUC-approved rates, including generation rates. Also under the Customer Choice Act, electricity delivery (including transmission, distribution and customer service) remains regulated in substantially the same manner as under historical regulation.

     In an effort to "jumpstart" competition, Duquesne had made 600 megawatts
(MW) of power available through the first six months of 1999 to licensed electric generation suppliers, to be used to supply electricity to Duquesne's customers who had chosen alternative generation suppliers.

Rate Cap

     An overall four-and-one-half-year rate cap from January 1, 1997, was originally imposed on the transmission and distribution charges of Pennsylvania electric utility companies under the Customer Choice Act. As part of a settlement regarding recovery of deferred fuel costs (discussed below), Duquesne has agreed to extend this rate cap for an additional six months through the end of

2001. Additionally, electric utility companies may not increase the generation price component of rates as long as transition costs are being recovered, with certain exceptions.

Restructuring Plan

    In its May 29, 1998, final restructuring order, the PUC determined that Duquesne should recover most of the above-market costs of the generation assets, including plant and regulatory assets through the collection of the CTC from electric utility customers. The $1.49 billion, net of tax, of transition costs was originally to be recovered over a seven-year period ending in 2005. However, by applying proceeds of the generation asset auction (discussed below) to reduce transition costs, Duquesne currently anticipates early termination of the CTC collection period in 2001 for most major rate classes. In addition, the transition costs as reflected on the consolidated balance sheet are being amortized over the same period that the CTC revenues are being recognized. Duquesne is allowed to earn an 11 percent pre-tax return on the unrecovered, net of tax balance of transition costs, as adjusted following the generation asset auction.

    As part of its restructuring plan filing, Duquesne requested recovery of $11.5 million ($6.7 million, net of tax) through the CTC for energy costs previously deferred under the ECR. Recovery of this amount was approved in the PUC's final restructuring order. Duquesne also requested recovery of an additional $31.2 million ($18.2 million, net of tax) in deferred fuel costs. On December 18, 1998, the PUC denied recovery of this additional amount. Duquesne appealed the PUC's denial of recovery to the Pennsylvania Commonwealth Court. On October 26, 1999, Duquesne and the Pennsylvania Office of the Consumer Advocate reached a settlement on this issue which would permit recovery of the entire
42.7 million ($24.9 million, net of tax) in deferred fuel costs. The PUC's decision on this settlement is pending.

    Auction Plan. On December 18, 1998, the PUC approved Duquesne's auction plan, including a purchased power agreement covering Duquesne's obligations for its provider of last resort service, as well as an agreement in principle to exchange certain generation assets with FirstEnergy. On September 24, 1999, Duquesne and the winning auction bidder, Orion, entered into definitive agreements pursuant to which Orion will purchase Duquesne's wholly owned Cheswick, Elrama, Phillips and Brunot Island power stations, and the stations to be received from FirstEnergy in the power station exchange described below, for approximately $1.71 billion. Under the purchased power agreement, Orion will supply all of the electric energy requirements for Duquesne's customers who have not chosen an alternative generation supplier (provider of last resort services). This arrangement, which expires upon Duquesne's final collection of the CTC, effectively transfers to Orion all of the financial risks and rewards associated with electricity supply. The purchase must be approved by various regulatory agencies, including the PUC, the FERC, and the Federal Trade Commission. Duquesne currently expects the sale to close in the second quarter of 2000. Although Duquesne expects to apply the net auction proceeds to reduce transition costs, until the divestiture is complete, Duquesne has been ordered to use an interim CTC and price to compare for each rate class based on the methodology approved in its pilot program (on average, approximately 2.9 cents per kilowatt hour (KWH) for the CTC and approximately 3.8 cents per KWH for the price to compare).

    Power Station Exchange. Pursuant to the definitive agreements entered into on March 25, 1999, Duquesne and FirstEnergy will exchange ownership interests in certain power stations. Duquesne will receive 100 percent ownership rights in three fossil-fired power plants located in Avon Lake and Niles, Ohio and New Castle, Pennsylvania (totaling approximately 1,300 MW), which Duquesne plans to sell as part of the auction of generation assets. FirstEnergy will acquire Duquesne's interests in Beaver Valley Unit 1 (BV Unit 1), Beaver Valley Unit 2 (BV Unit 2), Perry Unit 1, Sammis Unit 7, Eastlake Unit 5 and Bruce Mansfield Units 1, 2 and 3 (totaling approximately 1,400 MW). In connection with the power station exchange, Duquesne anticipates terminating the BV Unit 2 lease in the fourth quarter of 1999. (See "Financing," discussion on page 21.) Pursuant to the December 18, 1998, PUC order and subject to final approval, the proceeds from the sale to Orion of the power stations received in the exchange will be used to offset the transition costs associated with Duquesne's currently-held generation assets and costs associated with completing the exchange. Benefits of this exchange include the resolution of all joint ownership issues, and other ongoing risks and costs associated with the jointly-owned units. The Federal Trade Commission approved the exchange on June 30, 1999. The PUC approved the definitive exchange agreement on July 15, 1999, having found the exchange to be in the public interest. On September 15, 1999, the FERC approved the exchange. On September 30, 1999, the NRC approved the transfer of the BV Unit 1 and BV Unit 2 operating licenses, as well as Duquesne's ownership interest in Perry, to FirstEnergy. The Public Utilities Commission of Ohio approved the exchange agreement on October 28, 1999. The power station exchange is expected to occur in December 1999. (See "Legal Proceedings" on page 27.)

Termination of the AYE Merger

     On October 5, 1998, DQE announced its unilateral termination of the merger agreement with Allegheny Energy, Inc. (AYE). DQE believes that AYE suffered a material adverse effect as a result of the PUC's final restructuring order regarding AYE's utility subsidiary, West Penn Power Company. AYE filed suit in the United States District Court for the Western District of Pennsylvania, seeking to compel DQE to proceed with the merger and seeking a temporary restraining order and preliminary injunction to prevent DQE from certain actions pending a trial, or in the alternative seeking an unspecified amount of money damages. Trial was held from October 20 through 28, 1999. Post-trial pleadings were filed November 10, 1999, and closing arguments are scheduled for November 23, 1999. Duquesne expects the judge's decision prior to the scheduled closing of the power station exchange in December. (See "Legal Proceedings" on page 27.)

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

     Duquesne's Year 2000 program also addresses all of the its business critical systems, such as billings, processing orders, and various accounting and business management functions. These systems have been declared ready as of September 30, 1999. The Year 2000 team has focused on all three aspects of the issue: computer software and hardware systems used to support day-to-day operations; embedded microprocessors which are small electronic devices found in a wide range of equipment and devices (such as plant components, substation equipment, elevators, and heating and cooling systems); and potential related issues that may originate with third parties with whom Duquesne does business. To support the planning, organization and management of its efforts, the team has retained Year 2000 consultants.

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

     Remediation, the third step in the process, addressed the activities necessary to fix or replace those components that have Year 2000 issues that will adversely affect Duquesne's operations. Remediation of all mission critical systems was complete as of June 30, 1999. Of the more than 100,000 components which were inventoried, fewer than 5,000 displayed any Year 2000 issues, and fewer than 100 required any remediation. Remediation is in addition to previously planned improvements to Duquesne's systems with benefits beyond Year 2000 solutions, such as total system replacements discussed below.

     Testing and implementation, the final step, consists of placing renovated processes, systems, equipment, and other items into use within Duquesne's operations. Testing has been performed on all mission critical and business critical processes, whether or not remediation activities were involved in the process.

    Regulatory Review. Throughout the execution of its Year 2000 plan, Duquesne has been providing and will continue to provide information on its activities to regulatory agencies including the PUC, the NRC and the NERC. In addition to complying with all regulatory requirements (discussed below), Duquesne has undergone third party audits of mission critical systems. These independent assessments have confirmed that Duquesne's Year 2000 program appropriately addressed Year 2000 issues related to its systems and equipment.

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

     . NERC, which coordinates the interconnection of all utilities across the country, has been requested by the DOE to conduct a detailed review of the national electric power production and delivery infrastructure to ensure a reliable power supply during the Year 2000 transition period. Duquesne has provided monthly status reports to NERC. Duquesne's June 30, 1999, report confirmed the Year 2000 readiness of all its generation, transmission, and distribution systems. In addition, Duquesne participated in the industry-wide NERC communication drills, conducted on April 9 and September 9, 1999. All of Duquesne's communications exercised in these drills performed as expected.

     Risks and Contingency Plans. Duquesne currently believes that implementation of its plan will minimize the Year 2000 issues relating to its systems and equipment. Duquesne understands that many variables outside the control of Duquesne may have an adverse affect on the ability of Duquesne to perform its mission critical processes. Management believes that the most reasonably likely worst case scenario would be a temporary disruption of service to customers caused by potential disruptions in the operations of critical suppliers, such as telecommunications. In the event such a scenario occurs, it is not anticipated that Duquesne would incur a material adverse impact on its financial position or the consolidated results of operations.

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

     Costs.   The estimated total cost of implementing Duquesne's Year 2000 plan is approximately $49 million, which includes costs related to total system replacements (i.e., the Year 2000 solution comprises only a portion of the benefit resulting from such replacements). These costs to date, primarily incurred as a result of software and system changes and upgrades by Duquesne, have been approximately $43 million. Of this amount, approximately $35 million are capital costs attributable to the licensing and installation of new software for total system replacements. The remaining $8 million has been expensed as incurred. Funds for Duquesne's Year 2000 plan have come from Duquesne's operating and capital budgets. Approximately $4 million of the amount expensed has come from the $10 million budgeted for 1999 to address Year 2000 issues. Duquesne does not anticipate that Year 2000 issues and related costs will be material to Duquesne's operations, financial condition and results of operations.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     Funding for nuclear decommissioning costs is deposited by Duquesne in external, segregated trust accounts and invested in a portfolio of corporate common stock and debt securities, municipal bonds, certificates of deposit and United States government securities. The market value of the aggregate trust fund balances at September 30, 1999, totaled approximately $69.8 million. The amount funded into the trusts is based on estimated returns which, if not achieved as projected, could require additional unanticipated funding requirements.

                         ______________________________

Except for historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Duquesne to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors may affect Duquesne's operations, markets, products, services and prices, and include, among others, the following: DQE's decision not to consummate the merger with AYE; the related lawsuit initiated by AYE; the timing of the actual transfer of assets pursuant to Duquesne's auction of its generating assets and the power station exchange; the nature of the final regulatory approvals regarding the auction and power station exchange; general and economic and business conditions; industry capacity; changes in technology; changes in political, social and economic conditions; the loss of any significant customers; and changes in business strategy or development plans.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Eastlake Unit 5

     In September 1995, Duquesne commenced arbitration against The Cleveland Electric Illuminating Company (CEI), seeking damages, termination of the operating agreement for Eastlake Unit 5 (Eastlake) and partition of the parties' interests in Eastlake through a sale and division of the proceeds. The arbitration demand alleged, among other things, the improper allocation by CEI of fuel and related costs; the mismanagement of the administration of the Saginaw coal contract in connection with the closing of the Saginaw mine, which historically supplied coal to Eastlake; and the concealment by CEI of material information. CEI also seeks monetary damages from Duquesne for alleged unpaid joint costs in connection with the operation of Eastlake. Duquesne removed the action to the United States District Court for the Northern District of Ohio, Eastern Division, where it is now pending (Eastlake Litigation). Pursuant to the agreement regarding the power station exchange between Duquesne and FirstEnergy, the parties have jointly sought and received a court order staying all proceedings in the Eastlake Litigation pending the closing of the exchange. Upon closing, the parties will enter into a settlement agreement dismissing the Eastlake Litigation. (See "Power Station Exchange" discussion on page 23.)

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

     On March 11, 1999, the Third Circuit vacated the October 28, 1998, denial of a preliminary injunction. The Third Circuit remanded the case to the District Court for further proceedings to address certain issues, including whether AYE could demonstrate a reasonable likelihood of success on the merits, before determining whether any injunctive relief is warranted. On March 12, 1999, AYE filed a motion for a temporary restraining order with the district court, and a hearing was held that same day. On March 16, 1999, AYE and DQE entered into a consent agreement, which was approved by the district court on March 18. Pursuant to the consent agreement, AYE and DQE have agreed, among other things, that pending the consolidated hearing on AYE's application for a preliminary injunction and/or an expedited trial on the merits, both parties will give each other 10 business days' notice before taking or omitting to take any action which would prevent the merger from qualifying for "pooling of interests" accounting treatment. This would not prevent either party from entering into any agreement, but would require the 10 business days' notice prior to closing any transaction which prevents pooling. The consent agreement, originally scheduled to terminate on September 16, 1999, was extended by mutual agreement for the duration of the trial. On March 25, 1999, DQE petitioned the Third Circuit for rehearing; this petition was denied on June 14, 1999. On June 1, 1999, AYE informed the PUC that, given the procedural posture of the merger litigation, it would seek a Federal court order enjoining the closing of the power station exchange with FirstEnergy because, in its view, such a closing would prevent the merger from qualifying for "pooling of interests" accounting.

     DQE's motion for summary judgment, originally filed December 18, 1998, was denied on October 19, 1999. DQE will continue to defend itself vigorously against AYE's claims and intends to pursue a prompt resolution of the litigation. Trial was held from October 20 through 28, 1999. Post-trial pleadings were filed November 10, 1999, and closing arguments are scheduled for November 23, 1999. Duquesne expects the judge's decision prior to the scheduled closing of the power station exchange in December. The ultimate outcome of this suit cannot be determined at this time.

Item 6.  Exhibits and Reports on Form 8-K.

a.   Exhibits:

     EXHIBIT 12.1 - Calculation of Ratio of Earnings to Fixed Charges
     EXHIBIT 27.1 - Financial Data Schedule

b. A Report on Form 8-K was filed September 29, 1999, to report the execution of agreements to sell Duquesne's power plants and provider of last resort service. No financial statements were filed with this report.

                         ______________________________

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant identified below has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  Duquesne Light Company
                                             --------------------------------
                                                       (Registrant)



Date           November 15, 1999                    /s/ Gary L. Schwass
          ---------------------------        --------------------------------
                                                        (Signature)
                                                      Gary L. Schwass
                                                 Senior Vice President and
                                                  Chief Financial Officer



Date           November 15, 1999                    /s/ Stevan R. Schott
          ---------------------------        --------------------------------
                                                        (Signature)
                                                      Stevan R. Schott
                                              Vice President and Controller
                                              (Principal Accounting Officer)