Form 10-K
period 1999-12-31
DUQUESNE LIGHT CO
filed 2000-03-29
CIK 30573

                                 UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-K

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the Fiscal Year Ended December 31, 1999
                                    -----------------

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

                               411 Seventh Avenue
                         Pittsburgh, Pennsylvania 15219
               ---------------------------------------------------
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

DQE, Inc., is the holder of all shares of Duquesne Light Company common stock, $1 par value, consisting of 10 shares as of February 29, 2000.

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

                                                              Name of each exchange
 Registrant                     Title of each class           on which registered
------------------------------------------------------------------------------------------
Duquesne Light Company           Preferred Stock              New York Stock Exchange
------------------------------------------------------------------------------------------

                                    Involuntary
Series                           Liquidation Value
---------------------------------------------------------
     3.75%             $50 per share
---------------------------------------------------------
     4.00%             $50 per share
---------------------------------------------------------
     4.10%             $50 per share
---------------------------------------------------------
     4.15%             $50 per share
---------------------------------------------------------
     4.20%             $50 per share
---------------------------------------------------------
    $2.10              $50 per share
---------------------------------------------------------
     8.375%            $25 per share (1)
---------------------------------------------------------


Sinking Fund Debentures, due March 1, 2010 (5%)          New York Stock Exchange
7-3/8% Quarterly Interest Bonds, due 2038               New York Stock Exchange


(1) Issued by Duquesne Capital, L.P., and the payments of dividends and payments on liquidation or redemption are guaranteed by Duquesne Light Company.

                               TABLE OF CONTENTS
                                                                           Page
GLOSSARY
                                PART I


ITEM 1.     BUSINESS
 Corporate Structure                                                         1
 Employees                                                                   1
 Property, Plant and Equipment (PP&E)                                        2
 Electric Utility Operations                                                 2
 Environmental Matters                                                       2
 Outlook                                                                     3
 Other                                                                       4
 Executive Officers of the Registrant                                        5

ITEM 2.     PROPERTIES                                                       6

ITEM 3.     LEGAL PROCEEDINGS                                                7

ITEM 4.     SUBMISSION OF MATTERS TO A
            VOTE OF SECURITY HOLDERS                                         7


                             PART II


ITEM 5.     MARKET FOR REGISTRANT'S
            COMMON EQUITY AND RELATED
            SHAREHOLDER MATTERS                                              7

ITEM 6.     SELECTED FINANCIAL DATA                                          7

ITEM 7.     MANAGEMENT'S DISCUSSION AND
            ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS
 Results of Operations                                                       7
 Liquidity and Capital Resources                                            11
 Rate Matters                                                               12
 Year 2000                                                                  14

ITEM 7A.    QUANTITATIVE AND QUALITATIVE
            DISCLOSURES ABOUT MARKET RISK                                   14

ITEM 8.     REPORT OF INDEPENDENT AUDITORS;
            CONSOLIDATED FINANCIAL STATEMENTS
            AND SUPPLEMENTARY DATA                                          14

ITEM 9.     CHANGES IN AND DISAGREEMENTS
            WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE                                        34

                                  PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE
            REGISTRANT                                                      34

ITEM 11.    EXECUTIVE COMPENSATION                                          34

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT                                                  34

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  34

                                   PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
            REPORTS ON FORM 8-K                                             34

            SCHEDULE II

            SIGNATURES

GLOSSARY OF TERMS


Competitive Transition Charge (CTC) -- During the electric utility restructuring from the traditional Pennsylvania regulatory framework to customer choice, electric utilities have the opportunity to recover transition costs from customers through a per kilowatt-hour charge.

Customer Choice -- The Pennsylvania Electricity Generation Customer Choice and Competition Act (see "Rate Matters" on page 12) gives consumers the right to contract for electricity at market prices from PUC-approved electric generation suppliers.

Decommissioning Costs -- Decommissioning costs are expenses to be incurred in connection with the entombment, decontamination, dismantling, removal and disposal of structures, systems and components of a power plant that has permanently ceased the production of electric energy.

Deferred Energy Costs -- In conjunction with the Energy Cost Rate Adjustment Clause, we historically recorded our deferred energy costs to offset differences between actual energy costs and the level of energy costs recovered from our rate-regulated electric utility customers.

Divestiture -- The selling of major assets. We anticipate completing the divestiture of our generation assets through the sale to Orion Power Holdings, Inc.

Energy Cost Rate Adjustment Clause (ECR) -- Until May 29, 1998, we had historically recovered, through the ECR, our cost of nuclear fuel, fossil fuel and purchased power costs, when such amounts were not included in base rates.

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

Price to Compare -- The PUC-determined market price of electric generation for each utility during the CTC collection period. Customers will experience savings if they can purchase power from an alternative electric generation supplier at a lower price than the amount determined by the PUC.

Provider of Last Resort -- Under Pennsylvania's Customer Choice Act, the local distribution utility is required to provide electricity for customers who cannot or do not choose an alternative generation supplier, or whose supplier fails to deliver. (See "Rate Matters" on page 12.)

Regulatory Assets -- Pennsylvania rate making practices grant regulated utilities exclusive geographic franchises in exchange for the obligation to serve all customers. Under this system, certain prudently-incurred costs are approved by the PUC for deferral and future recovery with a return from customers. These deferred costs are capitalized as regulatory assets by the regulated utility.

Restructuring Plan -- Our plan, approved by the PUC, for restructuring and recovery of our transition costs under Pennsylvania's Customer Choice Act.

Transition Costs -- Transition costs are the net present value of a utility's known or measurable costs related to electric generation that are recoverable through the CTC.

Transmission and Distribution -- These terms have a special meaning in the electric utility industry. Transmission is the flow of electricity from generating stations over high voltage lines to substations where voltage is reduced. Distribution is the flow of electricity over lower voltage facilities to the ultimate customer (businesses and homes).

Watt -- A watt is the rate at which electricity is generated or consumed. A kilowatt is equal to 1,000 watts. A kilowatt-hour (KWH) is a measure of the quantity of electricity generated or consumed in one hour by one kilowatt of power. A megawatt (MW) is 1,000 kilowatts or one million watts.

                                     PART I

ITEM 1. BUSINESS.

CORPORATE STRUCTURE

  Part I of this Annual Report on Form 10-K should be read in conjunction with our audited consolidated financial statements, which are set forth on pages 15 through 32 of this Report. Explanations of certain financial and operating terms used in this Report are set forth in a GLOSSARY at the front of this Report.

  Duquesne Light Company is a wholly owned subsidiary of DQE, Inc., a multi-utility delivery and services company. Our one wholly owned subsidiary is Monongahela Light and Power Company, which makes long-term investments.

  We are engaged in the supply, transmission, distribution and sale of electric energy. On December 3, 1999, we completed a power station asset exchange with FirstEnergy Corp. This was the first phase of our Pennsylvania Public Utility Commission (PUC)-approved plan to divest our generation assets. We expect to complete this divestiture through the pending sale of our remaining generation assets to Orion Power Holdings, Inc. Final sale agreements must be approved by various regulatory agencies, including the PUC. We expect the sale to close in the second quarter of 2000. After that time, we expect to meet our energy supply obligations through a provider of last resort service agreement with Orion. (See "Restructuring Plan" discussion on page 13.)

Service Area

  We provide service to approximately 580,000 direct customers in southwestern Pennsylvania (including in the City of Pittsburgh), a territory of approximately 800 square miles. We have also historically sold electricity to other utilities, and will continue to do so until the generation asset sale is complete. (See "Restructuring Plan" discussion on page 13.)

Regulation

  We are subject to the accounting and reporting requirements of the Securities and Exchange Commission (SEC). In addition, our electric utility operations are subject to regulation by the PUC, including regulation under the Pennsylvania Electricity Generation Customer Choice and Competition Act (Customer Choice
Act), and the Federal Energy Regulatory Commission (FERC) under the Federal Power Act with respect to rates for interstate sales, transmission of electric power, accounting and other matters.

  As a result of the PUC's May 29, 1998, final order regarding our restructuring plan under the Customer Choice Act (see "Rate Matters" on page 12), the electricity supply segment of our business does not meet the criteria of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71). Pursuant to the PUC's final restructuring order, our generation-related regulatory assets are being recovered through a competitive transition charge (CTC) collected in connection with providing transmission and distribution services, and these assets have been reclassified accordingly. The balance of transition costs will be adjusted by receipt of the proceeds from the pending generation asset sale. The electricity delivery business segment continues to meet SFAS No. 71 criteria, and accordingly reflects regulatory assets and liabilities consistent with cost-based rate making regulations. The regulatory assets represent probable future revenue, because provisions for these costs are currently included, or are expected to be included, in charges to electric utility customers through the ratemaking process. (See "Rate Matters" on page 12.)

  On December 15, 1999, the FERC issued its Order No. 2000, which calls on transmission-owning utilities such as Duquesne Light to voluntarily join regional transmission organizations. The goal of the order is to put transmission facilities in a region under common control in an effort to reduce costs. The order requires utilities to file a proposal for a regional transmission organization, a description of efforts to join one, or reasons for not joining one, by October 15, 2000. We are currently studying Order No. 2000, and have not yet determined our response.

Business Segments

  For the purposes of complying with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), we are required to disclose information about our business segments separately. This information is set forth in "Results of Operations" on page 7 and in "Business Segments and Related Information," Note N to our consolidated financial statements on page 31.

EMPLOYEES

  At December 31, 1999, we had 2,142 employees. This reflects a reduction by approximately 1,100 employees through transfers to FirstEnergy following the power station exchange and early retirement under the divestiture-related program discussed below. In connection with the pending generation asset sale to Orion, we anticipate a further reduction by approximately 400 employees. We are a party to a labor contract expiring in September 2001 with the International Brotherhood of Electrical Workers (IBEW), which represents the majority of our employees. The contract provides, among other things, employment security, income protection and, in September 2000, a 3 percent wage increase. We have agreed with the IBEW on a package of additional benefits and protections for union employees affected by the divestiture of generation assets.

  In connection with the power station exchange with FirstEnergy and the pending generation asset sale to Orion, we developed early retirement programs and enhanced available separation packages for eligible IBEW and management employees. We expect to recover related costs through the sale proceeds.

PROPERTY, PLANT AND EQUIPMENT (PP&E)

Investment in PP&E and Accumulated Depreciation
  Our total investment in PP&E and the related accumulated depreciation balances for major classes of property at December 31, 1999 and 1998 are as follows:

PP&E and Related Accumulated Depreciation at December 31,

------------------------------------------------------------------------------
                                          (Millions of Dollars)
                                                   1999
                          ----------------------------------------------------
                                              Accumulated           Net
                              Investment      Depreciation       Investment
------------------------------------------------------------------------------
Electric delivery                 $1,913.1          $  726.8          $1,186.3
Electric production                2,013.0           1,764.2             248.8
Capital leases                        26.0               7.6              18.4
Other                                  7.1               2.1               5.0
                          ----------------------------------------------------
     Total                        $3,959.2          $2,500.7          $1,458.5
                          ====================================================

                                                        1998
                          ----------------------------------------------------
                                                 Accumulated               Net
                                Investment      Depreciation        Investment
------------------------------------------------------------------------------
Electric delivery                 $1,858.4          $  684.6          $1,173.8
Electric production                2,600.9           2,393.7             207.2
Capital leases                       123.4              63.5              59.9
Other                                  6.4                __               6.4
                          ----------------------------------------------------
     Total                        $4,589.1          $3,141.8          $1,447.3
                          ====================================================

  Electric delivery PP&E includes: (1) high voltage transmission wires used in delivering electricity from generating stations to substations; (2) substations and transformers; (3) lower voltage distribution wires used in delivering electricity to customers; (4) related poles and equipment; and (5) internal telecommunication equipment, vehicles and office equipment. Electric production PP&E includes fossil and, in 1998, nuclear generating stations. Electric production accumulated depreciation reflects the write-down of production plant values to the PUC-determined market value. (See "Restructuring Plan" discussion on page 13.) Our capital leases are primarily associated with leased nuclear fuel in 1998 and other electric plant. The Other PP&E is comprised mostly of coalbed methane gas recovery equipment.

ELECTRIC UTILITY OPERATIONS

  We anticipate completing the divestiture of generation assets through the sale to Orion in the second quarter of 2000. Certain obligations related to the divested assets have been transferred to FirstEnergy, and others will be transferred to Orion.

  Our fossil plants operated at an availability factor of 86 percent in 1999 and 80 percent in 1998. Our nuclear plants (which all were acquired by FirstEnergy in December 1999) operated at an availability factor of 84 percent in 1999 and 52 percent in 1998. The timing and duration of scheduled maintenance and refueling outages, as well as the duration of forced outages, affect the availability of power stations. We normally experience our peak demand in the summer. The 1999 customer system peak demand of 2,756 megawatts (MW) occurred on July 6, 1999.

Fossil Fuel

  We believe that sufficient coal for our coal-fired generating units will be available from various sources to satisfy our requirements through the closing of the pending generation asset sale. During 1999, approximately 2.0 million tons of coal were consumed at our two wholly owned coal-fired stations, Cheswick Power Station (Cheswick) and Elrama Power Station (Elrama).

  We own Warwick Mine, an underground mine located in southwestern Pennsylvania. The current estimated liability for mine closing, including final site reclamation, mine water treatment and certain labor liabilities, is $49.3 million. We have recorded a liability for this amount on the consolidated balance sheet.

  During 1999, 52 percent of our coal supplies were provided by contracts, including Warwick Mine, with the remainder satisfied through purchases on the spot market.

ENVIRONMENTAL MATTERS

  Various federal and state authorities regulate us with respect to air and water quality and other environmental matters. Environmental compliance obligations with respect to the plants transferred to FirstEnergy in the power station exchange have been assumed by FirstEnergy. In addition, FirstEnergy has contractually retained responsibility for operating the plants we acquired in the exchange, including the day-to-day environmental compliance. Upon completion of the generation asset sale, Orion will assume the environmental obligations related to all of the plants sold, both those we originally owned and those we acquired in the power station exchange. The following discussion of air quality and acid rain compliance primarily addresses environmental matters at the plants we both own and operate: Cheswick, Elrama, Brunot Island and Phillips.

  As required by Title V of the Clean Air Act Amendments (Clean Air Act), we filed comprehensive air operating permit applications for Cheswick, Elrama, Brunot Island and Phillips in 1995. Approval is still pending for these applications. We filed our Title IV Phase II Clean Air Act compliance plan with the PUC on December 27, 1995. We also filed Title IV Phase II permit applications for oxides of nitrogen (NO\x\) emissions from Cheswick, Elrama and Phillips with the Allegheny County Health Department and the Pennsylvania Department of Environmental Protection (DEP) on December 23, 1997. On December 30, 1999, we amended the Cheswick and Elrama applications, and filed a Phase II NO\x\ Averaging Plan. Approval also is pending for these applications.

  Acid Rain Program Requirements. We believe we have satisfied all of the Phase I Acid Rain Program requirements of the Clean Air Act. However, the Phase II Acid Rain Program requires significant additional reductions of sulfur dioxide (SO\2\) through the end of 2000. We currently own and operate 611 MW of coal capacity equipped with SO\2\ emission-reducing equipment.

  In 1999 we installed gas reburn NO\x\ reduction technology at Elrama Units 1,2 and 3, and installed new, improved low NO\x\ burner technology at Elrama Unit
4. In 1998, we installed low-cost burner modifications to existing low NO\x\ burner technology, and a new flue gas conditioning system, to maximize the effects of combustion-related controls at Cheswick.

  Ozone Reduction Requirements. In addition to the Phase II Acid Rain Program requirements, we are responsible for No\x\ reduction requirements to meet the current Ozone Ambient Air Quality Standards under Title I of the Clean Air Act. Compliance with the current ozone standard is based on pre-1997 ozone data, using a one-hour average value approach. During the 1998 summer ozone season, the western Pennsylvania "area" achieved compliance with the one-hour ozone standard. We believe we will continue our current low NO\x\ emission levels under the maintenance plan being established by the DEP. We further believe we will be able to meet any additional NO\x\ reduction levels specified under the maintenance plan, through reductions required in 1999 under the Ozone Transport Commission control program described below.

  In September 1998, the Environmental Protection Agency (EPA) issued additional ozone-related NO\x\ reduction requirements under Section 110 of the Clean Air Act, which may affect our power plants and supersede reduction levels specified for 2003 by the Ozone Transport Commission control program. Under this program, the EPA requires states in the northeast and midwest to amend their implementation plans to impose more stringent No\x\ allowance caps on emissions during the May to September control period. In response to a Federal court stay of this program, the DEP has not finalized proposed implementation regulations, but has indicated it will proceed with a similar control program under Section 126 of the Clean Air Act. Until the Federal stay is resolved and regulations are implemented, the costs of compliance cannot be determined. However, we anticipate that compliance would require additional capital and operational costs beyond those already estimated through 2000. Such compliance costs will be the responsibility of Orion following the generation asset sale.

  Other. On November 3, 1999, the EPA and the Department of Justice filed suit against seven electric utility companies, including FirstEnergy. The suit alleges that the companies made illegal modifications to certain power plants, including Sammis Unit 7. FirstEnergy acquired our interest in Sammis in the power station exchange. The ultimate outcome of this suit, and any potential impact it may have on us, cannot be determined at this time.

  In 1992, the DEP issued Residual Waste Management Regulations governing the generation and management of non-hazardous residual waste, such as coal ash. We have assessed our residual waste management sites, and the DEP has approved our compliance strategies. We incurred capital costs of $0.5 million in 1999 to comply with these DEP regulations. We expect the capital cost of compliance to be approximately $5.0 million over the next two years with respect to sites we will continue to own after the generation asset sale.

  Under the Emergency Planning and Community Right-to-Know Act of 1986,certain manufacturing and industrial companies are required to file annual toxic release inventory reports. The first submission by coal- and oil-fired electric utility generating stations was made on July 1, 1999, to report on emissions and discharges for 1998. Toxic release inventory reporting does not involve emission reductions. We do not anticipate any material impact resulting from this requirement.

  We are involved in various other environmental matters. We believe that such matters, in total, will not have a materially adverse effect on our financial position, results of operations or cash flows.

OUTLOOK
  As discussed previously, we expect to close on the sale of our generation assets to Orion during the second quarter of 2000. However, if the closing is delayed we will experience electricity market price risks during the volatile summer months. In that event, we would evaluate entering into advance purchase power contracts to mitigate the risk of price spikes similar to those seen during the summer of 1999. If the closing is delayed beyond September 24, 2000,

Orion could, under certain circumstances, terminate the transaction. In that event, while exploring other divestiture options, we would continue to operate the generating plants and would continue to collect CTC revenues at current levels.

  Prospectively, assuming that the sale to Orion closes as expected, we will be much smaller than we have been historically. Among the challenges we will face is changing the role of our administrative infrastructure. While the number of electricity customers that we serve will not change, our margins from these customers will decline to reflect the fact that we are providing only the delivery service and not the electricity itself. Our reduced electricity margins will necessitate a lower level of support costs at the electricity business. We expect to retrain and redeploy some of our administrative employees, but we must also reduce our overall administrative costs to maintain profitability.

  Also related to the generation divestiture, we will be changing our capital structure. With the proceeds from the sale, we expect to retire higher-cost series of outstanding debt and to reduce the level of equity accordingly to create a capital structure appropriate for an electricity delivery company.

OTHER

Retirement Plan Measurement Assumptions

The discount rate used to determine the projected benefit obligation on our retirement plans at December 31, 1999, increased to 7.5 percent. The effect of this change on our retirement plan obligations is reflected in the amounts shown in "Employee Benefits," Note M to the consolidated financial statements, on page 28. The resulting change in related expenses for subsequent years is not expected to be material.

Recent Accounting Pronouncement

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. We are evaluating the impact on our financial statements and disclosures.

Market Risk

  Market risk represents the risk of financial loss that may impact our consolidated financial position, results of operations or cash flows due to adverse changes in market prices and rates.

  We manage our interest rate risk by balancing our exposure between fixed and variable rates while attempting to minimize our interest costs. Currently, our variable interest rate debt is approximately 30 percent of long-term borrowings. This variable rate debt is low-cost, tax-exempt debt. We also manage our interest rate risk by retiring and issuing debt from time to time and by maintaining a balance of short-term, medium-term and long-term debt. A 10 percent increase in interest rates would have affected our variable rate debt obligations by increasing interest expense by approximately $1.6 million for the years ended December 31, 1999, 1998 and 1997. A 10 percent reduction in interest rates would have increased the market value of our fixed rate debt by approximately $20.3 million and $40.1 million as of December 31, 1999 and 1998. Such changes would not have had a significant near-term effect on our future earnings or cash flows.

                              --------------------

  Except for historical information contained herein, the matters discussed in this report are forward-looking statements that involve risks and uncertainties including, but not limited to: the timing of the anticipated transfer of generation assets to Orion and receipt of sale proceeds; the nature of final regulatory approvals regarding the generation asset sale; the final outcome of AYE's merger-related litigation; economic, competitive, governmental and technological factors affecting operations, markets, products, services and prices; and other factors discussed in our filings with the Securities and Exchange Commission.

EXECUTIVE OFFICERS OF THE REGISTRANT

  Set forth below are the names, ages as of March 10, 2000, positions, and brief accounts of the business experience during the past five years of our executive officers.

Name                         Age                              Office
David D. Marshall             47        Chairman and Chief Executive Officer since August 1999.
                                        Chairman, President and Chief Executive Officer from
                                        June 1999 to August 1999. President and Chief Executive
                                        Officer from August 1996 to June 1999. President and
                                        Chief Operating Officer from February 1995 to August 1996.

John R. Marshall              50        President since August 1999. Previously,Vice President -
                                        Consumer and Small Business Market Unit of Entergy
                                        Corporation from 1996 to August 1999. Vice President -
                                        Information Systems of Entergy Corporation from
                                        1995 to 1996.

Victor A. Roque               53        Senior Vice President and General Counsel since November
                                        1998. Vice President and General Counsel from April
                                        1995 to November 1998.

Gary L. Schwass               54        Senior Vice President since February 1995 and Chief
                                        Financial Officer since July 1989.

William J. DeLeo              49        Vice President - Corporate Services since November 1998.
                                        Vice President - Marketing and Corporate Performance
                                        from April 1995 to November 1998.

Edward N. Neal                53        Vice President - Customer Operations since January 1999.
                                        Assistant General Manager - System Reliability from
                                        September 1996 to January 1999. Assistant General
                                        Manager - Customer Operations from May 1995 to
                                        September 1996. Manager - Construction, Maintenance &
                                        Engineering from May 1994 to May 1995.

Morgan K. O'Brien             40        Vice President - Finance since November 24, 1998. Vice
                                        President - Finance, Treasurer and Controller from November
                                        1 to November 24, 1998. Vice President and Controller from
                                        October 1997 to November 1, 1998. Controller from October 1995 to April 1996 and September 24, 1996 to October 1997. Assistant
                                        Controller from December 1993 to October 1995.

Stevan R. Schott              37        Vice President and Controller since August 1999. Previously,
                                        Controller of Montauk, Inc. from October 1998 to August
                                        1999. Deloitte & Touche LLP - Senior Manager and Public
                                        Utilities Specialist from September 1993 to September 1998.

Maureen L. Hogel              39        Vice President - Legal since September 1999. Assistant
                                        General Counsel from February 1996 to September 1999.
                                        Previously, Associate with Drinker, Biddle &Reath from
                                        September 1988 to February 1996.

ITEM 2. PROPERTIES.

  Our principal properties consist of electric generating stations, transmission and distribution facilities and supplemental properties and appurtenances, comprising as a whole an integrated electric utility system, located substantially in Allegheny and Beaver counties in southwestern Pennsylvania. Substantially all of the electric utility properties are subject to a mortgage lien of an Indenture of Mortgage and Deed of Trust dated as of April 1, 1992. Certain pollution control facilities are subject to an additional mortgage lien.

  On December 3, 1999, we completed a power station exchange with FirstEnergy Corporation, acquiring ownership of three fossil-powered plants (located in Avon Lake and Niles, Ohio, and in New Castle, Pennsylvania) in exchange for our ownership interests in two nuclear-powered plants (located in Beaver Valley, Pennsylvania and Perry, Ohio) and three fossil-powered plants (located in Bruce Mansfield, Pennsylvania and Sammis and Eastlake, Ohio). We plan to complete the divestiture of our generation assets (including the three newly-acquired plants) through the pending sale of generation assets to Orion Power Holdings Inc. These properties have been used in the electricity supply business segment.

                                                           Share of Net              Net Plant Output
                                                      Demonstrated Capability           Year Ended
                                                           (Megawatts)               December 31, 1999
Name and Location                                Type          Summer       Winter    (Megawatt-hours)
-----------------                                ----          ------       ------    -----------------
Cheswick                                         Coal            562          570        3,031,366
   Springdale, PA
Elrama                                           Coal            474          487        1,752,001
   Elrama, PA
Sammis Unit 7 (1)                                Coal            187          187        1,071,148
   Stratton, OH
Eastlake Unit 5 (1)                              Coal            186          186          833,510
   Eastlake, OH
Beaver Valley Unit 1 (1)                         Nuclear         385          385        2,657,210
   Shippingport, PA
Beaver Valley Unit 2 (1)                         Nuclear         113          113          755,862
   Shippingport, PA
Perry Unit 1 (1)                                 Nuclear         161          164        1,141,338
   North Perry, OH
Bruce Mansfield Unit 1 (1)                       Coal            228          228        1,004,164
   Shippingport, PA
Bruce Mansfield Unit 2 (1)                       Coal             62           62          315,458
   Shippingport, PA
Bruce Mansfield Unit 3 (1)                       Coal            110          110          522,458
   Shippingport, PA
Brunot Island                                    Oil             189          234           18,817
   Brunot Island, PA
Avon Lake (2)                                    Coal            731          739          301,109
   Avon Lake, OH
New Castle (2)                                   Coal            339          338          122,400
   New Castle, PA
Niles (2)                                        Coal            246          246          115,069
   Niles, OH                                                   -----        -----       ----------
Total                                                                                   13,641,910
                                                                                        ==========

Share of Capacity 1/1/99 - 12/3/99                             2,657        2,726
                                                               =====        =====

Share of Capacity 12/4/99 - 12/31/99                           2,541        2,614
                                                               =====        =====

(1) Amounts represent our share of the unit which we owned in common with one or more other electric utilities (or, in the case of Beaver Valley Unit 2, we leased). Plant output shown is from January 1, 1999 through December 3, 1999, the date of the power station exchange. These plants were transferred to FirstEnergy in the power station exchange.

(2) Plant output shown is from December 4, 1999 through December 31, 1999. These plants were acquired from FirstEnergy in the power station exchange.

  We own 17 transmission substations (including two acquired in the power station exchange) and 557 distribution substations. We have 671 circuit-miles of transmission lines, comprised of 345,000, 138,000 and 69,000 volt lines. Street lighting and distribution circuits of 23,000 volts and less include approximately 50,000 miles of lines and cable. These properties are used in the electricity delivery business segment.

  We own, but do not operate, the Warwick Mine, including 4,849 acres owned in fee of unmined coal lands and mining rights, located on the Monongahela River in Greene County, Pennsylvania. This property has been used in the electricity supply business segment.

  Additional information relating to properties is set forth in "Property, Plant and Equipment," Note C to the consolidated financial statements on page 22 of this Report. The information is incorporated here by reference.

ITEM 3. LEGAL PROCEEDINGS.

Eastlake Unit 5

  From September 1995 until December 1999, we and a FirstEnergy subsidiary, the Cleveland Electric Illuminating Company, had been involved in litigation regarding the then jointly owned Eastlake facility. Upon closing the power station exchange, we entered into a settlement agreement (approved by the United States District Court for the Northern District of Ohio, Eastern Division) dismissing the litigation. (See "Power Station Exchange" discussion on page 13.)

Termination of the AYE Merger

  On October 5, 1998, DQE announced the unilateral termination of the merger agreement with Allegheny Energy, Inc. (AYE). DQE believes that AYE suffered a material adverse effect as a result of the PUC's final restructuring order regarding AYE's utility subsidiary, West Penn Power Company. AYE filed suit in the United States District Court for the Western District of Pennsylvania, seeking to compel DQE to proceed with the merger, or in the alternative seeking an unspecified amount of money damages. On October 28, 1998, the judge ruled in DQE's favor regarding termination of the merger agreement. AYE appealed to the United States Court of Appeals for the Third Circuit, who on March 11, 1999, remanded the case to the District Court for further proceedings. Trial was held from October 20 through 28, 1999. On December 3, 1999, the District Court ruled that DQE had properly terminated the merger agreement without breach, and granted judgment in its favor on all claims and all requests for injunctive relief. On December 14, 1999, AYE appealed this decision to the United States Court of Appeals for the Third Circuit. Argument was heard by the Third Circuit on March 9, 2000, and a decision is pending. DQE will continue to defend itself vigorously against AYE's claims. The ultimate outcome of the appeal cannot be determined at this time.


ITEM 4. SUBMISSION OF MATTERS TO A
        VOTE OF SECURITY HOLDERS.

 Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S
        COMMON EQUITY AND RELATED
        SHAREHOLDER MATTERS.

  All of our common stock is held solely by DQE; none is publicly traded.

  During 1999 and 1998, we declared quarterly dividends on our common stock totaling $203 million and $207 million, respectively.

ITEM 6. SELECTED FINANCIAL DATA.

  Selected financial data for each year of the six-year period ended December 31, 1999, are set forth on page 33. The information is incorporated here by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND
        ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF
        OPERATIONS.

RESULTS OF OPERATIONS

Overall Performance

  In the second quarter of 1998, the PUC issued an order related to our plan to recover our transition costs from electric utility customers. As a result of the order, we recorded an extraordinary charge against earnings of $82.5 million, or $1.06 per share of DQE common stock. The following discussion of results of operations excludes the impact of that charge.

1999 Compared to 1998

  Our earnings available for common stock were $147.0 million in 1999 compared to $144.5 million in 1998, an increase of $2.5 million or 1.7 percent. This increase was due to decreased purchased power costs as a result of improved generating station availability. This increase was partially offset by decreased revenues due to customer choice.

1998 Compared to 1997

  Our earnings available for common stock were $144.5 million in 1998 compared to $137.8 million in 1997, an increase of $6.7 million or 4.9 percent. This increase was due in part to reduced depreciation in accordance with the PUC's restructuring order as well as a decrease in financing costs. Partially offsetting this increase in earnings were higher energy costs from purchasing additional power at higher prices due to increased nuclear station outages during the year.

Results of Operations by Business Segment

  Historically, Duquesne Light was treated as a single integrated business segment, due to its regulated operating environment. The PUC authorized a combined rate for supplying and delivering electricity to customers, that was
(1) cost-based,(2) designed to recover operating expenses and investment in electric utility assets, and (3) designed to provide a return on the investment. As a result of the Customer Choice Act, supply of electricity is deregulated and charged at a separate rate from the delivery of electricity. For the purposes of complying with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, we are required to disclose information about our business segments separately. Accordingly, we have used the PUC-approved separate rates for 1999 to develop the financial information of the business segments for the periods ended December 31, 1999, 1998 and 1997.

  We report our results by the following three principal business segments, determined by products, services and regulatory environment: (1) the transmission and distribution of electricity (electricity delivery business segment),(2) the supply of electricity (electricity supply business segment) and
(3) the collection of transition costs (CTC business segment). Upon the anticipated completion of the sale of our generation assets, the electricity supply business segment will be comprised solely of provider of last resort service. We also report an "all other" category, comprised of our investments in leasing and gas reserve transactions.

  Note N, "Business Segments and Related Information," in the Notes to the Consolidated Financial Statements on page 31 shows the financial results of each principal business segment in tabular form. These results are discussed below.

1999 Compared to 1998

  Electricity Delivery Business Segment. The electricity delivery business segment contributed $56.5 million to earnings available for common stock in 1999 compared to $57.2 million in 1998, a decrease of $0.7 million or 1.2 percent.

  Operating revenues for this business segment are primarily derived from the delivery of electricity. Sales to residential and commercial customers are influenced by weather conditions. Warmer summer and colder winter seasons lead to increased customer use of electricity for cooling and heating. Commercial sales also are affected by regional development. Sales to industrial customers are influenced primarily by national and global economic conditions.

  Operating revenues increased by $17.1 million or 5.3 percent compared to 1998 due to an increase in sales to electric utility customers of 2.7 percent in 1999. Residential and commercial sales increased as a result of warmer summer temperatures during 1999 compared to 1998. Industrial sales increased primarily due to an increase in electricity consumption by steel manufacturers. The following table sets forth kilowatt-hours (KWH) delivered to electric utility customers.

-----------------------------------------------------------------------
                                               KWH Delivered
                                    -----------------------------------
                                               (In Millions)
                                    -----------------------------------
                                       1999       1998        Change
-----------------------------------------------------------------------
Residential                              3,526      3,382      4.3%
Commercial                               6,024      5,896      2.2%
Industrial                               3,481      3,412      2.0%
---------------------------------------------------------
   Sales to Electric
    Utility Customers                   13,031     12,690      2.7%
======================================================================

  Operating expenses for the electricity delivery business segment primarily are made up of costs to operate and maintain the transmission and distribution system; meter reading and billing costs; customer service; collection; administrative expenses; income taxes; and non-income taxes, such as gross receipts, property and payroll taxes. Operating expenses increased by $8.4 million or 4.6 percent compared to 1998, due to higher meter reading costs, higher gross receipts taxes, and increased costs related to customer assistance programs. We have completed installation of our Customer Advanced Reliability System, which replaced the traditional meter-reading process by providing information on customer electricity consumption on a real-time basis. This direct link with customers will serve as a platform for offering additional services and products, and is expected to reduce future costs.

  A decrease in other income of $2.6 million or 81.3 percent was the result of lower interest income from a smaller amount of cash available for investing.

  Interest and other charges include interest on long-term debt, other interest and our preferred stock dividends. In 1999, there was $6.9 million or 18.3 percent more interest and other charges allocated to the electricity delivery business segment compared to 1998. The increase was the result of additional short-term borrowings during the fourth quarter of 1999. Given the pending generation asset sale to Orion, all remaining financing costs after recapitalization will be borne by the electricity delivery business segment.

  Electricity Supply and CTC Business Segments. In 1999, the electricity supply and CTC business segments reported earnings available for common stock of $86.6 million compared to $71.9 million in 1998, an increase of $14.7 million or 20.4 percent.

  For the electricity supply and CTC business segments, operating revenues are derived primarily from the supply of electricity for delivery to retail customers, the supply of electricity to wholesale customers and, beginning in 1999, the collection of generation-related transition costs from electricity delivery customers. Under fuel cost recovery provisions effective through May 29, 1998, fuel revenues generally equaled fuel expense, as costs were recoverable from customers through the Energy Cost Rate Adjustment Clause (ECR), including the fuel component of purchased power, and thus did not affect net income. In 1999, due to the PUC's final restructuring order, fuel costs were expensed as incurred, which impacted net income by the amount that fuel costs exceeded amounts included in our authorized supply rates. (See "Rate Matters" on page 12.)

  Energy requirements for our retail electric utility customers are reduced as more customers participate in customer choice. Energy requirements for residential and commercial customers are also influenced by weather conditions. Warmer summer and colder winter seasons lead to increased customer use of electricity for cooling and heating. Commercial energy requirements are also affected by regional development. Energy requirements for industrial customers are primarily influenced by national and global economic conditions.

  Short-term sales to other utilities are made at market rates. Fluctuations in electricity sales to other utilities are related to customer energy requirements, the energy market and transmission conditions, and the availability of generating stations. We no longer will make short-term sales to other utilities after the generation asset sale. (See "Rate Matters" on page 12.)

  Operating revenues decreased by $39.7 million or 4.6 percent compared to 1998. The decrease in revenues resulted primarily from two factors: (1) 26.4 percent less energy supplied to electric utility customers due to greater participation in customer choice, and (2) the 1998 inclusion in revenues of $23.3 million related to deferred energy costs. Partially offsetting this decrease was a 75.3 percent increase in energy supplied to other utilities in 1999, due to our decision to make 600 MW available during the first six months of 1999 to licensed generation suppliers to stimulate competition, and increased capacity available to sell as a result of participation in customer choice. The following table sets forth KWH supplied for customers who have not chosen an alternative generation supplier.

------------------------------------------------------------------------
                                                KWH Supplied
                                     -----------------------------------
                                               (In Millions)
                                     -----------------------------------
                                       1999      1998        Change
------------------------------------------------------------------------
Residential                             2,533      3,190       (20.6)%
Commercial                              3,811      5,580       (31.7)%
Industrial                              2,581      3,358       (23.1)%
--------------------------------------------------------
   Sales to Electric
    Utility Customers                   8,925     12,128       (26.4)%
--------------------------------------------------------
Sales to Other Utilities                3,347      1,909        75.3 %
--------------------------------------------------------
   Total Sales                         12,272     14,037       (12.6)%
=======================================================================

  Operating expenses for the electricity supply business segment are primarily made up of energy costs; costs to operate and maintain the power stations; administrative expenses; income taxes; and non-income taxes, such as gross receipts, property and payroll taxes.

  Fluctuations in energy costs generally result from changes in the cost of fuel; the mix between coal, nuclear generation and purchased power; total KWH supplied; and generating station availability.

  Operating expenses decreased $55.7 million or 9.6 percent from 1998, as a result of lower energy costs and the reclassification of Beaver Valley Unit 2 lease costs to financing charges in 1999. (See "Power Station Exchange" discussion on page 13.)

  In 1999,fuel and purchased power expense decreased by $37.4 million or 14.2 percent compared to 1998. This decrease was the result of reduced energy supply requirements, due to customer choice, and a favorable energy supply mix. Generating station availability was improved in 1999.

  Depreciation and amortization expense includes the depreciation of the power stations' plant and equipment and accrued nuclear decommissioning costs and amortization of transition costs. There was a decrease of $36.2 million or
22.9 percent compared to 1998. During 1998, prior to the PUC's May 29 final restructuring order, we accelerated depreciation of generation assets to minimize potential transition costs. Depreciation for the remainder of 1998 and CTC amortization for 1999 were in accordance with PUC-approved rates.

  A decrease in other income of $6.8 million or 52.7 percent was due to lower interest income from a smaller amount of cash available for investing, compared to the prior year.

  Interest and other charges include interest on long-term debt, other interest and preferred stock dividends. In 1999 there was a $30.7 million or 52.4 percent increase in interest and other charges compared to 1998. The increase reflects $35.2 million of Beaver Valley Unit 2 lease-related costs reclassified as financing costs in 1999, partially offset by a reduced allocation of total financing cost to the electricity supply business segment.

  All Other. The all other category contributed $3.9 million to earnings available for common stock in 1999 compared to $15.4 million in 1998, a decrease of $11.5 million or 74.7 percent. Operating margin on our gas reserve investments declined by $0.9 million and related depreciation increased by $4.5 million. Our leasing investments, made in 1995, provided a lower level of income as the underlying leases have expired at various points during the 60-month investment term, ending in 2000.

1998 Compared to 1997

  Electricity Delivery Business Segment. The electricity delivery business segment contributed $57.2 million to earnings available for common stock in 1998 compared to $61.9 million in 1997, a decrease of $4.7 million or 7.6 percent. Operating revenues for this business segment are primarily derived from the delivery of electricity.

  Operating revenues increased by $4.6 million or 1.5 percent compared to 1997, due to an increase in sales to electric utility customers of 1.0 percent in 1998. Residential and commercial sales increased as a result of warmer summer temperatures during 1998 compared to 1997. Industrial sales decreased primarily due to a reduction in electricity consumption by steel manufacturers, which experienced a decline in demand. The following table sets forth KWH delivered to electric utility customers.

-----------------------------------------------------------------------
                                                KWH Delivered
                                       --------------------------------
                                                (In Millions)
                                       --------------------------------
                                         1998       1997       Change
-----------------------------------------------------------------------
Residential                              3,382     3,273         3.3 %
Commercial                               5,896     5,786         1.9 %
Industrial                               3,412     3,501        (2.5)%
--------------------------------------------------------
   Sales to Electric
    Utility Customers                   12,690    12,560         1.0 %
=======================================================================

  Operating expenses increased $6.3 million or 3.6 percent from 1997,primarily as a result of higher costs of maintenance of the transmission and distribution system, and costs related to start-up and installation of the Customer Advanced Reliability System. The increase in system maintenance was primarily due to the increase in frequency and severity of storms during 1998.

  Depreciation and amortization expense increased $1.9 million or 4.3 percent in 1998, due to additions to the plant and equipment balance throughout the year, which was partially offset by retirements.

  A decrease in other income of $2.0 million or 38.5 percent was the result of lower interest income from a smaller amount of cash available for investing, compared to the prior year.

  In 1998, there was $0.9 million or 2.3 percent less in interest and other charges compared to 1997. The decrease was the result of the refinancing of long-term debt at lower interest rates and the maturity of approximately $75 million of long-term debt during 1998.

  Electricity Supply Business Segment. In 1998, the electricity supply business segment reported earnings available for common stock of $71.9 million compared to $60.5 million in 1997, an increase of $11.4 million or 18.8 percent.

  Operating revenues decreased by $3.7 million or 0.4 percent compared to 1997. The decrease in revenues can be attributed to a decrease in energy supplied to electric utility customers due to initial participation in customer choice, and a decrease in energy costs that were recovered through the ECR. Partially offsetting these decreases were increased energy supplied to other utilities of
32.2 percent in 1998, due to higher demand from other utilities and increased capacity available to sell as a result of participation in customer choice. The following table sets forth KWH supplied for customers who had not chosen an alternative generation supplier.

-----------------------------------------------------------------------
                                              KWH Supplied
                                       --------------------------------
                                              (In Millions)
                                       --------------------------------
                                        1998       1997       Change
-----------------------------------------------------------------------
Residential                            3,190      3,268         (2.4)%
Commercial                             5,580      5,778         (3.4)%
Industrial                             3,358      3,500         (4.1)%
-------------------------------------------------------
  Sales to Electric
    Utility Customers                 12,128     12,546         (3.3)%
-------------------------------------------------------
  Sales to Other
    Utilities                          1,909      1,444         32.2 %
-------------------------------------------------------
    Total Sales                       14,037     13,990          0.3 %
=======================================================================

  Operating expenses increased $24.4 million or 4.4 percent from 1997 as a result of increased energy costs, partially offset by decreased maintenance costs and reduced Beaver Valley Unit 2 lease costs.

  In 1998,fuel and purchased power expense increased by $39.1 million or 17.5 percent compared to 1997. This increase was the result of increased energy costs due to an unfavorable power supply mix and higher purchased power prices. Reduced availability of nuclear generating stations due to an increase in outage hours required us to purchase power and generate power from higher fuel cost fossil stations.

  Maintenance expense decreased in 1998, primarily related to the reversal of fossil station maintenance outage accruals for outages scheduled after the planned divestiture of generation. (See "Rate Matters" on page 12.) A reduction in nuclear station outage cost amortization in 1998 also contributed to the decrease in maintenance expense.

  A decrease in depreciation and amortization expense of $32.4 million, or 17.0 percent compared to 1997, was the result of reduced depreciation of generation assets in accordance with the PUC's final restructuring order.

  Interest and other charges decreased $5.2 million or 8.2 percent compared to 1997. The decrease reflected the refinancing of long-term debt at lower interest rates and the maturity of approximately $75 million of long-term debt during 1998.

  All Other. The all other category contributed $15.4 million to earnings available for common stock in each of 1998 and 1997.



LIQUIDITY AND CAPITAL RESOURCES

Capital Expenditures

  We spent approximately $100.3 million in 1999, $118.4 million in 1998 and $93.7 million in 1997 for capital expenditures. We estimate that we will spend, excluding allowance for funds used during construction (AFC), approximately $85 million (including $5 million relating to generation), $75 million and $75 million for electric utility construction in 2000, 2001 and 2002.

Acquisitions and Dispositions

  In the power station exchange with FirstEnergy, we acquired three power plants and disposed of our partial interests in five power plants. (See "Power Station Exchange" discussion on page 13.) During 1999, we also disposed of non-strategic investments. Proceeds from these dispositions totaled $7.6 million. In early 2000 we signed a non-binding memorandum of understanding with Itron, Inc., for the potential purchase of the Itron-designed Customer Advanced Reliability System, which we currently lease.

Long-Term Investments

  Our investing activities during 1999, 1998 and 1997 included approximately $62 million, $35 million and $24 million in affordable housing, landfill and coal-bed methane gas reserves, and deposits in nuclear decommissioning funds. The decommissioning trust held funding for nuclear decommissioning costs related to our nuclear-powered plants. During 1999, we invested approximately $60 million in the decommissioning trust funds, in order to fully fund the decommissioning liability, prior to transferring both the trust funds and the liability to FirstEnergy in the power station exchange. (See "Power Station Exchange" discussion on page 13.) Cash related to this funding was collected during the year through the CTC component of customer bills.

Financing

  During 1999, in addition to capital provided from operations, we raised capital to effect the termination of the Beaver Valley Unit 2 lease and to begin our recapitalization program in anticipation of the generation divestiture. As previously discussed, we invested $100 million in capital expenditures, and $62 million in nuclear decommissioning and other long-term investments during 1999. Additionally, in connection with the power station exchange, we paid approximately $234 million in termination costs and $43 million in related taxes to cancel the Beaver Valley Unit 2 lease. Of this total amount, $107 million represents costs previously approved for recovery through the CTC. The remaining $170 million is included on the consolidated balance sheet as divestiture costs. As part of this transaction, the lease liability recorded on the consolidated balance sheet was eliminated; however the underlying collateralized lease bonds ($359 million upon lease termination) became our obligations and are now recorded on the consolidated balance sheet as debt, $9 million of which will mature in 2000. (See "Power Station Exchange" discussion on page 13.) Prior to cancelling the Beaver Valley Unit 2 lease, we paid approximately $42 million to terminate our nuclear fuel lease (the nuclear fuel was transferred to FirstEnergy in the power station exchange). Additional capital was required for the maturity of $75 million of mortgage bonds and the payment of $207 million of dividends.

  To meet these capital requirements, and to serve as a bridge until the anticipated receipt of our generation divestiture proceeds, we undertook several financing initiatives during 1999. At year-end, we had $137 million of commercial paper borrowings outstanding, and $400 million of current debt maturities. During 1999, the maximum amount of bank loans and commercial paper borrowings outstanding was $163.1 million, the amount of average daily borrowings was $19.4 million, and the weighted average daily interest rate was 5.6 percent. In the fourth quarter of 1999, we issued $290 million of first mortgage bonds with a one-year term, callable in May 2000.
The interest rate on the bonds is 6.53 percent. This debt was used to fund the Beaver Valley Unit 2 lease termination costs.

Future Capital Requirements and Availability

  We have entered into an agreement to sell our generation assets to Orion for $1.71 billion. (See "Auction Plan" discussion on page 13.) We anticipate using the proceeds from this sale (currently estimated to be $1.1 billion, net of tax and transaction costs) to recapitalize. This process will include the retirement of short-term debt and the redemption of long-term debt. In conjunction with the generation asset sale to Orion, we expect to acquire the $359 million of 8.7 percent collateralized lease bonds, previously assumed as part of the Beaver Valley Unit 2 lease termination. Additionally, maturing during 2000 will be $390 million of first mortgage bonds ($290 million of which were issued in November
1999) and $9 million of collateralized lease bonds.

  We expect to meet our current obligations and debt maturities through 2004 with funds generated from operations, through new financings and short-term borrowings, and through the proceeds from the sale of generation assets to Orion.

  We maintain a $225 million revolving credit agreement expiring in September 2000. We have the option to convert the revolver into a term loan facility for a period of two years for any amounts then outstanding upon expiration of the revolving credit period. Interest rates can, in accordance with the option selected at the time of the borrowing, be based on one of several indicators, including prime, Eurodollar, or certificate of deposit rates. Facility fees are based on the unborrowed amount of the commitment. At December 31, 1999 and 1998, no borrowings were outstanding.

  We have an agreement with an unaffiliated corporation that entitles us to sell, and the corporation to purchase, on an ongoing basis, up to $50 million of accounts receivable. At various times during 1999 and in the first quarter of 2000, we had sold receivables under the facility. No amounts were outstanding at December 31, 1999 and 1998. The accounts receivable sales agreement, which expires in February 2001, is one of many sources of funds available to us. We may elect to extend the agreement upon expiration, replace it with a similar facility, or terminate it.

  In connection with customer choice, customer revenues from our operations are reduced by an amount equal to the generation rate applicable to those customers choosing alternative generation suppliers. This reduction is expected to be offset by lower generation and purchased power costs. An additional impact is anticipated when the provider of last resort service agreement with Orion takes effect, and all customers will be buying generation either directly from alternative suppliers or indirectly from Orion. A further impact on customer revenues is expected to occur when the CTC has been fully collected, which is currently expected to occur in 2001 for most major rate classes; elimination of the CTC will reduce customer rates, on average, by 25 percent for those rate classes. The foregoing statements are forward-looking regarding the impact on cash flows of customer choice and our divestiture. Actual results could materially differ from those implied by such statements due to known and unknown risks and uncertainties, including, but not limited to, the timing of the generation asset sale closing and the receipt of sale proceeds. (See "Restructuring Plan" on page 13.)


RATE MATTERS

Competition and the Customer Choice Act

  Under Pennsylvania ratemaking practice, regulated electric utilities were granted exclusive geographic franchises to sell electricity, in exchange for making investments and incurring obligations to serve customers under the then-existing regulatory framework. Through the ratemaking process, those prudently incurred costs were recovered from customers, along with a return on the investment. Additionally, certain operating costs were approved for deferral for future recovery from customers (regulatory assets). As a result of this process, utilities had assets recorded on their balance sheets at above-market costs, thus creating transition costs.

  The Customer Choice Act (effective January 1, 1997) enables Pennsylvania's electric utility customers to purchase electricity at market prices from a variety of electric generation suppliers (customer choice). As of January 2000, all customers have customer choice. As of February 29, 2000, approximately 23 percent of our customers had chosen alternative generation suppliers, representing approximately 30 percent of our non-coincident peak load. Customers who have chosen an electricity generation supplier other than us pay that supplier for generation charges, and pay us the CTC (discussed below) and charges for transmission and distribution. Customers who continue to buy their generation from us pay for their service at current regulated tariff rates divided into generation, transmission and distribution charges, and the CTC. Electricity delivery (including transmission, distribution and customer service) remains regulated in substantially the same manner as under historical regulation.

Rate Cap

  An overall four-and-one-half-year rate cap from January 1, 1997, was originally imposed on the transmission and distribution charges of Pennsylvania electric utility companies under the Customer Choice Act. As part of a settlement regarding recovery of deferred fuel costs (discussed below), we have agreed to extend this rate cap for an additional six months through the end of 2001.

Provider of Last Resort

  We are required not only to deliver electricity, but also to serve as the provider of last resort for all customers in our service territory. As the provider of last resort, we must provide electricity for any customer who cannot or does not choose an alternative electric generation supplier, or whose supplier fails to deliver. While collecting the CTC, we may charge only PUC-approved rates for the supply of electricity as the provider of last resort. As part of the pending generation asset sale, Orion has agreed to supply us, under a provider of last resort service agreement, with all of the electric energy necessary to satisfy our provider of last resort obligations during the CTC collection period. Under the Customer Choice Act, after the CTC collection period we anticipate that we will supply electricity at market prices to fulfill our provider of last resort obligations.


Restructuring Plan

  In its May 29, 1998, final restructuring order, the PUC determined that we should recover most of the above-market costs of our generation assets, including plant and regulatory assets, through the collection of the CTC from electric utility customers. The $1.49 billion of transition costs, net of tax, was originally to be recovered over a seven-year period ending in 2005. However,by applying expected net proceeds of the pending generation asset sale to Orion to reduce transition costs, we currently anticipate early termination of the CTC collection period in 2001 for most major rate classes. In addition, the transition costs as reflected on the consolidated balance sheet are being amortized over the same period that the CTC revenues are being recognized. We are allowed to earn an 11 percent pre-tax return on the unrecovered, net of tax balance of transition costs, as adjusted following the generation asset sale.

  As part of our restructuring plan filing, we requested recovery of $11.5 million ($6.7 million, net of tax) through the CTC for energy costs previously deferred under the ECR. Recovery of this amount was approved in the PUC's final restructuring order. We also requested recovery of an additional $31.2 million ($18.2 million, net of tax) in deferred fuel costs. Although the PUC initially denied recovery of this additional amount, on October 26, 1999, we reached a settlement on this issue with the Pennsylvania Office of the Consumer Advocate which would permit recovery of the entire $42.7 million ($24.9 million, net of tax) in deferred fuel costs. The PUC approved this settlement on February
11, 2000.

  On December 18, 1998, the PUC approved our auction plan, which included an auction of our provider of last resort service obligations, as well as an agreement to carry out the power station exchange with FirstEnergy.

  Power Station Exchange. On December 3, 1999, we completed the exchange of our partial interests in five power plants for three wholly owned power plants of subsidiaries of FirstEnergy. We received three fossil-powered plants (located in Avon Lake and Niles, Ohio, and in New Castle, Pennsylvania) having an aggregate net demonstrated capacity of 1,323 MW. The ownership interests we transferred included our interests in the nuclear-powered Beaver Valley, Pennsylvania and Perry, Ohio plants, and the fossil-powered Bruce Mansfield, Pennsylvania and Sammis and Eastlake, Ohio plants having an aggregate net demonstrated capacity of 1,435 MW. Along with ownership of the nuclear-powered plants, FirstEnergy assumed the decommissioning liability for Beaver Valley and Perry, in exchange for the fully funded balance in decommissioning trust funds we previously maintained. During 1999, we funded approximately $60 million into the decommissioning trusts. These amounts, which were collected through the CTC during the year, brought the fund balances to approximately $122 million. In connection with the power station exchange, we terminated the Beaver Valley Unit 2 lease in the fourth quarter of 1999. (See "Financing" discussion on page 11.)

  Auction Plan. On September 24, 1999, we entered into definitive agreements with the winning auction bidder, Orion, pursuant to which Orion will purchase our wholly owned Cheswick, Elrama, Phillips and Brunot Island power stations, and the stations received from FirstEnergy in the power station exchange, for approximately $1.71 billion (estimated to be $1.1 billion, net of tax and transaction expenses). Under a provider of last resort service agreement, Orion will supply us with all of the electric energy necessary to satisfy our obligations to our customers who have not chosen an alternative electric generation supplier. This agreement, which expires upon our final collection of the CTC, in general effectively transfers to Orion the financial risks and rewards associated with our provider of last resort obligations. While we retain the collection risk for the electricity sales, a component of our regulated delivery rates is designed to cover the cost of a normal level of uncollectible accounts. We and Orion are currently discussing an extension of this provider of last resort arrangement beyond the final CTC collection.

  The Orion transactions must be approved by various regulatory agencies, including the PUC, the FERC, and the Federal Trade Commission. We currently expect the sale to close in the second quarter of 2000. The final accounting for the sale proceeds remains subject to PUC approval. Through December 31, 1999, we have deferred approximately $219 million of costs related to the power station exchange and the asset sale. Additional divestiture-related costs will be deferred as incurred. We expect to fully recover these costs through the divestiture process; however, any disallowed costs will be written off.

  Until the divestiture is complete, we are required to use an interim CTC and price to compare for each rate class (approximately 2.9 cents per KWH on average for the CTC, and approximately 3.8 cents per KWH on average for the price to compare).

Termination of the AYE Merger

  On October 5, 1998, DQE announced its unilateral termination of the merger agreement with Allegheny Energy, Inc. (AYE). AYE filed suit in the United States District Court for the Western District of Pennsylvania, seeking to compel DQE to proceed with the merger, or in the alternative seeking an unspecified amount of money damages. After holding a trial from October 20 through 28, 1999, the District Court ruled on December 3, 1999, that DQE had properly terminated the merger agreement without breach, and granted judgment in DQE's favor on all claims and all requests for injunctive relief. On December 14, 1999, AYE appealed this ruling to the Third Circuit. Argument was heard on March 9, 2000, and a decision is pending. We cannot determine the ultimate outcome of AYE's appeal at this time.

YEAR 2000

  We took comprehensive steps to ensure a smooth transition into the Year 2000. Since 1994, we planned for the Year 2000 with an aggressive strategy to identify information needs, replace or upgrade equipment and coordinate resources to anticipate the new millennium. We experienced normal operations during the transition, and continue to do so.

  The total cost of implementing our Year 2000 plan was approximately $48 million, which includes costs related to total system replacements (i.e., the Year 2000 solution comprised only a portion of the benefit resulting from such replacements). These costs were primarily incurred as a result of software and system changes and upgrades. Approximately $35 million was capital costs attributable to the licensing and installation of new software for total system replacements. The remaining $13 million was expensed as it was incurred.

ITEM 7A.  QUANTITATIVE AND
          QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK.


  The information regarding market risk required by this Item is set forth in
Item 1 under the heading "Market Risk".


ITEM 8.  CONSOLIDATED FINANCIAL
         STATEMENTS AND
         SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT AUDITORS

To the Directors and Shareholder of
Duquesne Light Company:

  We have audited the accompanying consolidated balance sheets of Duquesne Light Company (a wholly owned subsidiary of DQE, Inc.) and its subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, retained earnings, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of Duquesne Light Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Duquesne Light Company and its subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
January 28, 2000

Statement of Consolidated Income
--------------------------------------------------------------------------------------------------------
                                                                         (Thousands of Dollars)
                                                               -----------------------------------------
                                                                         Year Ended December 31,
                                                               -----------------------------------------
                                                                   1999          1998            1997
--------------------------------------------------------------------------------------------------------
Operating Revenues:
   Sales of Electricity:
   Residential                                                  $  401,409     $  410,960     $  405,915
   Commercial                                                      437,904        495,194        500,070
   Industrial                                                      183,112        189,617        198,708
--------------------------------------------------------------------------------------------------------
   Customer revenues                                             1,022,425      1,095,771      1,104,693
   Utilities                                                        76,303         36,203         24,861
--------------------------------------------------------------------------------------------------------
Total Sales of Electricity                                       1,098,728      1,131,974      1,129,554
Other                                                               60,072         46,772         46,387
--------------------------------------------------------------------------------------------------------
      Total Operating Revenues                                   1,158,800      1,178,746      1,175,941
--------------------------------------------------------------------------------------------------------

Operating Expenses:
Fuel                                                               167,080        176,913        184,676
Purchased power                                                     58,102         85,647         38,735
Other operating                                                    253,252        270,458        269,725
Maintenance                                                         75,400         74,908         82,869
Depreciation and amortization                                      172,424        204,204        234,719
Taxes other than income taxes                                       84,532         80,035         81,049
Income taxes                                                        88,246         82,495         76,783
--------------------------------------------------------------------------------------------------------
      Total Operating Expenses                                     899,036        974,660        968,556
--------------------------------------------------------------------------------------------------------
Operating Income                                                   259,764        204,086        207,385
--------------------------------------------------------------------------------------------------------

Other Income and (Deductions):
Interest and dividend income                                         5,923         13,242         16,014
Income taxes                                                       (12,119)        (7,582)        (2,945)
Other                                                               28,686         31,551         19,761
--------------------------------------------------------------------------------------------------------
      Total Other Income                                            22,490         37,211         32,830
--------------------------------------------------------------------------------------------------------
Income Before Interest and Other Charges                           282,254        241,297        240,215
--------------------------------------------------------------------------------------------------------

Interest Charges:
Interest on long-term debt                                          79,454         81,076         87,420
Other interest                                                      40,054          1,290            752
Allowance for borrowed funds used during construction                 (836)        (2,179)        (2,339)
--------------------------------------------------------------------------------------------------------
      Total Interest Charges                                       118,672         80,187         85,833
--------------------------------------------------------------------------------------------------------
Monthly Income Preferred Securities Dividend Requirements           12,562         12,562         12,562
--------------------------------------------------------------------------------------------------------
Income Before Extraordinary Item                                   151,020        148,548        141,820
Extraordinary Item, Net of Tax                                          --        (82,548)            --
--------------------------------------------------------------------------------------------------------
Net Income, After Extraordinary Item                               151,020         66,000        141,820
========================================================================================================
Dividends on Preferred and Preference Stock                          3,998          4,036          4,022
      Earnings for Common Stock, Before Extraordinary Item      $  147,022     $  144,512     $  137,798
========================================================================================================
      Earnings for Common Stock, After Extraordinary Item       $  147,022     $   61,964     $  137,798
========================================================================================================

See notes to consolidated financial statements.

Consolidated Balance Sheet
-------------------------------------------------------------------------------------------------------------
                                                                                     (Thousands of Dollars)
                                                                                   --------------------------
                                                                                        As of December 31,
                                                                                   --------------------------
ASSETS                                                                                 1999          1998
-------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment:
Electric plant in service                                                          $  3,855,390  $  4,379,703
Construction work in progress                                                            69,343        79,644
Property held under capital leases                                                       25,998       123,374
Other                                                                                     8,505         6,419
-------------------------------------------------------------------------------------------------------------
    Gross property, plant and equipment                                               3,959,236     4,589,140
    Less: Accumulated depreciation and amortization                                  (2,500,719)   (3,141,841)
-------------------------------------------------------------------------------------------------------------
      Total Property, Plant and Equipment - Net                                       1,458,517     1,447,299
-------------------------------------------------------------------------------------------------------------
Long-Term Investments:
Investment in DQE common stock                                                           52,536        69,067
Nuclear decommissioning trust fund                                                           --        62,697
Other investments                                                                        28,355        70,492
-------------------------------------------------------------------------------------------------------------
      Total Long-Term Investments                                                        80,891       202,256
-------------------------------------------------------------------------------------------------------------
Current Assets:
Cash and temporary cash investments                                                      16,068        53,151
-------------------------------------------------------------------------------------------------------------
Receivables:
    Electric customer accounts receivable                                                82,314        87,262
    Other utility receivables                                                            32,582        25,412
    Other receivables                                                                    25,481        22,419
    Less: Allowance for uncollectible accounts                                           (8,730)       (9,137)
-------------------------------------------------------------------------------------------------------------
      Total Receivables - Net                                                           131,647       125,956
-------------------------------------------------------------------------------------------------------------
Materials and supplies (at average cost):
    Operating and construction                                                           37,536        58,747
    Coal                                                                                 17,705        25,702
-------------------------------------------------------------------------------------------------------------
      Total Materials and Supplies                                                       55,241        84,449
-------------------------------------------------------------------------------------------------------------
Other current assets                                                                     55,893         7,670
-------------------------------------------------------------------------------------------------------------
      Total Current Assets                                                              258,849       271,226
-------------------------------------------------------------------------------------------------------------
Other Non-Current Assets:
Transition costs                                                                      2,008,171     2,132,980
Regulatory assets                                                                       224,002       199,066
Divestiture costs                                                                       218,653         1,338
Other                                                                                    32,329        55,461
-------------------------------------------------------------------------------------------------------------
      Total Other Non-Current Assets                                                  2,483,155     2,388,845
-------------------------------------------------------------------------------------------------------------
      Total Assets                                                                 $  4,281,412  $  4,309,626
=============================================================================================================

See notes to consolidated financial statements.

Consolidated Balance Sheet
-------------------------------------------------------------------------------------------------------------
                                                                                     (Thousands of Dollars)
                                                                                   --------------------------
                                                                                        As of December 31,
                                                                                   --------------------------
CAPITALIZATION AND LIABILITIES                                                          1999          1998
-------------------------------------------------------------------------------------------------------------
Capitalization:
Common stock (authorized - 90,000,000 shares, issued
 and outstanding - 10 shares)                                                       $        --    $       --
Capital surplus                                                                         746,051       819,157
Retained earnings                                                                        39,931        27,646
Accumulated other comprehensive income                                                   12,692        21,697
-------------------------------------------------------------------------------------------------------------
      Total Common Stockholder's Equity                                                 798,674       868,500
-------------------------------------------------------------------------------------------------------------
Non-redeemable Monthly Income Preferred Securities                                      150,000       150,000
Non-redeemable preferred stock                                                           65,108        65,108
Non-redeemable preference stock                                                          25,279        26,914
-------------------------------------------------------------------------------------------------------------
    Total preferred and preference stock before deferred ESOP benefit                   240,387       242,022
Deferred employee stock ownership plan (ESOP) benefit                                   (10,875)      (14,240)
-------------------------------------------------------------------------------------------------------------
      Total Preferred and Preference Stock                                              229,512       227,782
-------------------------------------------------------------------------------------------------------------
Long-term debt                                                                        1,410,754     1,160,348
-------------------------------------------------------------------------------------------------------------
      Total Capitalization                                                            2,438,940     2,256,630
-------------------------------------------------------------------------------------------------------------
Obligations Under Capital Leases                                                         16,534        36,596
-------------------------------------------------------------------------------------------------------------
Current Liabilities:
Current debt maturities                                                                 399,759        96,137
Notes payable                                                                           136,594            --
Accrued liabilities                                                                     102,694       116,056
Accounts payable                                                                         92,266       105,624
Dividends declared                                                                       29,343        39,597
Other                                                                                     1,030         6,864
-------------------------------------------------------------------------------------------------------------
      Total Current Liabilities                                                         761,686       364,278
-------------------------------------------------------------------------------------------------------------
Non-Current Liabilities:
Deferred income taxes - net                                                             760,677       744,770
Beaver Valley lease liability                                                                --       475,570
Deferred income                                                                          93,246       117,508
Nuclear decommissioning liability                                                            --        62,697
Deferred investment tax credits                                                          22,208        24,076
Other                                                                                   188,121       227,501
-------------------------------------------------------------------------------------------------------------
      Total Non-Current Liabilities                                                   1,064,252     1,652,122
-------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Notes B through M)
-------------------------------------------------------------------------------------------------------------
      Total Capitalization and Liabilities                                          $ 4,281,412    $4,309,626
=============================================================================================================

See notes to consolidated financial statements.

Statement of Consolidated Cash Flows
-------------------------------------------------------------------------------------------------------------
                                                                               (Thousands of Dollars)
                                                                         ------------------------------------
                                                                                Year Ended December 31,
                                                                         ------------------------------------
                                                                             1999          1998          1997
-------------------------------------------------------------------------------------------------------------
 Cash Flows From Operating Activities:
 Net income                                                               $ 151,020    $  66,000    $ 141,820
 Principal non-cash charges (credits) to net income:
   Depreciation and amortization                                            172,424      204,204      234,719
   Capital lease, nuclear fuel and other amortization                        35,216       49,547       39,179
   Deferred income taxes and investment tax credits - net                    12,578       34,151       (7,612)
   Gain on dispositions                                                      (7,573)      (1,322)      (5,856)
   Changes in working capital other than cash                               (27,536)      36,300      (19,432)
   Investment income                                                        (34,753)     (66,552)     (19,353)
   Extraordinary item, net of tax                                                --       82,548           --
 Increase in ECR                                                                 --      (19,219)     (25,318)
 Other                                                                       13,816      (62,508)     (21,985)
-------------------------------------------------------------------------------------------------------------
     Net Cash Provided By Operating Activities                              315,192      323,149      316,162
-------------------------------------------------------------------------------------------------------------
 Cash Flows From Investing Activities:
 Construction expenditures                                                 (100,280)    (118,447)     (93,743)
 Funding of nuclear decommissioning trust                                   (59,861)      (8,878)      (8,762)
 Capitalized divestiture costs                                              (47,449)          --           --
 Long-term investments                                                       (2,289)     (26,172)     (15,422)
 Proceeds from disposition of investments                                    20,149        1,322        5,856
 Other                                                                        5,168       11,836       (4,930)
-------------------------------------------------------------------------------------------------------------
     Net Cash Used In Investing Activities                                 (184,562)    (140,339)    (117,001)
-------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Issuance of debt                                                            290,000      140,000           --
Issuance of notes payable                                                   136,594           --           --
Reductions of long-term obligations:
   Capital leases                                                           (42,423)     (12,897)     (13,551)
   Long-term debt                                                           (75,000)    (198,172)     (52,100)
Dividends on capital stock                                                 (206,997)    (211,954)    (133,970)
BV Unit 2 lease cancellation                                               (277,226)          --           --
Other                                                                         7,339      (11,805)      11,215
-------------------------------------------------------------------------------------------------------------
    Net Cash Used In Financing Activities                                  (167,713)    (294,828)    (188,406)
-------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and temporary cash investments              (37,083)    (112,018)      10,755
Cash and temporary cash investments at beginning of year                     53,151      165,169      154,414
-------------------------------------------------------------------------------------------------------------
    Cash and Temporary Cash Investments at End of Year                    $  16,068    $  53,151    $ 165,169
=============================================================================================================
Supplemental Cash Flow Information
-------------------------------------------------------------------------------------------------------------
Cash paid during the year for:
Interest (net of amount capitalized)                                      $  76,950    $  78,046    $  82,343
-------------------------------------------------------------------------------------------------------------
Income taxes                                                              $  83,962    $ 117,094    $ 120,548
-------------------------------------------------------------------------------------------------------------
Non-cash investing and financing activities:
Assumption of debt in conjunction with
  Beaver Valley Unit 2 lease termination                                  $ 359,236    $      --    $      --
Capital lease obligations recorded                                        $      --    $   7,855    $  27,514
Preferred stock issued in conjunction with long-term investments          $      --    $      --    $   1,500
-------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

Statement of Consolidated Comprehensive Income
-------------------------------------------------------------------------------------------------------------
                                                                                (Thousands of Dollars)
                                                                         ------------------------------------
                                                                                Year Ended December 31,
                                                                         ------------------------------------
                                                                             1999        1998        1997
-------------------------------------------------------------------------------------------------------------
Net income                                                                $ 151,020    $  66,000    $ 141,820
-------------------------------------------------------------------------------------------------------------
Other comprehensive income:
  Unrealized holding gains (losses) arising during the year,
   net of tax of $(6,387),$5,426 and $2,088                                  (9,005)       7,651        2,944
-------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                      $ 142,015    $  73,651    $ 144,764
=============================================================================================================

See notes to consolidated financial statements.


Statement of Consolidated Retained Earnings
-------------------------------------------------------------------------------------------------------------
                                                                                (Thousands of Dollars)
                                                                         ------------------------------------
                                                                                   As of December 31,
                                                                         ------------------------------------
                                                                             1999        1998        1997
-------------------------------------------------------------------------------------------------------------
Balance at beginning of year                                              $  27,646    $ 172,682    $ 163,884
  Net income                                                                151,020       66,000      141,820
  Dividends declared                                                        138,735      211,036      133,022
-------------------------------------------------------------------------------------------------------------
  Balance at End of Year                                                  $  39,931    $  27,646    $ 172,682
=============================================================================================================

See notes to consolidated financial statements.


Notes to Consolidated Financial Statements

A. SUMMARY OF SIGNIFICANT
   ACCOUNTING POLICIES

Consolidation

  Duquesne Light Company is a wholly owned subsidiary of DQE, Inc., a multi-utility delivery and services company. Our one wholly owned subsidiary is Monongahela Light and Power Company, which makes long-term investments.

  We are engaged in the supply, transmission, distribution and sale of electric energy. On December 3, 1999, we completed a power station asset exchange with FirstEnergy Corp. This was the first phase of our Pennsylvania Public Utility Commission (PUC)-approved plan to divest our generation assets. We expect to complete this divestiture through the pending sale of our remaining generation assets to Orion Power Holdings, Inc. Final sale agreements must be approved by various regulatory agencies, including the PUC. We expect the sale to close in the second quarter of 2000. After that time, we expect to meet our energy supply obligations through a provider of last resort service agreement with Orion. (See "Restructuring Plan" discussion, Note E, on page 22.)

  All material intercompany balances and transactions have been eliminated in the preparation of the consolidated financial statements.

Basis of Accounting

  We are subject to the accounting and reporting requirements of the Securities and Exchange Commission (SEC). In addition, our electric utility operations are subject to regulation by the PUC, including regulation under the Pennsylvania Electricity Generation Customer Choice and Competition Act (Customer Choice Act), and the Federal Energy Regulatory Commission (FERC) under the Federal Power Act with respect to rates for interstate sales, transmission of electric power, accounting and other matters.

  As a result of the PUC's May 29, 1998, final order regarding our restructuring plan under the Customer Choice Act (see "Rate Matters," Note E, on page 22), the electricity supply segment of our business does not meet the criteria of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71). Pursuant to the PUC's final restructuring order, our generation-related regulatory assets are being recovered through a competitive transition charge (CTC) collected in connection with providing transmission and distribution services, and these assets have been reclassified accordingly. The balance of transition costs will be adjusted by receipt of the proceeds from the pending generation asset sale. The electricity delivery business segment continues to meet SFAS No. 71 criteria, and accordingly reflects regulatory assets and liabilities consistent with cost-based ratemaking regulations. The regulatory assets represent probable future revenue, because provisions for these costs are currently included, or are expected to be included, in charges to electric utility customers through the ratemaking process. (See "Rate Matters," Note E, on page 22.) These regulatory assets consist of a regulatory tax receivable, unamortized debt costs and deferred employee costs.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period also may be affected by the estimates and assumptions management is required to make. Actual results could differ from those estimates.

Energy Cost Rate Adjustment Clause

  Through the Energy Cost Rate Adjustment Clause (ECR), we previously recovered (by the amount that such expenses were not included in base rates) nuclear fuel, fossil fuel and purchased power expenses. Also through the ECR, we passed to our customers the profits from short-term power sales to other utilities. As a consequence of the PUC's final order regarding our restructuring plan, such costs are no longer recoverable through the ECR. Instead, effective May 29, 1998 (the date of the PUC's final restructuring order), such costs are expensed as incurred and thus impact net income. (See "Restructuring Plan" discussion, Note E, on page 22.)

Revenues from Utility Sales

  We provide service to approximately 580,000 direct customers in southwestern Pennsylvania (including in the City of Pittsburgh), a territory of approximately 800 square miles. We have also historically sold electricity to other utilities, and will continue to do so until the generation asset sale is complete. (See "Restructuring Plan" discussion, Note E, on page 22.) Our meters are read monthly and electric utility customers are billed on the same basis. Revenues are recorded in the accounting periods for which they are billed, with the exception of energy cost recovery revenues. (See "Energy Cost Rate Adjustment Clause" discussion above.)

Maintenance

  Effective January 1, 1999, as a result of the PUC's final restructuring order, all electric utility maintenance costs are expensed as incurred. Historically, incremental maintenance costs incurred for refueling outages at our nuclear units (which all were acquired by FirstEnergy in December 1999) were deferred for amortization over the period between refueling outages (generally 18 months). We would accrue, over the periods between outages, anticipated costs for scheduled major fossil generating station outages. Maintenance costs incurred for non-major scheduled outages and for forced outages were charged to expense as such costs were incurred.

Depreciation and Amortization

  Depreciation of property, plant and equipment is recorded on a straight-line basis over the estimated remaining useful lives of properties. Amortization of gas reserve investments and depreciation of related property are calculated on a units of production method over the total estimated gas reserves. Amortization of interests in affordable housing partnerships is based upon a method that approximates the equity method; amortization of certain other leases is on the basis of benefits recorded over the lives of the investments. Depreciation and amortization of other properties are calculated on various bases. Amortization of transition costs represents the difference between CTC revenues billed to customers and the allowed return on our unrecovered net transition cost balance (11 percent pre-tax).

  In 1998 and 1997, we recorded nuclear decommissioning costs under the category of depreciation and amortization expense, and accrued a liability, equal to that amount, for nuclear decommissioning expense. In 1999, these costs are included in transition cost amortization. On the consolidated balance sheet, in 1998 the decommissioning trusts have been reflected in other long-term investments, and the related liability has been recorded as other non-current liabilities. Historically, trust fund earnings increased the fund balance and the recorded liability. Fully funded trust funds and decommissioning liability were transferred to FirstEnergy in the power station exchange. (See "Power Station Exchange" discussion, Note E, on page 23.)

Income Taxes

  We use the liability method in computing deferred taxes on all differences between book and tax bases of assets. These book/tax differences occur when events and transactions recognized for financial reporting purposes are not recognized in the same period for tax purposes. The deferred tax liability or asset is also adjusted in the period of enactment for the effect of changes in tax laws or rates.

  For the electricity delivery business segment, we recognize a regulatory asset for the deferred tax liabilities that are expected to be recovered from customers through rates. (See "Rate Matters," Note E, and "Income Taxes," Note G, on pages 22 and 24.) Reversals of accumulated deferred income taxes are included in income tax expense.

  Investment tax credits (ITC) related to the electricity delivery business segment generally were deferred. These prior credits are subsequently reflected, over the lives of the related assets, as reductions to income tax expense.

Other Operating Revenues and Other Income

  Other operating revenues include non-kilowatt-hour (KWH) electric utility revenues from the joint owners of Beaver Valley Units 1 and 2 for their share of the administrative and general costs of operating those units (both of which are now wholly owned by FirstEnergy following the power station exchange). Other income primarily is made up of income from long-term investments entered into by our subsidiary, and from short-term investments. The income is separated from other revenues as the investment income does not result from operating activities.

Property, Plant and Equipment

  The asset values of our utility properties are stated at original construction cost, which includes related payroll taxes, pensions and other fringe benefits, as well as administrative costs. Also included in original construction cost is an allowance for funds used during construction (AFC), which represents the estimated cost of debt and equity funds used to finance construction.

  Additions to, and replacements of, property units are charged to plant accounts. Maintenance, repairs and replacement of minor items of property are recorded as expenses when they are incurred. The costs of electricity delivery business segment properties that are retired (plus removal costs and less any salvage value) are charged to accumulated depreciation and amortization.

  The asset values of the electricity supply business segment properties were written down to market value in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in conjunction with the PUC's final restructuring order.

 Substantially all of the electric utility properties are subject to a first mortgage lien.

Temporary Cash Investments

  Temporary cash investments are short-term, highly liquid investments with original maturities of three or fewer months. They are stated at market, which approximates cost. We consider temporary cash investments to be cash equivalents.

Stock-Based Compensation

  We account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of DQE common stock at the date of the grant over the amount any employee must pay to acquire the stock. Compensation cost for stock appreciation rights is recorded based on the quoted market price of the stock at the end of the year.

Reclassification

  The 1998 and 1997 consolidated financial statements have been reclassified to conform with 1999 presentation.

Recent Accounting Pronouncement

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. We are evaluating the impact on our financial statements and disclosures.

B. CHANGES IN WORKING CAPITAL
   OTHER THAN CASH

Changes in Working Capital Other than Cash
(Net of Dispositions and Acquisitions)
for the Year Ended December 31,

-----------------------------------------------------------------------------------
                                                    (Thousands of Dollars)
                                            ---------------------------------------
                                               1999           1998          1997
-----------------------------------------------------------------------------------
Receivables                                 $ (1,695)      $ (3,981)      $(16,330)
Materials and supplies                        37,128        (10,943)        (1,740)
Other current assets                         (26,567)          (192)         1,350
Accounts payable                             (13,132)        29,400         (8,048)
Other current liabilities                    (23,270)        22,016          5,336
-----------------------------------------------------------------------------------
    Total                                   $(27,536)      $ 36,300       $(19,432)
===================================================================================

C. PROPERTY, PLANT AND EQUIPMENT

  Following the power station exchange with FirstEnergy, we own the operating generating units listed in the following table. We anticipate selling all of these units to Orion in the second quarter of 2000. (See "Rate Matters," Note E, below.)


Generating Units
-----------------------------------------------------------------------------------
                                                    Generating              Fuel
Unit                                                Capability             Source
                                                    (Megawatts)
-----------------------------------------------------------------------------------
Cheswick                                                570                Coal
Elrama Units 1,2,3 and 4                                487                Coal
Brunot Island Units 1a,1b,1c,2a,2b and 3                234                Fuel Oil
Avon Lake Units 6,7,9 and 10 (a)                        739                Coal
New Castle Units 3,4,5, A and B (a)                     338                Coal
Niles Units 1,2 and A (a)                               246                Coal
-----------------------------------------------------------------------------------
    Total Generating Units                            2,614
===================================================================================

(a) Acquired from FirstEnergy in the December 3, 1999 power station exchange.

  Orion also will acquire our ownership interest in cold-reserved generating units at Brunot Island Unit 4 and Phillips Power Station, with a combined capacity of approximately 450 MW.

D. LONG-TERM INVESTMENTS

  At December 31, 1999 and 1998, the fair market value of our investment in DQE common stock was $52.5 million and $69.1 million, respectively. At December
31, 1999 and 1998, the cost of our investment in DQE common stock was $30.8 million and $32.0 million, respectively.

  We make equity investments in affordable housing. At December 31, 1999, we had investments in three affordable housing developments.

  Deferred income primarily relates to our lease investments and certain gas reserve investments. Deferred amounts will be recognized as income over the lives of the underlying lease investments over periods generally not exceeding 15 years.

E. RATE MATTERS

Competition and the Customer Choice Act

  Under Pennsylvania ratemaking practice, regulated electric utilities were granted exclusive geographic franchises to sell electricity, in exchange for making investments and incurring obligations to serve customers under the then-existing regulatory framework. Through the ratemaking process, those prudently incurred costs were recovered from customers, along with a return on the investment. Additionally, certain operating costs were approved for deferral for future recovery from customers (regulatory assets). As a result of this process, utilities had assets recorded on their balance sheets at above-market costs, thus creating transition costs.

  The Customer Choice Act (effective January 1, 1997) enables Pennsylvania's electric utility customers to purchase electricity at market prices from a variety of electric generation suppliers (customer choice). As of January 2000, all customers have customer choice. As of February 29, 2000, approximately 23 percent of our customers had chosen alternative generation suppliers, representing approximately 30 percent of our non-coincident peak load. Customers who have chosen an electricity generation supplier other than us pay that supplier for generation charges, and pay us the CTC (discussed below) and charges for transmission and distribution. Customers who continue to buy their generation from us pay for their service at current regulated tariff rates divided into generation, transmission and distribution charges, and the CTC. Electricity delivery (including transmission, distribution and customer service) remains regulated in substantially the same manner as under historical regulation.

Rate Cap

  An overall four-and-one-half-year rate cap from January 1, 1997, was originally imposed on the transmission and distribution charges of Pennsylvania electric utility companies under the Customer Choice Act. As part of a settlement regarding recovery of deferred fuel costs (discussed below), we have agreed to extend this rate cap for an additional six months through the end of 2001.

Provider of Last Resort

  We are required not only to deliver electricity, but also to serve as the provider of last resort for all customers in our service territory. As the provider of last resort, we must provide electricity for any customer who cannot or does not choose an alternative electric generation supplier, or whose supplier fails to deliver. While collecting the CTC, we may charge only PUC-approved rates for the supply of electricity as the provider of last resort. As part of the pending generation asset sale, Orion has agreed to supply us, under a provider of last resort service agreement, with all of the electric energy necessary to satisfy our provider of last resort obligations during the CTC collection period. Under the Customer Choice Act, after the CTC collection period we anticipate that we will supply electricity at market prices to fulfill our provider of last resort obligations.

Restructuring Plan

  In its May 29, 1998, final restructuring order, the PUC determined that we should recover most of the above-market costs of our generation assets, including plant and regulatory assets, through the collection of the CTC from electric utility customers. The $1.49 billion of transition costs, net of tax, was originally to be recovered over a seven-year period ending in 2005. However, by applying expected net proceeds of the pending generation asset sale to Orion to reduce transition costs, we currently anticipate early termination of the CTC collection period in 2001 for most major rate classes. In addition, the transition costs as reflected on the consolidated balance sheet are being amortized over the same period that the CTC revenues are being recognized. We are allowed to earn an 11 percent pre-tax return on the unrecovered, net of tax balance of transition costs, as adjusted following the generation asset sale.

  As part of our restructuring plan filing, we requested recovery of $11.5 million ($6.7 million, net of tax) through the CTC for energy costs previously deferred under the ECR. Recovery of this amount was approved in the PUC's final restructuring order. We also requested recovery of an additional $31.2 million ($18.2 million, net of tax) in deferred fuel costs. Although the PUC initially denied recovery of this additional amount, on October 26, 1999, we reached a settlement on this issue with the Pennsylvania Office of the Consumer Advocate which would permit recovery of the entire $42.7 million ($24.9 million, net of tax) in deferred fuel costs. The PUC approved this settlement on February
11, 2000.

  On December 18, 1998, the PUC approved our auction plan, which included an auction of our provider of last resort service obligations, as well as an agreement to carry out the power station exchange with FirstEnergy.

  Power Station Exchange. On December 3, 1999, we completed the exchange of our partial interests in five power plants for three wholly owned power plants of subsidiaries of FirstEnergy. We received three fossil-powered plants (located in Avon Lake and Niles, Ohio, and in New Castle, Pennsylvania) having an aggregate net demonstrated capacity of 1,323 MW. The ownership interests transferred by us included our interests in the nuclear-powered Beaver Valley, Pennsylvania and Perry, Ohio plants, and the fossil-powered Bruce Mansfield, Pennsylvania and Sammis and Eastlake, Ohio plants, having an aggregate net demonstrated capacity of 1,435 MW. Along with ownership of the nuclear-powered plants, FirstEnergy assumed the decommissioning liability for Beaver Valley and Perry, in exchange for the fully funded balance in decommissioning trust funds we previously maintained. During 1999, we funded approximately $60 million into the decommissioning trusts. These amounts, which were collected through the CTC during the year, brought the fund balances to approximately $122 million. In connection with the power station exchange, we terminated the Beaver Valley Unit 2 lease in the fourth quarter of 1999. (See "Leases," Note H, on page 24.)

   Auction Plan. On September 24, 1999, we entered into definitive agreements with the winning auction bidder, Orion, pursuant to which Orion will purchase our wholly owned Cheswick, Elrama, Phillips and Brunot Island power stations, and the stations received from FirstEnergy in the power station exchange, for approximately $1.71 billion (estimated to be $1.1 billion, net of tax and transaction expenses). Under a provider of last resort service agreement, Orion will supply us with all of the electric energy necessary to satisfy our obligations to our customers who have not chosen an alternative electric generation supplier. This agreement, which expires upon our final collection of the CTC, in general effectively transfers to Orion the financial risks and rewards associated with our provider of last resort obligations. While we retain the collection risk for the electricity sales, a component of our regulated delivery rates is designed to cover the cost of a normal level of uncollectible accounts. We and Orion are currently discussing an extension of this provider of last resort arrangement beyond the final CTC collection.

  The Orion transactions must be approved by various regulatory agencies, including the PUC, the FERC, and the Federal Trade Commission. We currently expect the sale to close in the second quarter of 2000. The final accounting for the sale proceeds remains subject to PUC approval. Through December 31, 1999, we have deferred approximately $219 million of costs related to the power station exchange and the asset sale. Additional divestiture-related costs will be deferred as incurred. We expect to fully recover these costs through the divestiture process; however, any disallowed costs will be written off.

  Until the divestiture is complete, we are required to use an interim CTC and price to compare for each rate class (approximately 2.9 cents per KWH on average for the CTC, and approximately 3.8 cents per KWH on average for the price to compare).

Termination of the AYE Merger

  On October 5, 1998, DQE announced its unilateral termination of the merger agreement with Allegheny Energy, Inc. (AYE). AYE filed suit in the United States District Court for the Western District of Pennsylvania, seeking to compel DQE to proceed with the merger, or in the alternative seeking an unspecified amount of money damages. After holding a trial from October 20 through 28, 1999, the District Court ruled on December 3, 1999, that DQE had properly terminated the merger agreement without breach, and granted judgment in DQE's favor on all claims and all requests for injunctive relief. On December 14, 1999, AYE appealed this ruling to the Third Circuit. Argument was heard on March 9, 2000, and a decision is pending. We cannot determine the ultimate outcome of AYE's appeal at this time.

F. SHORT-TERM BORROWING AND
   REVOLVING CREDIT ARRANGEMENTS

  We maintain a $225 million revolving credit agreement expiring in September 2000. We have the option to convert the revolver into a term loan facility for a period of two years for any amounts then outstanding upon expiration of the revolving credit period. Interest rates can, in accordance with the option selected at the time of the borrowing, be based on one of several indicators, including prime, Eurodollar, or certificate of deposit rates. Facility fees are based on the unborrowed amount of the commitment. At December 31, 1999 and 1998, no borrowings were outstanding. At year-end, we had $136.6 million of commercial paper borrowings outstanding. During 1999, the maximum amount of bank loans and commercial paper borrowings outstanding was $163.1 million, the amount of average daily borrowings was $19.4 million, and the weighted average daily interest rate was 5.6 percent. In the fourth quarter of 1999, we issued $290 million of first mortgage bonds with a one-year term, callable in May 2000. The interest rate on the bonds is 6.53 percent.

G. INCOME TAXES

  We file consolidated tax returns with DQE and other companies in the affiliated group. The annual federal corporate income tax returns have been audited by the Internal Revenue Service (IRS) and are closed for the tax years through 1992. The IRS is auditing our 1993 through 1997 returns, and the tax years 1998 and 1999 remain subject to IRS review. We do not believe that final settlement of the federal income tax returns for the years 1993 through 1999 will have a materially adverse effect on our financial position, results of operations or cash flows.

Deferred Tax Assets (Liabilities) at December 31,
-----------------------------------------------------------------------------------
                                                        (Thousands of Dollars)
                                                   --------------------------------
                                                      1999                  1998
-----------------------------------------------------------------------------------
Long-term investments                              $   75,275            $  196,184
Mine closing costs                                     20,460                16,546
Unbilled revenue                                       12,475                16,589
Unamortized ITC                                         9,215                 9,990
Beaver Valley lease liability                              --               167,440
Other                                                  74,237                67,611
-----------------------------------------------------------------------------------
  Deferred tax assets                                 191,662               474,360
-----------------------------------------------------------------------------------
Transition costs                                     (600,997)             (837,567)
Depreciation                                         (244,628)             (285,783)
Regulatory assets                                     (76,091)              (65,425)
Deferred energy costs                                 (17,379)              (17,379)
Reacquired debt costs                                 (13,244)              (12,976)
-----------------------------------------------------------------------------------
  Deferred tax liabilities                           (952,339)           (1,219,130)
-----------------------------------------------------------------------------------
    Net                                            $ (760,677)           $ (744,770)
===================================================================================


Income Taxes
-----------------------------------------------------------------------------------
                                                   (Thousands of Dollars)
                                           ----------------------------------------
                                                   Year Ended December 31,
                                           ----------------------------------------
                                             1999           1998            1997
-----------------------------------------------------------------------------------
Currently payable:
  Federal                                  $ 95,815       $ 93,493         $ 98,843
  State                                      28,453         25,599           28,608
Deferred - net:
  Federal                                   (25,130)       (31,642)         (42,712)
  State                                      (8,048)         2,211             (152)
ITC deferred - net                           (2,844)        (7,166)          (7,804)
-----------------------------------------------------------------------------------
    Total Included in
    Operating Expenses                     $ 88,246       $ 82,495         $ 76,783
-----------------------------------------------------------------------------------
Included in other
income and deductions:
  Federal                                  $(35,991)      $(62,409)        $(39,536)
  State                                        (490)          (757)            (575)
Deferred - net:
  Federal                                    48,623         73,968           43,672
  State                                          --             --               --
ITC                                             (23)        (3,220)            (616)
-----------------------------------------------------------------------------------
    Total Included in
    Other Income and
    Deductions                               12,119          7,582            2,945
-----------------------------------------------------------------------------------
    Total Income Tax Expense               $100,365       $ 90,077         $ 79,728
===================================================================================

  Total income taxes differ from the amount computed by applying the statutory federal income tax rate to income before income taxes, as set forth in the following table.

Income Tax Expense Reconciliation
-----------------------------------------------------------------------------------
                                                   (Thousands of Dollars)
                                           ----------------------------------------
                                                   Year Ended December 31,
                                           ----------------------------------------
                                             1999           1998            1997
-----------------------------------------------------------------------------------
Federal taxes at
  statutory rate (35%)                    $  87,985      $  83,519        $  77,542
Increase (decrease) in
  taxes resulting from:
    State income taxes                       12,945         16,639           18,595
    Investment tax benefits                    (270)          (641)          (7,734)
    Amortization of
     deferred ITC                            (2,867)       (10,385)          (8,420)
    Other                                     2,572            945             (255)
-----------------------------------------------------------------------------------
    Total Income
      Tax Expense                         $ 100,365      $  90,077        $  79,728
===================================================================================


H. LEASES

  We lease office buildings, computer equipment, and other property and equipment. For most of 1999, we also leased nuclear fuel and a portion of Beaver Valley Unit 2.

Capital Leases at December 31,
-----------------------------------------------------------------------------------
                                                           (Thousands of Dollars)
                                                         --------------------------
                                                            1999             1998
-----------------------------------------------------------------------------------
Nuclear fuel                                               $    --         $100,756
Electric plant                                              19,632           19,923
Other                                                        6,366            2,695
-----------------------------------------------------------------------------------
  Total                                                     25,998          123,374
Less: Accumulated amortization                              (7,649)         (63,604)
-----------------------------------------------------------------------------------
   Capital Leases - Net (a)                                $18,349         $ 59,770
===================================================================================

(a) Includes $1,746 in 1999 and $2,037 in 1998 of capital leases with associated obligations retired.

  In 1987, we sold and leased back our 13.74 percent interest in Beaver Valley Unit 2; the sale was exclusive of transmission and common facilities. In conjunction with the PUC restructuring order, it was determined that costs related to the lease were transition costs to be recovered through the CTC. We terminated the lease in connection with the power station exchange with FirstEnergy. The lease liability recorded on the consolidated balance sheet was eliminated; however, the underlying collateralized lease bonds ($359.2 million upon lease termination) became our obligation, and are now recorded as debt on the consolidated balance sheet. (See "Power Station Exchange" discussion, Note E, on page 23.)

Summary of Rental Expense
-----------------------------------------------------------------------------------
                                                   (Thousands of Dollars)
                                           ----------------------------------------
                                                   Year Ended December 31,
                                           ----------------------------------------
                                             1999           1998            1997
-----------------------------------------------------------------------------------
Operating leases                            $51,723        $57,324         $ 60,684
Amortization of capital leases               18,889         12,943           16,847
Interest on capital leases                    2,942          4,386            3,435
-----------------------------------------------------------------------------------
    Total Rental Payments                   $73,554        $74,653         $ 80,966
===================================================================================

Future Minimum Lease Payments
-----------------------------------------------------------------------------------
                                                           (Thousands of Dollars)
                                                         --------------------------
                                                          Operating         Capital
Year Ended December 31,                                    Leases           Leases
-----------------------------------------------------------------------------------

2000                                                       $11,160         $  4,535
2001                                                        11,102            4,036
2002                                                        10,991            4,014
2003                                                         2,551            3,446
2004                                                         1,916            2,914
2005 and thereafter                                             --           14,168
-----------------------------------------------------------------------------------
    Total                                                  $37,720         $ 33,113
-----------------------------------------------------------------------------------
Less: Amount representing interest                                          (16,510)
-----------------------------------------------------------------------------------
    Present value (a)                                                      $ 16,603
===================================================================================

(a) Includes current obligations of $.07 million at December 31, 1999.

  Future minimum lease payments for operating leases are related principally to certain corporate offices. Future minimum lease payments for capital leases are related principally to building leases.

  Future payments due to us as of December 31, 1999, under subleases of certain corporate office space, are approximately $6.1 million in 2000, $6.1 million in 2001 and $6.6 million thereafter.

I. COMMITMENTS AND CONTINGENCIES

  We anticipate completing the divestiture of our generation assets through the pending generation asset sale to Orion in the second quarter of 2000. Certain obligations related to the divested assets will be transferred to Orion upon completion of that sale. (See "Restructuring Plan" discussion, Note E, on page 22.)

Construction

  We estimate that we will spend, excluding AFC, approximately $85 million (including $5 million relating to generation), $75 million and $75 million in 2000, 2001 and 2002 for electric utility construction.

Employees

  We are a party to a labor contract expiring in September 2001 with the International Brotherhood of Electrical Workers (IBEW), which represents the majority of our employees. The contract provides, among other things, employment security, income protection and, in September 2000, a 3 percent wage increase. We have agreed with the IBEW on a package of additional benefits and protections for union employees affected by the divestiture of generation assets.

  In connection with the power station exchange with FirstEnergy and the pending generation asset sale to Orion, we developed early retirement programs and enhanced available separation packages for eligible IBEW and management employees. We expect to recover related costs through the sale proceeds.

Other

  In 1992, the Pennsylvania Department of Environmental Protection (DEP) issued Residual Waste Management Regulations governing the generation and management of non-hazardous residual waste, such as coal ash. We have assessed our residual waste management sites, and the DEP has approved our compliance strategies. We incurred capital costs of $0.5 million in 1999 to comply with these DEP regulations. We expect the capital cost of compliance to be approximately
$5.0 million over the next two years with respect to sites we will continue to own after the generation asset sale. We are seeking to recover these costs through the generation asset sale proceeds.

  Our current estimated liability for closing Warwick Mine, including final site reclamation, mine water treatment and certain labor liabilities, is $49.3 million. We have recorded a liability for this amount on the consolidated balance sheet.

  We are involved in various other legal proceedings and environmental matters. We believe that such proceedings and matters, in total, will not have a materially adverse effect on our financial position, results of operations or cash flows.

J. LONG-TERM DEBT

Long-Term Debt at December 31,
--------------------------------------------------------------------------------------------------------------
                                                                                   (Thousands of Dollars)
                                                                              --------------------------------
                                           Interest                                  Principal Outstanding
                                             Rate              Maturity           1999               1998
--------------------------------------------------------------------------------------------------------------
First mortgage bonds (a)                 6.450%-8.375%        2003-2038       $  643,000 (b)     $ 743,000 (c)

Pollution control notes                 Adjustable (d)        2009-2030          417,985            417,985

Collateralized lease bonds                  8.70%             2001-2016          350,162 (e)             --

Sinking fund debentures                     5.00%               2010               2,791              2,791

Less: Unamortized debt discount and
 premium - net                                                                    (3,184)            (3,428)
--------------------------------------------------------------------------------------------------------------
Total Long-Term Debt                                                          $1,410,754         $1,160,348
==============================================================================================================

(a) Includes $100 million of first mortgage bonds not callable until 2003. Redemption prices for 2000 range from par to a premium of 4.92%.

(b) Excludes $390 million related to current maturities during 2000, of which $290 million were first mortgage bonds issued in November 1999.

(c)  Excludes $75.0 million related to current maturities during 1999.

(d) The pollution control notes have adjustable interest rates. The interest rates at year-end averaged 3.8 percent in 1999 and 3.9 percent in 1998.

(e)  Excludes $9.1 million related to current maturities during 2000.

  At December 31, 1999, sinking fund requirements and maturities of long-term debt outstanding for the next five years were $109.1 million in 2000, $9.1 million in 2001, $10.6 million in 2002, $115.2 million in 2003, and $117.1 million in 2004.

  Total interest and other charges were $118.7 million in 1999, $80.2 million in 1998 and $85.8 million in 1997. Interest costs attributable to debt were $84.3 million, $82.4 million and $88.2 million in 1999, 1998 and 1997, respectively. Of these amounts, $0.8 million in 1999, $2.2 million in 1998 and $2.3 million in 1997 were capitalized as AFC. Debt discount or premium and related issuance expenses are amortized over the lives of the applicable issues. Other interest in 1999 also includes $35.2 million related to the Beaver Valley Unit 2 lease expense, previously classified as other operating expenses.

  At December 31, 1999, the fair value of long-term debt, including current maturities and sinking fund requirements, estimated on the basis of quoted market prices for the same or similar issues, or current rates offered for debt of the same remaining maturities, was $1,796.7 million. The principal amount included in the consolidated balance sheet is $1,813.0 million.

  At December 31, 1999 and 1998, we were in compliance with all of our debt covenants.

K. PREFERRED AND PREFERENCE STOCK

Preferred and Preference Stock at December 31,
-----------------------------------------------------------------------------------------------------------
                                                                        (Thousands of Dollars)
                                                           ------------------------------------------------
                                                                    1999                      1998
                                               Call Price  ------------------------------------------------
                                               Per Share     Shares      Amount        Shares      Amount
Preferred Stock Series:
 3.75% (a)                                       $51.00       148,000    $  7,407       148,000    $  7,407
 4.00% (a)                                        51.50       549,709      27,486       549,709      27,486
 4.10% (a)                                        51.75       119,860       6,012       119,860       6,012
 4.15% (a)                                        51.73       132,450       6,643       132,450       6,643
 4.20% (a)                                        51.71       100,000       5,021       100,000       5,021
$2.10 (a)                                         51.84       159,000       8,039       159,000       8,039
 9.00% (b)                                           --            10       3,000            10       3,000
 8.375% (c)                                          --     6,000,000     150,000     6,000,000     150,000
 6.5% (d)                                            --            15       1,500            15       1,500
-----------------------------------------------------------------------------------------------------------
    Total Preferred Stock                                                 215,108                   215,108
-----------------------------------------------------------------------------------------------------------
Preference Stock Series:
Plan Series A (e)                                 36.06       752,018      25,279       779,394      26,914
-----------------------------------------------------------------------------------------------------------
Deferred ESOP benefit                                                     (10,875)                  (14,240)
-----------------------------------------------------------------------------------------------------------
    Total Preferred and Preference Stock                                 $229,512                  $227,782
===========================================================================================================

(a) 4,000,000 authorized shares; $50 par value; cumulative; $50 per share involuntary liquidation value

(b) 500 authorized shares; $300,000 par value; these shares were redeemed at par value on March 2, 2000

(c) Cumulative Monthly Income Preferred Securities, Series A (MIPS); 6,000,000 authorized shares; $25 involuntary liquidation value

(d) 1,500 authorized shares; $100,000 par value; $100,000 involuntary liquidation value; holders entitled to 6.5 percent annual dividend each September

(e) Preference stock: 8,000,000 authorized shares; $1 par value; cumulative $35.50 per share involuntary liquidation value; non-redeemable

  In May 1996, Duquesne Capital L.P. (Duquesne Capital), a special-purpose limited partnership of which we are the sole general partner, issued $150.0 million principal amount of 8-3/8 percent Monthly Income Preferred Securities
(MIPS) Series A, with a stated liquidation value of $25.00. The holders of MIPS are entitled to annual dividends of 8-3/8 percent, payable monthly. The sole assets of Duquesne Capital are our 8-3/8 percent debentures. These debt securities may be redeemed at our option on or after May 31, 2001. We have guaranteed the payment of distributions on, and redemption price and liquidation amount in respect of the MIPS, if Duquesne Capital has funds available for such payment from the debt securities. Upon maturity or prior redemption of such debt securities, the MIPS will be mandatorily redeemed.

  Holders of our preferred stock are entitled to cumulative quarterly dividends. If four quarterly dividends on any series of preferred stock are in arrears, holders of the preferred stock are entitled to elect a majority of our board of directors until all dividends have been paid. Holders of our preference stock are entitled to receive cumulative quarterly dividends, if dividends on all series of preferred stock are paid. If six quarterly dividends on any series of preference stock are in arrears, holders of the preference stock are entitled to elect two of our directors until all dividends have been paid. At December
31, 1999, we had made all dividend payments. Preferred and preference dividends included in interest and other charges were $16.5 million, $16.6 million and $16.6 million in 1999, 1998 and 1997. Total preferred and preference stock had involuntary liquidation values of $285.3 million and $278.4 million, which exceeded par by $26.9 million at December 31, 1999 and 1998.

  In December 1991, we established an Employee Stock Ownership Plan (ESOP) to provide matching contributions for a 401(k) Retirement Savings Plan for Management Employees. (See "Employee Benefits," Note M, on page 28.) We issued and sold 845,070 shares of preference stock, plan series A, to the trustee of the ESOP. As consideration for the stock, we received a note valued at $30 million from the trustee. The preference stock has an annual dividend rate of $2.80 per share, and each share of the preference stock is exchangeable for one and one-half shares of DQE common stock. At December 31, 1999, $10.9 million of preference stock issued in connection with the establishment of the ESOP had been offset, for financial statement purposes, by the recognition of a deferred ESOP benefit. Dividends on the preference stock and cash contributions from DQE are used to fund the repayment of the ESOP note. We were not required to make a cash contribution for 1998. We made cash contributions of approximately $0.2 million for 1999 and $1.1 million for 1997. These cash contributions were the difference between the ESOP debt service and the amount of dividends on ESOP shares ($2.1 million in 1999, $2.2 million in 1998 and $2.3 million in 1997). As shares of preference stock are allocated to the accounts of participants in the ESOP, we recognize compensation expense, and the amount of the deferred compensation benefit is amortized. We recognized compensation expense related to the 401(k) plans of $3.6 million in 1999, $1.6 million in 1998 and $3.2 million in 1997. Although outstanding preferred stock is generally callable on notice of not less than 30 days, at stated prices plus accrued dividends, the outstanding MIPS and preference stock are not currently callable. None of the remaining preferred or preference stock issues has mandatory purchase requirements.

L. EQUITY

  In July 1989, we became a wholly owned subsidiary of DQE, formed as a holding company. DQE common stock replaced outstanding shares of our common stock, except for 10 shares held by DQE.

  Payments of dividends on our common stock may be restricted by our obligations to holders of preferred and preference stock, pursuant to our Restated Articles of Incorporation, and by obligations of our subsidiaries to holders of their preferred securities. No dividends or distributions may be made on our common stock if we have not paid dividends or sinking fund obligations on our preferred or preference stock. Further, the aggregate amount of our common stock dividend payments or distributions may not exceed certain percentages of net income, if the ratio of total common shareholder's equity to total capitalization is less than specified percentages. Because DQE owns all of our common stock, if we cannot pay common dividends, DQE may not be able to pay dividends on its common stock or DQE Preferred Stock. No part of our retained earnings was restricted at December 31, 1999.

  Effective December 31, 1998, we adopted SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. The objective of the statement is to report a measure of all changes in equity of a business enterprise that result from recognized transactions and other economic events of the period, other than transactions with owners in their capacity as owners (comprehensive income).

Accumulated Other Comprehensive Income
Balances as of December 31,
--------------------------------------------------------------------------------
                                                     (Thousands of Dollars)
                                                   -----------------------------
                                                     1999                 1998
--------------------------------------------------------------------------------
January 1                                          $21,697               $14,046
Unrealized gains (losses), net                      (9,005)                7,651
--------------------------------------------------------------------------------
    December 31                                    $12,692               $21,697
================================================================================

M. EMPLOYEE BENEFITS

Pension and Postretirement Benefits

  We maintain retirement plans to provide pensions for all eligible employees. Upon retirement, an eligible employee receives a monthly pension based on his or her length of service and compensation. The cost of funding the pension plan is determined by the unit credit actuarial cost method. Our policy is to record this cost as an expense and to fund the pension plans by an amount that is at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, but which does not exceed the maximum tax-deductible amount for the year. Pension costs charged to expense or construction were $11.2 million for 1999, $12.0 million for 1998 and $12.7 million for 1997.

  In 1999, we offered an early retirement program for certain employees affected by the generation asset divestiture. The total increase in the projected benefit obligation to the retirement plans is estimated to be $29.4 million. Of this amount, $17.4 million is recognized as special termination benefits in the table on page 29. The remaining $12.0 million is reflected in the unrecognized actuarial gain/loss account in the table.

  In addition to pension benefits, we provide certain health care benefits and life insurance for some retired employees. Participating retirees make contributions, which may be adjusted annually, to the health care plan. The life insurance plan is non-contributory. Health care benefits terminate when covered individuals become eligible for Medicare benefits or reach age 65, whichever comes first. We fund actual expenditures for obligations under the plans on a "pay-as-you-go" basis. We have the right to modify or terminate the plans.

  We accrue the actuarially determined costs of the aforementioned postretirement benefits over the period from the date of hire until the date the employee becomes fully eligible for benefits. We have elected to amortize the transition obligation over a 20-year period.

  We sponsor several qualified and nonqualified pension plans and other postretirement benefit plans for our employees. The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of plan assets over the two-year period ending December 31, 1999, a statement of the funded status as of December 31, 1999 and 1998, and summary of assumptions used in the measurement of our benefit obligation:

Funded Status of the Pension and Postretirement Benefit Plans at December 31,
-------------------------------------------------------------------------------------------------------
                                                                   (Thousands of Dollars)
                                                      -------------------------------------------------
                                                              Pension                Postretirement
                                                      -------------------------------------------------
                                                          1999         1998         1999         1998
-------------------------------------------------------------------------------------------------------
Change in benefit obligation:
  Benefit obligation at beginning of year              $ 605,597    $ 554,302    $  46,358    $  46,330
  Service cost                                            14,374       14,042        1,800        1,832
  Interest cost                                           39,929       37,723        3,100        3,078
  Actuarial (gain) loss                                  (77,348)      26,231        4,206       (3,003)
  Benefits paid                                          (29,533)     (26,592)      (2,306)      (1,879)
  Plan amendments                                             --           --           --           --
  Curtailments                                             8,372           --        4,400           --
  Settlements                                                (41)        (109)          --           --
  Special termination benefits                            17,376           --           --           --
-------------------------------------------------------------------------------------------------------
    Benefit obligation at end of year                    578,726      605,597       57,558       46,358
-------------------------------------------------------------------------------------------------------

Change in plan assets:
  Fair value of plan assets at beginning of year         681,244      605,457           --           --
  Actual return on plan assets                            92,331       91,561           --           --
  Employer contributions                                      --       10,706           --           --
  Benefits paid                                          (29,420)     (26,480)          --           --
-------------------------------------------------------------------------------------------------------
    Fair value of plan assets at end of year             744,155      681,244           --           --
-------------------------------------------------------------------------------------------------------

  Funded status                                          165,429       75,647      (57,558)     (46,358)
  Unrecognized net actuarial (gain) loss                (285,795)    (173,974)       5,108       (1,795)
  Unrecognized prior service cost                         32,022       36,285           --           --
  Unrecognized net transition obligation                   8,109       10,227       21,227       23,607
-------------------------------------------------------------------------------------------------------
    Accrued benefit cost                               $ (80,235)   $ (51,815)   $ (31,223)   $ (24,546)
=======================================================================================================


Weighted-Average Assumptions as of December 31,
-------------------------------------------------------------------------------------------------------
                                                              Pension                Postretirement
                                                      -------------------------------------------------
                                                          1999         1998         1999         1998
-------------------------------------------------------------------------------------------------------
Discount rate used to determine projected
  benefits obligation                                       7.50%        6.50%        7.50%        6.50%
Assumed rate of return on plan assets                       7.50%        7.50%          --           --
Assumed change in compensation levels                       4.25%        4.25%          --           --
Ultimate health care cost trend rate                          --           --         6.00%        5.00%

  All of our plans for postretirement benefits, other than pensions, have no plan assets. The aggregate benefit obligation for those plans was $57.6 million as of December 31, 1999, and $46.4 million as of December 31, 1998. The accumulated postretirement benefit obligation comprises the present value of the estimated future benefits payable to current retirees, and a pro rata portion of estimated benefits payable to active employees after retirement.

  In 1999, we offered an early retirement program for certain employees affected by the generation asset divestiture. The total increase in the projected benefit obligation of the postretirement benefits is estimated to be $4 million. This increase is reflected in the unrecognized actuarial gain/loss account in the above table.

  Pension assets consist primarily of common stocks exclusive of DQE common stock, United States obligations and corporate debt securities.

Components of Net Pension Cost as of December 31,
-----------------------------------------------------------------------------------------------
                                                                    (Thousands of Dollars)
                                                             ----------------------------------
                                                                  1999       1998         1997
-----------------------------------------------------------------------------------------------
Components of net pension cost:
  Service cost                                                  $ 14,374   $ 14,043    $ 12,340
  Interest cost                                                   39,929     37,723      36,571
  Expected return on plan assets                                 (45,562)   (41,067)    (38,265)
  Amortization of unrecognized net transition obligation           1,759      1,812       1,812
  Amortization of prior service cost                               3,458      3,515       3,515
  Recognized net actuarial gain                                   (2,717)    (4,014)     (3,243)
-----------------------------------------------------------------------------------------------
  Net pension cost                                                11,241     12,012      12,730
  Curtailment cost                                                   (14)        --         477
  Settlement cost                                                     78        224         652
  Special termination benefits                                    17,376         --       5,409
-----------------------------------------------------------------------------------------------
    Net Pension Cost After Curtailments,
    Settlements and Special Termination Benefits                $ 28,681    $12,236   $  19,268
===============================================================================================

Components of Postretirement Cost as of December 31,
-----------------------------------------------------------------------------------------------
                                                                    (Thousands of Dollars)
                                                             ----------------------------------
                                                                  1999       1998         1997
-----------------------------------------------------------------------------------------------
Components of postretirement cost:
  Service cost                                                  $  1,799   $  1,832    $  1,603
  Interest cost                                                    3,099      3,078       3,048
  Amortization of unrecognized net transition obligation           1,642      1,687       1,686
-----------------------------------------------------------------------------------------------
  Net postretirement cost                                          6,540      6,597       6,337
  Curtailment cost                                                 2,443         --         218
-----------------------------------------------------------------------------------------------
    Net Postretirement Cost After Curtailments                  $  8,983   $  6,597    $  6,555
===============================================================================================

Effect of a One Percent Change in Health Care Cost Trend Rates as of December 31,1999
-----------------------------------------------------------------------------------------------
                                                                    (Thousands of Dollars)
                                                               --------------------------------
                                                                One Percent      One Percent
                                                                 Increase           Decrease
-----------------------------------------------------------------------------------------------
Effect on total of service and interest cost components of
  net periodic postretirement health care benefit cost            $  560            $   (485)
Effect on the health care component of the accumulated
  postretirement benefit obligation                               $5,787            $ (5,069)

Retirement Savings Plan and Other Benefit Options

  We sponsor separate 401(k) retirement plans for our management and IBEW-represented employees.

   The 401(k) Retirement Savings Plan for Management Employees provides that we match employee contributions to a 401(k) account up to a maximum of six percent of an employee's eligible salary. Our match consists of a $0.25 base match per eligible contribution dollar, and an additional $0.25 incentive match per eligible contribution dollar, if board-approved targets are achieved. In 1999, all management employees achieved their incentive targets. We are funding our matching contributions to the 401(k) Retirement Savings Plan for Management Employees with payments to an ESOP established in December 1991. (See "Preferred and Preference Stock," Note K, on page 27.)

   The 401(k) Retirement Savings Plan for IBEW Represented Employees provides that we will match employee contributions to a 401(k) account up to a maximum of four percent of an employee's eligible salary. Our match consists of a $0.25 base match per eligible contribution dollar and an additional $0.25 incentive match per eligible contribution dollar, if certain targets are met. In 1999, all bargaining unit employees achieved their incentive targets.

   DQE's shareholders have approved a long-term incentive plan through which we may grant management employees options to purchase, during the years 1987 through 2006, up to a total of 9.9 million shares of DQE common stock at prices equal to the fair market value of such stock on the dates the options were granted. At December 31, 1999, approximately 3.7 million of these shares were available for future grants. The following paragraph sets forth option information for all DQE affiliates under the plan, including Duquesne Light.

  As of December 31, 1999, 1998 and 1997, active grants totaled 1,031,434; 1,230,946 and 1,084,041 shares. Exercise prices of these options ranged from $17.5834 to $43.4375 at December 31, 1999; from $15.8334 to $43.4375 at December
31, 1998; and from $15.8334 to $33.7813 at December 31, 1997. Expiration dates of these grants ranged from 2001 to 2009 at December 31, 1999; from 2000 to 2008 at December 31, 1998; and from 2000 to 2007 at December 31, 1997. As of December 31, 1999, 1998 and 1997, stock appreciation rights (SARs) had been granted in connection with 933,014; 867,104 and 635,995 of the options outstanding. During 1999, 45,265 SARs were exercised; 254,225 options were exercised at prices ranging from $17.5834 to $35.0625; and 33,000 options were cancelled. During 1998, 233,532 SARs were exercised; 170,476 options were exercised at prices ranging from $15.8334 to $31.5625; and no options were cancelled. During
1997, 694,984 SARs were exercised; 638,494 options were exercised at prices ranging from $8.2084 to $30.75; and no options were cancelled. Of the active grants at December 31, 1999, 1998 and 1997, 132,105; 750,463; and 402,816 were not exercisable.

N. BUSINESS SEGMENTS AND RELATED INFORMATION

  We report our results by the following three principal business segments, determined by products, services and regulatory environment: (1) the transmission and distribution of electricity (electricity delivery business segment), (2) the supply of electricity (electricity supply business segment) and (3) the collection of transition costs (CTC business segment). We also report an "all other" category, which includes investments below the quantitative threshold for separate disclosure.

Business Segments as of December 31,
-------------------------------------------------------------------------------------------------------
                                                                (Millions of Dollars)
                                           ------------------------------------------------------------
                                            Electricity   Electricity               All        Consoli-
                                             Delivery       Supply       CTC       Other        dated
                                           ------------------------------------------------------------
1999
-------------------------------------------------------------------------------------------------------
Operating revenues                           $  338.6       $437.7    $  377.9    $  4.6      $1,158.8
Operating expenses                              192.1        416.4       107.5      10.7         726.7
Depreciation and amortization expense            46.0         26.3        95.6       4.5         172.4
-------------------------------------------------------------------------------------------------------
   Operating income (loss)                      100.5         (5.0)      174.8     (10.6)        259.7
Other income                                      0.6          7.4        (1.3)     15.8          22.5
Interest and other charges                       44.6         43.9        45.4       1.3         135.2
-------------------------------------------------------------------------------------------------------
   Earnings (loss) for common stock          $   56.5       $(41.5)   $  128.1    $  3.9      $  147.0
=======================================================================================================
Assets                                       $1,535.4       $425.7    $2,226.8    $ 93.5      $4,281.4
=======================================================================================================
Capital expenditures                         $   69.9       $ 30.4    $    --     $  --       $  100.3
=======================================================================================================


                                                                                     (Millions of Dollars)
                                                                    -------------------------------------------------------
                                                                     Electricity   Electricity        All         Consoli-
                                                                      Delivery        Supply         Other         dated
                                                                    -------------------------------------------------------
1998
---------------------------------------------------------------------------------------------------------------------------
Operating revenues                                                     $ 321.5      $   855.3       $   1.9       $ 1,178.7
Operating expenses                                                       183.7          579.6           7.1           770.4
Depreciation and amortization expense                                     46.1          158.1            --           204.2
---------------------------------------------------------------------------------------------------------------------------
    Operating income (loss)                                               91.7          117.6          (5.2)          204.1
Other income                                                               3.2           12.9          21.1            37.2
Interest and other charges                                                37.7           58.6           0.5            96.8
---------------------------------------------------------------------------------------------------------------------------
    Earnings for common stock before extraordinary item                   57.2           71.9          15.4           144.5
Extraordinary item, net of tax                                              --          (82.6)           --           (82.6)
---------------------------------------------------------------------------------------------------------------------------
    Earnings (loss) for common stock after extraordinary item        $    57.2      $   (10.7)      $  15.4       $    61.9
===========================================================================================================================
Assets                                                               $ 1,448.8      $ 2,711.5       $ 149.3       $ 4,309.6
===========================================================================================================================
Capital expenditures                                                 $    71.7      $    41.6       $   5.1       $   118.4
===========================================================================================================================


                                                                                     (Millions of Dollars)
                                                                    -------------------------------------------------------
                                                                     Electricity   Electricity        All         Consoli-
                                                                      Delivery        Supply         Other         dated
                                                                    -------------------------------------------------------
1997
---------------------------------------------------------------------------------------------------------------------------
Operating revenues                                                  $    316.9     $    859.0      $     --       $ 1,175.9
Operating expenses                                                       177.4          555.2           1.2           733.8
Depreciation and amortization expense                                     44.2          190.5            --           234.7
---------------------------------------------------------------------------------------------------------------------------
    Operating income (loss)                                               95.3          113.3          (1.2)          207.4
Other income                                                               5.2           11.0          16.6            32.8
Interest and other charges                                                38.6           63.8            --           102.4
---------------------------------------------------------------------------------------------------------------------------
    Earnings for common stock                                       $     61.9     $     60.5      $   15.4       $   137.8
===========================================================================================================================
Assets                                                              $  1,476.1     $  2,201.2      $  162.9       $ 3,840.2
===========================================================================================================================
Capital expenditures                                                $     57.6     $     32.8      $    3.3       $    93.7
===========================================================================================================================

O.  QUARTERLY FINANCIAL
    INFORMATION (UNAUDITED)

  The earnings in the following table include $.20 per share related to accounting for transition cost recovery. This increase primarily relates to synchronizing the beginning of the transition cost recovery period with the functional unbundling of customer bills and the application of specific customer rates to the collection of transition cost. The final PUC approval of our transition cost accounting is anticipated during the third quarter of 2000.

Summary of Selected Quarterly Financial Data (Thousands of Dollars)
---------------------------------------------------------------------------------------------------------------------------
[The quarterly data reflect seasonal weather variations in the electric utility's service territory.]

---------------------------------------------------------------------------------------------------------------------------
1999 (a)                                                    First Quarter   Second Quarter   Third Quarter  Fourth Quarter
---------------------------------------------------------------------------------------------------------------------------
Operating revenues                                               $281,976         $273,239        $336,165        $267,420
Operating income                                                   49,397           54,478          65,236          90,653
Net income                                                         35,868           28,576          37,040          49,536
===========================================================================================================================
1998 (a)                                                    First Quarter   Second Quarter   Third Quarter  Fourth Quarter
---------------------------------------------------------------------------------------------------------------------------
Operating revenues                                               $287,057         $287,333        $326,677        $277,679
Operating income                                                   48,984           45,818          63,181          46,103
Income before extraordinary item                                   36,300           30,560          48,243          33,445
Extraordinary item                                                     --          (82,548)             --              --
Net income after extraordinary item                                36,300          (51,988)         48,243          33,445
===========================================================================================================================

(a) Restated to conform with 1999 presentation.

SELECTED FINANCIAL DATA
----------------------------------------------------------------------------------------------------------------------------------
Amounts in Thousands of Dollars          1999            1998             1997            1996             1995           1994
----------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT ITEMS
Total operating revenues              $ 1,158,800     $ 1,178,746     $ 1,175,941      $ 1,187,407     $ 1,189,784     $ 1,180,624
Operating income                      $   259,764     $   204,086     $   207,385      $   222,079     $   246,637     $   236,556
Income before extraordinary item      $   151,020     $   148,548     $   141,820      $   149,860     $   151,070     $   147,449
Extraordinary item                    $       --      $   (82,548)    $        --      $        --     $   --          $        --
Net income after extraordinary item   $   151,020     $    66,000     $   141,820      $   149,860     $   151,070     $   147,449
Earnings for common stock
  before extraordinary item           $   147,022     $   144,512     $   137,798      $   145,815     $   145,750     $   141,403
Earnings for common stock
  after extraordinary item            $   147,022     $    61,964     $   137,798      $   145,815     $   145,750     $   141,403
----------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET ITEMS
Property, plant and equipment - net   $ 1,458,517     $ 1,447,299     $ 2,562,919      $ 2,717,473     $ 2,978,903     $ 3,068,519
Total assets                          $ 4,281,412     $ 4,309,626     $ 3,840,179      $ 3,897,086     $ 4,067,665     $ 4,149,867
----------------------------------------------------------------------------------------------------------------------------------
Capitalization:
Common stockholder's equity           $   798,674     $   868,500     $ 1,003,833      $   989,424     $ 1,131,334     $ 1,115,512
Non-redeemable preferred and
  preference stock                        229,512         227,782         226,503          223,072          70,966          95,345
Redeemable preferred and
  preference stock                             --              --              --               --              --              --
Long-term debt                          1,410,754       1,160,348       1,218,276        1,271,961       1,322,531       1,368,930
----------------------------------------------------------------------------------------------------------------------------------
Total capitalization                  $ 2,438,940     $ 2,256,630     $ 2,448,612      $ 2,484,457     $ 2,524,831     $ 2,579,787
----------------------------------------------------------------------------------------------------------------------------------

ITEM 9.   CHANGES IN AND DISAGREEMENTS
          WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE.

   None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE
          OFFICERS OF THE REGISTRANT.

  Information relating to our board of directors is set forth in Exhibit 99.2 hereto. The information is incorporated here by reference. Information relating to our executive officers is set forth in Part I of this Report under the caption "Executive Officers of the Registrant." Information relating to compliance with section 16(a) of the Securities Exchange Act of 1934 is set forth in Exhibit 99.1 hereto, and incorporated here by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

  The information relating to executive compensation is set forth in Exhibit 99.1, filed as part of this Report. The information is incorporated here by reference.

ITEM 12.  SECURITY OWNERSHIP OF
          CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.

  DQE is the beneficial owner and holder of all shares of our outstanding common stock, $1 par value, consisting of 10 shares as of February 29, 2000. Information relating to the ownership of equity securities of DQE and Duquesne Light by our directors and executive officers is set forth in Exhibit 99.1, filed as part of this Report. The information is incorporated here by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND
          RELATED TRANSACTIONS.

  None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
          SCHEDULES AND REPORTS ON FORM 8-K.

  (a)(1) The following information is set forth here in Item 8 (Consolidated Financial Statements and Supplementary Data) on pages 14 through 32 of this Report. The following financial statements and Report of Independent Auditors are incorporated here by reference:

Report of Independent Auditors.

 Statement of Consolidated Income for the Three Years Ended December 31, 1999.

 Consolidated Balance Sheet, December 31, 1998 and 1999.

 Statement of Consolidated Cash Flows for the Three Years Ended December
31, 1999.

 Statement of Consolidated Comprehensive Income for the Three Years Ended December 31, 1999.

 Statement of Consolidated Retained Earnings for the Three Years Ended December 31, 1999.

  Notes to Consolidated Financial Statements.

  (a)(2) The following financial statement schedule and the related Report of Independent Auditors are filed here as a part of this Report:

  Schedule for the Three Years Ended December 31, 1999:

  II - Valuation and Qualifying Accounts.

  The remaining schedules are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the financial statements or notes to the consolidated financial statements.

  (a)(3) Exhibits are set forth in the Exhibit Index below, incorporated here by reference. Documents other than those designated as being filed here are incorporated here by reference. Documents incorporated by reference to a DQE Annual Report on Form 10-K, a Quarterly Report on Form 10-Q or a Current Report on Form 8-K are at Securities and Exchange Commission File No. 1-10290. Documents incorporated by reference to a Duquesne Light Company Annual Report on Form 10-K, a Quarterly Report on Form 10-Q or a Current Report on Form 8-K are at Securities and Exchange Commission File No. 1-956. The Exhibits include the management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(10)(iii) of Regulation S-K.

  (b) We filed three reports on Form 8-K during the fiscal quarter ended December 31, 1999.

          A report was filed December 8, 1999, to report the judge's decision in favor of DQE in the AYE lawsuit regarding termination of the merger agreement. No financial statements were filed with this report.

          A report was filed December 20, 1999, to report the power station exchange with FirstEnergy Corporation. No financial statements were filed with this report.

          A report was filed December 27, 1999, to report certain earnings adjustments. No financial statements were filed with this report.

                                 Exhibits Index

Exhibit                                                                               Method of
No.                                   Description                                      Filing

2.1           Generation Exchange Agreement by and between                 Exhibit 2.1 to the Form 8-K
              Duquesne Light Company, on the one hand, and                 Current Report of DQE
              The Cleveland Electric Illuminating Company,                 dated March 26, 1999.
              Ohio Edison Company and Pennsylvania Power
              Company, on the other, dated as of March 25, 1999.

2.2           Nuclear Generation Conveyance Agreement by and               Exhibit 2.2 to the Form 8-K
              between Duquesne Light Company, on the one hand,             Current Report of DQE
              and Pennsylvania Power Company and the Cleveland             dated March 26, 1999.
              Electric Illuminating Company, on the other, dated
              as of March 25, 1999.

2.3           Asset Purchase Agreement, dated as of September 24,          Exhibit 2.1 to the Form 8-K
              1999, by and between Duquesne Light Company,                 Current Report of Duquesne
              Orion Power Holdings, Inc., and The Cleveland Electric       Light dated September 24, 1999.
              Illuminating Company, Ohio Edison and Pennsylvania
              Power Company.

2.4           POLR Agreement, dated as of September 24, 1999               Exhibit 2.2 to the Form 8-K
              by and between Duquesne Light Company and Orion              Current Report of Duquesne
              Power Holdings, Inc.                                         Light dated September 24, 1999.

3.1           Restated Articles of Incorporation of Duquesne Light         Exhibit 3.1 to the Form 10-Q
              as currently in effect.                                      Quarterly Report of Duquesne
                                                                           Light for the quarter ended
                                                                           June 30, 1999.

3.2           By-Laws of Duquesne Light, as amended through                Exhibit 3.2 to the Form 10-Q
              June 29, 1999 and as currently in effect.                    Quarterly Report of Duquesne
                                                                           Light for the quarter ended
                                                                           June 30, 1999.

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


Exhibit                                                                              Method of
No.           Description                                                              Filing
4.3           Supplemental Indentures supplementing the said
              Indenture of Mortgage and Deed of Trust -

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

              Supplemental Indenture No. 13.                               Exhibit 4.3 to the Form 10-K
                                                                           Annual Report of Duquesne
                                                                           Light Company for the year
                                                                           ended December 31, 1996.

              Supplemental Indenture No. 14.                               Exhibit 4.3 to the Form 10-K
                                                                           Annual Report of Duquesne
                                                                           Light Company for the year
                                                                           ended December 31, 1997.

              Supplemental Indenture No. 15.                               Filed here.

              Supplemental Indenture No. 16.                               Filed here.

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

4.5           Payment and Guarantee Agreement, dated as of May 14,         Exhibit 4.5 to the Form 10-K
              1996, by Duquesne Light Company with respect to MIPS.        Annual Report of Duquesne
                                                                           Light Company for the year
                                                                           ended December 31, 1996.

4.6           Indenture, dated as of May 1, 1996, by Duquesne Light        Exhibit 4.6 to the Form 10-K
              Company to the First National Bank of Chicago as Trustee.    Annual Report of Duquesne
                                                                           Light Company for the year
                                                                           ended December 31, 1996.


Exhibit                                                                    Method of
No.           Description                                                  Filing

10.1          Deferred Compensation Plan for the Directors of              Exhibit 10.1 to the Form 10-K
              Duquesne Light Company, as amended to date.                  Annual Report of DQE for the
                                                                           year ended December 31, 1992.

10.2          Incentive Compensation Program for Certain Executive         Exhibit 10.2 to the Form 10-K
              Officers of Duquesne Light Company, as amended to date.      Annual Report of DQE for the
                                                                           year ended December 31, 1992.

10.3          Description of Duquesne Light Company Pension                Exhibit 10.3 to the Form 10-K
              Service Supplement Program.                                  Annual Report of DQE for the
                                                                           year ended December 31, 1992.

10.4          Duquesne Light Company Outside Directors'                    Exhibit 10.59 to the Form 10-K
              Retirement Plan, as amended to date.                         Annual Report of Duquesne
                                                                           Light Company for the year
                                                                           ended December 31, 1996.

10.5          Duquesne Light/DQE Charitable Giving Program,                Exhibit 10.1 to the Form 10-Q
              as amended.                                                  Quarterly Report of DQE for
                                                                           the quarter ended March 31, 1998.

10.6          Performance Incentive Program for DQE, Inc. and              Exhibit 10.7 to the Form 10-K
              Subsidiaries. Formerly known as the Duquesne Light           Annual Report of DQE for the
              Company Performance Incentive Program.                       year ended December 31, 1996.

10.7          Employment Agreement dated as of January 1, 2000             Exhibit 10.8 to the Form 10-K.
              between DQE and David D. Marshall.                           Annual Report of DQE for the
                                                                           year ended December 31, 1999.

10.8          Employment Agreement dated as of August 30, 1994             Exhibit 10.10 to the Form 10-K
              between DQE, Duquesne Light Company and                      Annual Report of DQE for the
              Gary L. Schwass.                                             year ended December 31, 1994.

10.9          Amended and Restated Employment Agreement between            Exhibit 10.1 to the Form 10-Q
              Duquesne Light Company and James E. Cross.                   Quarterly Report of Duquesne
                                                                           Light Company for the quarter
                                                                           ended March 31, 1999.

10.10         Non-Competition and Confidentiality Agreement dated          Exhibit 10.14 to the Form 10-K
              as of October 3, 1996 by and among DQE, Inc., Duquesne       Annual Report of DQE for the
              Light Company and David D. Marshall, together with a         year ended December 31, 1996.
              schedule listing substantially identical agreements with
              Victor A. Roque and James E. Cross.

10.11         Schedule to Exhibit 10.14 to the Form 10-K Annual Report     Exhibit 10.12 to the Form 10-K
              of DQE for the year ended December 31, 1996, listing a       Annual Report of DQE for the
              Non-Competition and Confidentiality Agreement dated as       year ended December 31, 1999.
              of October 3, 1996, with William J. DeLeo, substantially
              identical to the agreement filed as Exhibit 10.14 to the
              1996 10-K.


Exhibit                                                                    Method of
No.           Description                                                  Filing
10.12         Severance Agreement dated April 4, 1997, between             Exhibit 10.1 to the Form 10-Q
              the Company and David D. Marshall, together with a           Quarterly Report of DQE for
              schedule describing substantially identical agreements       the quarter ended March 31, 1997.
              with Gary L. Schwass, Victor A. Roque and James E. Cross.

10.13         Schedule to Exhibit 10.1 to the Form 10-Q Quarterly          Exhibit 10.14 to the Form 10-K
              Report of DQE for the quarter ended March 31, 1997,          Annual Report of DQE for the
              listing a Severance Agreement dated as of April 4, 1997,     year ended December 31, 1999.
              with William J. DeLeo, substantially identical to the
              agreement filed as Exhibit 10.1 to the March 31, 1997
              10-Q.

12.1          Ratio of Earnings to Fixed Charges.                          Filed here.

21.1          Subsidiaries of the registrant:
              Duquesne Light has no significant subsidiaries

23.1          Independent Auditors' Consent.                               Filed here.

27.1          Financial Data Schedule.                                     Filed here.

99.1          Executive Compensation and Security Ownership of             Filed here.
              Directors and Officers for 1999.

99.2          Directors of Duquesne Light.                                 Filed here.

  Copies of the exhibits listed above will be furnished, upon request, to holders or beneficial owners of any class of our stock as of February 29, 2000, subject to payment in advance of the cost of reproducing the exhibits requested.

                                                                     SCHEDULE II

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             For the Years Ended December 31, 1999, 1998 and 1997
                            (Thousands of Dollars)

                   Column A                       Column B    Column C    Column D     Column E    Column F
                   --------                       --------    --------    --------     --------    --------
                                                                   Additions
                                                              ----------------------
                                                 Balance at  Charged to  Charged to                Balance
                                                 Beginning   Costs and      Other                   at End
                  Description                     of Year     Expenses    Accounts    Deductions   of Year
                  -----------                    ----------- ----------- -----------  ----------   --------
Year Ended December 31, 1999
Reserve Deducted from the Asset
  to which it applies:
  Allowance for uncollectible accounts            $ 9,137     $ 9,000     $3,260 (A)  $12,667 (B)   $ 8,730
                                                  --------    -------     ----------  -----------   -------

Year Ended December 31, 1998
Reserve Deducted from the Asset
  to which it applies:
  Allowance for uncollectible accounts            $15,016     $11,000     $3,290 (A)  $20,169 (B)   $ 9,137
                                                  -------     -------     ----------  -----------   -------

Year Ended December 31, 1997
Reserve Deducted from the Asset
  to which it applies:
  Allowance for uncollectible accounts            $18,294     $11,000     $3,934 (A)  $18,212 (B)   $15,016
                                                  --------    -------     ----------  -----------   -------

Notes: (A) Recovery of accounts previously written off.
       (B) Accounts receivable written off.

                                   Signatures


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Duquesne Light Company
                                 (Registrant)

Date: March 29, 2000        By:      /s/ David D. Marshall
                               --------------------------------
                                        (Signature)
                                     David D. Marshall
                              Chairman, Chief Executive Officer
                                        and Director

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                      Title                             Date
/s/ David D. Marshall               Chairman, Chief Executive Officer and Director               March  29, 2000
-------------------------------
David D. Marshall

/s/ Gary L. Schwass                 Senior Vice President, Chief Financial Officer               March  29, 2000
-------------------------------     and Director
Gary L. Schwass

/s/ Stevan R. Schott                Vice President and Controller                                March  29, 2000
-------------------------------       (Principal Accounting Officer)
Stevan R. Schott

/s/ John R. Marshall                Director                                                     March  29, 2000
-------------------------------
John R. Marshall

/s/ Morgan K. O'Brien               Director                                                     March  29, 2000
-------------------------------
Morgan K. O'Brien

/s/Victor A. Roque                  Director                                                     March  29, 2000
-------------------------------
Victor A. Roque

/s/ Jack E. Saxer, Jr.              Director                                                     March  29, 2000
-------------------------------
Jack E. Saxer, Jr.