Form 10-Q
period 2000-03-31
DUQUESNE LIGHT CO
filed 2000-05-15
CIK 30573

                                 UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 2000
                                         --------------

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

DQE, Inc., is the holder of all shares of Duquesne Light Company common stock, $1 par value, consisting of 10 shares as of April 30, 2000.

Part I.   FINANCIAL INFORMATION

Item 1.  Financial Statements.

Duquesne Light Condensed Statement of Consolidated Income (Unaudited)
-------------------------------------------------------------------------------

                                                              (Thousands of Dollars)
                                                     ----------------------------------------
                                                           Three Months Ended March 31,
                                                     ----------------------------------------
                                                                   2000               1999
---------------------------------------------------------------------------------------------
Operating Revenues:
Sales of Electricity:
Customer revenues                                            $  240,498         $  254,419
Utilities                                                        11,790             13,653
---------------------------------------------------------------------------------------------
Total Sales of Electricity                                      252,288            268,072
Other                                                            10,695             13,991
---------------------------------------------------------------------------------------------
 Total Operating Revenues                                       262,983            282,063
---------------------------------------------------------------------------------------------

Operating Expenses:
Fuel and purchased power                                         50,627             46,911
Other operating                                                  45,063             62,096
Maintenance                                                      17,689             20,337
Depreciation and amortization                                    61,534             52,840
Taxes other than income taxes                                    21,956             23,590
Income taxes                                                      6,674             17,193
---------------------------------------------------------------------------------------------
 Total Operating Expenses                                       203,543            222,967
---------------------------------------------------------------------------------------------
Operating Income                                                 59,440             59,096
---------------------------------------------------------------------------------------------
Other Income and Deductions                                       4,505              8,149
---------------------------------------------------------------------------------------------
Income Before Interest and Other Charges                         63,945             67,245
---------------------------------------------------------------------------------------------
Interest Charges                                                 20,968             28,236
---------------------------------------------------------------------------------------------
Monthly Income Preferred Securities Dividend
 Requirements                                                     3,141              3,141
---------------------------------------------------------------------------------------------
Net Income                                                       39,836             35,868
=============================================================================================
Dividends on Preferred and Preference Stock                         857                993
 Earnings for Common Stock                                   $   38,979         $   34,875
=============================================================================================

See notes to condensed consolidated financial statements.

Duquesne Light Condensed Consolidated Balance Sheet (Unaudited)
--------------------------------------------------------------------------------

                                                             (Thousands of Dollars)
                                                    -----------------------------------------
                                                          March 31,          December 31,
Assets                                                       2000                1999
---------------------------------------------------------------------------------------------
Property, Plant and Equipment:
 Gross property, plant and equipment                       $ 3,994,215         $ 3,959,236
 Less: Accumulated depreciation and
  amortization                                              (2,509,636)         (2,500,719)
---------------------------------------------------------------------------------------------
  Total Property, Plant and Equipment - Net                  1,484,579           1,458,517
---------------------------------------------------------------------------------------------
Long-Term Investments                                           85,462              80,891
---------------------------------------------------------------------------------------------
Current Assets:
Cash and temporary cash investments                             19,590              16,068
Receivables                                                    116,658             131,647
Other current assets                                            74,710             111,134
---------------------------------------------------------------------------------------------
  Total Current Assets                                         210,958             258,849
---------------------------------------------------------------------------------------------
Other Non-Current Assets:
Transition costs                                             1,961,818           2,008,171
Divestiture costs                                              248,687             218,653
Regulatory assets                                              224,500             224,002
Other                                                           27,923              32,329
---------------------------------------------------------------------------------------------
  Total Other Non-Current Assets                             2,462,928           2,483,155
---------------------------------------------------------------------------------------------
  Total Assets                                             $ 4,243,927         $ 4,281,412
=============================================================================================

CAPITALIZATION  AND LIABILITIES
---------------------------------------------------------------------------------------------
Capitalization:
Common stock (authorized - 90,000,000
 shares, issued and outstanding - 10 shares)               $       --          $       --
Capital surplus                                                744,849             746,051
Retained earnings                                               59,052              39,931
Accumulated other comprehensive income                          19,051              12,692
---------------------------------------------------------------------------------------------
  Total Common Stockholder's Equity                            822,952             798,674
---------------------------------------------------------------------------------------------
Preferred and Preference Stock                                 223,271             229,512
---------------------------------------------------------------------------------------------
Long-term debt                                               1,410,814           1,410,754
---------------------------------------------------------------------------------------------
  Total Capitalization                                       2,457,037           2,438,940
---------------------------------------------------------------------------------------------
Obligations Under Capital Leases                                15,320              16,534
---------------------------------------------------------------------------------------------
Current Liabilities:
Notes payable and current debt maturities                      569,308             536,353
Other current liabilities                                      154,613             225,333
---------------------------------------------------------------------------------------------
  Total Current Liabilities                                    723,921             761,686
---------------------------------------------------------------------------------------------
Non-Current Liabilities:
Deferred income taxes - net                                    750,263             760,677
Deferred investment tax credits                                 21,667              22,208
Deferred income                                                 90,162              93,246
Other non-current liabilities                                  185,557             188,121
---------------------------------------------------------------------------------------------
  Total Non-Current Liabilities                              1,047,649           1,064,252
---------------------------------------------------------------------------------------------
Commitments and Contingencies (Note D)
---------------------------------------------------------------------------------------------
  Total Capitalization and Liabilities                     $ 4,243,927         $ 4,281,412
=============================================================================================

See notes to condensed consolidated financial statements.

Duquesne Light Condensed Statement of Consolidated Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                (Thousands of Dollars)
                                                        ----------------------------------------
                                                             Three Months Ended March 31,
                                                        ----------------------------------------
                                                                  2000                1999
------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Operations                                                       $ 82,736           $  81,573
Changes in working capital other than cash                        (19,308)             45,221
Other                                                              (8,246)             (2,101)
------------------------------------------------------------------------------------------------
 Net Cash Provided By Operating Activities                         55,182             124,693
------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Acquisitions                                                      (32,000)                 --
Construction expenditures                                         (11,391)            (16,415)
Capitalized divestiture costs                                     (19,607)                 --
Long-term investments                                                  --              (3,311)
Other                                                               7,165              (3,311)
------------------------------------------------------------------------------------------------
  Net Cash Used In Investing Activities                           (55,833)            (23,037)
------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Issuance of commercial paper                                       52,906                  --
Issuance of debt                                                   25,000                  --
Dividends on capital stock                                        (19,857)           (119,222)
Reductions of long-term obligations - net                         (45,056)             (4,808)
Other                                                              (8,820)                425
------------------------------------------------------------------------------------------------
  Net Cash Provided By (Used In) Financing
   Activities                                                       4,173            (123,605)
------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and temporary
 cash investments                                                   3,522             (21,949)
Cash and temporary cash investments at beginning
 of period                                                         16,068              53,151
------------------------------------------------------------------------------------------------
  Cash and Temporary Cash Investments at End of
   Period                                                        $ 19,590           $  31,202
------------------------------------------------------------------------------------------------
Non-Cash Investing and Financing Activities:
Capital lease obligations recorded                               $     --           $   5,984
================================================================================================

See notes to condensed consolidated financial statements.

Duquesne Light Condensed Statement of Consolidated Comprehensive Income (Unaudited)
--------------------------------------------------------------------------------

                                                                (Thousands of Dollars)
                                                         -------------------------------------
                                                              Three Months Ended March 31,
                                                         -------------------------------------
                                                                     2000           1999
----------------------------------------------------------------------------------------------
Net income                                                           $39,836        $35,868
----------------------------------------------------------------------------------------------
Other comprehensive income:
  Unrealized holding gains (losses) arising during
   the period, net of tax of $4,510 and $(3,793)                       6,359         (5,348)
----------------------------------------------------------------------------------------------
Comprehensive Income                                                 $46,195        $30,520
==============================================================================================

See notes to condensed consolidated financial statements.




Notes to Consolidated Financial Statements

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

  Duquesne Light Company is a wholly owned subsidiary of DQE, Inc., a multi-utility delivery and services company. Our two wholly owned subsidiaries, Monongahela Light and Power Company and Duquesne Financial LLC, are involved in making long-term investments and providing financing to certain affiliates, respectively.

  We are engaged in the transmission, distribution and sale of electric energy. On April 28, 2000, we completed the Pennsylvania Public Utility Commission
(PUC)-approved sale of our generation assets to Orion Power MidWest, L.P. (See "Generation Asset Sale" discussion, Note B, on page 6.)

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

  These statements should be read with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission (SEC). The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may also be affected by the estimates and assumptions management is required to make. Actual results could differ from those estimates.

Basis of Accounting

  We are subject to the accounting and reporting requirements of the SEC. In addition, our electric utility operations are subject to regulation by the PUC and the Federal Energy Regulatory Commission (FERC) with respect to rates for interstate sales, transmission of electric power, accounting and other matters.

  As a result of our PUC-approved restructuring plan (see "Rate Matters," Note B, below), the electricity supply segment does not meet the criteria of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71). Pursuant to the PUC's final restructuring order, generation-related regulatory assets are being recovered through a competitive transition charge (CTC) collected in connection with providing transmission and distribution services, and these assets have been reclassified accordingly. The balance of transition costs will be adjusted by receipt of the generation asset sale proceeds. The electricity delivery business segment continues to meet SFAS No. 71 criteria, and accordingly reflects regulatory assets and liabilities consistent with cost-based ratemaking regulations. The regulatory assets represent probable future revenue, because provisions for these costs are currently included, or are expected to be included, in charges to electric utility customers through the ratemaking process. (See "Rate Matters," Note B, below.) These regulatory assets consist of a regulatory tax receivable, unamortized debt costs and deferred employee costs.

B.  Rate Matters

Competition and the Customer Choice Act

  Under Pennsylvania ratemaking practice, regulated electric utilities were granted exclusive geographic franchises to sell electricity, in exchange for making investments and incurring obligations to serve customers under the then-existing regulatory framework. Through the rate making process, those prudently incurred costs were recovered from customers, along with a return on the investment. Additionally, certain operating costs were approved for deferral for future recovery from customers (regulatory assets). As a result of this process, utili-ties had assets recorded on their balance sheets at above-market costs, thus creating transition costs.

  The Pennsylvania Electricity Generation Customer Choice and Competition Act (Customer Choice Act) enables Pennsylvania's electric utility customers to purchase electricity at market prices from a variety of electric generation suppliers (customer choice). All customers now have customer choice. As of April 30, 2000, approximately 24.3 percent of our customers had chosen alternative generation suppliers, representing approximately 33.7 percent of our non-coincident peak load. As of April 28, 2000, the remaining customers are provided with electricity through our provider of last resort services agreement with Orion (discussed below). Customers pay their electricity generation supplier for generation charges, and pay us the CTC and charges for transmission and distribution. Electricity delivery (including transmission, distribution and customer service) remains regulated in substantially the same manner as under historical regulation.

Rate Cap

  An overall four-and-one-half-year rate cap from January 1, 1997, was originally imposed on the transmission and distribution charges of Pennsylvania electric utility companies under the Customer Choice Act. As part of a settlement regarding recovery of deferred fuel costs, we have agreed to extend this rate cap for an additional six months through the end of 2001.

Provider of Last Resort

  We are required not only to deliver electricity, but also to serve as the provider of last resort for all customers in our service territory. Although no longer a generation supplier, as the provider of last resort, we must provide electricity for any customer who cannot or does not choose an alternative electric generation supplier, or whose supplier fails to deliver. While collecting the CTC, we may charge only PUC-approved rates for the supply of electricity as the provider of last resort. As part of the generation asset sale, Orion has agreed to supply us, under a provider of last resort service agreement, with all of the electric energy necessary to satisfy our provider of last resort obligations during the CTC collection period. This agreement, which expires upon our final collection of the CTC, in general effectively transfers to Orion the financial risks and rewards associated with our provider of last resort obligations. While we retain the collection risk for the electricity sales, a component of our regulated delivery rates is designed to cover the cost of a normal level of uncollectible accounts. In April 2000, we entered into an agreement with Orion that would, subject to PUC and other approvals, extend this provider of last resort arrangement beyond the final CTC collection.

Generation Asset Sale

  In its May 29, 1998, final restructuring order, the PUC determined that we should recover most of the above-market costs of our generation assets, including plant and regulatory assets, through the collection of the CTC from electric utility customers. The $1.49 billion of transition costs, net of tax, was originally to be recovered over a seven-year period ending in 2005. However, by applying the approximately $1.1 billion of net proceeds of the generation asset sale to Orion to reduce transition costs, we currently anticipate early termination of the CTC collection period in 2001 for most major rate classes. In addition, the transition costs as reflected on the consolidated balance sheet are being amortized over the same period that the CTC revenues are being recognized. We are allowed to earn an 11 percent pre-tax return on approximately $275 million of unrecovered, net of tax balance of transition costs, that remain following the generation asset sale. This amount remains subject to PUC review. We will be filing our recovery request during the second quarter.

  On April 28, 2000, we completed the sale of our generation assets to Orion. Orion purchased our wholly owned Cheswick, Elrama, Phillips and Brunot Island power stations, as well as the stations received from FirstEnergy Corp. in the December 3, 1999, power station exchange, for approximately $1.7 billion ($1.1 billion, net of tax and transaction expenses).

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

C.  RECEIVABLES

  The components of receivables for the periods indicated are as follows:

                                            (Thousands of Dollars)
                             --------------------------------------------------
                                March 31,       March 31,        December 31,
                                  2000            1999               1999
-------------------------------------------------------------------------------
Electric customers              $ 74,557        $ 88,970           $ 82,314
Other utility                     24,656          33,941             32,582
Other                             26,043          29,128             25,481
  (Allowance for
  uncollectible
  accounts)                       (8,598)         (9,778)            (8,730)
-------------------------------------------------------------------------------
Receivables - net                116,658         142,261            131,647
Less: Receivables sold                --         (50,000)                --
-------------------------------------------------------------------------------
  Total                         $116,658        $ 92,261           $131,647)
===============================================================================

  We have an agreement with an unaffiliated corporation that entitles us to sell and the corporation to purchase, on an ongoing basis, up to $50 million of accounts receivable. The accounts receivable sales agreement, which expires in February 2001, is one of many sources of funds available to us. We may elect to extend the agreement upon expiration, replace it with a similar facility, or terminate it.

D.  COMMITMENTS AND CONTINGENCIES

  We estimate that in 2000 we will spend, excluding the allowance for funds used during construction, approximately $85 million (including $5 million relating to generation) for electric utility construction.

E.  BUSINESS SEGMENTS AND RELATED INFORMATION

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

Business Segments for the Three Months Ended,
--------------------------------------------------------------------------------

                                                                   (Millions of Dollars)
                                         ----------------------------------------------------------------------------
                                            Electricity     Electricity                      All         Consoli-
                                             Delivery          Supply         CTC           Other         dated
                                         ----------------------------------------------------------------------------
March 31, 2000
---------------------------------------------------------------------------------------------------------------------
Operating revenues                               $   87.4        $ 78.8       $   96.4         $ 0.4       $  263.0
Operating expenses                                   44.6          79.6           18.6          (0.8)         142.0
Depreciation and amortization
 expense                                              9.1           5.2           46.0           1.2           61.5
---------------------------------------------------------------------------------------------------------------------
  Operating income (loss)                            33.7          (6.0)          31.8            --           59.5
Other income                                          0.9           2.5             --           1.1            4.5
Interest and other charges                           11.2           2.2           11.4           0.2           25.0
---------------------------------------------------------------------------------------------------------------------
  Earnings (loss) for common stock               $   23.4        $ (5.7)      $   20.4         $ 0.9       $   39.0
=====================================================================================================================

Assets                                           $1,527.8        $424.4       $2,206.8         $84.9       $4,243.9
=====================================================================================================================

Capital expenditures                             $   11.4        $   --       $     --         $  --       $   11.4
=====================================================================================================================

                                                                   (Millions of Dollars)
                                         ----------------------------------------------------------------------------
                                           Electricity     Electricity                     All          Consoli-
                                            Delivery         Supply          CTC          Other          dated
                                         ----------------------------------------------------------------------------
March 31, 1999
---------------------------------------------------------------------------------------------------------------------
Operating revenues                             $   82.3         $106.6      $   93.0          $ 0.2       $  282.1
Operating expenses                                 46.7           99.2          23.9            0.4          170.2
Depreciation and amortization
 expense                                           14.3            8.9          29.6             --           52.8
---------------------------------------------------------------------------------------------------------------------
  Operating income (loss)                          21.3           (1.5)         39.5           (0.2)          59.1
Other income                                        1.0            2.0            --            5.1            8.1
Interest and other charges                          8.9           11.7          11.7             --           32.3
---------------------------------------------------------------------------------------------------------------------
  Earnings (loss) for common stock             $   13.4         $(11.2)     $   27.8          $ 4.9       $   34.9
=====================================================================================================================

Assets (1)                                     $1,535.4         $425.7      $2,226.8          $93.5       $4,281.4
=====================================================================================================================

Capital expenditures                           $   13.4         $  3.0      $     --          $  --       $   16.4
=====================================================================================================================

(1) Relates to assets as of December 31, 1999.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Part I, Item 2 of this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission (SEC) and our condensed consolidated financial statements, which are set forth on pages 2 through 8 of this Report.

  Duquesne Light Company is a wholly owned subsidiary of DQE, Inc., a multi-utility delivery and services company. Our two wholly owned subsidiaries, Monongahela Light and Power Company and Duquesne Financial LLC, are involved in making long-term investments and providing financing to certain affiliates, respectively.

  We are engaged in the transmission, distribution and sale of electric energy. On April 28, 2000, we completed the Pennsylvania Public Utility Commission
(PUC)-approved sale of our generation assets to Orion Power MidWest, L.P. (See "Generation Asset Sale" discussion on page 12.)

Service Area

  We provide service to approximately 580,000 direct customers in southwestern Pennsylvania (including in the City of Pittsburgh), a territory of approximately 800 square miles. Before completing the generation asset sale, we also historically sold electricity to other utilities. (See "Generation Asset Sale" discussion on page 12.)

Regulation

  We are subject to the accounting and reporting requirements of the SEC. In addition, our electric utility operations are subject to regulation by the PUC and the Federal Energy Regulatory Commission (FERC) with respect to rates for interstate sales, transmission of electric power, accounting and other matters.

  As a result of our PUC-approved restructuring plan (see "Rate Matters" on page
12), the electricity supply segment of our business does not meet the criteria of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71). Pursuant to the PUC's final restructuring order, generation-related regulatory assets are being recovered through a competitive transition charge (CTC) collected in connection with providing transmission and distribution services, and these assets have been reclassified accordingly. The balance of transition costs will be adjusted by receipt of the proceeds from the generation asset sale. The electricity delivery business segment continues to meet SFAS No. 71 criteria, and accordingly reflects regulatory assets and liabilities consistent with cost-based rate making regulations. The regulatory assets represent probable future revenue, because provisions for these costs are currently included, or are expected to be included, in charges to electric utility customers through the rate making process. (See "Rate Matters" on page 12.)

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

Business Segments

  For the purposes of complying with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), we are required to disclose information about our business segments separately. This information is set forth in "Results of Operations" below and in "Business Segments and Related Information," Note E to our condensed consolidated financial statements on page 7.

RESULTS OF OPERATIONS

Overall Performance

  Our earnings available for common stock were $39.0 million in the first quarter of 2000 compared to $34.9 million in the first quarter of 1999, an increase of 11.7 percent. The increase is due to a lower effective tax rate resulting from the prescribed accounting on the generation asset sale.

Results of Operations by Business Segment

Historically, Duquesne Light was treated as a single integrated business segment, due to its regulated operating environment. The PUC authorized a combined rate for supplying and delivering electricity to customers, that was
(1) cost-based, (2) designed to recover operating expenses and investment in electric utility assets, and (3) designed to provide a return on the investment. As a result of the Pennsylvania Electricity Generation Customer Choice and Competition Act (Customer Choice Act), supply of electricity is deregulated and charged at a separate rate from the delivery of electricity. For the purposes of complying with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, we are required to disclose information about our business segments separately.

  We report our results by the following three principal business segments, determined by products, services and reg-ulatory environment: (1) the transmission and distribution of electricity (electricity delivery business segment), (2) the supply of electricity (electricity supply business segment), and (3) the collection of transition costs (CTC business segment). With the completion of our generation asset sale on April 28, 2000, the electricity supply business segment is now comprised solely of provider of last resort service. We also report an "all other" category, comprised of our investments, which through the first quarter included leasing and landfill gas reserve investments.

  Additional information on our business segments is set forth in Note E, "Business Segments and Related Information," in the Notes to the Consolidated Financial Statements on page 7.

  Electricity Delivery Business Segment. The electricity delivery business segment contributed $23.4 million to earnings available for common stock in the first quarter of 2000 compared to $13.4 million in the first quarter of 1999, an increase of $10.0 million or 74.6 percent.

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

  Operating revenues increased by $5.1 million or 6.2 percent compared to the first quarter of 1999 due to an increase in sales to electric utility customers of 3.6 percent in the first quarter of 2000. This increase is due to higher industrial sales due to increased consumption by steel manufacturers. The following table sets forth kilowatt-hours (KWH) delivered to electric utility customers.

                                               KWH Delivered
                                 -------------------------------------------
                                               (In Millions)
                                 -------------------------------------------
First Quarter                             2000        1999         Change
----------------------------------------------------------------------------
Residential                                904         917          (1.4)%
Commercial                               1,485       1,440           3.1 %
Industrial                                 934         851           9.8 %
-----------------------------------------------------------
  Sales to Electric
   Utility Customers                     3,323       3,208           3.6 %
============================================================================

  Operating expenses for the electricity delivery business segment primarily are made up of costs to operate and maintain the transmission and distribution system; meter reading and billing costs; customer service; collection; administrative expenses; income taxes; and non-income taxes, such as gross receipts, property and payroll taxes. Operating expenses were relatively consistent in the first quarters of 2000 and 1999.

  Depreciation and amortization expense decreased $5.2 million or 36.4 percent in the first quarter of 2000 compared to the first quarter of 1999. This decrease can be attributed to a depreciation study completed in the second quarter of 1999 which reduced the composite depreciation rate of the transmission and distribution assets.

  Interest and other charges include interest on long-term debt, other interest and preferred stock dividends. In the first quarter of 2000, there was $2.3 million or 25.8 percent more interest and other charges allocated to the electricity delivery business segment compared to the first quarter of 1999. The increase was the result of additional short-term borrowings. Given the recently completed generation asset sale to Orion, all our remaining financing costs after recapitalization will be borne by the electricity delivery business segment.

  Electricity Supply and CTC Business Segments. In the first quarter of 2000, the electricity supply and CTC business segments reported earnings available for common stock of $14.7 million compared to $16.6 million in the first quarter of 1999, a decrease of $1.9 million or 11.4 percent.

  For the electricity supply and CTC business segments, operating revenues are derived primarily from the supply of electricity for delivery to retail customers, the supply of electricity to wholesale customers and the collection of generation-related transition costs from electricity delivery customers.

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

  Short-term sales to other utilities are made at market rates. Fluctuations in electricity sales to other utilities are related to customer energy requirements, the energy market and transmission conditions, and the availability of generating stations. We no longer make short-term sales to other utilities now that the generation asset sale is completed.

  Operating revenues decreased by $24.4 million or 12.2 percent compared to the first quarter of 1999. The decrease in revenues resulted primarily from 13.9 percent less energy supplied to electric utility customers due to greater participation in customer choice. In addition, there was a 25.3 percent decrease in energy supplied to other utilities in the first quarter of 2000 compared to the first quarter of 1999, due to our decision to make 600 megawatts available during the first six months of 1999 to licensed generation suppliers to stimulate competition. The following table sets forth KWH supplied for customers who have not chosen an alternative generation supplier.

                                               KWH Supplied
                                --------------------------------------------
                                              (In Millions)
                                --------------------------------------------
First Quarter                            2000          1999        Change
----------------------------------------------------------------------------
Residential                               682           823        (17.1)%
Commercial                                879         1,152        (23.7)%
Industrial                                849           823          3.2 %
------------------------------------------------------------
  Sales to Electric
   Utility Customers                    2,410         2,798        (13.9)%
------------------------------------------------------------
Sales to Other Utilities                  495           663        (25.3)%
------------------------------------------------------------
  Total Sales                           2,905         3,461        (16.1)%
============================================================================

  Operating expenses for the electricity supply business segment are primarily made up of energy costs; costs to operate and maintain the power stations; administrative expenses; income taxes; and non-income taxes, such as gross receipts, property and payroll taxes.

  Fluctuations in energy costs generally result from changes in the cost of fuel; total KWH supplied; and generating station availability. In the first quarter of 1999, fluctuations also resulted from the mix between coal, nuclear generation and purchased power.

  Operating expenses decreased $24.9 million or 20.2 percent from the first quarter of 1999, as a result of (1) less energy supplied due to customers switching to alternative generation suppliers, (2) reduced maintenance costs due to first quarter 1999 generation station outages, and (3) reduced non-fuel operating expenses associated with the December 1999 power station exchange.

  Depreciation and amortization expense includes the depreciation of the power stations' plant and equipment, amortization of transition costs and, in the first quarter of 1999, accrued nuclear decommissioning costs. There was an increase of $12.7 million or 33.0 percent compared to the first quarter of 1999. This increase was due to a higher level of transition cost amortization in the first quarter of 2000.

  Interest and other charges include interest on long-term debt, other interest and preferred stock dividends of Duquesne Light. In the first quarter of 2000 there was a $9.8 million or 41.9 percent decrease in interest and other charges compared to the first quarter of 1999. The decrease reflects $9.6 million of Beaver Valley Unit 2 lease-related costs in the first quarter of 1999, which were eliminated with the lease cancellation in December 1999.

  All Other. The all other category contributed $0.9 million to earnings available for common stock in the first quarter of 2000 compared to $4.9 million in the first quarter of 1999, a decrease of $4.0 million. The decrease is primarily the result of lower lease income in the first quarter of 2000.

Liquidity and Capital Resources

Capital Expenditures

  We estimate that during 2000 we will spend, excluding the allowance for funds used during construction, approximately $85 million for electric utility construction, including $5 million for generation. During the first three months of 2000, we have spent approximately $11.4 million on capital expenditures related to the electricity delivery business.

Acquisitions and Dispositions

  On March 31, 2000, we purchased from Itron, Inc. the Customer Advanced Reliability System (CARS), the automated electronic meter reading system developed by Itron for use with our electric utility customers. We had previously leased these assets.

  On April 28, 2000, we completed the sale of our generation assets to Orion for approximately $1.7 billion ($1.1 billion, net of tax and transaction costs). (See "Generation Asset Sale" discussion on page 12.)

Financing

  During the first quarter, in addition to capital provided from operations, we raised capital to finance a portion of the CARS acquisition and continue our recapitalization program in connection with the generation divestiture. Additional capital was required for the maturity of $45 million of first mortgage bonds and the payment of $20 million of dividends.

  At March 31, 2000, we had $190 million of commercial paper borrowings outstanding, and $379 million of current debt maturities. During the quarter, the maximum amount of bank loans and commercial paper borrowings outstanding was $190 million, the amount of average daily borrowings was $14 million, and the weighted average daily interest rate was 6.0 percent. In the first quarter we issued $25 million of first mortgage bonds to fund a portion of the CARS acquisition, all of which were retired in May 2000.

Future Capital Requirements and Availability

  Having completed our generation asset sale, we are using the proceeds to recapitalize. This process includes the retirement of short-term debt and the redemption of long-term debt. Using proceeds from the generation asset sale, we acquired the $359 million ($9 million of which was current debt) of 8.7 percent collateralized lease bonds previously assumed as part of the Beaver Valley Unit 2 lease termination in December 1999. We retired an additional $410 million of current debt, including $40 million related to our receivables facility, and reduced our notes payable by $131 million in the second quarter. We also paid $48 million of related interest and transaction expenses.

  We maintain a $225 million revolving credit agreement expiring in September 2000. We have the option to convert the revolver into a term loan facility for a period of two years for any amounts then outstanding upon expiration of the revolving credit period. Interest rates can, in accordance with the option selected at the time of the borrowing, be based on one of several indicators, including prime, Eurodollar, or certificate of deposit rates. Facility fees are based on the unborrowed amount of the commitment. At March 31, 2000, no borrowings were outstanding.

  We have an agreement with an unaffiliated corporation that entitles us to sell, and the corporation to purchase, on an ongoing basis, up to $50 million of accounts receivable. At various times during the first quarter, we had sold receivables under the facility. No amounts were outstanding at March 31, 2000. At March 31, 1999 we had sold $50 million of receivables. The accounts receivable sales agreement, which expires in February 2001, is one of many sources of funds available to us. We may elect to extend the agreement upon expiration, replace it with a similar facility, or terminate it.

  With customer choice fully in effect, and our generation asset divestiture complete, all our electric utility customers are buying their generation directly from alternative suppliers or indirectly from Orion (who supplies generation to us pursuant to our provider of last resort service agreement). Customer revenues from our operations have been reduced by an amount equal to the generation rate previously applicable to those customers using alternative
generation suppliers.   A further impact on customer revenues is expected to
occur when the CTC has been fully collected, which is currently expected to occur in 2001 for most major rate classes; elimination of the CTC will reduce customer rates.

RATE MATTERS

Competition and the Customer Choice Act

  Under Pennsylvania rate making practice, regulated electric utilities were granted exclusive geographic franchises to sell electricity, in exchange for making investments and incurring obligations to serve customers under the then-existing regulatory framework. Through the rate making process, those prudently incurred costs were recovered from customers, along with a return on the investment. Additionally, certain operating costs were approved for deferral for future recovery from customers (regulatory assets). As a result of this process, utilities had assets recorded on their balance sheets at above-market costs, thus creating transition costs.

  The Pennsylvania Electricity Generation Customer Choice and Competition Act (Customer Choice Act) enables Pennsylvania's electric utility customers to purchase electricity at market prices from a variety of electric generation suppliers (customer choice). All customers now have customer choice. As of April 30, 2000, approximately 24.3 percent of our customers had chosen alternative generation suppliers, representing approximately 33.7 percent of our non-coincident peak load. As of April 28, 2000, the remaining customers are provided with electricity through our provider of last resort service agreement with Orion (discussed below). Customers pay their electricity generation supplier for generation charges, and pay us the CTC and charges for transmission and distribution. Electricity delivery (including transmission, distribution and customer service) remains regulated in substantially the same manner as under historical regulation.

Rate Cap

  An overall four-and-one-half-year rate cap from January 1, 1997, was originally imposed on the transmission and distribution charges of Pennsylvania electric utility companies under the Customer Choice Act. As part of a settlement regarding recovery of deferred fuel costs, we have agreed to extend this rate cap for an additional six months through the end of 2001.

Provider of Last Resort

  We are required not only to deliver electricity, but also to serve as the provider of last resort for all customers in our service territory. Although no longer a generation supplier, as the provider of last resort, we must provide electricity for any customer who cannot or does not choose an alternative electric generation supplier, or whose supplier fails to deliver. While collecting the CTC, we may charge only PUC-approved rates for the supply of electricity as the provider of last resort. As part of the generation asset sale, Orion has agreed to supply us, under a provider of last resort service agreement, with all of the electric energy necessary to satisfy our provider of last resort obligations during the CTC collection period. This agreement, which expires upon our final collection of the CTC, in general effectively transfers to Orion the financial risks and rewards associated with our provider of last resort obligations. While we retain the collection risk for the electricity sales, a component of our regulated delivery rates is designed to cover the cost of a normal level of uncollectible accounts. In April 2000, we entered into an agreement with Orion that would, subject to PUC and other approvals, extend this provider of last resort arrangement beyond the final CTC collection.

Generation Asset Sale

  In its May 29, 1998, final restructuring order, the PUC determined that we should recover most of the above-market costs of our generation assets, including plant and regulatory assets, through the collection of the CTC from electric utility customers. The $1.49 billion of transition costs, net of tax, was originally to be recovered over a seven-year period ending in 2005. However, by applying the approximately $1.1 billion of net proceeds of the generation asset sale to Orion to reduce transition costs, we currently anticipate early termination of the CTC collection period in 2001 for most major rate classes. In addition, the transition costs as reflected on the consolidated balance sheet are being amortized over the same period that the CTC revenues are being recognized. We are allowed to earn an 11 percent pre-tax return on approximately $275 million of unrecovered, net of tax balance of transition costs, that remains following the generation asset sale. This amount remains subject to PUC review. We will be filing our recovery request during the second quarter.

  On April 28, 2000, we completed the sale of our generation assets to Orion. Orion purchased our wholly owned Cheswick, Elrama, Phillips and Brunot Island power stations, as well as the stations received from FirstEnergy Corp. in the power station exchange, for approximately $1.7 billion ($1.1 billion, net of tax and transaction expenses).

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

OUTLOOK

  Following the generation asset sale, we will be much smaller than we historically have been. Among the challenges we face is changing the role of our administrative infrastructure. While the number of electricity customers that we serve will not change, our margins from these customers will decline to reflect the fact that we are providing only the delivery service and not the electricity itself. Our reduced margins will necessitate a lower level of support costs at the electricity delivery business. We expect to retrain and redeploy some of our administrative employees, but we also must reduce our overall administrative costs to maintain profitability. DQE has initiated a corporate center excellence project designed to consolidate administrative resources and significantly reduce administrative costs, including those at Duquesne Light, by the end of 2001.

  Additionally, we will be looking for opportunities to provide new services to our existing customer base and to new customers. For example, with the CARS acquisition in the first quarter we expect not only to reduce operating costs, but to position ourselves to offer additional products to our customers and telemetry services to other utilities.

  Also related to the generation divestiture, we will be changing our capital structure. With the proceeds from the sale, we have retired higher-cost series of outstanding debt, reduced the level of equity and provided DQE with $450 million ($200 million in dividends). We will continue to recapitalize accordingly to create a capital structure appropriate for an electricity delivery company.

  We continue to expect that 2000 will be an evolutionary year. We are now fully out of the electricity generation business and are taking steps to solidify returns in our delivery business.


Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk.

  Market risk represents the risk of financial loss that may impact our consolidated financial position, results of operations or cash flows due to adverse changes in market prices and rates.

  We manage our interest rate risk by balancing our exposure between fixed and variable rates while attempting to minimize our interest costs. Currently, our variable interest rate debt is approximately 30 percent of long-term borrowings. This variable rate debt is low-cost, tax-exempt debt. We also manage our interest rate risk by retiring and issuing debt from time to time and by maintaining a balance of short-term, medium-term and long-term debt. A 10 percent increase in interest rates would have affected our variable rate debt obligations by increasing interest expense by approximately $0.4 million for the three months ended March 31, 2000 and 1999. A 10 percent reduction in interest rates would have increased the market value of our fixed rate debt by approximately $21.4 million and $15.1 million as of March 31, 2000 and March 31, 1999. Such changes would not have had a significant near-term effect on our future earnings or cash flows.

                        ------------------------------

  Except for historical information contained herein, the matters discussed in this report are forward-looking statements that involve risks and uncertainties including, but not limited to: the final outcome of AYE's merger-related litigation; economic, competitive, regulatory, governmental and technological factors affecting operations, markets, products, services and prices; and other risks discussed in our filings with the SEC.

PART II.  OTHER INFORMATION.

Item 1.   Legal Proceedings.

Termination of the AYE Merger

  On October 5, 1998, DQE announced the unilateral termination of the merger agreement with Allegheny Energy, Inc. (AYE). DQE believes that AYE suffered a material adverse effect as a result of the PUC's final restructuring order regarding AYE's utility subsidiary, West Penn Power Company. AYE filed suit in the United States District Court for the Western District of Pennsylvania, seeking to compel DQE to proceed with the merger, or in the alternative seeking an unspecified amount of money damages. On October 28, 1998, the judge ruled in DQE's favor regarding termination of the merger agreement. AYE appealed to the United States Court of Appeals for the Third Circuit, who on March 11, 1999, remanded the case to the District Court for further proceedings. Trial was held from October 20 through 28, 1999. On December 3, 1999, the District Court ruled that DQE had properly terminated the merger agreement without breach, and granted judgment in its favor on all claims and all requests for injunctive relief. On December 14, 1999, AYE appealed this decision to the Third Circuit. Argument was heard on March 9, 2000, and a decision is pending. DQE will continue to defend itself vigorously against AYE's claims. The ultimate outcome of the appeal cannot be determined at this time.

Item 6.   Exhibits and Reports on Form 8-K

a.  Exhibits:

    EXHIBIT 12.1 - Calculation of Ratio of Earnings to Fixed
                   Charges and Preferred and Preference
                   Stock Dividend Requirements.

    EXHIBIT 27.1 - Financial Data Schedule

b. A report on Form 8-K was filed May 12, 2000, to report the completion of the sale of our power plants and provider of last resort service. Pro forma financial statements were filed with this report.

                         _____________________________

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant identified below has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Duquesne Light Company
                                    ------------------------------------
                                                (Registrant)



Date   May 15, 2000                         /s/ Morgan K. O'Brien
      -------------                 ------------------------------------
                                               (Signature)
                                             Morgan K. O'Brien
                                          Vice President - Finance
                                        (Principal Financial Officer)



Date   May 15, 2000                         /s/ Stevan R. Schott
      -------------                 ------------------------------------
                                               (Signature)
                                             Stevan R. Schott
                                        Vice President and Controller
                                       (Principal Accounting Officer)