Form 10-Q
period 2000-06-30
DUQUESNE LIGHT CO
filed 2000-08-14
CIK 30573

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30, 2000
                                    -------------

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period From              to
                                    ------------    ------------


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

DQE, Inc., is the holder of all shares of Duquesne Light Company common stock, $1 par value, consisting of 10 shares as of July 31, 2000.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.


Duquesne Light Condensed Statement of Consolidated Income (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                           (Thousands of Dollars)
                                                                       -------------------------------------------------------------

                                                                       Three Months Ended June 30,         Six Months Ended June 30,

                                                                       -------------------------------------------------------------

                                                                            2000           1999              2000           1999
------------------------------------------------------------------------------------------------------------------------------------
Operating Revenues:
Sales of Electricity:
Customer revenues                                                          $257,452       $239,948           $497,950     $494,367
Utilities                                                                    10,110         15,478             21,900       29,131
------------------------------------------------------------------------------------------------------------------------------------

Total Sales of Electricity                                                  267,562        255,426            519,850      523,498
Other                                                                        11,194         17,908             21,889       31,899
------------------------------------------------------------------------------------------------------------------------------------

    Total Operating Revenues                                                278,756        273,334            541,739      555,397
------------------------------------------------------------------------------------------------------------------------------------


Operating Expenses:
Fuel and purchased power                                                     92,709         49,669            143,336       96,580
Other operating                                                              37,489         59,894             82,552      121,990
Maintenance                                                                  18,685         23,434             36,374       43,771
Depreciation and amortization                                                76,269         47,058            137,803       99,898
Taxes other than income taxes                                                19,212         22,148             41,168       44,238
Income taxes                                                                 10,536         16,558             17,210       35,251
------------------------------------------------------------------------------------------------------------------------------------

    Total Operating Expenses                                                254,900        218,761            458,443      441,728
------------------------------------------------------------------------------------------------------------------------------------

Operating Income                                                             23,856         54,573             83,296      113,669
------------------------------------------------------------------------------------------------------------------------------------

Other Income and Deductions                                                   7,084          6,062             11,590       14,210
------------------------------------------------------------------------------------------------------------------------------------

Income Before Interest and Other Charges                                     30,940         60,635             94,886      127,879
------------------------------------------------------------------------------------------------------------------------------------

Interest Charges                                                             19,669         28,918             40,637       57,154
------------------------------------------------------------------------------------------------------------------------------------

Monthly Income Preferred Securities Dividend Requirements                     3,140          3,140              6,281        6,281
------------------------------------------------------------------------------------------------------------------------------------

Net Income                                                                    8,131         28,577             47,968       64,444
====================================================================================================================================

Dividends on Preferred and Preference Stock                                     869            987              1,726        1,980
    Earnings for Common Stock                                              $  7,262       $ 27,590           $ 46,242     $ 62,464
====================================================================================================================================

See notes to condensed consolidated financial statements.


Duquesne Light Condensed Consolidated Balance Sheet (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                        (Thousands of Dollars)
                                                                                                  ----------------------------------

                                                                                                     June 30,        December 31,
ASSETS                                                                                                 2000             1999
------------------------------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment:
  Gross property, plant and equipment                                                             $ 1,938,642      $ 3,959,236
  Less: Accumulated depreciation and amortization                                                    (620,352)      (2,500,719)
------------------------------------------------------------------------------------------------------------------------------------

    Total Property, Plant and Equipment--Net                                                        1,318,290        1,458,517
------------------------------------------------------------------------------------------------------------------------------------

Long-Term Investments                                                                                  59,346           80,891
------------------------------------------------------------------------------------------------------------------------------------

Current Assets:
Cash and temporary cash investments                                                                    62,502           16,068
Receivables                                                                                           382,615          131,647
Prepaid taxes                                                                                         300,000               --
Other current assets                                                                                   21,934          111,134
------------------------------------------------------------------------------------------------------------------------------------

    Total Current Assets                                                                              767,051          258,849
------------------------------------------------------------------------------------------------------------------------------------

Other Non-Current Assets:
Transition costs                                                                                      554,431        2,008,171
Regulatory assets                                                                                     224,411          224,002
Divestiture costs                                                                                          --          218,653
Other                                                                                                  20,815           32,329
------------------------------------------------------------------------------------------------------------------------------------

    Total Other Non-Current Assets                                                                    799,657        2,483,155
------------------------------------------------------------------------------------------------------------------------------------

    Total Assets                                                                                  $ 2,944,344      $ 4,281,412
====================================================================================================================================


CAPITALIZATION  AND LIABILITIES
------------------------------------------------------------------------------------------------------------------------------------

Capitalization:
Common stock (authorized--90,000,000 shares, issued and outstanding--10 shares)                   $        --      $        --
Capital surplus                                                                                       483,345          746,051
Retained earnings                                                                                      30,171           39,931
Accumulated other comprehensive income                                                                 14,417           12,692
------------------------------------------------------------------------------------------------------------------------------------

    Total Common Stockholder's Equity                                                                 527,933          798,674
------------------------------------------------------------------------------------------------------------------------------------

Preferred and Preference Stock                                                                        222,028          229,512
------------------------------------------------------------------------------------------------------------------------------------

Long-term debt                                                                                      1,060,713        1,410,754
------------------------------------------------------------------------------------------------------------------------------------

    Total Capitalization                                                                            1,810,674        2,438,940
------------------------------------------------------------------------------------------------------------------------------------

Obligations Under Capital Leases                                                                       10,726           16,534
------------------------------------------------------------------------------------------------------------------------------------

Current Liabilities:
Notes payable and current debt maturities                                                                 755          536,353
Other current liabilities                                                                             292,709          225,333
------------------------------------------------------------------------------------------------------------------------------------

    Total Current Liabilities                                                                         293,464          761,686
------------------------------------------------------------------------------------------------------------------------------------

Non-Current Liabilities:
Deferred income taxes - net                                                                           550,015          760,677
Deferred investment tax credits                                                                        21,125           22,208
Deferred income                                                                                           158           93,246
Other non-current liabilities                                                                         258,182          188,121
------------------------------------------------------------------------------------------------------------------------------------

    Total Non-Current Liabilities                                                                     829,480        1,064,252
------------------------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Note D)
------------------------------------------------------------------------------------------------------------------------------------

    Total Capitalization and Liabilities                                                          $ 2,944,344      $ 4,281,412
====================================================================================================================================

See notes to condensed consolidated financial statements.


Duquesne Light Condensed Statement of Consolidated Cash Flows (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                        (Thousands of Dollars)
                                                                                                  ----------------------------------

                                                                                                       Six Months Ended June 30,
                                                                                                  ----------------------------------

                                                                                                         2000             1999
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Operations                                                                                           $   160,665     $   156,717
Changes in working capital other than cash                                                                44,744          (4,471)
Prepaid taxes                                                                                           (300,000)             --
Other                                                                                                    (21,378)        (15,389)
------------------------------------------------------------------------------------------------------------------------------------

    Net Cash Provided By (Used In) Operating Activities                                                 (115,969)        136,857
------------------------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
Sale of generation assets                                                                              1,705,000              --
Proceeds from sale of inventory                                                                           21,144              --
Acquisitions                                                                                             (32,000)             --
Construction expenditures                                                                                (38,239)        (40,760)
Divestiture costs                                                                                        (89,649)             --
Long-term investments                                                                                         --          (1,431)
Other                                                                                                     (7,582)         (4,931)
------------------------------------------------------------------------------------------------------------------------------------

    Net Cash Provided By (Used In) Investing Activities                                                1,558,674         (47,122)
------------------------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
Redemption of commercial paper                                                                          (136,594)             --
Issuance of debt                                                                                              --          19,500
Loan to affiliate                                                                                       (250,000)             --
Dividends on capital stock                                                                              (257,728)       (145,431)
Reductions of long-term obligations                                                                     (749,197)         (9,097)
Other                                                                                                     (2,752)            340
------------------------------------------------------------------------------------------------------------------------------------

    Net Cash (Used In) Financing Activities                                                           (1,396,271)       (134,688)
------------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and temporary cash investments                                            46,434         (44,953)
Cash and temporary cash investments at beginning of period                                                16,068          53,151
------------------------------------------------------------------------------------------------------------------------------------

    Cash and Temporary Cash Investments at End of Period                                             $    62,502     $     8,198
====================================================================================================================================


Non-Cash Investing and Financing Activities:
Capital lease obligations recorded                                                                   $        --     $     5,988
Dividend of subsidiary companies' assets                                                             $   (67,502)    $        --
------------------------------------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.


Duquesne Light Condensed Statement of Consolidated Comprehensive Income (Unaudited)

                                                                                             (Thousands of Dollars)
                                                                           ---------------------------------------------------------

                                                                            Three Months Ended June 30,   Six Months Ended June 30,
                                                                           ---------------------------------------------------------

                                                                                2000        1999             2000         1999
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                    $  8,131    $ 28,577         $ 47,968     $ 64,444
------------------------------------------------------------------------------------------------------------------------------------

Other comprehensive income:
  Unrealized holding gains (losses) arising during the period,
    net of tax of $(3,286), $1,074, $1,224 and $(2,719)                         (4,633)      1,514            1,726       (3,834)
------------------------------------------------------------------------------------------------------------------------------------

Comprehensive Income                                                          $  3,498    $ 30,091         $ 49,694     $ 60,610
====================================================================================================================================

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

    We are engaged in the transmission and distribution of electric energy.
On April 28, 2000, we completed the Pennsylvania Public Utility Commission
(PUC)-approved sale of our generation assets to Orion Power MidWest, L.P. (See "Generation Asset Sale" discussion, Note B, on page 6.)

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

    These statements should be read with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission (SEC). The results of operations for the three and six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may also be affected by the estimates and assumptions management is required to make. Actual results could differ from those estimates.

Basis of Accounting

    We are subject to the accounting and reporting requirements of the SEC. In addition, our electric utility operations are subject to regulation by the PUC and the Federal Energy Regulatory Commission (FERC) with respect to rates for interstate sales, transmission of electric power, accounting and other matters.

    As a result of our PUC-approved restructuring plan (see "Rate Matters," Note B, below), the electricity supply segment does not meet the criteria of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71). Pursuant to the PUC's final restructuring order, generation-related regulatory assets are being recovered through a competitive transition charge (CTC) collected in connection with providing transmission and distribution services, and these assets have been reclassified accordingly. The balance of transition costs was adjusted by receipt of the generation asset sale proceeds. The electricity delivery business segment continues to meet SFAS No. 71 criteria, and accordingly reflects regulatory assets and liabilities consistent with cost-based ratemaking regulations. The regulatory assets represent probable future revenue, because provisions for these costs are currently included, or are expected to be included, in charges to electric utility customers through the ratemaking process. (See "Rate Matters," Note B, below.) These regulatory assets consist of a regulatory tax receivable, unamortized debt costs and deferred employee costs.

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

    The Pennsylvania Electricity Generation Customer Choice and Competition Act (Customer Choice Act) enables Pennsylvania's electric utility customers to purchase electricity at market prices from a variety of electric generation suppliers (customer choice). All customers now have customer choice. As of July 31, 2000, approximately 26.9 percent of our customers had chosen alternative generation suppliers, representing approximately 12.5 percent of our non-coincident peak load. The remaining customers are provided with electricity through our provider of last resort services agreement with Orion (discussed below). Customers pay their electricity generation supplier for generation charges, and pay us the CTC and charges for transmission and distribution. Electricity delivery (including transmission, distribution and customer service) remains regulated in substantially the same manner as under historical regulation.

Rate Cap

    An overall four-and-one-half-year rate cap from January 1, 1997, was originally imposed on the transmission and distribution charges of Pennsylvania electric utility companies under the Customer Choice Act. As part of a settlement regarding recovery of deferred fuel costs, we previously agreed to extend this rate cap for an additional six months through the end of 2001. However, if our amended provider of last resort arrangement is approved, the rate cap will be extended through 2003, with a possible further extension through 2004. (See "Provider of Last Resort" discussion below.)

Provider of Last Resort

    We are required not only to deliver electricity, but also to serve as the provider of last resort for all customers in our service territory. Although no longer a generation supplier, as the provider of last resort, we must provide electricity for any customer who cannot or does not choose an alternative electric generation supplier, or whose supplier fails to deliver. While collecting the CTC, we may charge only PUC-approved rates for the supply of electricity as the provider of last resort. As part of the generation asset sale, Orion agreed to supply us, under a provider of last resort service agreement, with all of the electric energy necessary to satisfy our provider of last resort obligations during the CTC collection period. This agreement, which expires upon our final collection of the CTC, in general effectively transfers to Orion the financial risks and rewards associated with our provider of last resort obligations. While we retain the collection risk for the electricity sales, a component of our regulated delivery rates is designed to cover the cost of a normal level of uncollectible accounts. In April 2000, we entered into an agreement with Orion that, as amended in June 2000 and subject to PUC and other approvals, would extend this provider of last resort arrangement beyond the final CTC collection through 2004. We anticipate a determination by the PUC later this year.

Generation Asset Sale

    On April 28, 2000, we completed the sale of our generation assets to Orion. Orion purchased the wholly owned Cheswick, Elrama, Phillips and Brunot Island power stations, as well as the stations received from FirstEnergy Corp. in the December 3, 1999 power station exchange, for approximately $1.7 billion.

    In its May 29, 1998, final restructuring order, the PUC determined that we should recover most of the above-market costs of our generation assets, including plant and regulatory assets, through the collection of the CTC from electric utility customers. Originally, transition costs were to be recovered over a seven-year period ending in 2005. As we have regularly stated in our reports, however, by applying the net proceeds of the generation asset sale to reduce transition costs, we anticipated early termination of the CTC collection period in 2001. However, on August 4, 2000, we submitted our final sale-related filing to the PUC, seeking approval for the accounting treatment of the asset sale proceeds. Pursuant to this filing, we now anticipate early termination of the CTC collection period in the first quarter of 2002 for most major rate classes. In addition, the transition costs, as reflected on the consolidated balance sheet, are being amortized over the same period that the CTC revenues are being recognized. The unrecovered balance of transition costs that remain following the generation asset sale, previously anticipated to be approximately $2.1 billion ($1.5 billion net of tax), was approximately $550 million ($330 million net of tax) at June 30, 2000. We are allowed to earn an 11 percent pre-tax return on this net amount, which remains subject to PUC review. We cannot predict the ultimate outcome of the PUC's determinations regarding our filing, the accounting treatment sought, or the balance of transition costs.

Termination of the AYE Merger

    On October 5, 1998, DQE announced its unilateral termination of the merger agreement with Allegheny Energy, Inc. (AYE). AYE filed suit in the United States District Court for the Western District of Pennsylvania, seeking to compel DQE to proceed with the merger, or in the alternative seeking an unspecified amount of money damages. After holding a trial from October 20 through 28, 1999, the District Court ruled on December 3, 1999, that DQE had properly terminated the merger agreement without breach, and granted judgment in DQE's favor on all claims and all requests for injunctive relief. On December 14, 1999, AYE appealed this ruling to the Third Circuit. On May 17, 2000, the Third Circuit unanimously affirmed the District Court's ruling. In early June 2000, AYE announced it would not pursue further appeals in this matter.

C. RECEIVABLES

     The components of receivables for the periods indicated are as follows:

                                                                (Thousands of Dollars)
                                                     -------------------------------------------
                                                       June 30,       June 30,     December 31,
                                                         2000           1999          1999
------------------------------------------------------------------------------------------------
Electric customers                                   $ 101,829      $  86,136      $  82,314
Other utility                                           11,551         22,154         32,582
Loan to DQE                                            250,000             --             --
Other                                                   30,071         32,951         25,481
  (Allowance for uncollectible accounts)               (10,836)       (10,308)        (8,730)
------------------------------------------------------------------------------------------------
Receivables - net                                      382,615        130,933        131,647
Less: Receivables sold                                      --        (50,000)            --
------------------------------------------------------------------------------------------------
    Total                                            $ 382,615      $  80,933      $ 131,647
================================================================================================

    We have an agreement with an unaffiliated corporation that entitles us to sell and the corporation to purchase, on an ongoing basis, up to $40 million of accounts receivable. The accounts receivable sales agreement expires in February 2001, and was recently amended to reduce the sale and purchase entitlement from $50 million. The agreement is one of many sources of funds available to us. We may elect to extend the agreement upon expiration, replace it with a similar facility, or terminate it.

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


Business Segments for the Three Months Ended,
--------------------------------------------------------------------------------------------------------------
                                                                      (Millions of Dollars)
                                            ------------------------------------------------------------------
                                              Electricity      Electricity                  All      Consoli-
                                               Delivery           Supply        CTC        Other      dated
                                            ------------------------------------------------------------------
June 30, 2000
--------------------------------------------------------------------------------------------------------------
Operating revenues                            $   85.4          $ 101.6       $  91.8     $   --    $  278.8
Operating expenses                                53.2            112.1          13.9       (0.6)      178.6
Depreciation and amortization expense             14.1               --          61.6        0.6        76.3
--------------------------------------------------------------------------------------------------------------
  Operating income (loss)                         18.1            (10.5)         16.3         --        23.9
Other income                                       7.4             (0.9)           --        0.6         7.1
Interest and other charges                        18.4              3.3           2.0         --        23.7
--------------------------------------------------------------------------------------------------------------
  Earnings (loss) for common stock            $    7.1          $ (14.7)      $  14.3     $  0.6    $    7.3
==============================================================================================================

Assets                                        $2,328.1          $    --       $ 554.4     $ 61.8    $2,944.3
==============================================================================================================

Capital expenditures                          $   22.1          $   4.7       $    --     $   --    $   26.8
==============================================================================================================

                                                                      (Millions of Dollars)
                                            ------------------------------------------------------------------
                                              Electricity      Electricity                  All      Consoli-
                                               Delivery           Supply        CTC        Other      dated
                                            ------------------------------------------------------------------
June 30, 1999
--------------------------------------------------------------------------------------------------------------
Operating revenues                            $   81.1          $ 102.8      $   89.4     $   --    $  273.3
Operating expenses                                48.7             98.2          23.9        0.9       171.7
Depreciation and amortization expense             12.8              8.8          25.4         --        47.0
--------------------------------------------------------------------------------------------------------------
  Operating income (loss)                         19.6             (4.2)         40.1       (0.9)       54.6
Other income                                       0.6              2.0            --        3.4         6.0
Interest and other charges                         9.1             11.8          12.0        0.1        33.0
--------------------------------------------------------------------------------------------------------------
  Earnings (loss) for common stock            $   11.1         $  (14.0)     $   28.1     $  2.4    $   27.6
==============================================================================================================

Assets (1)                                    $1,535.4         $  425.7      $2,226.8     $ 93.5    $4,281.4
==============================================================================================================

Capital expenditures                          $   15.2         $    9.1      $     --     $   --    $   24.3
==============================================================================================================

(1) Relates to assets as of December 31, 1999.


Business Segments for the Six Months Ended,
--------------------------------------------------------------------------------------------------------------
                                                                      (Millions of Dollars)
                                            ------------------------------------------------------------------
                                              Electricity      Electricity                  All      Consoli-
                                               Delivery           Supply        CTC        Other      dated
                                            ------------------------------------------------------------------
June 30, 2000
--------------------------------------------------------------------------------------------------------------
Operating revenues                            $  172.8          $ 180.4       $ 188.2     $  0.3    $  541.7
Operating expenses                                97.8            191.7          32.5       (1.4)      320.6
Depreciation and amortization expense             23.2              5.2         107.6        1.8       137.8
--------------------------------------------------------------------------------------------------------------
  Operating income (loss)                         51.8            (16.5)         48.1       (0.1)       83.3
Other income                                       8.3              1.6            --        1.7        11.6
Interest and other charges                        29.6              5.5          13.4        0.2        48.7
--------------------------------------------------------------------------------------------------------------
  Earnings (loss) for common stock            $   30.5          $ (20.4)      $  34.7     $  1.4    $   46.2
==============================================================================================================

Assets                                        $2,328.1          $    --       $ 554.4     $ 61.8    $2,944.3
==============================================================================================================

Capital expenditures                          $   33.5          $   4.7       $    --     $   --    $   38.2
==============================================================================================================

                                                                      (Millions of Dollars)
                                            ------------------------------------------------------------------
                                              Electricity      Electricity                  All      Consoli-
                                               Delivery           Supply        CTC        Other      dated
                                            ------------------------------------------------------------------
June 30, 1999
--------------------------------------------------------------------------------------------------------------
Operating revenues                            $  163.4          $ 209.4      $  182.4     $   0.2   $  555.4
Operating expenses                                95.3            197.4          47.8         1.3      341.8
Depreciation and amortization expense             27.2             17.7          55.0          --       99.9
--------------------------------------------------------------------------------------------------------------
  Operating income (loss)                         40.9             (5.7)         79.6        (1.1)     113.7
Other income                                       1.7              4.0            --         8.5       14.2
Interest and other charges                        18.1             23.5          23.7         0.1       65.4
--------------------------------------------------------------------------------------------------------------
  Earnings (loss) for common stock            $   24.5          $ (25.2)     $   55.9     $   7.3   $   62.5
==============================================================================================================

Assets (1)                                    $1,535.4          $ 425.7      $2,226.8     $  93.5   $4,281.4
==============================================================================================================

Capital expenditures                          $   28.6          $  12.1      $     --     $    --   $   40.7
==============================================================================================================

(1) Relates to assets as of December 31, 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND
  ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS

    Part I, Item 2 of this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission (SEC) and our condensed consolidated financial statements, which are set forth on pages 2 through 9 of this Report.

    Duquesne Light Company is a wholly owned subsidiary of DQE, Inc., a multi-utility delivery and services company. Our two wholly owned subsidiaries, Monongahela Light and Power Company and Duquesne Financial LLC, are involved in making long-term investments and providing financing to certain affiliates, respectively.

    We are engaged in the transmission and distribution of electric energy. On April 28, 2000, we completed the Pennsylvania Public Utility Commission (PUC)- approved sale of our generation assets to Orion Power MidWest, L.P. (See "Generation Asset Sale" discussion on page 14.)

Service Area

    We provide service to approximately 580,000 direct customers in southwestern Pennsylvania (including in the City of Pittsburgh), a territory of approximately 800 square miles. Before completing the generation asset sale, we also historically sold electricity to other utilities. (See "Generation Asset Sale" discussion on page 14.)

Regulation

    We are subject to the accounting and reporting requirements of the SEC. In addition, our electric utility operations are subject to regulation by the PUC and the Federal Energy Regulatory Commission (FERC) with respect to rates for interstate sales, transmission of electric power, accounting and other matters.

    As a result of our PUC-approved restructuring plan (see "Rate Matters" on page 14), the electricity supply segment of our business does not meet the criteria of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71). Pursuant to the PUC's final restructuring order, generation-related regulatory assets are being recovered through a competitive transition charge (CTC) collected in connection with providing transmission and distribution services, and these assets have been reclassified accordingly. The balance of transition costs was adjusted by receipt of the proceeds from the generation asset sale. The electricity delivery business segment continues to meet SFAS No. 71 criteria, and accordingly reflects regulatory assets and liabilities consistent with cost-based ratemaking regulations. The regulatory assets represent probable future revenue, because provisions for these costs are currently included, or are expected to be included, in charges to electric utility customers through the ratemaking process. (See "Rate Matters" on page 14.)

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

RESULTS OF OPERATIONS

Overall Performance

     Comparison of Three Months Ended June 30, 2000 and June 30, 1999. Our earnings available for common stock were $7.3 million in the second quarter of 2000 compared to $27.6 million in the second quarter of 1999, a decrease of 73.6 percent.

     The lower earnings level for the second quarter can be attributed to an adjustment of our transition costs based upon the net generation asset sale proceeds. The adjustment resulted in approximately $11 million less of recorded earnings in the second quarter of 2000 compared to the second quarter of 1999.

     Comparison of Six Months Ended June 30, 2000 and June 30, 1999. Our earnings available for common stock were $46.2 million in the first six months of 2000 compared to $62.5 million in the first six months of 1999, a decrease of
26.1 percent.

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

    We report our results by the following three principal business segments, determined by products, services and regulatory environment: (1) the transmission and distribution of electricity (electricity delivery business segment), (2) the supply of electricity (electricity supply business segment), and (3) the collection of transition costs (CTC business segment). With the completion of our generation asset sale on April 28, 2000, the electricity supply business segment is now comprised solely of provider of last resort service. We also report an "all other" category, comprised of our investments, which in 2000 include our automated meter reading assets, and in 1999 included leasing and landfill gas reserve investments.

    Additional information on our business segments is set forth in Note E, "Business Segments and Related Information," in the Notes to the Consolidated Financial Statements on page 7.

    Electricity Delivery Business Segment.

    Comparison of Three Months Ended June 30, 2000 and June 30, 1999. The electricity delivery business segment contributed $7.1 million to earnings available for common stock in the second quarter of 2000 compared to $11.1 million in the second quarter of 1999, a decrease of $4.0 million.

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

    Operating revenues increased by $4.3 million or 5.3 percent compared to the second quarter of 1999. The higher sales can be attributed to warmer weather in 2000 as well as increased consumption by steel manufacturers. The following table sets forth kilowatt-hours (KWH) delivered to electric utility customers.


------------------------------------------------
                              KWH Delivered
                          ----------------------
                              (In Millions)
                          ----------------------
Second Quarter             2000   1999   Change
------------------------------------------------
Residential                 773    752    2.8%
Commercial                1,492  1,457    2.4%
Industrial                  901    873    3.2%
---------------------------------------
  Sales to Electric
   Utility Customers      3,166  3,082    2.7%
================================================

    Operating expenses for the electricity delivery business segment primarily are made up of costs to operate and maintain the transmission and distribution system; meter reading and billing costs; customer service; collection; administrative expenses; income taxes; and non-income taxes, such as gross receipts, property and payroll taxes. Operating expenses increased by $4.5 million or 9.2 percent from the second quarter of 1999. This increase is attributable to a higher level of expenses being allocated to the delivery business segment also due to the sale of our generation assets.

    Other income was $7.4 million for the second quarter of 2000 compared to $0.6 million in the second quarter of 1999, an increase of $6.8 million. This increase is attributable to interest income from the DQE loan and additional allocation to this segment due to the generation asset sale.

    Interest and other charges include interest on long-term debt, other interest and preferred stock dividends. In the second quarter of 2000, there was $9.3 million more interest and other charges allocated to the electricity delivery business segment compared to the second quarter of 1999. Given the generation asset sale to Orion, all remaining financing costs after recapitalization are borne by the electricity delivery business segment.

    Comparison of Six Months Ended June 30, 2000 and June 30, 1999. The electricity delivery business segment contributed $30.5 million to earnings available for common stock in the first six months of 2000 compared to $24.5 million in the first six months of 1999, an increase of $6.0 million or 24.5 percent.

    Operating revenues increased by $9.4 million or 5.8 percent compared to the first six months of 1999 due to an increase of 3.1 percent in sales to electric utility customers. This increase is primarily attributable to increased consumption by steel manufacturers. The following table sets forth KWH delivered to electric utility customers.


------------------------------------------------
                              KWH Delivered
                          ----------------------
                              (In Millions)
                          ----------------------
First Six Months           2000   1999   Change
------------------------------------------------
Residential               1,677  1,668    0.5%
Commercial                2,977  2,898    2.7%
Industrial                1,834  1,724    6.4%
---------------------------------------
  Sales to Electric
   Utility Customers      6,488  6,290    3.1%
================================================

    Operating expenses were $2.5 million or 2.6 percent higher than 1999. This increase is attributed to a higher level of expenses being allocated to the delivery business segment due to the sale of our generation assets.

    Other income was $6.6 million higher than the first six months of 1999. This increase is attributable to interest income from the DQE loan and additional allocation to this segment due to the generation asset sale.

    Interest and other charges include interest on long-term debt, other interest and preferred stock dividends. In the first six months of 2000, there was $11.5 million or 63.5 percent more interest and other charges allocated to the electricity delivery business segment compared to the first six months of 1999.

    Electricity Supply and CTC Business Segments.

    Comparison of Three Months Ended June 30, 2000 and June 30, 1999. In the second quarter of 2000, the electricity supply and CTC business segments reported a loss for common stock of $0.4 million compared to net income of $14.1 million in the second quarter of 1999, a decrease of $14.5 million.

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

    Operating revenues were relatively consistent in the second quarters of 2000 and 1999. The following table sets forth KWH supplied for customers who have not chosen an alternative generation supplier, including unbilled provider of last resort KWH supplied.


------------------------------------------------
                              KWH Supplied
                          ----------------------
                              (In Millions)
                          ----------------------
Second Quarter             2000   1999   Change
------------------------------------------------
Residential                 643    634     1.4%
Commercial                1,251    987    26.7%
Industrial                  979    838    16.8%
----------------------------------------
  Sales to Electric
   Utility Customers      2,873  2,459    16.8%
----------------------------------------
Sales to Other Utilities    301    788   (61.8)%
----------------------------------------
  Total Sales             3,174  3,247    (2.2)%
=================================================

    Operating expenses for the electricity supply business segment are primarily made up of energy costs; costs to operate and maintain the power stations; administrative expenses; income taxes; and non-income taxes, such as gross receipts, property and payroll taxes.

    Fluctuations in energy costs generally result from changes in the cost of fuel; total KWH supplied; and generating station availability. In the second quarter of 1999, fluctuations also resulted from the mix between coal, nuclear generation and purchased power.

    Operating expenses increased $3.9 million or 3.2 percent from the second quarter of 1999, as a result of the generation asset sale. During the second quarter of 2000, operating costs consisted of purchased power costs related to the Orion provider of last resort supply agreement. (See "Provider of Last Resort" discussion on page 14.) The cost, approximately $0.04 per KWH, is equal to the customer shopping credit. During 1999,the average production cost, both fuel and non-fuel operating and maintenance costs, was approximately $0.025 per KWH.

    Depreciation and amortization expense includes the amortization of transition costs and, in the second quarter of 1999, accrued nuclear decommissioning costs. There was an increase of $27.4 million or 80.1 percent compared to the second quarter of 1999. This increase was due to a higher level of transition cost amortization in the second quarter of 2000.

    Interest and other charges include interest on debt, other interest and preferred stock dividends. In the second quarter of 2000 there was an $18.5 million decrease in interest and other charges compared to the second quarter of 1999. The decrease reflects less interest expense allocated to this segment in the second quarter of 2000 due to the generation asset sale.

    Comparison of Six Months Ended June 30, 2000 and June 30, 1999. In the first six months of 2000, the electricity supply and CTC business segments reported net income of $14.3 million compared to $30.7 million in the first six months of 1999, a decrease of $16.4 million or 53.4 percent.

    Operating revenues decreased by $23.2 million or 5.9 percent compared to the first six months of 1999. The decrease in revenues resulted from a 45.2 percent decrease in energy supplied to other utilities in the first six months of 2000 compared to the first six months of 1999, due to the generation asset sale. The following table sets forth KWH supplied for customers who have not chosen an alternative generation supplier, including unbilled provider of last resort KWH supplied.


-------------------------------------------------
                              KWH Supplied
                          -----------------------
                              (In Millions)
                          -----------------------
First Six Months           2000   1999   Change
-------------------------------------------------
Residential                1,326  1,457   (9.0)%
Commercial                 2,130  2,139   (0.4)%
Industrial                 1,827  1,660   10.1%
----------------------------------------
  Sales to Electric
   Utility Customers       5,283  5,256    0.5%
----------------------------------------
Sales to Other Utilities     795  1,450  (45.2)%
----------------------------------------
     Total Sales           6,078  6,706   (9.4)%
=================================================

    Operating expenses decreased $21.0 million or 8.6 percent from the first six months of 1999, as a result of lower power production costs through the date of the generation asset sale. Partially offsetting this decrease was an increase in purchased power costs in 2000 from the higher rate per KWH due to the customer shopping credit.

    There was an increase of $40.1 million or 55.2 percent in depreciation and amortization expense compared to the first six months of 1999. This increase was due to a higher level of transition cost amortization in the first six months of 2000.

    In the first six months of 2000 there was a $28.3 million or 60.0 percent decrease in interest and other charges compared to the first six months of 1999. The decrease reflects less interest expense allocated to the electricity supply and CTC business segments in 2000 due to the generation asset sale.

    All Other.

    Comparison of Three Months Ended June 30, 2000 and June 30, 1999. The all other category contributed $0.6 million to earnings available for common stock in the second quarter of 2000 compared to $2.4 million in the second quarter of 1999, a decrease of $1.8 million or 75.0 percent. The decrease is primarily the result of lower lease income in the second quarter of 2000.

    Comparison of Six Months Ended June 30, 2000 and June 30, 1999. The all other category contributed $1.4 million to earnings available for common stock in the first six months of 2000 compared to $7.3 million in the first six months of 1999, a decrease of $5.9 million. The decrease can be attributed to lower lease income in 2000.

LIQUIDITY AND CAPITAL RESOURCES

Capital Expenditures

    We estimate that during 2000 we will spend, excluding the allowance for funds used during construction, approximately $85 million for electric utility construction, including $5 million for generation. During the first six months of 2000, we have spent approximately $38.2 million on capital expenditures related to the electricity delivery and supply business segments.

Disposition

    On April 28, 2000, we completed the sale of our generation assets to Orion for approximately $1.7 billion. (See "Generation Asset Sale" discussion on page 14.)

Investments

    During the second quarter we lent $250 million to our parent company, DQE. The loan is in the form of a demand note bearing 8 percent annual interest payable quarterly.

Financing

    At June 30, 2000, we had $0.8 million of current debt maturities. During the quarter, the maximum amount of bank loans and commercial paper borrowings outstanding was $51.5 million, the amount of average daily borrowings was $14 million, and the weighted average daily interest rate was 6.13 percent.

    With the proceeds of the generation asset sale in April 2000, we retired $350 million of long-term bonds, $399 million of current maturities and $137 million of commercial paper.

    During the second quarter, we dividended certain assets in our Monongahela Light & Power subsidiary to our parent company, DQE.

Future Capital Requirements and Availability

    We are using the proceeds of our generation asset sale to recapitalize. As previously reported, we have retired short-term debt and redeemed long-term debt.

    We maintain a $225 million revolving credit agreement expiring in September 2000. We have the option to convert the revolver into a term loan facility for a period of two years for any amounts then outstanding upon expiration of the revolving credit period. Interest rates can, in accordance with the option selected at the time of the borrowing, be based on one of several indicators, including prime, Eurodollar, or certificate of deposit rates. Facility fees are based on the unborrowed amount of the commitment. At June 30, 2000, no borrowings were outstanding.

    We have an agreement with an unaffiliated corporation that entitles us to sell, and the corporation to purchase, on an ongoing basis, up to $40 million of accounts receivable. At various times during the second quarter, we had sold receivables under the facility. No amounts were outstanding at June 30, 2000. At June 30, 1999 we had sold $50 million of receivables. The accounts receivable sales agreement expires in February 2001, and was recently amended to reduce the sale and purchase entitlement from $50 million. The agreement is one of many sources of funds available to us. We may elect to extend the agreement upon expiration, replace it with a similar facility, or terminate it.

    With customer choice fully in effect, and our generation asset divestiture complete, all our electric utility customers are buying their generation directly from alternative suppliers or indirectly from Orion (who supplies generation to us pursuant to our provider of last resort service agreement). Customer revenues from our operations have been reduced by an amount equal to the generation rate previously applicable to those customers using alternative generation suppliers. A further impact on customer revenues is expected to occur when the CTC has been fully collected, which is currently expected to occur in 2002 for most major rate classes; elimination of the CTC will reduce customer rates.

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

    The Pennsylvania Electricity Generation Customer Choice and Competition Act (Customer Choice Act) enables Pennsylvania's electric utility customers to purchase electricity at market prices from a variety of electric generation suppliers (customer choice). All customers now have customer choice. As of July 31, 2000, approximately 26.9 percent of our customers had chosen alternative generation suppliers, representing approximately 12.5 percent of our non-coincident peak load. The remaining customers are provided with electricity through our provider of last resort service agreement with Orion (discussed below). Customers pay their electricity generation supplier for generation charges, and pay us the CTC and charges for transmission and distribution. Electricity delivery (including transmission, distribution and customer service) remains regulated in substantially the same manner as under historical regulation.

Rate Cap

    An overall four-and-one-half-year rate cap from January 1, 1997, was originally imposed on the transmission and distribution charges of Pennsylvania electric utility companies under the Customer Choice Act. As part of a settlement regarding recovery of deferred fuel costs, we previously agreed to extend this rate cap for an additional six months through the end of 2001. However, if our amended provider of last resort arrangement is approved, the rate cap will be extended through 2003, with a possible further extension through 2004. (See "Provider of Last Resort" discussion below.)

Provider of Last Resort

    We are required not only to deliver electricity, but also to serve as the provider of last resort for all customers in our service territory. Although no longer a generation supplier, as the provider of last resort, we must provide electricity for any customer who cannot or does not choose an alternative electric generation supplier, or whose supplier fails to deliver. While collecting the CTC, we may charge only PUC-approved rates for the supply of electricity as the provider of last resort. As part of the generation asset sale, Orion agreed to supply us, under a provider of last resort service agreement, with all of the electric energy necessary to satisfy our provider of last resort obligations during the CTC collection period. This agreement, which expires upon our final collection of the CTC, in general effectively transfers to Orion the financial risks and rewards associated with our provider of last resort obligations. While we retain the collection risk for the electricity sales, a component of our regulated delivery rates is designed to cover the cost of a normal level of uncollectible accounts. In April 2000, we entered into an agreement with Orion that, as amended in June 2000 and subject to PUC and other approvals, would extend this provider of last resort arrangement beyond the final CTC collection through 2004. We anticipate a determination by the PUC later this year.

Generation Asset Sale

    On April 28, 2000, we completed the sale of our generation assets to Orion. Orion purchased our wholly owned Cheswick, Elrama, Phillips and Brunot Island power stations, as well as the stations received from FirstEnergy Corp. in the December 3, 1999 power station exchange, for approximately $1.7 billion.

    In its May 29, 1998, final restructuring order, the PUC determined that we should recover most of the above-market costs of our generation assets, including plant and regulatory assets, through the collection of the CTC from electric utility customers. Originally, transition costs were to be recovered over a seven-year period ending in 2005. As we have regularly stated in our reports, however, by applying the net proceeds of the generation asset sale to reduce transition costs, we anticipated early termination of the CTC collection period in 2001. However, on August 4, 2000, we submitted our final sale-related filing to the PUC, seeking approval for the accounting treatment of the asset sale proceeds. Pursuant to this filing, we now anticipate early termination of the CTC collection period in the first quarter of 2002 for most major rate classes. In addition, the transition costs, as reflected on the consolidated balance sheet, are being amortized over the same period that the CTC revenues are being recognized. The unrecovered balance of transition costs that remain following the generation asset sale, previously anticipated to be approximately $2.1 billion ($1.5 billion net of tax), was approximately $550 million ($330 million net of tax) at June 30, 2000. We are allowed to earn an 11 percent pre-tax return on this net amount, which remains subject to PUC review. We cannot predict the ultimate outcome of the PUC's determinations regarding our filing, the accounting treatment sought, or the balance of transition costs.

Termination of the AYE Merger

    On October 5, 1998, DQE announced its unilateral termination of the merger agreement with Allegheny Energy, Inc. (AYE). AYE filed suit in the United States District Court for the Western District of Pennsylvania, seeking to compel DQE to proceed with the merger, or in the alternative seeking an unspecified amount of money damages. After holding a trial from October 20 through 28, 1999, the District Court ruled on December 3, 1999, that DQE had properly terminated the merger agreement without breach, and granted judgment in DQE's favor on all claims and all requests for injunctive relief. On December 14, 1999, AYE appealed this ruling to the Third Circuit. On May 17, 2000, the Third Circuit unanimously affirmed the District Court ruling. In early June 2000, AYE announced it would not pursue further appeals in this matter.

Item 3. Quantitative and Qualitative Disclosures
        About Market Risk.

    Market risk represents the risk of financial loss that may impact our consolidated financial position, results of operations or cash flows due to adverse changes in market prices and rates.

    We manage our interest rate risk by balancing our exposure between fixed and variable rates while attempting to minimize our interest costs. Currently, our variable interest rate debt is approximately 40 percent of long-term borrowings. This variable rate debt is low-cost, tax-exempt debt. We also manage our interest rate risk by retiring and issuing debt from time to time and by maintaining a balance of short-term, medium-term and long-term debt. A 10 percent increase in interest rates would have affected our variable rate debt obligations by increasing interest expense by approximately $0.8 million for the six months ended June 30, 2000 and 1999. A 10 percent reduction in interest rates would have increased the market value of our fixed rate debt by approximately $11.8 million and $13.3 million as of June 30, 2000 and June 30, 1999. Such changes would not have had a significant near-term effect on our future earnings or cash flows.

                             ---------------------

    Except for historical information contained herein, the matters discussed in this report are forward-looking statements that involve risks and uncertainties including, but not limited to: economic, competitive, regulatory, governmental and technological factors affecting operations, markets, products, services and prices; and other risks discussed in our filings with the SEC.

PART II.  OTHER INFORMATION.

Item 1.  Legal Proceedings.

    On October 5, 1998, DQE announced the unilateral termination of the merger agreement with Allegheny Energy, Inc. (AYE). DQE believes that AYE suffered a material adverse effect as a result of the PUC's final restructuring order regarding AYE's utility subsidiary, West Penn Power Company. AYE filed suit in the United States District Court for the Western District of Pennsylvania, seeking to compel DQE to proceed with the merger, or in the alternative seeking an unspecified amount of money damages. On October 28, 1998, the judge ruled in DQE's favor regarding termination of the merger agreement. AYE appealed to the United States Court of Appeals for the Third Circuit, who on March 11, 1999, remanded the case to the District Court for further proceedings. Trial was held from October 20 through 28, 1999. On December 3, 1999, the District Court ruled that DQE had properly terminated the merger agreement without breach, and granted judgment in its favor on all claims and all requests for injunctive relief. On December 14, 1999, AYE appealed this decision to the Third Circuit, who, on May 17, 2000, unanimously affirmed the District Court's ruling. In early June 2000, AYE announced it would not pursue further appeals in this matter.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits:

   EXHIBIT 12.1 - Calculation of Ratio of Earnings to Fixed Charges and
                  Preferred and Preference Stock Dividend Requirements.

   EXHIBIT 27.1 - Financial Data Schedule

b. A report on Form 8-K was filed May 23, 2000, to report the Third Circuit's decision on the AYE merger litigation. No financial statements were filed with this report.

   A report on Form 8-K was filed June 14, 2000, to discuss a presentation made by DQE officers to the Wall Street Utility Group on that date. No financial statements were filed with this report.

                         -----------------------------

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant identified below has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Duquesne Light Company
                                         ----------------------------
                                                 (Registrant)



Date    August 14, 2000                    /s/ Frosina C. Cordisco
     ---------------------               ----------------------------
                                                 (Signature)
                                             Frosina C. Cordisco
                                                  Treasurer




Date    August 14, 2000                      /s/ James E. Wilson
     ---------------------               ----------------------------
                                                 (Signature)
                                               James E. Wilson
                                 Vice President and Chief Accounting Officer