Form 10-Q
period 2000-09-30
DUQUESNE LIGHT CO
filed 2000-11-14
CIK 30573

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended September 30, 2000
                                         ------------------

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period From ____________ to ____________


                             Commission File Number
                             ----------------------
                                     1-956


                             Duquesne Light Company
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)


               Pennsylvania                             25-0451600
               ------------                             ----------
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)

                               411 Seventh Avenue
                        Pittsburgh, Pennsylvania  15219
          ----------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

      Registrant's telephone number, including area code:  (412) 393-6000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X    No
                      -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

DQE, Inc., is the holder of all shares of Duquesne Light Company common stock, $1 par value, consisting of 10 shares as of October 31, 2000.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Duquesne Light Condensed Statement of Consolidated Income (Unaudited)
-------------------------------------------------------------------------------

                                                                              (Thousands of Dollars)
                                                       ----------------------------------------------------------------------
                                                             Three Months Ended                      Nine Months Ended
                                                                September 30,                          September 30,
                                                       ----------------------------------------------------------------------
                                                         2000                1999                 2000              1999
-----------------------------------------------------------------------------------------------------------------------------
Operating Revenues:
Sales of Electricity:
Customer revenues                                      $ 290,361           $ 296,043            $ 788,311          $ 790,410
Utilities                                                  4,503              27,283               26,403             56,414
-----------------------------------------------------------------------------------------------------------------------------
Total Sales of Electricity                               294,864             323,326              814,714            846,824
Other                                                      9,932              12,839               31,821             45,328
-----------------------------------------------------------------------------------------------------------------------------
    Total Operating Revenues                             304,796             336,165              846,535            892,152
-----------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Fuel and purchased power                                 120,983              84,341              264,319            180,921
Other operating                                           34,726              65,373              117,278            187,363
Maintenance                                                8,204              18,425               44,578             62,196
Depreciation and amortization                             90,151              60,779              227,954            160,677
Taxes other than income taxes                             16,554              23,830               57,722             68,068
Income taxes                                               4,631              18,181               21,841             53,432
-----------------------------------------------------------------------------------------------------------------------------
    Total Operating Expenses                             275,249             270,929              733,692            712,657
-----------------------------------------------------------------------------------------------------------------------------
Operating Income                                          29,547              65,236              112,843            179,495
-----------------------------------------------------------------------------------------------------------------------------
Other Income and Deductions                                2,308               4,465               13,898             18,085
-----------------------------------------------------------------------------------------------------------------------------
Income Before Interest and Other Charges                  31,855              69,701              126,741            197,580
-----------------------------------------------------------------------------------------------------------------------------
Interest Charges                                          16,934              29,520               57,571             86,674
-----------------------------------------------------------------------------------------------------------------------------
Monthly Income Preferred Securities Dividend
 Requirements                                              3,141               3,141                9,422              9,422
-----------------------------------------------------------------------------------------------------------------------------
Net Income                                                11,780              37,040               59,748            101,484
=============================================================================================================================
Dividends on Preferred and Preference Stock                  844               1,036                2,570              3,016
    Earnings for Common Stock                          $  10,936           $  36,004            $  57,178          $  98,468
=============================================================================================================================

See notes to condensed consolidated financial statements.

Duquesne Light Condensed Consolidated Balance Sheet (Unaudited)
-------------------------------------------------------------------------------

                                                                                                   (Thousands of Dollars)
                                                                                               -------------------------------
                                                                                                 September 30,    December 31,
ASSETS                                                                                                2000           1999
------------------------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment:
 Gross property, plant and equipment                                                                $ 1,936,764    $ 3,959,236
 Less: Accumulated depreciation and amortization                                                       (610,878)    (2,500,719)
------------------------------------------------------------------------------------------------------------------------------
    Total Property, Plant and Equipment - Net                                                         1,325,886      1,458,517
------------------------------------------------------------------------------------------------------------------------------
Long-Term Investments                                                                                    59,384         80,891
------------------------------------------------------------------------------------------------------------------------------
Current Assets:
Cash and temporary cash investments                                                                      96,981         16,068
Receivables                                                                                             396,378        131,647
Other current assets                                                                                    105,222        111,134
------------------------------------------------------------------------------------------------------------------------------
    Total Current Assets                                                                                598,581        258,849
------------------------------------------------------------------------------------------------------------------------------
Other Non-Current Assets:
Transition costs                                                                                        478,301      2,008,171
Regulatory assets                                                                                       243,843        224,002
Divestiture costs                                                                                            --        218,653
Other                                                                                                    15,059         32,329
------------------------------------------------------------------------------------------------------------------------------
    Total Other Non-Current Assets                                                                      737,203      2,483,155
------------------------------------------------------------------------------------------------------------------------------
    Total Assets                                                                                    $ 2,721,054    $ 4,281,412
==============================================================================================================================


CAPITALIZATION AND LIABILITIES
------------------------------------------------------------------------------------------------------------------------------
Capitalization:
Common stock (authorized - 90,000,000 shares, issued and outstanding - 10 shares)                   $        --    $        --
Capital surplus                                                                                         483,327        746,051
Retained earnings                                                                                        31,109         39,931
Accumulated other comprehensive income                                                                   14,713         12,692
------------------------------------------------------------------------------------------------------------------------------
    Total Common Stockholder's Equity                                                                   529,149        798,674
------------------------------------------------------------------------------------------------------------------------------
Preferred and Preference Stock                                                                          222,627        229,512
------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                                        1,060,773      1,410,754
------------------------------------------------------------------------------------------------------------------------------
  Total Capitalization                                                                                1,812,549      2,438,940
Obligations Under Capital Leases                                                                         10,524         16,534
------------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
Notes payable and current debt maturities                                                                   796        536,353
Other current liabilities                                                                               209,847        225,333
------------------------------------------------------------------------------------------------------------------------------
    Total Current Liabilities                                                                           210,643        761,686
------------------------------------------------------------------------------------------------------------------------------
Non-Current Liabilities:
Deferred income taxes - net                                                                             497,035        782,885
Deferred income                                                                                              --         93,246
Other non-current liabilities                                                                           190,303        188,121
------------------------------------------------------------------------------------------------------------------------------
    Total Non-Current Liabilities                                                                       687,338      1,064,252
------------------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note D)
------------------------------------------------------------------------------------------------------------------------------
    Total Capitalization and Liabilities                                                            $ 2,721,054    $ 4,281,412
==============================================================================================================================

See notes to condensed consolidated financial statements.

Duquesne Light Condensed Statement of Consolidated Cash Flows (Unaudited)
-------------------------------------------------------------------------------

                                                                                                       (Thousands of Dollars)
                                                                                                 ---------------------------------
                                                                                                   Nine Months Ended September 30,
                                                                                                 ---------------------------------
                                                                                                      2000               1999
----------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Operations                                                                                       $   189,067          $ 217,219
Changes in working capital other than cash                                                           (36,145)            17,073
Other                                                                                                (37,982)            (1,115)
----------------------------------------------------------------------------------------------------------------------------------
    Net Cash Provided By (Used In) Operating Activities                                              114,940            233,177
----------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Proceeds from sale of generation assets, net of federal income tax payment of $157,424             1,547,576                 --
Proceeds from sale of inventory                                                                       21,144                 --
Divestiture costs                                                                                    (78,752)                --
Capital expenditures                                                                                 (63,936)           (57,954)
Acquisitions                                                                                         (32,000)                --
Long-term investments                                                                                     --             (4,022)
Other                                                                                                (17,504)           (20,873)
----------------------------------------------------------------------------------------------------------------------------------
    Net Cash Provided By (Used In) Investing Activities                                            1,376,528            (82,849)
----------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Reductions of long-term obligations-net                                                             (749,326)           (70,946)
Dividends on capital stock                                                                          (268,571)          (179,633)
Loan to affiliate                                                                                   (250,000)                --
Redemption of commercial paper                                                                      (136,594)                --
Increase in notes payable                                                                                 --             66,000
Other                                                                                                 (6,064)               608
----------------------------------------------------------------------------------------------------------------------------------
    Net Cash Provided By (Used In) Financing Activities                                           (1,410,555)          (183,971)
----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                                       80,913            (33,643)
Cash, beginning of period                                                                             16,068             53,151
----------------------------------------------------------------------------------------------------------------------------------
    Cash, End of Period                                                                          $    96,981          $  19,508
==================================================================================================================================

Non-Cash Investing and Financing Activities:
Capital lease obligations recorded                                                               $        --          $   6,470
Dividend of subsidiary companies' assets                                                         $   (61,578)         $      --
----------------------------------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.

Duquesne Light Condensed Statement of Consolidated Comprehensive Income (Unaudited)


                                                                                  (Thousands of Dollars)
                                                                -------------------------------------------------------
                                                                     Three Months Ended           Nine Months Ended
                                                                        September 30,                September 30,
                                                                -------------------------------------------------------
                                                                      2000        1999              2000        1999
-----------------------------------------------------------------------------------------------------------------------
Net income                                                         $  11,780    $  37,040        $  59,748  $  101,484
-------------------------------------------------------------------------------------------------------------------------
Other comprehensive income:

 Unrealized holding gains (losses) arising during
  the period, net of tax of $210, $(725), $1,434 and $(3,445)            296       (1,023)           2,021      (4,857)
-------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                               $  12,076    $  36,017        $  61,769  $   96,627
=========================================================================================================================

See notes to condensed consolidated financial statements.

Notes to Consolidated Financial Statements

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

  Duquesne Light Company is a wholly owned subsidiary of DQE, Inc., a multi-utility delivery and services company. We are engaged in the transmission and distribution of electric energy. Our two wholly owned subsidiaries, Monongahela Light and Power Company and Duquesne Financial LLC, are involved in making long-term investments and providing financing to certain affiliates, respectively.

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

  These statements should be read with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission (SEC). The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may also be affected by the estimates and assumptions management is required to make. Actual results could differ from those estimates.

Basis of Accounting

  We are subject to the accounting and reporting requirements of the SEC. In addition, our electric utility operations are subject to regulation by the Pennsylvania Public Utility Commission (PUC) and the Federal Energy Regulatory Commission (FERC) with respect to rates for interstate sales, transmission of electric power, accounting and other matters.

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

  The Pennsylvania Electricity Generation Customer Choice and Competition Act (Customer Choice Act) enables Pennsylvania's electric utility customers to purchase electricity at market prices from a variety of electric generation suppliers (customer choice). All customers now have customer choice. As of October 31, 2000, approximately 31.4 percent of our customers had chosen alternative generation suppliers, representing approximately 35.5 percent of our non-coincident peak load. The remaining customers are provided with electricity through our provider of last resort services agreement with Orion Power MidWest, L.P. (discussed below). Customers pay for generation charges as provided by their electricity generation supplier, and pay us the CTC and charges for transmission and distribution. Electricity delivery (including transmission, distribution and customer service) remains regulated in substantially the same manner as under historical regulation.

Provider of Last Resort

  We are required not only to deliver electricity, but also to serve as the provider of last resort for all customers in our service territory. Although no longer a generation supplier, as the provider of last resort we must provide electricity for any customer who cannot or does not choose an alternative electric generation supplier, or whose supplier fails to deliver. While collecting the CTC, we may charge only PUC-approved rates for the supply of electricity as the provider of last resort. As part of the generation asset sale, Orion agreed to supply us, under a provider of last resort service agreement, with all of the electric energy necessary to satisfy our provider of last resort obligations during the CTC collection period. This agreement, which expires upon our final collection of the CTC, in general effectively transfers to Orion the financial risks and rewards associated with our provider of last resort obligations. While we retain the collection risk for the electricity sales, a component of our regulated delivery rates is designed to cover the cost of a normal level of uncollectible accounts.

  In April 2000, we entered into an agreement with Orion that, as amended in June 2000 and subject to PUC and other approvals, would extend this provider of last resort arrangement (and the rates for the supply of electricity) beyond the final CTC collection through 2004. We filed our extension plan on June 30, 2000. Since October 2000, we have participated in collaborative meetings with the PUC and various stakeholders concerning provider of last resort issues. We anticipate the PUC's determination in November.

Transmission and Distribution Rate Cap

  An overall four-and-one-half-year rate cap from January 1, 1997, was originally imposed on the transmission and distribution charges of Pennsylvania electric utility companies under the Customer Choice Act. As part of a settlement regarding recovery of deferred fuel costs, we previously agreed to extend this rate cap for an additional six months through the end of 2001. If the amended provider of last resort arrangement described above is approved, this rate cap will be extended through at least 2003. In addition, we will have the option to further extend this cap through 2004.

Generation Asset Sale

  On April 28, 2000, we completed the sale of our generation assets to Orion. Orion purchased the wholly owned Cheswick, Elrama, Phillips and Brunot Island power stations, as well as the stations received from FirstEnergy Corp. in the December 3, 1999 power station exchange, for approximately $1.7 billion.

  In its May 29, 1998, final restructuring order, the PUC determined that we should recover most of the above-market costs of our generation assets, including plant and regulatory assets, through the collection of the CTC from electric utility customers. Originally, transition costs were to be recovered over a seven-year period ending in 2005. As we have regularly stated in our reports, however, by applying the net proceeds of the generation asset sale to reduce transition costs, we originally anticipated early termination of the CTC collection period in 2001.

  On August 4, 2000, we submitted our final sale-related filing to the PUC, seeking approval for the accounting treatment of the asset sale proceeds. Pursuant to this filing, we now anticipate early termination of the CTC collection period in the first quarter of 2002 for most major rate classes. In addition, the transition costs, as reflected on the consolidated balance sheet, are being amortized over the same period that the CTC revenues are being recognized. The unrecovered balance of transition costs that remain following the generation asset sale, previously anticipated to be approximately $2.1 billion ($1.5 billion net of tax), was approximately $480 million ($290 million net of tax) at September 30, 2000. We are allowed to earn an 11 percent pre-tax return on this net amount, which remains subject to PUC review. We have received and responded to comments on this filing, and anticipate a final determination regarding our filing, the accounting treatment sought and the balance of transition costs by the end of 2000.

C. RECEIVABLES

  The components of receivables for the periods indicated are as follows:


                                                  (Thousands of Dollars)
                                         ---------------------------------------
                                           Sept. 30,     Sept. 30,  December 31,
                                             2000          1999         1999
--------------------------------------------------------------------------------
Electric customers                        $  116,581   $  97,005     $  82,314
Other utility                                  8,741      27,733        32,582
Loan to DQE                                  250,000          --            --
Other                                         31,772      21,764        25,481
 (Allowance for uncollectible accounts)      (10,716)     (9,520)       (8,730)
--------------------------------------------------------------------------------
Receivables - net                            396,378     136,982       131,647
Less: Receivables sold                            --     (50,000)           --
--------------------------------------------------------------------------------
   Total                                   $ 396,378   $  86,982     $ 131,647
--------------------------------------------------------------------------------

  We have an agreement with an unaffiliated corporation that entitles us to sell, and the corporation to purchase, accounts receivable on an ongoing basis. We expect to terminate the agreement in the fourth quarter of 2000.

D. COMMITMENTS AND CONTINGENCIES

  We estimate that in 2000 we will spend, excluding the allowance for funds used during construction, approximately $90 million (including $5 million relating to generation) for electric utility construction.

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

Business Segments for the Three Months Ended,
-------------------------------------------------------------------------------


                                                                                      (Millions of Dollars)
                                                         -----------------------------------------------------------------------
                                                          Electricity   Electricity                  Eliminations/    Consoli-
                                                           Delivery       Supply          CTC         All Other         dated
                                                         -----------------------------------------------------------------------
September 30, 2000
--------------------------------------------------------------------------------------------------------------------------------
Operating revenues                                        $    89.3     $ 126.6        $    88.9      $    --         $   304.8
Operating expenses                                             53.1       126.6              7.4         (1.9)            185.2
Depreciation and amortization expense                          13.4          --             76.1          0.6              90.1
---------------------------------------------------------------------------------------------------------------------------------
 Operating income (loss)                                       22.8          --              5.4          1.3              29.5
Other income                                                    3.8          --               --         (1.5)              2.3
Interest and other charges                                     19.6          --              1.3           --              20.9
---------------------------------------------------------------------------------------------------------------------------------
 Earnings (loss) for common stock                         $     7.0     $    --        $     4.1      $  (0.2)        $    10.9
=================================================================================================================================

Assets                                                    $ 2,181.0     $    --        $   478.3      $  61.7         $ 2,721.0
=================================================================================================================================

Capital expenditures                                      $    25.7     $    --        $      --      $    --         $    25.7
=================================================================================================================================



                                                                                      (Millions of Dollars)
                                                         -----------------------------------------------------------------------
                                                          Electricity   Electricity                  Eliminations/    Consoli-
                                                           Delivery       Supply          CTC         All Other         dated
                                                         -----------------------------------------------------------------------
September 30, 1999
---------------------------------------------------------------------------------------------------------------------------------
Operating revenues                                        $    95.8     $  129.7       $    107.8     $   2.8         $   336.1
Operating expenses                                             53.4        125.6             23.4         7.7             210.1
Depreciation and amortization expense                           7.7          2.2             46.1         4.8              60.8
---------------------------------------------------------------------------------------------------------------------------------
 Operating income (loss)                                       34.7          1.9             38.3        (9.7)             65.2
Other income                                                   (1.7)        (1.7)              --         7.9               4.5
Interest and other charges                                      9.1         11.8             11.9         0.9              33.7
---------------------------------------------------------------------------------------------------------------------------------
 Earnings (loss) for common stock                         $    23.9     $  (11.6)      $     26.4     $  (2.7)        $    36.0
=================================================================================================================================

Assets (1)                                                $ 1,535.4     $  425.7       $  2,226.8     $  93.5         $ 4,281.4
=================================================================================================================================

Capital expenditures                                      $    10.4     $    6.8       $       --     $    --         $    17.2
=================================================================================================================================


(1) Relates to assets as of December 31, 1999.

Business Segments for the Nine Months Ended,
-------------------------------------------------------------------------------


                                                                                      (Millions of Dollars)
                                                         -----------------------------------------------------------------------
                                                          Electricity   Electricity                  Eliminations/    Consoli-
                                                           Delivery       Supply          CTC         All Other         dated
                                                         -----------------------------------------------------------------------
September 30, 2000
---------------------------------------------------------------------------------------------------------------------------------
Operating revenues                                        $   262.1     $  307.0       $    277.1     $   0.3         $   846.5
Operating expenses                                            150.9        318.3             39.9        (3.4)            505.7
Depreciation and amortization expense                          36.6          5.2            183.8         2.4             228.0
---------------------------------------------------------------------------------------------------------------------------------
 Operating income (loss)                                       74.6        (16.5)            53.4         1.3             112.8
Other income                                                   12.1          1.6               --         0.2              13.9
Interest and other charges                                     49.2          5.5             14.7         0.1              69.5
---------------------------------------------------------------------------------------------------------------------------------
 Earnings (loss) for common stock                         $    37.5     $  (20.4)      $     38.7     $   1.4         $    57.2
=================================================================================================================================

Assets                                                    $ 2,181.0     $     --       $    478.3     $  61.7         $ 2,721.0
=================================================================================================================================

Capital expenditures                                      $    59.2     $    4.7       $       --     $    --         $    63.9
=================================================================================================================================



                                                                                      (Millions of Dollars)
                                                         -----------------------------------------------------------------------
                                                          Electricity   Electricity                  Eliminations/    Consoli-
                                                           Delivery       Supply          CTC         All Other         dated
                                                         -----------------------------------------------------------------------
September 30, 1999
---------------------------------------------------------------------------------------------------------------------------------
Operating revenues                                        $   259.3     $  339.1       $    290.3     $   3.5         $   892.2
Operating expenses                                            145.7        326.1             71.2         9.0             552.0
Depreciation and amortization expense                          42.6         12.1            101.1         4.9             160.7
---------------------------------------------------------------------------------------------------------------------------------
 Operating income (loss)                                       71.0          0.9            118.0       (10.4)            179.5
Other income                                                     --          2.2               --        15.9              18.1
Interest and other charges                                     27.2         35.2             35.6         1.1              99.1
---------------------------------------------------------------------------------------------------------------------------------
 Earnings (loss) for common stock                         $    43.8     $  (32.1)      $     82.4     $   4.4         $    98.5
=================================================================================================================================

Assets (1)                                                $ 1,535.4     $  425.7       $  2,226.8     $  93.5         $ 4,281.4
=================================================================================================================================

Capital expenditures                                      $    39.1     $   18.9       $       --     $    --         $    58.0
=================================================================================================================================

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

  Duquesne Light Company is a wholly owned subsidiary of DQE, Inc., a multi-utility delivery and services company. We are engaged in the transmission and distribution of electric energy. Our two wholly owned subsidiaries, Monongahela Light and Power Company and Duquesne Financial LLC, are involved in making long-term investments and providing financing to certain affiliates, respectively.

Service Area

  We provide service to approximately 580,000 direct customers in southwestern Pennsylvania (including in the City of Pittsburgh), a territory of approximately 800 square miles. Before completing the generation asset sale, we also historically sold electricity to other utilities. (See "Generation Asset Sale" discussion on page 14.)

Regulation

  We are subject to the accounting and reporting requirements of the SEC. In addition, our electric utility operations are subject to regulation by the Pennsylvania Public Utility Commission (PUC) and the Federal Energy Regulatory Commission (FERC) with respect to rates for interstate sales, transmission of electric power, accounting and other matters.

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

  On December 15, 1999, the FERC issued its Order No. 2000, which calls on transmission-owning utilities such as Duquesne Light to voluntarily join regional transmission organizations. The goal of the order is to put transmission facilities in a region under common control in an effort to reduce costs. In a filing made October 16, 2000, we informed the FERC that we plan to join a regional transmission organization at the earliest practicable date, and are currently exploring our options. We anticipate making a final decision by the end of 2001.

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

RESULTS OF OPERATIONS

Overall Performance

  Comparison of Three Months Ended September 30, 2000 and September 30, 1999. Our earnings available for common stock were $10.9 million in the third quarter of 2000 compared to $36.0 million in the third quarter of 1999, a decrease of
69.7 percent.

  The lower earnings level for the third quarter can be attributed to a decrease in sales to electric customers caused by milder weather in 2000, lower CTC revenues due to the collection of transition costs with the generation asset sale, and accelerated amortization of the remaining transition costs.

  Comparison of Nine Months Ended September 30, 2000 and September 30, 1999. Our earnings available for common stock were $57.2 million in the first nine months of 2000 compared to $98.5 million in the first nine months of 1999, a decrease of 41.9 percent.

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

  We report our results by the following three principal business segments, determined by products, services and regulatory environment: (1) the transmission and distribution of electricity (electricity delivery business segment), (2) the supply of electricity (electricity supply business segment), and (3) the collection of transition costs (CTC busi-ness segment). With the completion of our generation asset sale on April 28, 2000, the electricity supply business segment is now comprised solely of provider of last resort service. We also report an "all other" category, comprised of our investments, which in 2000 include our automated meter reading assets, and in 1999 included leasing and landfill gas reserve investments.

  Additional information on our business segments is set forth in Note E, "Business Segments and Related Information," in the Notes to the Consolidated Financial Statements on page 7.

  Electricity Delivery Business Segment.

  Comparison of Three Months Ended September 30, 2000 and September 30, 1999. The electricity delivery business segment contributed $7.0 million to net income in the third quarter of 2000 compared to $23.9 million in the third quarter of 1999, a decrease of $16.9 million or 70.7 percent.

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

  Operating revenues decreased by $6.5 million or 6.8 percent compared to the third quarter of 1999. This decrease is due to lower sales to electric utility customers of 3.6 percent in the third quarter of 2000. The lower sales can be attributed to lower sales to residential customers due to milder weather in 2000. The following table sets forth kilowatt-hours (KWH) delivered to electric utility customers.


----------------------------------------------------
                                 KWH Delivered
                         ---------------------------
                                 (In Millions)
                         ---------------------------
Third Quarter               2000     1999  Change
----------------------------------------------------
Residential                988.4  1,104.5  (10.5)%
Commercial               1,697.8  1,720.8   (1.3)%
Industrial                 898.8    893.3    0.6 %
------------------------------------------
  Sales to Electric
    Utility Customers    3,585.0  3,718.6   (3.6)%
====================================================

  Operating expenses for the electricity delivery business segment primarily are made up of costs to operate and maintain the transmission and distribution system; meter reading and billing costs; customer service; collection; administrative expenses; income taxes; and non-income taxes, such as gross receipts, property and payroll taxes. Operating expenses decreased by $0.3 million or 0.6 percent from the third quarter of 1999. The relative consistency between periods can be attributed to a higher level of overhead expenses being allocated to the electricity delivery business segment due to the generation asset sale.

  Other income was $3.8 million for the third quarter of 2000 compared to $(1.7) million in the third quarter of 1999, an increase of $5.5 million. The increase in other income can be attributed to interest on a loan to DQE, as well as a higher level of other income being allocated to this segment as a result of the generation asset sale. 1999 includes an adjustment to other income for income taxes.

  Interest and other charges include interest on debt, other interest and preferred stock dividends of Duquesne Light. In the third quarter of 2000, there was $10.5 million more interest and other charges allocated to the electricity delivery business segment compared to the third quarter of 1999. Although we utilized auction proceeds to retire debt, and thus reduced our overall level of interest expense, all remaining financing costs after recapitalization are now borne by the electricity delivery business segment.

  Comparison of Nine Months Ended September 30, 2000 and September 30, 1999. The electricity delivery business segment contributed $37.5 million to net income in the first nine months of 2000 compared to $43.8 million in the first nine months of 1999, a decrease of $6.3 million or 14.4 percent.

  Operating revenues increased by $2.8 million or 1.1 percent compared to the first nine months of 1999 due to an increase of 0.6 percent in sales to electric utility customers. The increase is primarily attributable to increased consumption by steel manufacturers, offset by lower residential sales due to milder weather conditions in 2000. The following table sets forth KWH delivered to electric utility customers.


----------------------------------------------------
                                KWH Delivered
                        ----------------------------
                                (In Millions)
                        ----------------------------
First Nine Months           2000      1999  Change
----------------------------------------------------
Residential              2,664.9   2,772.9   (3.9)%
Commercial               4,675.0   4,618.5    1.2 %
Industrial               2,733.1   2,617.1    4.4 %
-------------------------------------------
 Sales to Electric
   Utility Customers    10,073.0  10,008.5    0.6 %
====================================================

  Operating expenses were $5.2 million or 3.6 percent higher than in the first nine months of 1999, primarily due to the allocation of more overhead expenses to the electricity delivery business segment as a result of the generation asset sale.

  Other income was $12.1 million higher than in the first nine months of 1999. The increase was due to the following items: (1) the interest income on the loan to DQE, (2) increased interest income, a result of more cash due to the generation asset sale, and (3) a higher level of other income being allocated to the electricity delivery business segment in 2000 because of the generation asset sale.

  Interest and other charges include interest on debt, other interest and preferred stock dividends of Duquesne Light. In the first nine months of 2000, there was $22.0 million or 80.9 percent more interest and other charges allocated to the electricity delivery business segment compared to the first nine months of 1999. Although we utilized auction pro-ceeds to retire debt and thus reduced our overall level of interest expense, all remaining financing costs after recapitalization are now borne by the electricity delivery business segment.

  Electricity Supply and CTC Business Segments.

  Comparison of Three Months Ended September 30, 2000 and September 30, 1999. In the third quarter of 2000, the electricity supply and CTC business segments reported net income of $4.1 million compared to $14.8 million in the third quarter of 1999, a decrease of $10.7 million.

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

  Operating revenues decreased by $22.0 million or 9.3 percent from the third quarter of 1999. The decrease is due to two factors: (1) 18.4 percent lower KWH supplied primarily due to lower sales to other utilities following our generation asset sale; and (2) a lower CTC revenue rate per KWH compared to 1999. In accordance with the PUC restructuring order, our annual transition cost recovery rate decreases proportionally with the increasing customer shopping credit. The following table sets forth KWH supplied for customers who have not chosen an alternative generation supplier.


------------------------------------------------------
                                  KWH Supplied
                            --------------------------
                                  (In Millions)
                            --------------------------
Third Quarter                  2000     1999  Change
------------------------------------------------------
Residential                   639.2    911.9  (29.9)%
Commercial                  1,604.6  1,241.7   29.2 %
Industrial                    881.0    866.9    1.6 %
---------------------------------------------
 Sales to Electric
   Utility Customers        3,124.8  3,020.5    3.5 %
---------------------------------------------
Sales to Other Utilities       88.5    919.1  (90.4)%
---------------------------------------------
 Total Sales                3,213.3  3,939.6  (18.4)%
======================================================

  Operating expenses for the electricity supply business segment are primarily made up of energy costs; costs to operate and maintain the power stations; and non-income taxes, such as gross receipts, property and payroll taxes.

  Fluctuations in energy costs generally result from changes in the cost of fuel; total KWH supplied; and generating station availability.

  Operating expenses decreased $15.0 million or 10.1 percent from the third quarter of 1999, as a result of the generation asset sale. The decrease was partially offset by the higher cost of purchased power related to the provider of last resort supply agreement with Orion Power MidWest, L.P. (See "Provider of Last Resort" discussion on page 14.) The cost under the provider of last resort agreement, approximately $0.04 per KWH, is equal to the customer shopping credit. During 1999,the average production cost, both fuel and non-fuel operating and maintenance costs, was approximately $0.025 per KWH.

  Depreciation and amortization expense includes the amortization of transition costs and, in the third quarter of 1999, depreciation of generation assets. There was an increase of $27.8 million or 57.6 percent compared to the third quarter of 1999. This increase was due to a higher level of transition cost amortization in the third quarter of 2000.

  Interest and other charges include interest on debt, other interest and preferred stock dividends. In the third quarter of 2000 there was a $22.4 million decrease in interest and other charges compared to the third quarter of 1999. The decrease reflects the retirement of debt with auction proceeds and less interest expense allocated to these segments due to the generation asset sale.

  Comparison of Nine Months Ended September 30, 2000 and September 30, 1999. In the first nine months of 2000, the electricity supply and CTC business segments reported net income of $18.3 million compared to $50.3 million in the first nine months of 1999, a decrease of $32.0 million or 63.6 percent.

  Operating revenues decreased by $45.3 million or 7.2 percent compared to the first nine months of 1999. The decrease in revenues resulted from a 62.7 percent decrease in energy supplied to other utilities in the first nine months of 2000 compared to the first nine months of 1999, as well as a decrease in the transition cost recovery rate set forth by the PUC. The following table sets forth KWH supplied for customers who have not chosen an alternative generation supplier.


-------------------------------------------------------
                                   KWH Supplied
                            ---------------------------
                                  (In Millions)
                            ---------------------------
First Nine Months              2000      1999  Change
-------------------------------------------------------
Residential                 1,861.3   2,368.6  (21.4)%
Commercial                  3,485.9   3,381.1    3.1 %
Industrial                  2,552.1   2,527.0    1.0 %
----------------------------------------------
 Sales to Electric
   Utility Customers        7,899.3   8,276.7   (4.6)%
----------------------------------------------
Sales to Other Utilities      883.9   2,369.6  (62.7)%
----------------------------------------------
 Total Sales                8,783.2  10,646.3  (17.5)%
=======================================================

  Operating expenses decreased $39.1 million or 9.8 percent from the first nine months of 1999, as a result of lower power production costs through the date of the generation asset sale. Partially offsetting this decrease was an increase in purchased power costs in 2000, following the generation asset sale, from the higher rate per KWH due to the customer shopping credit.

  There was an increase of $75.8 million or 67.0 percent in depreciation and amortization expense compared to the first nine months of 1999. This increase was due to a higher level of transition cost amortization in the first nine months of 2000.

  In the first nine months of 2000 there was a $50.6 million or 71.5 percent decrease in interest and other charges compared to the first nine months of 1999. The decrease reflects a lower level of interest expense from the retirement of debt with generation asset sale proceeds, and less interest expense allocated to these segments in 2000 due to the sale.

  All Other.

  Comparison of Three Months Ended September 30, 2000 and September 30, 1999. The all other category had a net loss of $0.2 million in the third quarter of 2000 compared to a net loss of $2.7 million in the third quarter of 1999. The lower income in 2000 is primarily due to the dividend of certain investments in April 2000 to our parent company, DQE, and the sale of affordable housing investments during 1999.

  Comparison of Nine Months Ended September 30, 2000 and September 30, 1999. The all other category contributed $1.4 million to earnings available for common stock in the first nine months of 2000 compared to $4.4 million in the first nine months of 1999, a decrease of $3.0 million. The decrease can be attributed to the dividend of certain investments in April 2000 to DQE.

LIQUIDITY AND CAPITAL RESOURCES

Capital Expenditures

  We estimate that during 2000 we will spend, excluding the allowance for funds used during construction, approximately $90 million for electric utility construction, including $5 million for generation. During the first nine months of 2000, we have spent approximately $63.9 million on capital expenditures related to the electricity delivery and supply business segments.

Disposition

  On April 28, 2000, we completed the sale of our generation assets to Orion for approximately $1.7 billion. (See "Generation Asset Sale" discussion on page 14.)

Investments

  During the second quarter we lent $250 million to DQE. The loan is in the form of a demand note bearing 8 percent annual interest payable monthly.

Financing

  At September 30, 2000, we had $0.8 million of current debt maturities. There were no bank loans or commercial paper borrowings during the quarter.

  With the proceeds of the generation asset sale in April 2000, we retired $350 million of long-term bonds, $399 million of current maturities and $137 million of commercial paper.

  During the second quarter, we dividended certain assets in our Monongahela Light & Power subsidiary to DQE.

Future Capital Requirements and Availability

  We are using the proceeds of our generation asset sale to recapitalize. As previously reported, we have retired short-term debt and redeemed long-term debt.

  We maintain a $225 million revolving credit agreement expiring in September 2001. We have the option to convert the revolver into a term loan facility for a period of two years for any amounts then outstanding upon expiration of the revolving credit period. Interest rates can, in accordance with the option selected at the time of the borrowing, be based on one of several indicators, including prime, Eurodollar, or certificate of deposit rates. Facility fees are based on the unborrowed amount of the commitment. At September 30, 2000, no borrowings were outstanding.

  We have an agreement with an unaffiliated corporation that entitles us to sell, and the corporation to purchase, accounts receivable on an ongoing basis. At various times during the first nine months of 2000, we had sold receivables under the facility. No amounts were outstanding at September 30, 2000. At September 30, 1999 we had sold $50 million of receivables. We expect to terminate the agreement in the fourth quarter of 2000.

  With customer choice fully in effect, and our generation asset divestiture complete, all our electric utility customers are buying their generation directly from alternative suppliers or indirectly from Orion (who supplies generation to us pursuant to our provider of last resort service agreement), which has affected our cash flows. Customer revenues include revenues from provider of last resort customers. Although we collect these revenues, we pass them on (net of gross receipts tax) to Orion. In addition, a further impact on customer revenues is expected to occur when the CTC has been fully collected, which is currently expected to occur in 2002 for most major rate classes; elimination of the CTC will reduce customer bills.

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

  The Pennsylvania Electricity Generation Customer Choice and Competition Act (Customer Choice Act) enables Pennsylvania's electric utility customers to purchase electricity at market prices from a variety of electric generation suppliers (customer choice). All customers now have customer choice. As of October 31, 2000, approximately 31.4 percent of our customers had chosen alternative generation suppliers, representing approximately 35.5 percent of our non-coincident peak load. The remaining customers are provided with electricity through our provider of last resort service agreement with Orion (discussed below). Customers pay for generation charges as provided by their electricity generation supplier, and pay us the CTC and charges for transmission and distribution. Electricity delivery (including transmission, distribution and customer service) remains regulated in substantially the same manner as under historical regulation.

Provider of Last Resort

  We are required not only to deliver electricity, but also to serve as the provider of last resort for all customers in our service territory. Although no longer a generation supplier, as the provider of last resort we must provide electricity for any customer who cannot or does not choose an alternative electric generation supplier, or whose supplier fails to deliver. While collecting the CTC, we may charge only PUC-approved rates for the supply of electricity as the provider of last resort. As part of the generation asset sale, Orion agreed to supply us, under a provider of last resort service agreement, with all of the electric energy necessary to satisfy our provider of last resort obligations during the CTC collection period. This agreement, which expires upon our final collection of the CTC, in general effectively transfers to Orion the financial risks and rewards associated with our provider of last resort obligations. While we retain the collection risk for the electricity sales, a component of our regulated delivery rates is designed to cover the cost of a normal level of uncollectible accounts.

  In April 2000, we entered into an agreement with Orion that, as amended in June 2000 and subject to PUC and other approvals, would extend this provider of last resort arrangement (and the rates for the supply of electricity) beyond the final CTC collection through 2004. We filed our extension plan on June 30, 2000. Since October 2000, we have participated in collaborative meetings with the PUC and various stakeholders concerning provider of last resort issues. We anticipate the PUC's determination in November.

Transmission and Distribution Rate Cap

  An overall four-and-one-half-year rate cap from January 1, 1997, was originally imposed on the transmission and distribution charges of Pennsylvania electric utility companies under the Customer Choice Act. As part of a settlement regarding recovery of deferred fuel costs, we previously agreed to extend this rate cap for an additional six months through the end of 2001. If the amended provider of last resort arrangement described above is approved, this rate cap will be extended through at least 2003. In addition, we will have the option to further extend this cap through 2004.

Generation Asset Sale

  On April 28, 2000, we completed the sale of our generation assets to Orion. Orion purchased our wholly owned Cheswick, Elrama, Phillips and Brunot Island power stations, as well as the stations received from FirstEnergy Corp. in the December 3, 1999 power station exchange, for approximately $1.7 billion.

  In its May 29, 1998, final restructuring order, the PUC determined that we should recover most of the above-market costs of our generation assets, including plant and regulatory assets, through the collection of the CTC from electric utility customers. Originally, transition costs were to be recovered over a seven-year period ending in 2005. As we have regularly stated in our reports, however, by applying the net proceeds of the generation asset sale to reduce transition costs, we originally anticipated early termination of the CTC collection period in 2001.

  On August 4, 2000, we submitted our final sale-related filing to the PUC, seeking approval for the accounting treatment of the asset sale proceeds. Pursuant to this filing, we now anticipate early termination of the CTC collection period in the first quarter of 2002 for most major rate classes. In addition, the transition costs, as reflected on the consolidated balance sheet, are being amortized over the same period that the CTC revenues are being recognized. The unrecovered balance of transition costs that remain following the generation asset sale, previously anticipated to be approximately $2.1 billion ($1.5 billion net of tax), was approximately $480 million ($290 million net of tax) at September 30, 2000. We are allowed to earn an 11 percent pre-tax return on this net amount, which remains subject to PUC review. We have received and responded to comments on this filing, and anticipate a final determination regarding our filing, the accounting treatment sought and the balance of transition costs by the end of 2000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

  Market risk represents the risk of financial loss that may impact our consolidated financial position, results of operations or cash flows due to adverse changes in market prices and rates.

  We manage our interest rate risk by balancing our exposure between fixed and variable rates while attempting to minimize our interest costs. Currently, our variable interest rate debt is approximately 40 percent of long-term borrowings. This variable rate debt is low-cost, tax-exempt debt. We also manage our interest rate risk by retiring and issuing debt from time to time and by maintaining a balance of short-term, medium-term and long-term debt. A 10 percent increase in interest rates would have affected our variable rate debt obligations by increasing interest expense by approximately $1.9 million and $1.0 million for the nine months ended September 30, 2000 and September 30, 1999. A 10 percent reduction in interest rates would have increased the market value of our fixed rate debt by approximately $42.9 million and $73.0 million as of September 30, 2000 and December 31, 1999. Such changes would not have had a significant near-term effect on our future earnings or cash flows.

                        _____________________________

  Except for historical information contained herein, the matters discussed in this report are forward-looking statements that involve risks and uncertainties including, but not limited to: changing weather conditions; demand for electric utility services; and economic, competitive, regulatory, governmental and technological factors affecting operations, markets, products, services and prices.


PART II.  OTHER INFORMATION.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits:

 EXHIBIT 12.1 - Calculation of Ratio of Earnings to Fixed Charges and Preferred
                and Preference Stock Dividend Requirements.

 EXHIBIT 27.1 - Financial Data Schedule

b. On November 9, 2000, we furnished a Report on Form 8-K to provide disclosure under Regulation FD regarding a presentation to the investment community.
   No financial statements were included.

                        _____________________________

                                  SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant identified below has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Duquesne Light Company
                                    -------------------------------------------
                                                   (Registrant)





Date     November 14, 2000                    /s/ Frosina C. Cordisco
      -----------------------       -------------------------------------------
                                                    (Signature)
                                                Frosina C. Cordisco
                                                     Treasurer





Date     November 14, 2000                       /s/ James E. Wilson
      -----------------------       -------------------------------------------
                                                    (Signature)
                                                  James E. Wilson
                                    Vice President and Chief Accounting Officer