Form 10-K
period 2000-12-31
DUQUESNE LIGHT CO
filed 2001-03-26
CIK 30573

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 31, 2000
                           -----------------

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


                              411 Seventh Avenue
                        Pittsburgh, Pennsylvania 15219
               --------------------------------------------------
               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code: (412) 393-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X   No
                       ---     ---

DQE, Inc., is the holder of all shares of Duquesne Light Company common stock, $1 par value, consisting of 10 shares as of February 28, 2001.

[  ]  Indicate by check mark if disclosure of delinquent filers pursuant to Item
      405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Securities registered pursuant to Section 12(b) of the Act:

                                                            Name of each exchange on
  Registrant               Title of each class                   which registered
  ----------               -------------------              ------------------------
Duquesne Light               Preferred Stock                New York Stock Exchange
  Company

                                Involuntary
     Series                   Liquidation Value
     3.75%                     $50 per share
     4.00%                     $50 per share
     4.10%                     $50 per share
     4.15%                     $50 per share
     4.20%                     $50 per share
     $2.10                     $50 per share
     8.375%                    $25 per share (1)

Sinking Fund Debentures, due March 1, 2010 (5%)     New York Stock Exchange
7 3/8% Quarterly Interest Bonds, due 2038           New York Stock Exchange

(1) Issued by Duquesne Capital, L.P., and the payments of dividends and payments on liquidation or redemption are guaranteed by Duquesne Light Company.

                                 TABLE OF CONTENTS

                                                               Page
                                                               ----
GLOSSARY
                               PART I

ITEM 1.                BUSINESS
  Corporate Structure                                            1
  Employees                                                      1
  Property, Plant and Equipment                                  1
  Environmental Matters                                          2
  Current Trends and Outlook                                     2
  Other                                                          3
  Executive Officers of the Registrant                           4

ITEM 2.                PROPERTIES                                5

ITEM 3.                LEGAL PROCEEDINGS                         5

ITEM 4.                SUBMISSION OF MATTERS TO A
                       VOTE OF SECURITY HOLDERS                  5


                              PART II

ITEM 5.                MARKET FOR REGISTRANT'S
                       COMMON EQUITY AND RELATED
                       SHAREHOLDER MATTERS                       5

ITEM 6.                SELECTED FINANCIAL DATA                   5

ITEM 7.                MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS
  Results of Operations                                          6
  Liquidity and Capital Resources                                9
  Rate Matters                                                  10

ITEM 7A.               QUANTITATIVE AND QUALITATIVE
                       DISCLOSURES ABOUT MARKET RISK            11

ITEM 8.                REPORT OF INDEPENDENT AUDITORS;
                       CONSOLIDATED FINANCIAL STATEMENTS
                       AND SUPPLEMENTARY DATA                   12

ITEM 9.                CHANGES IN AND DISAGREEMENTS
                       WITH ACCOUNTANTS ON ACCOUNTING
                       AND FINANCIAL DISCLOSURE                 32


                                 PART III

ITEM 10.               DIRECTORS AND EXECUTIVE
                       OFFICERS OF THE REGISTRANT               32

ITEM 11.               EXECUTIVE COMPENSATION                   32

ITEM 12.               SECURITY OWNERSHIP OF
                       CERTAIN BENEFICIAL OWNERS
                       AND MANAGEMENT                           32

ITEM 13.               CERTAIN RELATIONSHIPS AND
                       RELATED TRANSACTIONS                     32


                              PART IV

ITEM 14.               EXHIBITS, FINANCIAL STATEMENT
                       SCHEDULES AND REPORTS ON
                       FORM 8-K                                 32

                       SCHEDULE II

                       SIGNATURES

GLOSSARY OF TERMS

With Pennsylvania at the forefront of the national trend toward electric utility industry restructuring, a number of unique terms have developed and are used in this report. Certain of these restructuring-specific terms are defined below.

Competitive Transition Charge (CTC) -- During the electric utility restructuring from the traditional Pennsylvania regulatory framework to customer choice, electric utilities have the opportunity to recover transition costs from customers through this usage-based charge.

Customer Choice -- The Pennsylvania Electricity Generation Customer Choice and Competition Act (see "Rate Matters" on page 10) gives consumers the right to contract for electricity at market prices from PUC-approved electric generation suppliers.

Divestiture -- The selling of major assets. We completed the divestiture of our generation assets through the sale to Orion Power MidWest, L.P. in April 2000.

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

Price to Compare -- The PUC-determined price of electric generation (plus transmission) for each utility during the CTC collection period. Customers will experience savings if they can purchase power from an alternative electric generation supplier at a lower price than that determined by the PUC.

Provider of Last Resort -- Under Pennsylvania's Customer Choice Act, the local distribution utility is required to provide electricity for customers who do not choose an alternative generation supplier, or whose supplier fails to deliver. (See "Rate Matters" on page 10.)

Regional Transmission Organization (RTO) -- Organization formed by transmission-owning utilities to put transmission facilities within a region under common control.

Regulatory Assets -- Pennsylvania ratemaking practices grant regulated utilities exclusive geographic franchises in exchange for the obligation to serve all customers. Under this system, certain prudently incurred costs are approved by the PUC for deferral and future recovery with a return from customers. These deferred costs are capitalized as regulatory assets by the regulated utility.

Restructuring Plan -- Our plan, approved by the PUC, for restructuring and recovery of our transition costs under Pennsylvania's Customer Choice Act.

Transition Costs -- Transition costs are the net present value of a utility's known or measurable costs related to electric generation that are recoverable through the CTC.

Transmission and Distribution -- Transmission is the flow of electricity from generating stations over high voltage lines to substations where voltage is reduced. Distribution is the flow of electricity over lower voltage facilities to the ultimate customer (businesses and homes).

                                    PART I

ITEM 1.  BUSINESS.

CORPORATE STRUCTURE

  Part I of this Annual Report on Form 10-K should be read in conjunction with our audited consolidated financial statements, which are set forth on pages 12 through 30 of this Report.

  Duquesne Light Company is a wholly owned subsidiary of DQE, Inc., a multi-utility delivery and services company. We are engaged in the transmission and distribution of electric energy. On April 28, 2000, we sold our generation assets to Orion Power MidWest, L.P. for approximately $1.7 billion. (See "Generation Divestiture" discussion on page 10.)

  Our various subsidiaries are primarily involved in operating our automated meter reading technology and providing financing to certain affiliates.

DQE's Strategic Review Process

  As announced on December 6, 2000, DQE has commenced a comprehensive, market-based strategic and financial review of its entire company and the component businesses. With a primary focus on maximizing shareholder value, this review could result in the divestiture of some or all of the component businesses, including the sale of DQE itself. The review process is expected to be completed during the second quarter of 2001.

Service Area

  We provide service to approximately 580,000 direct customers in southwestern Pennsylvania (including in the City of Pittsburgh), a territory of approximately 800 square miles. Before completing the generation asset sale, we historically sold electricity to other utilities. (See "Generation Divestiture" discussion on page 10.)

Regulation

  We are subject to the accounting and reporting requirements of the Securities and Exchange Commission (SEC). Our electric utility operations are also subject to regulation by the Pennsylvania Public Utility Commission (PUC) and the Federal Energy Regulatory Commission (FERC) with respect to rates for interstate sales, transmission of electric power, accounting and other matters.

  As a result of our PUC-approved restructuring plan (see "Rate Matters" on page
10), the electricity supply segment does not meet the criteria of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71). Pursuant to the PUC's final restructuring order, and as provided in the Pennsylvania Electricity Generation Customer Choice and Competition Act (Customer Choice Act), generation-related transition costs are being recovered through a competitive transition charge
(CTC) collected in connection with providing transmission and distribution services. The balance of transition costs was adjusted by receipt of the proceeds from the generation asset sale during the second quarter of 2000. The electricity delivery business segment continues to meet SFAS No. 71 criteria, and accordingly reflects regulatory assets and liabilities consistent with cost-based ratemaking regulations. The regulatory assets represent probable future revenue, because provisions for these costs are currently included, or are expected to be included, in charges to electric utility customers through the ratemaking process. (See "Rate Matters" on page 10.)

Business Segments

  For the purposes of complying with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), we are required to disclose information about our business segments separately. This information is set forth in "Results of Operations" on page 6 and in "Business Segments and Related Information," Note O in the Notes to the Consolidated Financial Statements on page 28.

EMPLOYEES

  At December 31, 2000, we had 1,420 employees. We have renegotiated our labor contract with the International Brotherhood of Electrical Workers, which represents the majority of our employees. The contract has been extended through 2002 or 2003, depending on the outcome of DQE's strategic review process, and provides, among other things, employment security and income protection.

PROPERTY, PLANT AND EQUIPMENT

Investment in PP&E and Accumulated Depreciation

  Our total investment in property, plant and equipment (PP&E) and the related accumulated depreciation balances for major classes of property at December 31, 2000 and 1999 are as follows:

PP&E and Related Accumulated Depreciation at December 31,

---------------------------------------------------------------------------------------
                                                (Millions of Dollars)
                                                        2000
                                   ----------------------------------------------------
                                                       Accumulated              Net
                                   Investment          Depreciation          Investment
---------------------------------------------------------------------------------------
Electric delivery                   $1,911.5             $  612.5             $1,299.0
Electric supply                           --                   --                   --
Capital leases                          19.3                  6.8                 12.5
Other                                   34.3                  1.5                 32.8
---------------------------------------------------------------------------------------
Total                               $1,965.1             $  620.8             $1,344.3
=======================================================================================

                                                (Millions of Dollars)
                                                        1999
                                   ----------------------------------------------------
                                                       Accumulated              Net
                                   Investment          Depreciation          Investment
---------------------------------------------------------------------------------------
Electric delivery                   $1,997.3             $  745.3             $1,252.0
Electric supply                      1,928.8              1,745.7                183.1
Capital leases                          26.0                  7.6                 18.4
Other                                    7.1                  2.1                  5.0
---------------------------------------------------------------------------------------
Total                               $3,959.2             $2,500.7             $1,458.5
=======================================================================================

  Electric delivery PP&E includes: (1) high voltage transmission wires used in delivering electricity from generating stations to substations; (2) substations and transformers; (3) lower voltage distribution wires used in delivering electricity to customers; (4) related poles and equipment; and (5) internal telecommunication equipment, vehicles and office equipment. In 1999, electric supply PP&E included fossil generating stations. Electric supply accumulated depreciation reflects the write-down of production plant values to the PUC-determined market value. Our capital leases are primarily associated with other electric plant. The other PP&E is comprised of various buildings, land and the assets related to the Customer Advanced Reliability System (CARS) acquisition in 2000. (See "Acquisition and Dispositions" discussion on page 9.)

ENVIRONMENTAL MATTERS

  Various federal and state authorities regulate us with respect to air and water quality and other environmental matters. Environmental compliance obligations with respect to the generation plants transferred to FirstEnergy Corp. in the power station exchange have been assumed by FirstEnergy. Upon completion of the generation asset sale, Orion assumed the environmental obligations related to all of the plants sold, both those we originally owned and those we acquired in the power station exchange. (See "Generation Divestiture" discussion on page 10.)

  In 1992, the Pennsylvania Department of Environmental Protection (DEP) issued Residual Waste Management Regulations governing the generation and management of non-hazardous residual waste, such as coal ash. Following the generation asset divestiture, we retained certain facilities which remain subject to these regulations. We have assessed our residual waste management sites, and the DEP has approved our compliance strategies. We incurred costs of $2 million in 2000 to comply with these DEP regulations. We expect the costs of compliance to be approximately $1.5 million over the next two years with respect to sites we will continue to own. These costs are being recovered in the CTC, and the corresponding liability has been recorded for current and future obligations.

  Our current estimated liability for closing Warwick Mine, including final site reclamation, mine water treatment and certain labor liabilities, is approximately $40 million. We have recorded a liability for this amount on the consolidated balance sheet.

  We are involved in various other environmental matters. We believe that such matters, in total, will not have a materially adverse effect on our financial position, results of operations or cash flows.

CURRENT TRENDS AND OUTLOOK

Electric Utility Industry Trends

  Spurred by regulatory and technology developments, a number of significant market trends are affecting electric industry participants today. Perhaps the most obvious is a heightened degree of price awareness: when customers have choices, they pay more attention to prices. While the increased attention is focused on wholesale electricity prices, there is a spillover effect on delivery prices as well. Further, the present elevated level of wholesale electricity prices may make it more difficult politically for regulators to grant increases in delivery prices.

  A second market trend is the increase in new service opportunities. With choice, customers are likely to be interested in services to facilitate shopping for alternative generation suppliers, such as customer aggregation, price solicitation and/or gathering and price risk management. Customers will also have the opportunity to use Internet-based communication to manage their energy usage through usage measurement and analysis, usage control, and multi-commodity integration. A third category of new opportunities is arising in the area of asset management, where industrial and institutional customers may seek management services concerning their electricity production assets, such as facility design, construction, operation, fuel procurement and financing services.

  An additional market trend is an increased customer awareness of and interest in the quality of electric service. With the growth in electricity usage by equipment containing microprocessors (e.g., computers and communication devices), outages and voltage fluctuations are more readily noticed and less easily tolerated. In addition, in an era when many kinds of information are available instantly on the Internet, customers increasingly expect utilities to provide information about their electricity supply in a timely manner; failure to do so leads to reduced customer satisfaction. With a smaller bill subject to their jurisdiction, regulators are increasingly focused on customer satisfaction. In this environment, failure to maintain and improve performance in the delivery business can both damage relationships with regulators and reduce opportunities to win customers for new kinds of services.

  In addition to deregulation of the generation sector, major changes are underway in the delivery sector, as well. At the most basic level, a number of delivery businesses--especially those that have divested generation--discovered a need to overhaul the core of their delivery businesses to address service quality considerations. This typically involves resizing administrative functions, redesigning customer service functions, and replacing information systems that support those functions.

  A second industry trend is the effort to broaden service offerings. Most utilities focus on their existing service territories, where they possess the advantage of existing customer relationships; the more ambitious are attempting to expand their unregulated services geographically. Some utilities are using acquisition of non-electric utilities as a means of increasing the available customer base for introducing new services. Changes have already begun in the provision of some kinds of services, particularly those involving commodity price risk management, where scale is a distinct advantage.

  Finally, the long-term trend toward industry consolidation is accelerating, especially among utilities that have divested generation. Almost all U.S. utilities that have divested generation in the course of industry restructuring have either merged, been acquired or expanded significantly through purchases of other utilities' divested generation assets. The difficulties of overhauling the core business and introducing new services, and the advantages of acquiring greater scale in these areas, provide a powerful impetus for consolidation.

Outlook

  As discussed previously, DQE has commenced a strategic and financial review of its entire company, focusing on maximizing shareholder value. This review could result in the divestiture of one or more component businesses or DQE as a whole. The review process is expected to be completed during the second quarter of 2001.

  We are now a much smaller company, and are changing the role of our administrative infrastructure. We have implemented our previously reported Best-in-Class initiative, through which we anticipate approximately $30 million in annual pre-tax savings beginning in 2001, and continue to restructure our operations following the generation asset sale. The preceding sentence is forward-looking; anticipated savings will depend on the effectiveness of our administrative restructuring and our ability to operate with reduced administrative resources.


OTHER

Recent Accounting Pronouncement

  In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, which became effective for us on January 1, 2001, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. We have evaluated the impact on our financial statements and have determined that the adoption of this statement will not have a material impact on our results of operations, financial position or cash flows.

Market Risk

  Market risk represents the risk of financial loss that may impact our consolidated financial position, results of operations or cash flows due to adverse changes in market prices and rates.

  We manage our interest rate risk by balancing our exposure between fixed and variable rates while attempting to minimize our interest costs. Currently, our variable interest rate debt is approximately $418 million or 39 percent of long-term debt. Most of this variable rate debt is low-cost, tax-exempt debt. We also manage our interest rate risk by retiring and issuing debt from time to time and by maintaining a balance of short-term, medium-term and long-term debt. A 10 percent increase in interest rates would have affected our variable rate debt obligations by increasing interest expense by approximately $2.0 million, $1.6 million and $1.6 million for the years ended December 31, 2000, 1999 and 1998. A 10 percent reduction in interest rates would have increased the market value of our fixed rate debt by approximately $40.4 million and $20.3 million as of December 31, 2000 and 1999. Such changes would not have a significant near-term effect on our future earnings or cash flows.

                          --------------------------

  Except for historical information contained herein, the matters discussed in this annual report are forward-looking statements that involve risks and uncertainties including, but not limited to: the outcome of DQE's strategic review process; economic, competitive, governmental and technological factors affecting operations, markets, products, services and prices; and other risks discussed in our filings with the Securities and Exchange Commission.

EXECUTIVE OFFICERS OF THE REGISTRANT

  Set forth below are the names, ages as of March 10, 2001, positions, and brief accounts of the business experience during the past five years of our executive officers.


     Name                 Age                             Office
John R. Marshall          51        President since August 1999. Previously, Vice President -
                                      Consumer and Small Business Market Unit of Entergy
                                      Corporation from 1996 to August 1999. Vice President -
                                      Information Systems of Entergy Corporation from 1995
                                      to 1996.

Stevan R. Schott          38        Vice President - Finance and Customer Service since
                                      August 2000. Vice President and Controller from August
                                      1999 to August 2000. Previously, Controller of Montauk,
                                      Inc. from October 1998 to August 1999. Deloitte & Touche
                                      LLP - Senior Manager and Public Utilities Specialist
                                      from September 1993 to September 1998.

Maureen L. Hogel          40        Vice President - Development, Legal and Administration
                                      since January 2001. Vice President - Legal from
                                      September 1999 to January 2001. Assistant General
                                      Counsel from February 1996 to September 1999.
                                      Previously, Associate with Drinker, Biddle & Reath from
                                      September 1988 to February 1996.

Joseph G. Belechak         41       Vice President - Asset Management and Operations since
                                      August 2000. General Manager, Asset Management from
                                      March 1999 to August 2000. Manager, Substations and
                                      Telecommunications from June 1996 to March 1999.

James E. Wilson            35       Vice President and Chief Accounting Officer since August
                                      2000. Previously Controller from November 1998 to August
                                      1999, and Assistant Controller from September 1996 to
                                      November 1998. Controller for affiliates from 1995 to
                                      1998. Currently Vice President and Controller of DQE
                                      since March 2000. Previously Controller since July 1999
                                      and Assistant Controller from 1996 to July 1999.

ITEM 2.  PROPERTIES.

  Our principal properties consist of electric transmission and distribution facilities and supplemental properties and appurtenances, located substantially in Allegheny and Beaver counties in southwestern Pennsylvania.
Substantially all of the electric utility properties are subject to a mortgage lien of an Indenture of Mortgage and Deed of Trust dated as of April 1, 1992.

  On April 28, 2000, we sold our generation assets. We own 9 transmission substations and 561 distribution substations (367 of which are located on customer-owned land and are used to service only that customer). We have 592 circuit-miles of transmission lines, comprised of 345,000, 138,000 and 69,000 volt lines. Street lighting and distribution circuits of 23,000 volts and less include approximately 16,420 circuit-miles of lines and cable. These properties are used in the electricity delivery business segment.

  We own, but do not operate, the Warwick Mine, including 4,849 acres owned in fee of unmined coal lands and mining rights, located on the Monongahela River in Greene County, Pennsylvania. Mining operations ceased in March 2000, and reclamation commenced in April 2000. This property had been used in the electricity supply business segment.

ITEM 3.  LEGAL PROCEEDINGS.

  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS.

  All of our common stock is held solely by DQE; none is publicly traded.

  During 2000 and 1999, we declared quarterly dividends on our common stock totaling $282 million and $203 million, respectively.

ITEM 6.  SELECTED FINANCIAL DATA.

  Selected financial data for each year of the six-year period ended December 31, 2000, are set forth on page 31. The information is incorporated here by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Overall Performance

2000 Compared to 1999

  Our earnings available for common stock were $89.2 million in 2000, compared to $147.0 million in 1999, a decrease of $57.8 million or 39.3 percent. The decrease in earnings is primarily due to the sale of our generation assets. The net proceeds from the sale were applied to reduce the level of our transition costs. (See "Generation Divestiture" discussion on page 10.) As we record 11 percent pre-tax earnings on our unrecovered transition costs, this reduction in the level of transition costs resulted in decreased earnings. While this sale resulted in a reduction in earnings, customer rates--and consequently our cash flow--will not be reduced until transition costs have been fully recovered in early 2002 for most major rate classes.

1999 Compared to 1998

  In the second quarter of 1998, the PUC issued its final restructuring order related to our plan to recover our transition costs from electric utility customers. As a result of the order, we recorded an extraordinary charge against earnings of $82.6 million, or $1.06 per share of DQE common stock. The following discussion of results of operations excludes the impact of that charge.

  Our earnings available for common stock were $147.0 million in 1999 compared to $144.5 million in 1998, an increase of $2.5 million or 1.7 percent. This increase was due to decreased purchased power costs as a result of improved generating station availability, and was partially offset by decreased revenues due to customer choice.

Results of Operations by Business Segment

  Prior to 1999, Duquesne Light was treated as a single integrated business segment, due to our regulated operating environment. The PUC authorized a combined rate for supplying and delivering electricity to customers that was (1) cost-based, (2) designed to recover operating expenses and investment in electric utility assets, and (3) designed to provide a return on the investment. As a result of the Customer Choice Act, supply of electricity is deregulated and charged at a separate rate from the delivery of electricity. For the purposes of disclosing information about our business segments, we have allocated revenues to our various lines of business.

  We report our results by the following three principal business segments, determined by products, services and regulatory environment: (1) the transmission and distribution of electricity (electricity delivery business segment), (2) the supply of electricity (electricity supply business segment) and (3) the collection of transition costs (CTC business segment). With the completion of our generation asset sale in April 2000, the electricity supply business segment is now comprised solely of provider of last resort service.

  During 2000, we dividended a non-electric operating subsidiary and a financial, non-operating subsidiary to DQE. The operations of our remaining subsidiaries support solely the electricity delivery business segment. Therefore, we no longer report an "all other" category. We have restated prior periods where appropriate to present segment information consistent with the manner that is currently used by management. Note O, "Business Segments and Related Information," in the Notes to the Consolidated Financial Statements on page 28 shows the financial results of each principal business segment in tabular form. Following is a discussion of these results.

2000 Compared to 1999

  Electricity Delivery Business Segment. The electricity delivery business segment contributed $43.3 million to net income in 2000, compared to $38.7 million in 1999, an increase of $4.6 million or 11.9 percent. Included in 2000 is $7.3 million related to the cumulative effect of a change in accounting principle for unbilled revenues.

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

  Operating revenues increased by $9.1 million or 3.0 percent compared to 1999, due to an increase in sales to electric utility customers of 1.7 percent in 2000, and more revenues allocated to this segment after the generation asset sale. Residential sales decreased 0.5 percent primarily due to milder weather conditions in 2000. Commercial sales increased 2.3 percent, due to an increase in the number of commercial customers, while industrial sales increased 2.9 percent, due to increased consumption by steel manufacturers. The following table sets forth kilowatt-hours (KWH) delivered to electric utility customers.


----------------------------------------------------------------------
                                              KWH Delivered
                                   -----------------------------------
                                              (In Millions)
                                   -----------------------------------
                                     2000          1999       Change
----------------------------------------------------------------------
Residential                          3,509         3,526       (0.5)%
Commercial                           6,162         6,024        2.3%
Industrial                           3,581         3,481        2.9%
-----------------------------------------------------------
  Billed KWH Sales                  13,252        13,031        1.7%
Unbilled KWH Accrual                   483            --         --%
-----------------------------------------------------------
  Total Sales                       13,735        13,031        5.4%
======================================================================

  Operating expenses for the electricity delivery business segment are primarily made up of costs to operate and maintain the transmission and distribution system; meter reading and billing costs; customer service; collection; administrative expenses; income taxes; and non-income taxes, such as gross receipts, property and payroll taxes. Operating expenses decreased by $14.5 million or 7.8 percent compared to 1999, due to cost reductions realized from the corporate center excellence and best-in-class initiatives we began in 2000; cost savings related to the implementation of our automated Customer Advanced Reliability System (CARS), which replaced our traditional, labor-intensive meter reading process; and a reduction to employee pension costs.

  Depreciation and amortization expense includes the depreciation of electric delivery-related plant and equipment. There was an increase of $5.9 million or
11.7 percent compared to 1999. The increase is primarily attributed to more general plant being allocated to the delivery business in 2000, and the acquisition of the CARS system.

  Other income increased $3.2 million compared to 1999, primarily due to interest income earned from the generation asset sale proceeds, and was partially offset by the dividend of certain subsidiaries to DQE.

  Interest and other charges include interest on long-term debt and other interest. In 2000, there was $23.6 million or 51.4 percent more interest and other charges allocated to the electricity delivery business segment compared to 1999. Although we used the generation asset sale proceeds to retire debt, thus reducing our overall level of interest expense, all remaining financing costs after recapitalization are borne by the electricity delivery business segment.

  Electricity Supply and CTC Business Segments. In 2000, the electricity supply and CTC business segments reported combined net income of $45.8 million compared to $108.3 million in 1999, a decrease of $62.5 million or 57.7 percent. Included in 2000 is $8.2 million related to the cumulative effect of a change in accounting principle for unbilled revenues.

  For the electricity supply and CTC business segments, operating revenues are derived primarily from the supply of electricity for delivery to retail customers, the supply of electricity to wholesale customers and, beginning in 1999, the collection of generation-related transition costs from electricity delivery customers.

  Energy requirements for our retail electric utility customers will fluctuate as customers participate in customer choice. Energy requirements for residential and commercial customers are also influenced by weather conditions. Warmer summer and colder winter seasons lead to increased customer use of electricity for cooling and heating. Commercial energy requirements are also affected by regional development. Energy requirements for industrial customers are primarily influenced by national and global economic conditions.

  Short-term sales to other utilities are made at market rates. Fluctuations in electricity sales to other utilities reflect the generation divestiture in April 2000. Prior to the divestiture, fluctuations are related to customer energy requirements, the energy market and transmission conditions, and the availability of generating stations.

  Operating revenues decreased by $92.0 million or 10.8 percent compared to 1999. The decrease in revenues can be attributed to a 71.2 percent decrease in sales to other utilities in 2000 compared to 1999. The following table sets forth KWH supplied for customers who have not chosen an alternative generation supplier.


----------------------------------------------------------------------
                                              KWH Supplied
                                   -----------------------------------
                                              (In Millions)
                                   -----------------------------------
                                     2000          1999       Change
----------------------------------------------------------------------
Residential                          2,422        2,533        (4.4)%
Commercial                           4,436        3,811        16.4%
Industrial                           3,332        2,581        29.1%
-------------------------------------------------------
  Billed KWH Sales                  10,190        8,925        14.2%
Unbilled KWH Accrual                   341           --          --%
Sales to Other Utilities               963        3,347       (71.2)%
-------------------------------------------------------
  Total Sales                       11,494       12,272        (6.3)%
======================================================================

  Operating expenses for the electricity supply business segment are primarily made up of energy costs; costs to operate and maintain the power stations; administrative expenses; income taxes; and non-income taxes, such as gross receipts, property and payroll taxes.

  Fluctuations in energy costs generally result from changes in the cost of fuel; the mix between coal and nuclear generated power and purchased power; total KWH supplied; and generating station availability.

  Operating expenses decreased $87.7 million or 16.2 percent from 1999, as a result of lower power production costs through the date of the generation asset sale. Partially offsetting this decrease was an increase in purchased power costs, related to our provider of last resort arrangement, following the generation asset sale.

  In 2000, fuel and purchased power expense increased by $122.7 million or 54.5 percent compared to 1999. Although fuel costs were incurred only through the April 28, 2000 generation asset sale, there was an increase in purchased power costs following the sale related to the provider of last resort arrangement with Orion. The cost under the arrangement is an average of $0.04 per KWH across all rate classes. (See "Provider of Last Resort" discussion on page 11.) During 1999, the average production cost, both fuel and non-fuel operating and maintenance costs, was approximately $0.025 per KWH.

  Depreciation and amortization expense includes the depreciation of the power stations' plant and equipment through the date of the generation asset sale, accrued nuclear decommissioning costs during 1999, and amortization of transition costs. There was an increase of $129.9 million or 106.6 percent compared to 1999. By applying the $967 million of net proceeds from the generation asset sale to reduce transition costs, we now anticipate termination of the CTC collection period in early 2002 for most major rate classes. As a result, there was higher CTC amortization in 2000 compared to 1999. In addition, we recorded $13.8 million of CTC amortization included in the cumulative effect of a change in accounting principle for unbilled revenues in 2000.

  Other income decreased $4.6 million or 62.2 percent compared to 1999, primarily due to less income being allocated to these business segments in 2000 following the generation asset sale.

  Interest and other charges include interest on long-term debt and other interest. In 2000 there was a $68.1 million or 76.3 percent decrease in interest and other charges compared to 1999. The decrease reflects a lower level of interest expense from the retirement of debt with generation asset sale proceeds, and less interest expense allocated to these business segments in 2000 due to the generation asset sale.

1999 Compared to 1998

  In the second quarter of 1998, the PUC issued its final restructuring order related to our plan to recover our transition costs from electric utility customers. As a result of the order, we recorded an extraordinary charge against earnings of $82.6 million, or $1.06 per share of DQE common stock. The following discussion of results of operations for business segments excludes the impact of that charge.

  Electricity Delivery Business Segment. The electricity delivery business segment contributed $38.7 million to net income in 1999, compared to $72.6 million in 1998, a decrease of $33.9 million or 46.7 percent.

  Operating revenues decreased by $16.4 million or 5.1 percent compared to 1998 due to a lower level of other revenues allocated to this segment in 1999, offset by an increase in sales to electric utility customers of 2.7 percent in 1999. Residential and commercial sales increased as a result of warmer summer temperatures during 1999 compared to 1998. Industrial sales increased primarily due to an increase in electricity consumption by steel manufacturers. The following table sets forth KWH delivered to electric utility customers.


----------------------------------------------------------------------
                                              KWH Delivered
                                   -----------------------------------
                                              (In Millions)
                                   -----------------------------------
                                     1999          1998       Change
----------------------------------------------------------------------
Residential                          3,526         3,382        4.3%
Commercial                           6,024         5,896        2.2%
Industrial                           3,481         3,412        2.0%
-----------------------------------------------------------
  Sales to Electric
    Utility Customers               13,031        12,690        2.7%
======================================================================

  Operating expenses decreased by $3.8 million or 2.0 percent compared to 1998, due to a lower level of taxes on the decreased operating income allocated to this segment. Partially offsetting this decrease were increased meter reading costs,higher gross receipts taxes, and increased costs related to the customer assistance programs.

  In 1999, there was $7.7 million or 20.2 percent more interest and other charges allocated to the electricity delivery business segment compared to 1998. The increase was the result of additional short-term borrowings during the fourth quarter of 1999.

  Electricity Supply and CTC Business Segments. In 1999, the electricity supply and CTC business segments reported net income of $108.3 million, compared to $71.9 million in 1998, an increase of $36.4 million or 50.6 percent.

  Operating revenues decreased by $3.5 million or 0.4 percent compared to 1998. The decrease in revenues resulted primarily from two factors: (1) 26.4 percent less energy supplied to electric utility customers due to greater participation in customer choice, and (2) the 1998 inclusion in revenues of $23.3 million related to deferred energy costs. Partially offsetting this decrease was a 75.3 percent increase in energy supplied to other utilities in 1999, due to our decision to make 600 megawatts available to licensed generation suppliers during the first six months of 1999 to stimulate competition, and increased capacity available to sell as a result of participation in customer choice. The following table sets forth KWH supplied for customers who had not chosen an alternative generation supplier.


----------------------------------------------------------------------
                                              KWH Supplied
                                   -----------------------------------
                                              (In Millions)
                                   -----------------------------------
                                     1999          1998       Change
----------------------------------------------------------------------
Residential                          2,533         3,190      (20.6)%
Commercial                           3,811         5,580      (31.7)%
Industrial                           2,581         3,358      (23.1)%
-----------------------------------------------------------
  Sales to Electric
    Utility Customers                8,925        12,128      (26.4)%
Sales to Other Utilities             3,347         1,909       75.3%
-----------------------------------------------------------
  Total Sales                       12,272        14,037      (12.6)%
======================================================================

  Operating expenses decreased $39.9 million or 6.9 percent from 1998, as a result of lower energy costs and the reclassification of Beaver Valley Unit 2 lease costs to financing charges in 1999. (See "Generation Divestiture" discussion on page 10.)

  In 1999, fuel and purchased power expense decreased by $37.4 million or 14.2 percent compared to 1998. This decrease was the result of reduced energy supply requirements, due to customer choice, and a favorable energy supply mix. Generating station availability was improved in 1999.

  Depreciation and amortization expense decreased $36.2 million or 22.9 percent compared to 1998. During 1998, prior to the PUC's final restructuring order, we accelerated depreciation of generation assets to minimize potential transition costs. Depreciation for the remainder of 1998 and CTC amortization for 1999 were in accordance with PUC-approved rates.

  In 1999 there was a $30.7 million or 52.4 percent increase in interest and other charges compared to 1998. The increase reflects $35.2 million of Beaver Valley Unit 2 lease-related costs reclassified as financing costs in 1999, partially offset by a reduced allocation of total financing cost to the electricity supply business segment.

LIQUIDITY AND CAPITAL RESOURCES

Capital Expenditures

  We spent approximately $89.8 million, $100.3 million and $118.4 million in 2000, 1999 and 1998 for electric utility construction. We estimate that we will spend, excluding allowance for funds used during construction (AFC), approximately $61 million for electric utility construction in each of the years 2001, 2002 and 2003.

Acquisitions and Dispositions

  On April 28, 2000, we completed the sale of our generation assets to Orion for approximately $1.7 billion dollars. (See "Generation Divestiture" discussion on page 10.) Additionally, we dividended two of our non-electric subsidiaries to DQE in 2000.

  Also during 2000, we purchased from Itron, Inc. the CARS automated electronic meter reading system developed by Itron for use with our electricity utility customers. We had previously leased these assets.

Long-Term Investments

  We did not make any long-term investments during 2000, and dividended our investments in landfill and coal-bed methane gas reserves to DQE.

  During 1999, we invested approximately $60 million in the nuclear decommissioning trust funds, in order to fully fund the decommissioning liability, prior to transferring both the trust funds and the liability to FirstEnergy in the power station exchange. (See "Generation Divestiture" discussion on page 10.) Cash related to this funding was collected during the year through the CTC component of customer bills. We also invested approximately $2.3 million in other long-term investments.

  During 1998, we invested approximately $35 million in the nuclear decommissioning trust funds and other long-term investments.

Financing

  In 2000, we needed to raise less capital than in 1999 due to the receipt of generation asset sale proceeds in April 2000. With the proceeds, we retired $350 million of long-term bonds, $399 million of maturing bonds, and $137 million of commercial paper. Additionally during 2000, we invested $89.8 million in capital expenditures and $32 million in acquisitions. We also paid approximately $286 million in dividends on capital stock.

  At December 31, 2000, we had $0.8 million of current debt maturities and no commercial paper borrowings outstanding. During 2000, the maximum amount of bank loans and commercial paper borrowings outstanding was $189.5 million, the amount of average daily borrowings was $7.0 million, and the weighted average daily interest rate was 6.0 percent.

  During 1999, we raised capital to effect the termination of the Beaver Valley Unit 2 lease, and to begin our recapitalization program in anticipation of the generation divestiture. We invested $100 million in capital expenditures, and $62 million in nuclear decommissioning and other long-term investments during 1999. Additionally, in connection with the power station exchange, we paid approximately $234 million in termination costs and $43 million in related taxes to cancel the Beaver Valley Unit 2 lease. Of this total amount, $107 million represents costs previously approved for recovery through the CTC. The remaining $170 million is included on the consolidated balance sheet as divestiture costs as of December 31, 1999. As part of this transaction, the lease liability recorded on the consolidated balance sheet was eliminated. Prior to cancelling the Beaver Valley Unit 2 lease, we paid approximately $42 million to terminate our nuclear fuel lease (the nuclear fuel was transferred to FirstEnergy in the power station exchange). Additional capital was required for the maturity of $75 million of mortgage bonds,and the payment of $207 million of dividends.

  To meet these capital requirements, and to serve as a bridge until the receipt in 2000 of our generation divestiture proceeds, we undertook several financing initiatives during 1999. At year-end, we had $137 million of commercial paper borrowings outstanding, and $400 million of current debt maturities. During 1999, the maximum amount of bank loans and commercial paper borrowings outstanding was $163.1 million, the amount of average daily borrowings was $19.4 million, and the weighted average daily interest rate was 5.6 percent. We issued $290 million of first mortgage bonds with a one-year term, callable in May 2000. The interest rate on the bonds was 6.53 percent. This debt was used to fund the Beaver Valley Unit 2 lease termination costs.

  During 1998, our requirement to access new sources of funding was much more modest. While we invested $118 million in capital expenditures, and $35 million in nuclear decommissioning and other long-term investments, our cash balance of $165 million at the beginning of the year allowed us to minimize new financing activities. Additional capital was required during the year for the retirement of approximately $200 million of current maturities and the payment of $212 million of dividends. During 1998, we issued $140 million of first mortgage bonds to accomplish these debt retirements.

Future Capital Requirements and Availability

  We expect to meet our current obligations and debt maturities through 2005 with funds generated from operations, through new financings and short-term borrowings.

  We have $100 million of first mortgage bonds that mature in 2003.

  We maintain a $225 million revolving credit agreement expiring in September 2001. We have the option to convert the revolver into a term loan facility for a period of two years for any amounts then outstanding upon expiration of the revolving credit period. Interest rates can, in accordance with the option selected at the time of the borrowing, be based on one of several indicators, including prime, Eurodollar, or certificate of deposit rates. Facility fees are based on the unborrowed amount of the commitment. At December 31, 2000 and 1999, no borrowings were outstanding.

  With customer choice fully in effect, and our generation asset divestiture complete, all of our electric utility customers are now buying their generation directly from alternative suppliers or indirectly from Orion through the provider of last resort service arrangement. Customer revenues on the income statement include revenues from provider of last resort customers. Although we collect these revenues, we pass them on (net of gross receipts tax) to Orion. In addition, rates for residential customers will drop by 21 percent with the final CTC collection. We also agreed to freeze generation rates through 2004 and transmission and distribution rates through 2003. The margin earned through our extended provider of last resort arrangement is expected to partially offset this revenue reduction. (See "Provider of Last Resort" and "Rate Freeze" discussions on page 11.)

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

  The Customer Choice Act enables Pennsylvania's electric utility customers to shop, purchasing electricity at market prices from a variety of electric generation suppliers (customer choice). All customers now have customer choice. As of February 28, 2001, approximately 30.8 percent of our customers had chosen alternative generation suppliers, representing approximately 25.6 percent of our non-coincident peak load. The remaining customers are provided with electricity through our provider of last resort service arrangement with Orion (discussed on the next page). Recently, two alternative generation suppliers have decided to exit the retail supply business, which is expected to increase the number of customers participating in our provider of last resort service.

  Customers who select an alternative generation supplier pay for generation charges set competitively by that supplier, and pay us the CTC and transmission and distribution charges. Electricity delivery (including transmission, distribution and customer service) remains regulated in substantially the same manner as under historical regulation.

Generation Divestiture

  On December 3, 1999, we completed the exchange of our partial interests in five power plants for three wholly owned power plants from FirstEnergy. In connection with this exchange, we terminated the $359.2 million Beaver Valley Unit 2 lease in the fourth quarter of 1999.

  On April 28, 2000, we completed the sale of our generation assets to Orion. Orion purchased all of our power stations, including those received from FirstEnergy, for approximately $1.7 billion.

In its final restructuring order issued in the second quarter of 1998, the PUC determined that we should recover most of the above-market costs of our generation assets, including plant and regulatory assets, through the collection of the CTC from electric utility customers. As originally approved, our transition costs were to be recovered over a seven-year period ending in 2005. However, due to the success of the generation asset sale to Orion, this recovery period has been significantly shortened. On January 18, 2001, the PUC issued an order approving our final accounting for the sale proceeds, including the net recovery of $276 million of transaction costs related to the generation exchange and sale. Applying the net generation asset sale proceeds to reduce transition costs, we now anticipate termination of the CTC collection period in early 2002 for most major rate classes. Rates will then decrease 21 percent for residential customers who continue to take provider of last resort service from us pursuant to the second agreement with Orion discussed below. Once the CTC collection period ends for all rate classes, rates will decrease on average 17 percent system-wide for provider of last resort customers. The transition costs, as reflected on the consolidated balance sheet, are being amortized over the same period that the CTC revenues are being recognized. For regulatory purposes, the unrecovered balance of transition costs that remain following the generation asset sale was approximately $411 million ($251 million net of tax) at December 31, 2000. A slightly lower amount is shown on the balance sheet due to the accounting for the cumulative effect of a change in accounting principle for unbilled revenues. We are allowed to earn an 11 percent pre-tax return on this net amount.

Provider of Last Resort

  Although no longer a generation supplier, as the provider of last resort for all customers in our service territory we must provide electricity for any customer who does not choose an alternative generation supplier, or whose supplier fails to deliver. As part of the generation asset sale, Orion agreed to supply us with all of the electric energy necessary to satisfy our provider of last resort obligations during the CTC collection period. On December 20, 2000, the PUC approved a second agreement that extends Orion's provider of last resort arrangement (and the PUC-approved rates for the supply of electricity) beyond the final CTC collection through 2004. The agreement also permits us, following CTC collection, an average margin of 0.5 cents per KWH supplied through this arrangement. Except for this margin, these agreements, in general, effectively transfer to Orion the financial risks and rewards associated with our provider of last resort obligations. While we retain the collection risk for the electricity sales, a component of our regulated delivery rates is designed to cover the cost of a normal level of uncollectible accounts.

Rate Freeze

  An overall four-and-one-half-year rate cap from January 1, 1997, was originally imposed on the transmission and distribution charges of Pennsylvania electric utility companies under the Customer Choice Act. As part of a settlement regarding recovery of deferred fuel costs, we agreed to extend this rate cap for an additional six months through the end of 2001. Subsequently, in connection with the December 20 provider of last resort agreement described previously, we negotiated a rate freeze for generation, transmission and distribution rates. The rate freeze fixes new generation rates for retail customers who take electricity under the extended provider of last resort arrangement, and continues the transmission and distribution rates for all customers at current levels through at least 2003. Under certain circumstances, affected interests may file a complaint alleging that, under these frozen rates, we have exceeded reasonable earnings, in which case the PUC could make adjustments to rectify such earnings.

FERC Order No. 2000

  On December 15, 1999, the FERC issued its Order No. 2000, which calls on transmission-owning utilities such as Duquesne Light to voluntarily join regional transmission organizations. The goal of the order is to put transmission facilities in a region under common control in an effort to reduce costs. On October 16, 2000, we informed the FERC of our plan to join a regional transmission organization at the earliest practicable date. We are actively negotiating with the Pennsylvania-New Jersey-Maryland Interconnection to establish the PJM West regional transmission organization. Our ultimate decision will depend in part on the outcome of DQE's strategic review process.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  The information regarding market risk required by this Item is set forth in
Item 1 under the heading "Market Risk" on page 3.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT AUDITORS

To the Directors and Shareholder of Duquesne Light Company:

  We have audited the accompanying consolidated balance sheets of Duquesne Light Company (a wholly owned subsidiary of DQE, Inc.) and its subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, retained earnings, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of Duquesne Light Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Duquesne Light Company and its subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

  As discussed in Note A to the financial statements, Duquesne Light Company changed its method of accounting for unbilled revenues as of January 1, 2000.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
February 1, 2001


Statement of Consolidated Income
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                (Thousands of Dollars)
                                                                                        -----------------------------------------
                                                                                                Year Ended December 31,
                                                                                        -----------------------------------------
                                                                                          2000            1999           1998
---------------------------------------------------------------------------------------------------------------------------------
Operating Revenues:
Sales of Electricity:
  Residential                                                                           $  373,154     $  401,409     $  410,960
  Commercial                                                                               425,451        437,904        495,194
  Industrial                                                                               206,687        183,112        189,617
---------------------------------------------------------------------------------------------------------------------------------
  Customer revenues                                                                      1,005,292      1,022,425      1,095,771
  Utilities                                                                                 29,412         76,303         36,203
---------------------------------------------------------------------------------------------------------------------------------
Total Sales of Electricity                                                               1,034,704      1,098,728      1,131,974
Other                                                                                       41,160         60,072         46,772
---------------------------------------------------------------------------------------------------------------------------------
    Total Operating Revenues                                                             1,075,864      1,158,800      1,178,746
---------------------------------------------------------------------------------------------------------------------------------

Operating Expenses:
Fuel                                                                                        53,041        167,080        176,913
Purchased power                                                                            294,818         58,102         85,647
Other operating                                                                            140,409        253,252        270,458
Maintenance                                                                                 50,623         75,400         74,908
Depreciation and amortization                                                              308,154        172,424        204,204
Taxes other than income taxes                                                               58,172         84,532         80,035
Income taxes                                                                                27,476         88,246         82,495
---------------------------------------------------------------------------------------------------------------------------------
    Total Operating Expenses                                                               932,693        899,036        974,660
---------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                           143,171        259,764        204,086
---------------------------------------------------------------------------------------------------------------------------------

Other Income and (Deductions):
Interest and dividend income                                                                20,892          5,923         13,242
Income taxes                                                                               (14,105)       (12,119)        (7,582)
Other                                                                                       14,357         28,686         31,551
---------------------------------------------------------------------------------------------------------------------------------
    Total Other Income                                                                      21,144         22,490         37,211
---------------------------------------------------------------------------------------------------------------------------------
Income Before Interest and Other Charges                                                   164,315        282,254        241,297
---------------------------------------------------------------------------------------------------------------------------------

Interest Charges:
Interest on long-term debt                                                                  73,545         79,454         81,076
Other interest                                                                               3,149         40,054          1,290
Allowance for borrowed funds used during construction                                       (2,030)          (836)        (2,179)
---------------------------------------------------------------------------------------------------------------------------------
    Total Interest Charges                                                                  74,664        118,672         80,187
---------------------------------------------------------------------------------------------------------------------------------
Monthly Income Preferred Securities Dividend Requirements                                   12,562         12,562         12,562
---------------------------------------------------------------------------------------------------------------------------------
Income Before Extraordinary Item and Cumulative Effect                                      77,089        151,020        148,548
Extraordinary Item - Net of Tax                                                                 --             --        (82,548)
Cumulative Effect of Change in Accounting Principle - Net                                   15,495             --             --
---------------------------------------------------------------------------------------------------------------------------------
Net Income After Extraordinary Item and Cumulative Effect                                   92,584        151,020         66,000
=================================================================================================================================
Dividends on Preferred and Preference Stock                                                  3,411          3,998          4,036
---------------------------------------------------------------------------------------------------------------------------------
Earnings for Common Stock, After Extraordinary Item and Cumulative Effect               $   89,173     $  147,022     $   61,964
=================================================================================================================================

See notes to consolidated financial statements.


Consolidated Balance Sheet
-----------------------------------------------------------------------------------------------------------------
                                                                                         (Thousands of Dollars)
                                                                                      ---------------------------
                                                                                           As of December 31,
                                                                                      ---------------------------
ASSETS                                                                                   2000           1999
-----------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment:
Electric plant in service                                                             $1,853,043    $ 3,855,390
Construction work in progress                                                             57,462         69,343
Property held under capital leases                                                        19,321         25,998
Other                                                                                     35,286          8,505
-----------------------------------------------------------------------------------------------------------------
  Gross property, plant and equipment                                                  1,965,112      3,959,236
  Less: Accumulated depreciation and amortization                                       (620,767)    (2,500,719)
-----------------------------------------------------------------------------------------------------------------
    Total Property, Plant and Equipment - Net                                          1,344,345      1,458,517
-----------------------------------------------------------------------------------------------------------------
Long-Term Investments:
Investment in DQE common stock                                                            41,306         52,536
Other investments                                                                          8,253         28,355
-----------------------------------------------------------------------------------------------------------------
    Total Long-Term Investments                                                           49,559         80,891
-----------------------------------------------------------------------------------------------------------------

Current Assets:
Cash and temporary cash investments                                                      173,524         16,068
-----------------------------------------------------------------------------------------------------------------
Receivables:
  Electric customer accounts receivable                                                  134,187         82,314
  DQE loan receivable                                                                    250,000             --
  Other utility receivables                                                               16,578         32,582
  Other receivables                                                                       33,752         25,481
  Less: Allowance for uncollectible accounts                                              (9,813)        (8,730)
-----------------------------------------------------------------------------------------------------------------
    Total Receivables - Net                                                              424,704        131,647
-----------------------------------------------------------------------------------------------------------------
Materials and supplies (at average cost):
  Operating and construction                                                              24,077         37,536
  Coal                                                                                        --         17,705
-----------------------------------------------------------------------------------------------------------------
    Total Materials and Supplies                                                          24,077         55,241
-----------------------------------------------------------------------------------------------------------------
Other current assets                                                                      28,969         55,893
-----------------------------------------------------------------------------------------------------------------
    Total Current Assets                                                                 651,274        258,849
-----------------------------------------------------------------------------------------------------------------

Other Non-Current Assets:
Transition costs                                                                         396,379      2,008,171
Regulatory assets                                                                        326,581        224,002
Divestiture costs                                                                             --        218,653
Other                                                                                      9,470         32,329
-----------------------------------------------------------------------------------------------------------------
    Total Other Non-Current Assets                                                       732,430      2,483,155
-----------------------------------------------------------------------------------------------------------------
    Total Assets                                                                      $2,777,608    $ 4,281,412
=================================================================================================================

See notes to consolidated financial statements.


Consolidated Balance Sheet
-----------------------------------------------------------------------------------------------------------------
                                                                                         (Thousands of Dollars)
                                                                                      ---------------------------
                                                                                           As of December 31,
                                                                                      ---------------------------
CAPITALIZATION AND LIABILITIES                                                            2000           1999
-----------------------------------------------------------------------------------------------------------------
Capitalization:
Common stock (authorized - 90,000,000 shares, issued and outstanding - 10 shares)     $        --    $        --
Capital surplus                                                                           483,275        746,051
Retained earnings                                                                          47,104         39,931
Accumulated other comprehensive income                                                      9,178         12,692
-----------------------------------------------------------------------------------------------------------------
    Total Common Stockholder's Equity                                                     539,557        798,674
-----------------------------------------------------------------------------------------------------------------
Non-redeemable Monthly Income Preferred Securities                                        150,000        150,000
Non-redeemable preferred stock                                                             60,608         65,108
Non-redeemable preference stock                                                            18,028         25,279
-----------------------------------------------------------------------------------------------------------------
    Total preferred and preference stock before deferred ESOP benefit                     228,636        240,387

Deferred employee stock ownership plan (ESOP) benefit                                      (6,583)       (10,875)
-----------------------------------------------------------------------------------------------------------------
    Total Preferred and Preference Stock                                                  222,053        229,512
-----------------------------------------------------------------------------------------------------------------
Long-term debt                                                                          1,060,834      1,410,754
-----------------------------------------------------------------------------------------------------------------
    Total Capitalization                                                                1,822,444      2,438,940
-----------------------------------------------------------------------------------------------------------------
Obligations Under Capital Leases                                                           10,319         16,534
-----------------------------------------------------------------------------------------------------------------
Current Liabilities:
Accounts payable                                                                          107,477         92,266
Accrued liabilities                                                                        34,644        102,694
Dividends declared                                                                         18,035         29,343
Current debt maturities                                                                       795        399,759
Notes payable                                                                                  --        136,594
Other                                                                                      27,173          1,030
-----------------------------------------------------------------------------------------------------------------
    Total Current Liabilities                                                             188,124        761,686
-----------------------------------------------------------------------------------------------------------------
Non-Current Liabilities:
Deferred income taxes - net                                                               568,674        760,677
Warwick mine liability                                                                     40,110         49,308
Deferred income                                                                                --         93,246
Other                                                                                     147,937        161,021
-----------------------------------------------------------------------------------------------------------------
    Total Non-Current Liabilities                                                         756,721      1,064,252
-----------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Notes B through M)
-----------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                                   $2,777,608     $4,281,412
=================================================================================================================

See notes to consolidated financial statements.


Statement of Consolidated Cash Flows
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                (Thousands of Dollars)
                                                                                       ------------------------------------------
                                                                                                Year Ended December 31,
                                                                                       ------------------------------------------
                                                                                           2000          1999          1998
---------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income                                                                             $    92,584    $  151,020    $   66,000
Principal non-cash charges (credits) to net income:
    Depreciation and amortization                                                          308,154       172,424       204,204
    Capital lease, nuclear fuel and investment amortization                                  4,156        35,216        49,547
    Gain on disposition of investments                                                          --        (7,573)       (1,322)
    Investment income                                                                       (2,995)      (34,753)      (66,552)
    Extraordinary items, net                                                                    --            --        82,548
    Cumulative effect of a change in accounting principles - net                           (15,495)           --            --
    Deferred taxes                                                                        (109,006)       12,578        34,151
Changes in working capital other than cash                                                  (5,491)      (27,536)       36,300
Other                                                                                      (33,908)       13,816       (81,727)
---------------------------------------------------------------------------------------------------------------------------------
    Net Cash Provided From Operating Activities                                            237,999       315,192       323,149
---------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Proceeds from sale of generation assets, net of
federal income tax payment of $157,424                                                   1,547,607            --            --
Proceeds from disposition of investments                                                    21,144        20,149         1,322
Funding of nuclear decommissioning trust                                                        --       (59,861)       (8,878)
Long-term investments                                                                           --        (2,289)      (26,172)
Acquisition                                                                                (32,000)           --            --
Capitalized divestiture costs                                                              (78,752)      (47,449)           --
Construction expenditures                                                                  (89,774)     (100,280)     (118,447)
Loan to DQE                                                                               (250,000)           --            --
Other                                                                                      (13,684)        5,168        11,836
---------------------------------------------------------------------------------------------------------------------------------
    Net Cash Provided From (Used In) Investing Activities                                1,104,541      (184,562)     (140,339)
---------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Reductions of long-term obligations:
    Capital leases                                                                            (110)      (42,423)      (12,897)
    Long-term debt                                                                        (749,236)      (75,000)     (198,172)
Dividends on capital stock                                                                (285,500)     (206,997)     (211,954)
Commercial paper                                                                          (136,594)      136,594            --
Issuance of debt                                                                                --       290,000       140,000
Beaver Valley lease termination                                                                 --      (277,226)           --
Other                                                                                      (13,644)        7,339       (11,805)
---------------------------------------------------------------------------------------------------------------------------------
    Net Cash Used In Financing Activities                                               (1,185,084)     (167,713)     (294,828)
---------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                            157,456       (37,083)     (112,018)
Cash, beginning of period                                                                   16,068        53,151       165,169
---------------------------------------------------------------------------------------------------------------------------------
    Cash, End of Period                                                               $   173,524    $   16,068    $   53,151
=================================================================================================================================

Supplemental Cash Flow Information
---------------------------------------------------------------------------------------------------------------------------------
Cash paid during the year for:
Interest (net of amount capitalized)                                                   $    79,054    $   76,950    $   78,046
---------------------------------------------------------------------------------------------------------------------------------
Income taxes                                                                           $   290,431    $   83,962    $  117,094
---------------------------------------------------------------------------------------------------------------------------------
Non-cash investing and financing activities:
Dividend of subsidiary companies' assets                                               $  (61,578)    $       --    $       --
Assumption of debt in conjunction with Beaver Valley 2 lease termination               $       --     $  359,236    $       --
Capital lease obligations recorded                                                     $       --     $       --    $    7,855
---------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.


Statement of Consolidated Comprehensive Income
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                (Thousands of Dollars)
                                                                                       ------------------------------------------
                                                                                                Year Ended December 31,
                                                                                       ------------------------------------------
                                                                                          2000           1999           1998
---------------------------------------------------------------------------------------------------------------------------------
Net income                                                                             $   92,584      $  151,020     $   66,000
Other comprehensive income:
  Unrealized holding gains (losses) arising during the year,
    net of tax of $(2,492), $(6,387) and $5,426                                            (3,514)         (9,005)         7,651
---------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                                   $   89,070      $  142,015      $  73,651
=================================================================================================================================

See notes to consolidated financial statements.



Statement of Consolidated Retained Earnings
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                (Thousands of Dollars)
                                                                                       ------------------------------------------
                                                                                                Year Ended December 31,
                                                                                       ------------------------------------------
                                                                                          2000           1999           1998
---------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of year                                                           $   39,931      $   27,646     $  172,682
  Net income                                                                               92,584         151,020         66,000
  Dividends declared                                                                       85,411         138,735        211,036
---------------------------------------------------------------------------------------------------------------------------------
Balance at End of Year                                                                 $   47,104      $   39,931     $   27,646
=================================================================================================================================

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

  Duquesne Light Company is a wholly owned subsidiary of DQE, Inc., a multi-utility delivery and services company. We are engaged in the transmission and distribution of electric energy. On April 28, 2000, we sold our generation assets to Orion Power MidWest, L.P. for approximately $1.7 billion. (See "Generation Divestiture," Note F, on page 20.)


  Our various subsidiaries are primarily involved in operating our automated meter reading technology and providing financing to certain affiliates.

  All material intercompany balances and transactions have been eliminated in the preparation of the consolidated financial statements.

DQE's Strategic Review Process

  As announced on December 6, 2000, DQE has commenced a comprehensive, market-based strategic and financial review of its entire company and the component businesses. With a primary focus on maximizing shareholder value, this review could result in the divestiture of some or all of the component businesses, including the sale of DQE itself. The review process is expected to be completed during the second quarter of 2001.

Basis of Accounting

  We are subject to the accounting and reporting requirements of the Securities and Exchange Commission (SEC). Our electric utility operations are also subject to regulation by the Pennsylvania Public Utility Commission (PUC) and the Federal Energy Regulatory Commission (FERC) with respect to rates for interstate sales, transmission of electric power, accounting and other matters.

  As a result of our PUC-approved restructuring plan (see "Rate Matters,"
Note F, on page 20), the electricity supply segment does not meet the criteria of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71). Pursuant to the PUC's final restructuring order, and as provided in the Pennsylvania Electricity Generation Customer Choice and Competition Act (Customer Choice Act), generation-related transition costs are being recovered through a competitive transition charge (CTC) collected in connection with providing transmission and distribution services, and these assets have been reclassified accordingly. The balance of transition costs was adjusted by receipt of the generation asset sale proceeds during the second quarter of 2000. The electricity delivery business segment continues to meet SFAS No. 71 criteria, and accordingly reflects regulatory assets and liabilities consistent with cost-based ratemaking regulations. The regulatory assets represent probable future revenue, because provisions for these costs are currently included, or are expected to be included, in charges to electric utility customers through the ratemaking process. (See "Rate Matters," Note F, on page 20.) These regulatory assets consist of a regulatory tax receivable of approximately $286.0 million, unamortized debt costs of approximately $30.4 million, and deferred employee costs of approximately $10.2 million.

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period also may be affected by the estimates and assumptions management is required to make. Actual results could differ from those estimates.

Revenues from Utility Sales

  We provide service to approximately 580,000 direct customers in southwestern Pennsylvania (including in the City of Pittsburgh), a territory of approximately 800 square miles. Before completing the generation asset sale, we historically sold electricity to other utilities. (See "Generation Divestiture" discussion, Note F, on page 20.) Our meters are read monthly and electric utility customers are billed on the same basis. On January 1, 2000, we adopted the policy of recording unbilled customer revenues to better reflect the revenues generated from the amount of energy supplied and delivered to electric utility customers in a given accounting period. Previously, revenues from electric utility customers were recorded in the accounting period for which they were billed. Revenues recorded now reflect actual customer usage in an accounting period, regardless of when billed. The effect of this new policy is reflected on the income statement, net of tax and associated expenses, as a cumulative effect of a change in accounting principle in 2000.

Maintenance

  Effective January 1, 1999, as a result of the PUC's final restructuring order, all electric utility maintenance costs are expensed as incurred. Historically, incremental maintenance costs incurred for refueling outages at our nuclear units (which all were acquired by FirstEnergy Corp. in the December 1999 power station exchange) were deferred for amortization over the period between refueling outages (generally 18 months). We would accrue, over the periods between outages, anticipated costs for scheduled major fossil generating station outages. Maintenance costs incurred for non-major scheduled outages and for forced outages were charged to expense as such costs were incurred. Subsequent to the generation asset sale, all electric utility maintenance costs now relate to transmission and distribution, and are expensed as incurred.

Depreciation and Amortization

  Depreciation of utility property, plant and equipment is recorded on a straight-line basis over the estimated remaining useful lives of properties. Depreciation expense of $58.6 million, $62.6 million and $152.6 million was recorded in 2000, 1999 and 1998. Depreciation and amortization of other properties are calculated on various bases. Amortization of transition costs represents the difference between CTC revenues billed to customers (net of gross receipts tax) and the allowed return on our unrecovered net transition cost balance (11 percent pre-tax).

  In 1998 we recorded nuclear decommissioning costs under the category of depreciation and amortization expense, and accrued a liability, equal to that amount, for nuclear decommissioning expense. In 1999, these costs are included in transition cost amortization.

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

  For the electricity delivery business segment, we recognize a regulatory asset for deferred tax liabilities that are expected to be recovered from customers through rates. (See "Rate Matters," Note F, and "Income Taxes," Note H, on pages 20 and 21.) Reversals of accumulated deferred income taxes are included in income tax expense.

Other Operating Revenues and Other Income

  Other operating revenues include non-kilowatt-hour (KWH) electric utility revenues in 1999 and 1998 from the joint owners of Beaver Valley Units 1 and 2 for their share of administrative and general costs of operating those units (now owned by FirstEnergy following the power station exchange).

  Other income primarily is made up of income from long-term investments entered into by subsidiaries. The income is separated from other revenues, as the investment income does not result from operating activities.

Receivables

  Receivables on the balance sheet are comprised of outstanding billings for electric customers and other utilities. In addition, at December 31, 2000, electric customer receivables reflects a $41.5 million accrual for the cumulative effect of a change in accounting principle for unbilled revenues.

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

  The asset values of the electricity supply business segment properties, as reflected on the balance sheet as of December 31, 1999, were written down to market value in conjunction with the PUC's final restructuring order.

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

Reclassification

  The 1999 and 1998 consolidated financial statements have been reclassified to conform with the 2000 presentation.

Recent Accounting Pronouncement

  In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, which became effective for us on January 1, 2001, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. We have evaluated the impact on our financial statements and have determined that the adoption of this statement will not have a material impact on our results of operations, financial position or cash flows.

B.  CHANGES IN WORKING CAPITAL OTHER THAN CASH

Changes in Working Capital Other than Cash (Net of Dispositions and Acquisitions) for the Year Ended December 31,

-----------------------------------------------------------------------------
                                              (Thousands of Dollars)
                                      ---------------------------------------
                                          2000          1999          1998
-----------------------------------------------------------------------------
Receivables                           $ (2,976)      $ (1,695)     $ (3,981)
Materials and supplies                  (8,878)        37,128       (10,943)
Other current assets                    27,115        (26,567)         (192)
Accounts payable                          (761)       (13,132)       29,400
Other current liabilities              (19,991)       (23,270)       22,016
-----------------------------------------------------------------------------
Total                                 $ (5,491)      $(27,536)     $ 36,300
=============================================================================

C.  PROPERTY, PLANT AND EQUIPMENT

  On April 28, 2000, we sold our generation assets. We own 9 transmission substations and 561 distribution substations (367 of which are located on customer-owned land and are used to service only those customers). We have 592 circuit-miles of transmission lines, comprised of 345,000, 138,000 and 69,000 volt lines. Street lighting and distribution circuits of 23,000 volts and less include approximately 16,420 circuit-miles of lines and cable. These properties are used in the electricity delivery business segment.

  We own, but do not operate, the Warwick Mine, including 4,849 acres owned in fee of unmined coal lands and mining rights, located on the Monongahela River in Greene County, Pennsylvania. Mining operations ceased in March 2000, and reclamation commenced in April 2000. This property had been used in the electricity supply business segment.

D.  LONG-TERM INVESTMENTS

  At December 31, 2000 and 1999, the fair market value of our investment in DQE common stock was $41.3 million and $52.5 million, and the cost of our investment was $25.6 million and $30.8 million.

  Deferred income, as shown on the consolidated balance sheet at December 31, 1999, primarily relates to certain gas reserve investments. These assets were dividended to DQE during 2000.

E.  ACQUISITIONS AND DISPOSITIONS

  In March 2000, we purchased the Customer Advanced Reliability System (CARS) from Itron, Inc., which had developed this automated electronic meter reading system for use with our electric utility customers. We had previously leased these assets.

  On April 28, 2000, we completed the sale of our generation assets to Orion for approximately $1.7 billion. (See "Generation Divestiture" discussion, Note F, below.) Additionally, we dividended two of our non-electric subsidiaries to DQE in 2000.

F.  RATE MATTERS

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

  The Customer Choice Act enables Pennsylvania's electric utility customers to shop, purchasing electricity at market prices from a variety of electric generation suppliers (customer choice). All customers now have customer choice. As of February 28, 2001, approximately 30.8 percent of our customers had chosen alternative generation suppliers, representing approximately 25.6 percent of our non-coincident peak load. The remaining customers are provided with electricity through our provider of last resort service arrangement with Orion (discussed below). Recently, two alternative generation suppliers have decided to exit the retail supply business, which is expected to increase the number of customers participating in our provider of last resort service.

  Customers who select an alternative generation supplier pay for generation charges set competitively by that supplier, and pay us for the CTC and transmission and distribution charges. Electricity delivery (including transmission, distribution and customer service) remains regulated in substantially the same manner as under historical regulation.

Generation Divestiture

  On December 3, 1999, we completed the exchange of our partial interests in five power plants for three wholly owned power plants from FirstEnergy. In connection with this exchange, we terminated the $359.2 million Beaver Valley Unit 2 lease in the fourth quarter of 1999.

  On April 28, 2000, we completed the sale of our generation assets to Orion. Orion purchased all of our power stations, including those received from FirstEnergy, for approximately $1.7 billion.

  In its final restructuring order issued in the second quarter of 1998, the PUC determined that we should recover most of the above-market costs of our generation assets, including plant and regulatory assets, through the collection of the CTC from electric utility customers. As originally approved, our transition costs were to be recovered over a seven-year period ending in 2005. However, due to the success of the generation asset sale to Orion, this recovery period has been significantly shortened. On January 18, 2001, the PUC issued an order approving our final accounting for the sale proceeds, including the net recovery of $276 million of transaction costs related to the generation exchange and sale. Applying the net generation asset sale proceeds to reduce transition costs, we now anticipate termination of the CTC collection period in early 2002 for most major rate classes. Rates will then decrease 21 percent for residential customers who continue to take provider of last resort service from us pursuant to the second agreement with Orion discussed below. Once the CTC collection period ends for all rate classes, rates will decrease on average 17 percent system-wide for provider of last resort customers. The transition costs, as reflected on the consolidated balance sheet, are being amortized over the same period that the CTC revenues are being recognized. For regulatory purposes, the unrecovered balance of transition costs that remain following the generation asset sale was approximately $411 million ($251 million net of tax) at December 31, 2000. A slightly lower amount is shown on the balance sheet due to the accounting for the cumulative effect of a change in accounting principle for unbilled revenues. We are allowed to earn an 11 percent pre-tax return on this net amount.

Provider of Last Resort

  Although no longer a generation supplier, as the provider of last resort for all customers in our service territory we must provide electricity for any customer who does not choose an alternative generation supplier, or whose supplier fails to deliver. As part of the generation asset sale, Orion agreed to supply us with all of the electric energy necessary to satisfy our provider of last resort obligations during the CTC collection period. On December 20, 2000, the PUC approved a second agreement that extends Orion's provider of last resort arrangement (and the PUC-approved rates for the supply of electricity) beyond the final CTC collection through 2004. The agreement also allows us, following the CTC collection, an average margin of 0.5 cents per KWH supplied through this arrangement. Except for this margin, these agreements, in general, effectively transfer to Orion the financial risks and rewards associated with our provider of last resort obligations. While we retain the collection risk for the electricity sales, a component of our regulated delivery rates is designed to cover the cost of a normal level of uncollectible accounts.

Rate Freeze

  An overall four-and-one-half-year rate cap from January 1, 1997, was originally imposed on the transmission and distribution charges of Pennsylvania electric utility companies under the Customer Choice Act. As part of a settlement regarding recovery of deferred fuel costs, We agreed to extend this rate cap for an additional six months through the end of 2001. Subsequently, in connection with the December 20 provider of last resort agreement described above, we negotiated a rate freeze for generation, transmission and distribution rates. The rate freeze fixes new generation rates for retail customers who take electricity under the extended provider of last resort arrangement, and continues the transmission and distribution rates for all customers at current levels through at least 2003. Under certain circumstances, affected interests may file a complaint alleging that, under these frozen rates, we have exceeded reasonable earnings, in which case the PUC could make adjustments to rectify such earnings.

FERC Order No. 2000

  On December 15, 1999, the FERC issued its Order No. 2000, which calls on transmission-owning utilities such as Duquesne Light to voluntarily join regional transmission organizations. The goal of the order is to put transmission facilities in a region under common control in an effort to reduce costs. On October 16, 2000, we informed the FERC of our plan to join a regional transmission organization at the earliest practicable date. We are actively negotiating with the Pennsylvania-New Jersey-Maryland Interconnection to establish the PJM West regional transmission organization. Our ultimate decision will depend in part on the outcome of DQE's strategic review process.


G.  SHORT-TERM BORROWING AND REVOLVING CREDIT ARRANGEMENTS

  We maintain a $225 million revolving credit agreement expiring in September 2001. We have the option to convert the revolver into a term loan facility for a period of two years for any amounts then outstanding upon expiration of the revolving credit period. Interest rates can, in accordance with the option selected at the time of the borrowing, be based on one of several indicators, including prime, Eurodollar, or certificate of deposit rates. Facility fees are based on the unborrowed amount of the commitment. At December 31, 2000 and 1999, no borrowings were outstanding. At December 31, 2000, we were in compliance with all of our financial covenants. During 2000, the maximum amount of bank loans and commercial paper borrowings outstanding was $189.5 million, the amount of average daily borrowings was $7.0 million, and the weighted average daily interest rate was 6.0 percent.

H.  INCOME TAXES

  We file consolidated tax returns with DQE and other companies in the affiliated group. The annual federal corporate income tax returns have been audited by the Internal Revenue Service (IRS) and are closed for the tax years through 1992. The years 1993 and 1994 are completed and under appeal with the IRS. The IRS is auditing our 1995 through 1997 returns, and the tax years 1998 and 1999 remain subject to IRS review. We do not believe that final settlement of the federal income tax returns for the years 1993 through 1999 will have a materially adverse effect on our financial position, results of operations or cash flows.

Deferred Tax Assets (Liabilities) at December 31,


---------------------------------------------------------------------
                                          (Thousands of Dollars)
                                       ------------------------------
                                          2000              1999
---------------------------------------------------------------------
Warwick Mine closing costs             $  16,643         $  20,460
Tax benefit -- long term
  investments                                 --            75,275
Unbilled revenue                              --            12,475
Other                                      4,921            83,452
---------------------------------------------------------------------
  Deferred tax assets                     21,564           191,662
---------------------------------------------------------------------
Property depreciation                   (320,234)         (403,354)
Transition costs                        (138,733)         (442,271)
Regulatory assets                       (118,670)          (76,091)
Deferred coal and energy costs                --           (17,379)
Loss on reacquired
  debt unamortized                       (12,601)          (13,244)
---------------------------------------------------------------------
  Deferred tax liabilities              (590,238)         (952,339)
---------------------------------------------------------------------
    Net                                $(568,674)        $(760,677)
=====================================================================


Income Taxes
---------------------------------------------------------------------
                                       (Thousands of Dollars)
                               --------------------------------------
                                       Year Ended December 31,
                               --------------------------------------
                                  2000          1999          1998
---------------------------------------------------------------------
Currently payable:
  Federal                      $ 298,941     $  95,815     $  93,493
  State                               --        28,453        25,599
Deferred - net:
  Federal                       (271,626)      (25,130)      (31,642)
  State                              161        (8,048)        2,211
ITC deferred - net                    --        (2,844)       (7,166)
---------------------------------------------------------------------
    Total Included in
    Operating Expenses         $  27,476     $  88,246     $  82,495
---------------------------------------------------------------------
Included in other
income and deductions:
  Federal                      $  14,105     $ (35,991)    $ (62,409)
  State                               --          (490)         (757)
Deferred - net:
  Federal                             --        48,623        73,968
  State                               --            --            --
ITC                                   --           (23)       (3,220)
---------------------------------------------------------------------
    Total Included in
    Other Income and
    Deductions                    14,105        12,119         7,582
---------------------------------------------------------------------
    Total Income
      Tax Expense              $  41,581     $ 100,365     $  90,077
=====================================================================

  Total income taxes differ from the amount computed by applying the statutory federal income tax rate to income before income taxes, as set forth in the following table.



Income Tax Expense Reconciliation
---------------------------------------------------------------------
                                       (Thousands of Dollars)
                               --------------------------------------
                                       Year Ended December 31,
                               --------------------------------------
                                  2000         1999          1998
---------------------------------------------------------------------
Federal taxes at
  statutory rate (35%)         $ 41,535      $ 87,985      $ 83,519
Increase (decrease) in
  taxes resulting from:
    State income taxes              105        12,945        16,639
    Investment tax benefits          --          (270)         (641)
    Amortization of
      deferred ITC                   --        (2,867)      (10,385)
    Other                           (59)        2,572           945
---------------------------------------------------------------------
    Total Income
      Tax Expense              $ 41,581      $100,365      $ 90,077
=====================================================================

I.  LEASES

  We lease office buildings, computer equipment, and other property and equipment. For most of 1999, we also leased nuclear fuel and a portion of Beaver Valley Unit 2 power station.


Capital Leases at December 31,
----------------------------------------------------------------------
                                              (Thousands of Dollars)
                                            --------------------------
                                              2000             1999
----------------------------------------------------------------------
Electric plant                              $19,321           $19,632
Other                                            --             6,366
----------------------------------------------------------------------
  Total                                      19,321            25,998
Less: Accumulated amortization               (6,753)           (7,649)
----------------------------------------------------------------------
Capital Leases - Net (a)                    $12,568           $18,349
======================================================================

(a) Includes $1,479 in 2000 and $1,746 in 1999 of capital leases with associated obligations retired.

  In 1987, we sold and leased back our 13.74 percent interest in Beaver Valley Unit 2; the sale was exclusive of transmission and common facilities. In conjunction with the PUC restructuring order, it was determined that costs related to the lease were transition costs to be recovered through the CTC. We terminated the lease in connection with the power station exchange with FirstEnergy.


Summary of Rental Expense
-------------------------------------------------------------------
                                        (Thousands of Dollars)
                                   --------------------------------
                                        Year Ended December 31,
                                   --------------------------------
                                     2000       1999        1998
-------------------------------------------------------------------
Operating leases                   $18,143     $51,723     $57,324
Amortization of capital leases         711      18,889      12,943
Interest on capital leases             775       1,512       2,955
-------------------------------------------------------------------
Total Rental Payments              $19,629     $72,124     $73,222
===================================================================


Future Minimum Lease Payments
----------------------------------------------------------------------
                                              (Thousands of Dollars)
                                            --------------------------
                                            Operating        Capital
Year Ended December 31,                       Leases          Leases
----------------------------------------------------------------------
2001                                         $11,732         $   739
2002                                          11,605             739
2003                                           3,117             739
2004                                           1,913             739
2005 and thereafter                                3           2,219
----------------------------------------------------------------------
    Total                                    $28,370         $ 5,175
Less: Amount representing interest                            (1,673)
----------------------------------------------------------------------
    Present value (a)                                        $ 3,502
======================================================================

(a) Includes current obligations of $0.4 million at December 31, 2000.

Future minimum lease payments for operating leases are related principally to certain corporate offices. Future minimum lease payments for capital leases are related principally to building leases.

  Future payments due to us as of December 31, 2000, under subleases of certain corporate office space, are approximately $6.6 million in each of the years 2001, 2002 and 2003.

J.  COMMITMENTS AND CONTINGENCIES

Construction

  We estimate that we will spend, excluding AFC, approximately $61 million for each of 2001, 2002 and 2003 for electric utility construction.

Employees

  We have renegotiated our labor contract with the International Brotherhood of Electrical Workers (IBEW), which represents the majority of our employees. The contract has been extended through 2002 or 2003, depending on the outcome of DQE's strategic review process, and provides, among other things, employment security and income protection.

Other

  In 1992, the Pennsylvania Department of Environmental Protection (DEP) issued Residual Waste Management Regulations governing the generation and management of non-hazardous residual waste, such as coal ash. Following the generation asset divestiture, we retained certain facilities which remain subject to these regulations. We have assessed our residual waste management sites, and the DEP has approved our compliance strategies. We incurred costs of $2 million in 2000 to comply with these DEP regulations. We expect the costs of compliance to be approximately $1.5 million over the next two years with respect to sites we will continue to own. These costs are being recovered in the CTC, and the corresponding liability has been recorded for current and future obligations.

  Our current estimated liability for closing Warwick Mine, including final site reclamation, mine water treatment and certain labor liabilities, is approximately $40 million. We have recorded a liability for this amount on the consolidated balance sheet.

  We are involved in various other legal proceedings and environmental matters. We believe that such proceedings and matters, in total, will not have a materially adverse effect on our financial position, results of operations or cash flows.

K.  LONG-TERM DEBT


Long-Term Debt at December 31,
------------------------------------------------------------------------------------------------------------------------------
                                                                                                 (Thousands of Dollars)
                                                                                          ------------------------------------
                                                            Interest                              Principal Outstanding
                                                              Rate            Maturity             2000          1999
------------------------------------------------------------------------------------------------------------------------------
First mortgage bonds (a)                                  6.450%-8.375%       2003-2038        $  643,000       $  643,000 (c)
Pollution control notes                                   Adjustable (b)      2009-2030           417,985          417,985
Sinking fund debentures                                        5.00%             2010               2,791            2,791
Collateralized lease bonds                                     8.70%          2001-2016                --          350,162 (d)
Less: Unamortized debt discount and premium - net                                                  (2,942)          (3,184)
------------------------------------------------------------------------------------------------------------------------------
Total Long-Term Debt                                                                           $1,060,834       $1,410,754
==============================================================================================================================

(a)  Includes $100 million of first mortgage bonds not callable until 2003.
(b) The pollution control notes have adjustable interest rates. The interest rates at year-end averaged 4.7 percent in 2000 and 3.8 percent in 1999.
(c)  Excludes $390 million related to current maturities during 2000.
(d)  Excludes $9.1 million related to current maturities during 2000.

  At December 31, 2000, there were no sinking fund requirements or maturities of long-term debt outstanding for 2001 and 2002. Sinking fund requirements and maturities of long-term debt for 2003 through 2005 were $100.0 million in 2003, $100.4 million in 2004 and $0.4 million in 2005.

  Total interest and other charges were $74.7 million in 2000, $118.7 million in 1999 and $80.2 million in 1998. Interest costs attributable to debt were $73.5 million, $79.5 million and $81.1 million in 2000, 1999 and 1998. Of these amounts, $2.1 million in 2000, $0.8 million in 1999 and $2.2 million in 1998 were capitalized as AFC. Debt discount or premium and related issuance expenses are amortized over the lives of the applicable issues. Interest and other charges in 1999 also includes $35.2 million related to the Beaver Valley Unit 2 lease expense, previously classified as other operating expenses.

  At December 31, 2000, the fair value of long-term debt, including current maturities and sinking fund requirements, estimated on the basis of quoted market prices for the same or similar issues, or current rates offered for debt of the same remaining maturities, was $1,027 million. The principal amount included in the consolidated balance sheet, excluding unamortized discounts and premiums, is $1,064 million.

 At December 31, 2000 and 1999, we were in compliance with all of our debt covenants.

L.  PREFERRED AND PREFERENCE STOCK


Preferred and Preference Stock at December 31,
------------------------------------------------------------------------------------------------------------------------------
                                                                                     (Thousands of Dollars)
                                                                      --------------------------------------------------------
                                                                                  2000                        1999
                                                      Call Price      --------------------------------------------------------
                                                      Per Share            Shares       Amount         Shares        Amount
------------------------------------------------------------------------------------------------------------------------------
Preferred Stock Series:
3.75% (a)                                             $51.00               148,000        7,407         148,000        7,407
4.00% (a)                                              51.50               549,709       27,486         549,709       27,486
4.10% (a)                                              51.75               119,860        6,012         119,860        6,012
4.15% (a)                                              51.73               132,450        6,643         132,450        6,643
4.20% (a)                                              51.71               100,000        5,021         100,000        5,021
$2.10 (a)                                              51.84               159,400        8,039         159,400        8,039
9.00% (b)                                                 --                    --           --              10        3,000
8.375% (c)                                                --             6,000,000      150,000       6,000,000      150,000
6.5% (d)                                                  --                    --           --              15        1,500
------------------------------------------------------------------------------------------------------------------------------
    Total Preferred Stock                                                               210,608                      215,108
------------------------------------------------------------------------------------------------------------------------------
Preference Stock Series:
Plan Series A (e)                                      35.78               579,276       18,028         752,018       25,279
------------------------------------------------------------------------------------------------------------------------------
Deferred ESOP benefit                                                                    (6,583)                     (10,875)
------------------------------------------------------------------------------------------------------------------------------
    Total Preferred and Preference Stock                                               $222,053                     $229,512
==============================================================================================================================

(a) 4,000,000 authorized shares; $50 par value; cumulative; $50 per share involuntary liquidation value 3.6 percent to 4.3

(b) 500 authorized shares; $300,000 par value; these shares were redeemed at par value on March 2, 2000

(c) Cumulative Monthly Income Preferred Securities, Series A (MIPS); 6,000,000 authorized shares; $25 involuntary liquidation value

(d) 1,500 authorized shares; $100,000 par value; $100,000 involuntary liquidation value; holders entitled to 6.5 percent annual dividend each September

(e) 8,000,000 authorized shares; $1 par value; cumulative; $35.50 per share involuntary liquidation value

Duquesne Capital L.P., a special-purpose limited partnership of which we are the sole general partner, has outstanding $150.0 million principal amount of 8 3/8 percent Monthly Income Preferred Securities (MIPS) Series A, with a stated liquidation value of $25.00. The holders of MIPS are entitled to annual dividends of 8 3/8 percent, payable monthly. The sole assets of Duquesne Capital are our 8 3/8 percent debentures. We have the option to redeem these securities on or after May 31, 2001. Although we have no current plans to redeem, we are evaluating our options. We have guaranteed the payment of distributions on, and redemption price and liquidation amount in respect of the MIPS, if Duquesne Capital has funds available for such payment from the debt securities. Upon maturity or prior redemption of such debt securities, the MIPS will be mandatorily redeemed.

  Holders of our preferred stock are entitled to cumulative quarterly dividends. If four quarterly dividends on any series of preferred stock are in arrears, holders of the preferred stock are entitled to elect a majority of our board of directors until all dividends have been paid. As previously reported, on November 2, 2000, we made a preliminary SEC filing regarding a potential tender offer for the preferred stock. Holders of our preference stock are entitled to receive cumulative quarterly dividends, if dividends on all series of preferred stock are paid. If six quarterly dividends on any series of preference stock are in arrears, holders of the preference stock are entitled to elect two of our directors until all dividends have been paid. At December 31, 2000, we had made all dividend payments. Preferred and preference dividends were $16.0 million in 2000 and $16.6 million 1999 and 1998. Total preferred and preference stock had involuntary liquidation values of $231.0 million and $242.6 million, which exceeded par by $20.0 million and $26.9 million, at December 31, 2000 and 1999.

  Although outstanding preferred stock is generally callable on notice of not less than 30 days, at stated prices plus accrued dividends, the outstanding MIPS and preference stock are not currently callable. None of our remaining preferred or preference stock issues has mandatory purchase requirements.

  We have an Employee Stock Ownership Plan (ESOP) to provide matching contributions for a 401(k) Retirement Savings Plan for Management Employees. (See "Employee Benefits," Note N, on page 25.) We issued and sold 845,070 shares of preference stock, plan series A to the trustee of the ESOP. As consideration for the stock, we received a note valued at $30 million from the trustee.

The preference stock has an annual dividend rate of $2.80 per share, and each share of the preference stock is exchangeable for one and one-half shares of DQE common stock. At December 31, 2000, $6.6 million of preference stock issued in connection with the establishment of the ESOP had been offset, for financial statement purposes, by the recognition of a deferred ESOP benefit. Dividends on the preference stock and cash contributions from DQE are used to fund the repayment of the ESOP note. We made cash contributions of approximately $1.0 million and $0.2 million for 2000 and 1999. We were not required to make a cash contribution for 1998. These cash contributions were the difference between the ESOP debt service and the amount of dividends on ESOP shares ($1.7 million in 2000, $2.1 million in 1999 and $2.2 million in 1998). As shares of preference stock are allocated to the accounts of participants in the ESOP, we recognize compensation expense, and the amount of the deferred compensation benefit is amortized. We recognized compensation expense related to the 401(k) plans of $3.6 million in 2000 and 1999 and $1.6 million in 1998.

M. EQUITY

  In July 1989, we became a wholly owned subsidiary of DQE, whose common stock replaced the outstanding shares of our common stock, except for the 10 shares DQE holds.

  Payments of dividends on our common stock may be restricted by obligations to holders of our preferred and preference stock, pursuant to our Restated Articles of Incorporation, and by obligations of a subsidiary to holders of its preferred securities. No dividends or distributions may be made on our common stock if we have not paid dividends or sinking fund obligations on our preferred or preference stock. Further, the aggregate amount of our common stock dividend payments or distributions may not exceed certain percentages of net income, if the ratio of total common shareholder's equity to total capitalization is less than specified percentages. Because DQE owns all of our common stock, if we cannot pay common dividends, DQE may not be able to pay dividends on its common or preferred stock. No part of our retained earnings was restricted at December 31, 2000.

 Following is a table describing our accumulated other comprehensive income.


Accumulated Other Comprehensive Income
Balances as of December 31,
------------------------------------------------------------------
                                        (Thousands of Dollars)
                                      ----------------------------
                                         2000            1999
------------------------------------------------------------------
January 1                               $12,692        $ 21,697
Unrealized gains, net of tax
 of $(2,492) and $(6,387)                (3,514)         (9,005)
------------------------------------------------------------------
    December 31                         $ 9,178        $ 12,692
==================================================================

N.  EMPLOYEE BENEFITS

Pension and Postretirement Benefits

  We maintain retirement plans to provide pensions for all eligible employees. Upon retirement, an eligible employee receives a monthly pension based on his or her length of service and compensation. The cost of funding the pension plans is determined by the unit credit actuarial cost method. Our policy is to record this cost as an expense and to fund the pension plans by an amount that is at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, but which does not exceed the maximum tax-deductible amount for the year. As a result, we were able to record a credit of $13.5 million to expense or construction for pension costs in 2000. Pension costs charged to expense or construction were $11.2 million for 1999 and $12.0 million for 1998.

  In 1999, we offered an early retirement program for certain employees affected by the generation asset divestiture. The total increase in the projected benefit obligation to the retirement plans is estimated to be $29.4 million. Of this amount, $17.4 million was recognized in 1999 as special termination benefits in the table on the next page. The remaining $12.0 million was reflected in the unrecognized actuarial gain/loss account in the table. In its January 18, 2001 order approving our final generation asset sale proceeds accounting, the PUC also approved recovery of costs associated with the early retirement program. These recovered costs are to be contributed to the pension plans over future years.

  In addition to pension benefits, we provide certain health care benefits and life insurance for some retired employees. The life insurance plan is non-contributory. Participating retirees make contributions, which may be adjusted annually, to the health care plan. Health care benefits terminate when retirees reach age 65. We fund actual expenditures for obligations under the plans on a "pay-as-you-go" basis. We have the right to modify or terminate the plans.

  We accrue the actuarially determined costs of the aforementioned postretirement benefits over the period from the date of hire until the date the employee becomes fully eligible for benefits. We have elected to amortize the transition obligation over a 20-year period.

  We sponsor several qualified and nonqualified pension plans and other postretirement benefit plans for our employees. The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of plan assets over the two-year period ending December 31, 2000, a statement of the funded status as of December 31, 2000 and 1999, and a summary of assumptions used in the measurement of our benefit obligation:


Funded Status of the Pension and Postretirement Benefit Plans at December 31,
-----------------------------------------------------------------------------------------------------------------------------
                                                                                          (Thousands of Dollars)
                                                                        -----------------------------------------------------
                                                                                  Pension                Postretirement
                                                                        -----------------------------------------------------
                                                                             2000           1999          2000       1999
-----------------------------------------------------------------------------------------------------------------------------
Change in benefit obligation:
  Benefit obligation at beginning of year                                $  578,726    $  605,597     $  57,558    $  46,358
  Service cost                                                                6,230        14,374           979        1,800
  Interest cost                                                              39,574        39,929         2,837        3,100
  Actuarial (gain) loss                                                     (24,142)      (77,348)       (7,547)       4,206
  Benefits paid                                                             (36,810)      (29,533)       (3,749)      (2,306)
  Plan amendments                                                                --            --        (1,613)          --
  Curtailments (gain) loss                                                  (17,546)        8,372       (21,948)       4,400
  Settlements                                                                  (291)          (41)           --           --
  Special termination benefits                                                  732        17,376         5,343           --
-----------------------------------------------------------------------------------------------------------------------------
    Benefit obligation at end of year                                       546,473       578,726)       31,860       57,558
-----------------------------------------------------------------------------------------------------------------------------
Change in plan assets:
  Fair value of plan assets at beginning of year                            744,155       681,244            --           --
  Actual return on plan assets                                               24,465        92,331            --           --
  Employer contributions                                                         --            --            --           --
  Benefits paid                                                             (36,394)      (29,420)           --           --
-----------------------------------------------------------------------------------------------------------------------------
    Fair value of plan assets at end of year                                732,226       744,155            --           --
-----------------------------------------------------------------------------------------------------------------------------
  Funded status                                                             185,753       165,429       (31,860)     (57,558)
  Unrecognized net actuarial (gain) loss                                   (272,242)     (285,795)       (7,187)       5,108
  Unrecognized prior service cost (gain)                                     14,561        32,022            --           --
  Unrecognized net transition obligation                                      4,053         8,109         7,889       21,227
-----------------------------------------------------------------------------------------------------------------------------
    Accrued benefit cost                                                 $  (67,875)   $  (80,235)    $ (31,158)    $(31,223)
=============================================================================================================================


Weighted-Average Assumptions as of December 31,
-----------------------------------------------------------------------------------------------------------------------------
                                                                                  Pension                Postretirement
                                                                        -----------------------------------------------------
                                                                             2000           1999          2000       1999
-----------------------------------------------------------------------------------------------------------------------------
Discount rate used to determine projected
  benefits obligation                                                        7.50%          7.50%         7.50%      7.50%
Assumed rate of return on plan assets                                        7.50%          7.50%           --         --
Assumed change in compensation levels                                        4.25%          4.25%           --         --
Ultimate health care cost trend rate                                           --             --          6.00%      6.00%

  All of our plans for postretirement benefits, other than pensions, have no plan assets. The aggregate benefit obligation for those plans was $31.9 million as of December 31, 2000 and $57.6 million as of December 31, 1999. The accumulated postretirement benefit obligation comprises the present value of the estimated future benefits payable to current retirees, and a pro rata portion of estimated benefits payable to active employees after retirement.

  Following the early retirement program offered in 1999 (described previously) the total increase in the projected benefit obligation of the postretirement benefits is estimated to be $4.4 million. In 1999, this increase was reflected in the unrecognized actuarial gain/loss account in the preceding table. The PUC's January 18, 2001 order approved recovery of the postretirement benefits costs associated with the early retirement program. The recovered costs are to be used to offset the postretirement benefits for those employees.

  Pension assets consist primarily of common stocks (exclusive of DQE common stock), United States obligations and corporate debt securities.


Components of Net Pension Cost as of December 31,
----------------------------------------------------------------------------------------------------------------------------------
                                                                                              (Thousands of Dollars)
                                                                                   -----------------------------------------------
                                                                                     2000                 1999             1998
----------------------------------------------------------------------------------------------------------------------------------
Components of net pension cost:
  Service cost                                                                     $  6,230             $ 14,374         $ 14,043
  Interest cost                                                                      39,574               39,929           37,723
  Expected return on plan assets                                                    (50,441)             (45,562)         (41,067)
  Amortization of unrecognized net transition obligation                              1,148                1,759            1,812
  Amortization of prior service cost                                                  2,027                3,458            3,515
  Recognized net actuarial gain                                                     (12,052)              (2,717)          (4,014)
----------------------------------------------------------------------------------------------------------------------------------
  Net pension (gain) cost                                                           (13,514)              11,241           12,012
  Curtailment cost (gain)                                                               943                  (14)              --
  Settlement cost                                                                       287                   78              224
  Special termination benefits                                                          732               17,376               --
----------------------------------------------------------------------------------------------------------------------------------
   Net Pension (Gain) Cost After Curtailments,
     Settlements and Special Termination Benefits                                  $(11,552)            $ 28,681         $ 12,236
==================================================================================================================================


Components of Postretirement Cost as of December 31,
----------------------------------------------------------------------------------------------------------------------------------
                                                                                              (Thousands of Dollars)
                                                                                   -----------------------------------------------
                                                                                     2000                 1999             1998
----------------------------------------------------------------------------------------------------------------------------------
Components of postretirement cost:
  Service cost                                                                     $    979             $  1,799         $  1,832
  Interest cost                                                                       2,837                3,099            3,078
  Amortization of unrecognized net transition obligation                                925                1,642            1,687
  Amortization of prior service costs                                                    (7)                  --               --
  Recognized net actuarial gain                                                         (16)                  --               --
----------------------------------------------------------------------------------------------------------------------------------
  Net postretirement cost                                                             4,718                6,540            6,597
  Curtailment (gain) cost                                                            (6,377)               2,443               --
  Special termination benefits                                                        5,343                   --               --
----------------------------------------------------------------------------------------------------------------------------------
    Net Postretirement Cost After Curtailments                                     $  3,684             $  8,983         $  6,597
==================================================================================================================================


Effect of a One Percent Change in Health Care Cost Trend Rates as of December 31, 2000
----------------------------------------------------------------------------------------------------------------------------------
                                                                                               (Thousands of Dollars)
                                                                                   -----------------------------------------------
                                                                                        One Percent               One Percent
                                                                                         Increase                  Decrease
----------------------------------------------------------------------------------------------------------------------------------
Effect on total of service and interest cost components of
  net periodic postretirement health care benefit cost                                   $   394                   $  (346)
Effect on the health care component of the accumulated
  postretirement benefit obligation                                                      $ 2,671                   $(2,369)

Retirement Savings Plan and Other Benefit Options

  We sponsor separate 401(k) retirement plans for our management and IBEW-represented employees.

  The 401(k) Retirement Savings Plan for Management Employees provides for employer contributions. These contributions may include one or more of the following: a participant base match and a participant incentive match. In 2000, all employees eligible for an incentive match achieved their incentive targets.

  We are funding our automatic and matching contributions to the 401(k) Retirement Savings Plan for Management Employees with payments to an ESOP established in December 1991. (See "Preferred and Preference Stock" Note L, on page 24.)

  The 401(k) Retirement Savings Plan for IBEW Represented Employees provides that we will match employee contributions with a base match and an additional incentive match, if certain targets are met. In 2000, all IBEW-represented employees achieved their incentive targets.

  DQE's shareholders have approved a long-term incentive plan through which we may grant management employees options to purchase, during the years 1987 through 2006, up to a total of 9.9 million shares of DQE common stock at prices equal to the fair market value of such stock on the dates the options were granted. At December 31, 2000, approximately 3.1 million of these shares were available for future grants. The following paragraph sets forth option information for all DQE affiliates under the plan, including Duquesne Light.

  As of December 31, 2000, 1999 and 1998, active grants totaled 1,292,485; 1,031,434 and 1,230,946 shares. Exercise prices of these options ranged from $17.5834 to $47.3438 at December 31, 2000; from $17.5834 to $43.4375 at December
31, 1999; and from $15.8334 to $43.4375 at December 31, 1998. Expiration dates of these grants ranged from 2001 to 2010 at December 31, 2000; from 2001 to 2009 at December 31, 1999; and from 2000 to 2008 at December 31, 1998. As of December 31, 2000, 1999 and 1998, stock appreciation rights (SARs) had been granted in connection with 975,292; 933,014 and 867,104 of the options outstanding. During 2000, 208,236 SARs were exercised; 197,595 options were exercised at prices ranging from $24.125 to $38.50; and 33,879 options were cancelled. During 1999, 45,265 SARs were exercised; 254,225 options were exercised at prices ranging from $17.5834 to $35.0625; and 33,000 options were cancelled. During 1998, 233,532 SARs were exercised; 170,476 options were exercised at prices ranging from $15.8334 to $31.5625; and no options were cancelled. Of the active grants at December 31, 2000, 1999 and 1998, 495,816; 132,105 and 750,463 were not exercisable.

O.  BUSINESS SEGMENTS AND RELATED INFORMATION

  We report our results by the following three principal business segments, determined by products, services and regulatory environment: (1) the transmission and distribution of electricity (electricity delivery business segment), (2) the supply of electricity (electricity supply business segment) and (3) the collection of transition costs (CTC business segment).


Business Segments as of December 31,
-----------------------------------------------------------------------------------------------------------------
                                                                            (Millions of Dollars)
                                                         --------------------------------------------------------
                                                          Electricity     Electricity                   Consoli-
                                                           Delivery)         Supply          CTC         dated
                                                         --------------------------------------------------------
2000
-----------------------------------------------------------------------------------------------------------------
  Operating revenues                                       $  316.1        $  425.4       $  334.4      $1,075.9
Operating expenses                                            172.5           412.8           39.2         624.5
Depreciation and amortization expense                          56.4             2.2          249.6         308.2
-----------------------------------------------------------------------------------------------------------------
  Operating income                                             87.2            10.4           45.6         143.2
  Other income                                                 18.3             2.8             --          21.1
  Interest and other charges                                   69.5            21.2             --          90.7
-----------------------------------------------------------------------------------------------------------------
  Earnings (loss) for common stock
    before accounting change                                   36.0            (8.0)          45.6          73.6
  Cumulative effect of change in
    accounting principle                                        7.3             8.2             --          15.5
-----------------------------------------------------------------------------------------------------------------
  Earnings for common stock                                $   43.3        $    0.2       $   45.6      $   89.1
=================================================================================================================
Assets                                                     $2,381.2        $     --       $  396.4      $2,777.6
=================================================================================================================
Capital expenditures                                       $   85.1        $    4.7       $     --      $   89.8
=================================================================================================================


-----------------------------------------------------------------------------------------------------------------
                                                                            (Millions of Dollars)
                                                         --------------------------------------------------------
                                                          Electricity     Electricity                   Consoli-
                                                           Delivery)         Supply         CTC          dated
                                                         --------------------------------------------------------
1999
-----------------------------------------------------------------------------------------------------------------
Operating revenues                                          $  307.0       $  528.5       $  323.3      $1,158.8
Operating expenses                                             187.0          454.0           85.7         726.7
Depreciation and amortization expense                           50.5           26.3           95.6         172.4
-----------------------------------------------------------------------------------------------------------------
  Operating income                                              69.5           48.2          142.0         259.7
Other income                                                    15.1            7.4             --          22.5
Interest and other charges                                      45.9           43.9           45.4         135.2
-----------------------------------------------------------------------------------------------------------------
  Earnings for common stock                                 $   38.7       $   11.7       $   96.6      $  147.0
=================================================================================================================
Assets                                                      $1,628.9       $  425.7       $2,226.8      $4,281.4
=================================================================================================================
Capital expenditures                                        $   69.9       $   30.4       $     --      $  100.3
=================================================================================================================


Business Segments as of December 31,
----------------------------------------------------------------------------------------------------------
                                                                          (Millions of Dollars)
                                                         -------------------------------------------------
                                                             Electricity     Electricity        Consoli-
                                                              Delivery         Supply            dated
                                                         -------------------------------------------------
1998
----------------------------------------------------------------------------------------------------------
Operating revenues                                              $  323.4       $  855.3         $1,178.7
Operating expenses                                                 190.8          579.6            770.4
Depreciation and amortization expense                               46.1          158.1            204.2
----------------------------------------------------------------------------------------------------------
  Operating income                                                  86.5          117.6            204.1
Other income                                                        24.3           12.9             37.2
Interest and other charges                                          38.2           58.6             96.8
----------------------------------------------------------------------------------------------------------
  Earnings for common stock before extraordinary item               72.6           71.9            144.5
Extraordinary item, net of tax                                        --          (82.6)           (82.6)
----------------------------------------------------------------------------------------------------------
  Earnings (loss) for common stock after extraordinary item     $   72.6       $  (10.7)        $   61.9
==========================================================================================================
Assets                                                          $1,598.1       $2,711.5         $4,309.6
==========================================================================================================
Capital expenditures                                            $   76.8       $   41.6         $  118.4
==========================================================================================================

P.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


Summary of Selected Quarterly Financial Data (Thousands of Dollars, Except Per Share Amounts)
-----------------------------------------------------------------------------------------------------------------
The quarterly data reflect seasonal weather variations in the electric utility's service territory.
-----------------------------------------------------------------------------------------------------------------
2000 (a)                                           First Quarter  Second Quarter  Third Quarter  Fourth Quarter
-----------------------------------------------------------------------------------------------------------------
Operating revenues                                   $258,021        $272,885       $296,548        $248,410
Operating income                                       57,268          19,318         26,982          39,603
Income before cumulative effect of a
  change in accounting principle                       37,664           3,593          9,215          26,617
Net income                                           $ 53,159        $  3,593       $  9,215        $ 26,617
=================================================================================================================


1999 (b)                                           First Quarter  Second Quarter  Third Quarter  Fourth Quarter
-----------------------------------------------------------------------------------------------------------------
Operating revenues                                   $281,976       $273,239        $336,165       $267,420
Operating income                                       49,397         54,478          65,236         90,653
Net income                                           $ 35,868       $ 28,576        $ 37,040       $ 49,536
=================================================================================================================

(a) Restated to reflect the cumulative effect of a change in accounting principle related to unbilled revenues.
(b)  Restated to conform with 2000 presentation.


SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------------------------------------------------------
Amounts in Thousands of Dollars                 2000         1999          1998          1997          1996           1995
--------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT ITEMS
Total operating revenues                     $1,075,864    $1,158,800    $1,178,746    $1,175,941    $1,187,407    $1,189,784
Operating income                             $  143,171    $  259,764    $  204,086    $  207,385    $  222,079    $  246,637
Income before extraordinary item
  and cumulative effect                      $   77,089    $  151,020    $  148,548    $  141,820    $  149,860    $  151,070
Extraordinary item                           $       --    $       --    $  (82,548)   $       --    $       --    $       --
Cumulative effect of change
  in accounting principle                    $   15,495    $       --    $       --    $       --    $       --    $       --
Net income after extraordinary item
  and cumulative effect                      $   92,584    $  151,020    $   66,000    $  141,820    $  149,860    $  151,070
Earnings for common stock
  before extraordinary item
  and cumulative effect                      $   73,678    $  147,022    $  144,512    $  137,798    $  145,815    $  145,750
Earnings for common stock
  after extraordinary item
  and cumulative effect                      $   89,173    $  147,022    $   61,964    $  137,798    $  145,815    $  145,750
--------------------------------------------------------------------------------------------------------------------------------

BALANCE SHEET ITEMS
Property, plant and equipment - net          $1,344,345    $1,458,517    $1,447,299    $2,562,919    $2,717,473    $2,978,903
Total assets                                 $2,777,608    $4,281,412    $4,309,626    $3,840,179    $3,897,086    $4,067,665
--------------------------------------------------------------------------------------------------------------------------------
Capitalization:
Common stockholder's equity                  $  539,557    $  798,674    $  868,500    $1,003,833    $  989,424    $1,131,334
Non-redeemable preferred and
  preference stock                              222,053       229,512       227,782       226,503       223,072        70,966
Redeemable preferred and
  preference stock                                   --            --            --            --            --            --
Long-term debt                                1,060,834     1,410,754     1,160,348     1,218,276     1,271,961     1,322,531
--------------------------------------------------------------------------------------------------------------------------------
Total capitalization                         $1,822,444    $2,438,940    $2,256,630    $2,448,612    $2,484,457    $2,524,831
--------------------------------------------------------------------------------------------------------------------------------

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  DQE is the beneficial owner and holder of all shares of our outstanding common stock, $1 par value, consisting of 10 shares as of February 28, 2001. Information relating to the ownership of equity securities of DQE and Duquesne Light by our directors and executive officers is set forth in Exhibit 99.1, filed as part of this Report. The information is incorporated here by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)(1) The following information is set forth here in Item 8 (Consolidated Financial Statements and Supplementary Data) on pages 12 through 30 of this Report. The following financial statements and Report of Independent Auditors are incorporated here by reference:

Report of Independent Auditors.

  Statement of Consolidated Income for the Three Years Ended December 31, 2000.

  Consolidated Balance Sheet, December 31, 2000 and 1999.

  Statement of Consolidated Cash Flows for the Three Years Ended December 31, 2000.

  Statement of Consolidated Comprehensive Income for the Three Years Ended December 31, 2000.

  Statement of Consolidated Retained Earnings for the Three Years Ended December 31, 2000.

Notes to Consolidated Financial Statements.

  (a)(2) The following financial statement schedule and the related Report of Independent Auditors are filed here as a part of this Report:

Schedule for the Three Years Ended December 31, 2000:

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

  (b) We have filed no reports on Form 8-K since those reported in our last Form 10-Q.

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

  4.3          Supplemental Indentures supplementing the said
               Indenture of Mortgage and Deed of Trust -

               Supplemental Indenture No. 1.                                Exhibit 4.4 to Registration
                                                                            Statement (Form S-3)
                                                                            No. 33-52782.

               Supplemental Indenture No. 2 through Supplemental            Exhibit 4.4 to Registration
               Indenture No. 4.                                             Statement (Form S-3)
                                                                            No. 33-63602.


Exhibit                                                                                  Method of
  No.                                      Description                                    Filing
                    Supplemental Indenture No. 5 through Supplemental          Exhibit 4.6 to the Form 10-K
                    Indenture No. 7.                                           Annual Report of Duquesne
                                                                               Light Company for the year
                                                                               ended December 31, 1993.

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

                    Supplemental Indenture No. 13.                             Exhibit 4.3 to the Form 10-K
                                                                               Annual Report of Duquesne
                                                                               Light Company for the year
                                                                               ended December 31, 1996.

                    Supplemental Indenture No. 14.                             Exhibit 4.3 to the Form 10-K
                                                                               Annual Report of Duquesne
                                                                               Light Company for the year
                                                                               ended December 31, 1997.

                    Supplemental Indenture No. 15.                             Exhibit 4.3 to the Form 10-K
                                                                               Annual Report of Duquesne
                                                                               Light Company for the year
                                                                               ended December 31, 1999.

                    Supplemental Indenture No. 16.                             Exhibit 4.3 to the Form 10-K
                                                                               Annual Report of Duquesne
                                                                               Light Company for the year
                                                                               ended December 31, 1999.

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

 10.7               Non-Competition and Confidentiality Agreement dated                       Exhibit 10.14 to the Form 10-K
                    as of October 3, 1996 by and among DQE, Inc., Duquesne                    Annual Report of DQE for the
                    Light Company and David D. Marshall, together with a                      year ended December 31, 1996.
                    schedule listing substantially identical agreement with
                    Victor A. Roque.

 10.8               Schedule to Exhibit 10.14 to the Form 10-K Annual Report                  Exhibit 10.12 to the Form 10-K
                    of DQE for the year ended December 31, 1996, listing a                    Annual Report of DQE for the
                    Non-Competition and Confidentiality Agreement dated as                    year ended December 31, 1998.
                    of October 3, 1996, with William J. DeLeo, substantially
                    identical to the agreement filed as Exhibit 10.14 to the
                    1996 10-K.

 10.9               Schedule to Exhibit 10.14 to the Form 10-K Annual Report                  Exhibit 10.12 to the Form 10-K
                    of DQE for the year ended December 31, 1996, listing a                    Annual Report of DQE for the
                    Non-Competition and Confidentiality Agreement for                         year ended December 31, 2000.
                    Jack E. Saxer, Jr., dated as of April 22, 1996.

 10.10              Schedule to Exhibit 10.14 to the Form 10-K Annual Report                  Filed here.
                    of DQE for the year ended December 31, 1996, listing
                    Non-Competition and Confidentiality Agreements for
                    John R. Marshall (dated June 24, 1999), Maureen L. Hogel
                    (dated April 2, 1997), Stevan R. Schott (dated August 9, 1999)
                    and Joseph G. Belechak (dated August 1, 2000), substantially identical to the agreement filed as Exhibit 10.14 to the 1996 10-K.

 10.11              Amended and Restated POLR II Agreement by and between Duquesne Light      Filed here.
                    Company and Orion Power MidWest, L.P., dated as of December 7, 2000.


Exhibit                                                                                 Method of
  No.                                Description                                         Filing

 12.1               Ratio of Earnings to Fixed Charges.                                Filed here.

 18.1               Letter regarding change in accounting principle.                   Filed here.

 21.1               Subsidiaries of the registrant:
                    Duquesne Light has no significant subsidiaries

 23.1               Independent Auditors' Consent.                                     Filed here.

 99.1               Executive Compensation and Security Ownership of                   Filed here.
                    Directors and Officers for 2000.

 99.2               Directors of Duquesne Light.                                       Filed here.

  Copies of the exhibits listed above will be furnished, upon request, to holders or beneficial owners of any class of our stock as of February 28, 2001, subject to payment in advance of the cost of reproducing the exhibits requested.

                                                                     SCHEDULE II

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 2000, 1999 and 1998
                             (Thousands of Dollars)


       Column A                                    Column B     Column C      Column D       Column E     Column F
      ----------                                  ----------   ----------    ----------     ----------   ----------
                                                                     Additions
                                                               ------------------------
                                                  Balance at   Charged to    Charged to                    Balance
                                                  Beginning    Costs and        Other                      at End
      Description                                  of Year      Expenses      Accounts      Deductions     of Year
     -------------                               -----------  -----------    -----------   ------------   ---------
Year Ended December 31, 2000
Reserve Deducted from the Asset
  to which it applies:
  Allowance for uncollectible accounts           $ 8,730        $ 8,500        $2,660(A)      $10,077(B)     $9,813

Year Ended December 31, 1999
Reserve Deducted from the Asset
  to which it applies:
  Allowance for uncollectible accounts           $ 9,137        $ 9,000        $3,260(A)      $12,667(B)     $8,730

Year Ended December 31, 1998
Reserve Deducted from the Asset
  to which it applies:
  Allowance for uncollectible accounts           $15,016        $11,000        $3,290(A)      $20,169(B)     $9,137

Notes: (A) Recovery of accounts previously written off.
       (B) Accounts receivable written off.

                                  Signatures

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Duquesne Light Company
                             (Registrant)

Date:  March 26, 2001   By: /s/ John R. Marshall
                        ------------------------
                              (Signature)
                           John R. Marshall
                         President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                               Title                                   Date
/s/ John R. Marshall              President and Director                            March 26, 2001
-----------------------
John R. Marshall                  (Principle Executive Officer)

/s/ Frosina C. Cordisco           Treasurer                                         March 26, 2001
-----------------------
Frosina C. Cordisco               (Principle Financial Officer)

/s/ James E. Wilson               Vice President and Chief Accounting Officer       March 26, 2001
-----------------------
James E. Wilson                   (Principal Accounting Officer)

/s/ David D. Marshall             Director                                          March 26, 2001
-----------------------
David D. Marshall

/s/ Morgan K. O'Brien             Director                                          March 26, 2001
-----------------------
Morgan K. O'Brien

/s/ Victor A.Roque                Director                                          March 26, 2001
-----------------------
Victor A. Roque

/s/ William J. DeLeo              Director                                          March 26, 2001
-----------------------
William J. DeLeo

/s/ Jack E. Saxer, Jr.            Director                                          March 26, 2001
-----------------------
Jack E. Saxer, Jr.