Form 10-Q
period 2001-03-31
DUQUESNE LIGHT CO
filed 2001-05-15
CIK 30573

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001
                                                 --------------

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From ____________ to ____________


                            Commission File Number
                            ----------------------
                                     1-956

                            Duquesne Light Company
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Pennsylvania                              25-0451600
         -----------------------------                -------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes  X      No_____
                     -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

DQE, Inc., is the holder of all shares of Duquesne Light Company common stock, $1 par value, consisting of 10 shares as of April 30, 2001.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

Duquesne Light Condensed Statement of Consolidated Income (Unaudited)
-------------------------------------------------------------------------------------------------
                                                                        (Millions of Dollars)
                                                                     ----------------------------
                                                                     Three Months Ended March 31,
                                                                    -----------------------------
                                                                       2001              2000
-------------------------------------------------------------------------------------------------
Operating Revenues:
Sales of Electricity:
Customer revenues                                                    $  233.9           $  235.5
Utilities                                                                 4.1               11.8
-------------------------------------------------------------------------------------------------
Total Sales of Electricity                                              238.0              247.3
Other                                                                     7.4               10.7
-------------------------------------------------------------------------------------------------
     Total Operating Revenues                                           245.4              258.0
-------------------------------------------------------------------------------------------------

Operating Expenses:
Fuel and purchased power                                                 93.5               50.6
Other operating                                                          28.4               45.1
Maintenance                                                               5.5               17.7
Depreciation and amortization                                            79.1               60.4
Taxes other than income taxes                                            13.4               21.7
Income taxes                                                              2.3                5.2
-------------------------------------------------------------------------------------------------
     Total Operating Expenses                                           222.2              200.7
-------------------------------------------------------------------------------------------------
Operating Income                                                         23.2               57.3
-------------------------------------------------------------------------------------------------
Other Income and Deductions                                               6.1                4.5
-------------------------------------------------------------------------------------------------
Income Before Interest and Other Charges                                 29.3               61.8
-------------------------------------------------------------------------------------------------
Interest Charges                                                         16.3               21.0
Monthly Income Preferred Securities Dividend Requirements                 3.1                3.1
-------------------------------------------------------------------------------------------------
Income Before Cumulative Effect
of Change in Accounting Principle                                         9.9               37.7
-------------------------------------------------------------------------------------------------
Cumulative Effect of Change in Accounting Principle - Net                  --               15.5
-------------------------------------------------------------------------------------------------
Net Income                                                                9.9               53.2
=================================================================================================
Dividends on Preferred and Preference Stock                               0.9                0.9
     Earnings for Common Stock                                       $    9.0           $   52.3
=================================================================================================

See notes to condensed consolidated financial statements.

Duquesne Light Condensed Consolidated Balance Sheet (Unaudited)
----------------------------------------------------------------------------------------------
                                                                        (Millions of Dollars)
                                                                     -------------------------
                                                                     March 31,    December 31,
ASSETS                                                                   2001           2000
----------------------------------------------------------------------------------------------
Property, Plant and Equipment:
   Gross property, plant and equipment                                  $1,975.0      $1,965.1
   Less: Accumulated depreciation and amortization                        (632.5)       (620.8)
----------------------------------------------------------------------------------------------
      Total Property, Plant and Equipment - Net                          1,342.5       1,344.3
----------------------------------------------------------------------------------------------
Long-Term Investments                                                       43.6          49.6
----------------------------------------------------------------------------------------------
Current Assets:
Cash and temporary cash investments                                        184.5         173.5
Receivables                                                                413.5         424.7
Other current assets                                                        95.9          53.1
----------------------------------------------------------------------------------------------
      Total Current Assets                                                 693.9         651.3
----------------------------------------------------------------------------------------------
Other Non-Current Assets:
Transition costs                                                           332.0         396.4
Regulatory assets                                                          326.7         326.6
Other                                                                        8.3           9.4
----------------------------------------------------------------------------------------------
      Total Other Non-Current Assets                                       667.0         732.4
----------------------------------------------------------------------------------------------
      Total Assets                                                      $2,747.0      $2,777.6
==============================================================================================

CAPITALIZATION  AND LIABILITIES
-------------------------------------------------------------------------------------------------------------
Capitalization:
Common stock (authorized - 90,000,000 shares, issued and outstanding - 10 shares)     $      --     $      --
Capital surplus                                                                           483.3         483.3
Retained earnings                                                                          56.1          47.1
Accumulated other comprehensive income                                                      6.5           9.2
-------------------------------------------------------------------------------------------------------------
      Total Common Stockholder's Equity                                                   545.9         539.6
-------------------------------------------------------------------------------------------------------------
Preferred and Preference Stock                                                            222.7         222.1
-------------------------------------------------------------------------------------------------------------
Long-term debt                                                                          1,060.9       1,060.8
-------------------------------------------------------------------------------------------------------------
      Total Capitalization                                                              1,829.5       1,822.5
-------------------------------------------------------------------------------------------------------------
Obligations Under Capital Leases                                                            3.3          10.3
-------------------------------------------------------------------------------------------------------------
Current Liabilities:
Notes payable and current debt maturities                                                    --           0.8
Other current liabilities                                                                 163.4         187.3
-------------------------------------------------------------------------------------------------------------
      Total Current Liabilities                                                           163.4         188.1
--------------------------------------------------------------------------------------------------------------
Non-Current Liabilities:
Deferred income taxes - net                                                               566.8         568.7
Warwick mine liability                                                                     39.5          40.1
Other                                                                                     144.5         147.9
-------------------------------------------------------------------------------------------------------------
      Total Non-Current Liabilities                                                       750.8         756.7
-------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note D)
-------------------------------------------------------------------------------------------------------------
      Total Capitalization and Liabilities                                             $2,747.0      $2,777.6
=============================================================================================================

See notes to condensed consolidated financial statements.

Duquesne Light Condensed Statement of Consolidated Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                 (Millions of Dollars)
                                                                             -----------------------------
                                                                              Three Months Ended March 31,
                                                                             -----------------------------
                                                                                 2001              2000
----------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Operations                                                                      $ 89.6             $ 82.7
Changes in working capital other than cash                                       (55.6)             (19.3)
Other                                                                             (5.1)              (8.2)
----------------------------------------------------------------------------------------------------------
      Net Cash Provided By Operating Activities                                   28.9               55.2
----------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Construction expenditures                                                        (10.9)             (11.4)
Acquisitions                                                                        --              (32.0)
Capitalized divestiture costs                                                       --              (19.6)
Proceeds from sale of investments                                                  2.4                 --
Other                                                                              5.9                7.2
----------------------------------------------------------------------------------------------------------
      Net Cash Used In Investing Activities                                       (2.6)             (55.8)
----------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Reductions of long-term obligations - net                                         (7.6)             (45.1)
Dividends on capital stock                                                        (0.9)             (19.9)
Issuance of commercial paper                                                        --               52.9
Issuance of debt                                                                    --               25.0
Other                                                                             (6.8)              (8.8)
----------------------------------------------------------------------------------------------------------
      Net Cash (Used In) Provided By Financing Activities                        (15.3)               4.1
----------------------------------------------------------------------------------------------------------
Net increase in cash and temporary cash investments                               11.0                3.5
Cash and temporary cash investments at beginning of period                       173.5               16.1
----------------------------------------------------------------------------------------------------------
      Cash and Temporary Cash Investments at End of Period                      $184.5             $ 19.6
==========================================================================================================

Duquesne Light Condensed Statement of Consolidated Comprehensive Income (Unaudited)
--------------------------------------------------------------------------------

                                                                       (Millions of Dollars)
-------------------------------------------------------------------------------------------------
                                                                   Three Months Ended March 31,
                                                                 --------------------------------
                                                                       2001              2000
                                                                 --------------------------------
Net income                                                            $ 9.0              $52.3
-------------------------------------------------------------------------------------------------
Other comprehensive income:
   Unrealized holding (losses) gains arising during the period,
      net of tax of $(1.9) and $4.5                                    (2.7)               6.4
-------------------------------------------------------------------------------------------------
Comprehensive Income                                                  $ 6.3              $58.7
=================================================================================================

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

DQE's Strategic Review Process

   As previously announced, DQE is currently engaged in a strategic and financial review of its entire company, focusing on maximizing shareholder value. At this point, DQE is evaluating the possible separation of its water utility and financial and investment businesses from Duquesne Light and related businesses. DQE is actively focused on the divestiture of certain businesses and on structuring the separation in a manner that optimizes shareholder value. DQE expects to complete this review process during the next few months.

Basis of Accounting

   We are subject to the accounting and reporting requirements of the Securities and Exchange Commission (SEC). Our electricity delivery business is also subject to regulation by the Pennsylvania Public Utility Commission (PUC) and the Federal Energy Regulatory Commission (FERC) with respect to rates for delivery of electric power, accounting and other matters.

   In the opinion of management, the unaudited condensed consolidated financial statements included in this report reflect all adjustments that are necessary for a fair presentation of the results of interim periods and are normal, recurring adjustments. Prior periods have been reclassified to conform with current accounting presentations. In addition, the 2000 results of operations by business segment have been revised to conform with our current accounting presentations as a result of the PUC's final accounting order issued in January 2001 regarding the proceeds of our generation asset sale.

   These statements should be read with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission (SEC). The results of operations for the three months ended March31, 2001, are not necessarily indicative of the results that may be expected for the full year. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period also may be affected by the estimates and assumptions management is required to make. Actual results could differ from those estimates.

B. RATE MATTERS

Competition and the Customer Choice Act

   The Pennsylvania Electricity Generation Customer Choice and Competition Act (Customer Choice Act) enables Pennsylvania's electric utility customers to shop, purchasing electricity at market prices from a variety of electric generation suppliers (customer choice). As of March 31, 2001, approximately 21 percent of our customers had chosen alternative generation suppliers measured on a kilowatt-hour (KWH) basis, and approximately 26 percent on a non-coincident peak load basis. The remaining customers are provided with electricity through our provider of last resort service arrangement with Orion (discussed below). As alternative generation suppliers enter and exit the retail supply business, the number of customers participating in our provider of last resort service will fluctuate.

   Customers who select an alternative generation supplier pay for generation charges set competitively by that supplier, and pay us for a competitive transition charge (discussed below) and transmission and distribution charges. Electricity delivery (including transmission, distribution and customer service) remains regulated in substantially the same manner as under historical regulation.

Competitive Transition Charge

   In its final restructuring order issued in the second quarter of 1998, the PUC determined that we should recover most of the above-market costs of our generation assets, including plant and regulatory assets, through the collection of the competitive transition charge (CTC) from electric utility customers. On January 18, 2001, the PUC issued an order approving our final accounting for the proceeds of our April 2000 generation asset sale, including the net recovery of $276 million of sale-related transaction costs. Applying the net generation asset sale proceeds to reduce transition costs, we now anticipate termination of the CTCcollection period in early 2002 for most major rate classes. Rates are then expected to decrease 21 percent for residential customers who continue to take provider of last resort service from us pursuant to the second agreement with Orion discussed below. Once the CTC collection period ends for all rate classes, rates are expected to decrease on average 17 percent system-wide for provider of last resort customers. The transition costs, as reflected on the consolidated balance sheet, are being amortized over the same period that the CTC revenues are being recognized. For regulatory purposes, the unrecovered balance of transition costs that remain following the generation asset sale was approximately $343 million ($210 million net of tax) at March 31, 2001, on which we are allowed to earn an 11 percent pre-tax return. A slightly lower amount is shown on the balance sheet due to the accounting for unbilled revenues adopted during 2000.

Provider of Last Resort

   Although no longer a generation supplier, as the provider of last resort for all customers in our service territory, we must provide electricity for any customer who does not choose an alternative generation supplier, or whose supplier fails to deliver. As part of the generation asset sale, Orion agreed to supply us with all of the electric energy necessary to satisfy our provider of last resort obligations during the CTC collection period. On December 20, 2000, the PUC approved a second agreement that extends Orion's provider of last resort arrangement (and the PUC-approved rates for the supply of electricity) beyond the final CTC collection through 2004 (POLR II). The agreement also allows us, following the CTCcollection, an average margin of 0.5 cents per KWH supplied through this arrangement. Except for this margin, these agreements, in general, effectively transfer to Orion the financial risks and rewards associated with our provider of last resort obligations. While we retain the collection risk for the electricity sales, a component of our regulated delivery rates is designed to cover the cost of a normal level of uncollectible accounts.

Rate Freeze

   An overall four-and-one-half-year rate cap from January1, 1997, was originally imposed on the transmission and distribution charges of Pennsylvania electric utility companies under the Customer Choice Act. As part of a settlement regarding recovery of deferred fuel costs, we agreed to extend this rate cap for an additional six months through the end of 2001. Subsequently, in connection with the POLR II agreement described above, we negotiated a rate freeze for generation, transmission and distribution rates. The rate freeze fixes new generation rates for retail customers who take electricity under the extended provider of last resort arrangement, and continues the transmission and distribution rates for all customers at current levels through at least 2003. Under certain circumstances, affected interests may file a complaint alleging that, under these frozen rates, we have exceeded reasonable earnings, in which case the PUC could make adjustments to rectify such earnings.

Regional Transmission Organization

   FERC Order No.2000 calls on transmission-owning utilities such as Duquesne Light to voluntarily join regional transmission organizations. The goal of the order is to put transmission facilities in a region under common control in an effort to reduce costs. We are actively negotiating with the Pennsylvania-New Jersey-Maryland Interconnection to establish the PJM West regional transmission organization. Our ultimate decision will depend in part on the outcome of DQE's strategic review process.

C.   RECEIVABLES

   The components of receivables for the periods indicated are as follows:

                                (Millions of Dollars)
------------------------------------------------------------
                         March 31,   March 31,  December 31,
                           2001        2000        2000
------------------------------------------------------------
Electric customers        $ 88.9       $ 74.6      $ 87.0
Unbilled revenue
   accrual                  36.3         36.5        47.2
Other utility               13.1         24.7        16.6
DQE loan                   250.0           --       250.0
Other                       34.0         26.0        33.7
  Less: (Allowance for
    uncollectible
    accounts)               (8.8)        (8.6)       (9.8)
------------------------------------------------------------
      Total               $413.5       $153.2      $424.7
============================================================

   D. COMMITMENTS AND CONTINGENCIES

   We estimate that in 2001 we will spend, excluding the allowance for funds used during construction, approximately $60 million for electric utility construction.

   E. Business Segments and Related Information

   We report our results by the following three principal business segments, determined by products, services and regulatory environment: (1) the transmission and distribution of electricity (electricity delivery business segment), (2) the supply of electricity (electricity supply business segment) and (3)the collection of transition costs (CTC business segment). With the completion of our generation asset sale in April 2000, the electricity supply business segment is now comprised solely of provider of last resort service.

Business Segments for the Three Months Ended:
-----------------------------------------------------------------------------------------------------------
                                                                (Millions of Dollars)
                                       --------------------------------------------------------------------
                                            Electricity       Electricity                         Consoli-
                                              Delivery          Supply             CTC              dated
                                       --------------------------------------------------------------------
March 31, 2001
-----------------------------------------------------------------------------------------------------------
Operating revenues                           $   73.7         $   97.6          $   74.1          $ 245.4
Operating expenses                               39.6             97.6               5.9            143.1
Depreciation and amortization expense            14.8              --               64.3             79.1
-----------------------------------------------------------------------------------------------------------
   Operating income                              19.3              --                3.9             23.2
Other income                                      5.8              --                0.3              6.1
Interest and other charges                       20.3              --                 --             20.3
-----------------------------------------------------------------------------------------------------------
   Earnings for common stock                 $    4.8         $    --           $    4.2         $    9.0
===========================================================================================================

Assets                                       $2,415.0         $    --           $  332.0         $2,747.0
===========================================================================================================

Capital expenditures                         $   10.9         $    --           $     --         $   10.9
===========================================================================================================

                                                                (Millions of Dollars)
                                       --------------------------------------------------------------------
                                            Electricity       Electricity                         Consoli-
                                              Delivery          Supply             CTC              dated
                                       --------------------------------------------------------------------
March 31, 2000
-----------------------------------------------------------------------------------------------------------
Operating revenues                           $   76.0         $   95.6          $   86.4         $  258.0
Operating expenses                               49.8             73.5              17.0            140.3
Depreciation and amortization expense            13.9              1.6              44.9             60.4
-----------------------------------------------------------------------------------------------------------
   Operating income                              12.3             20.5              24.5             57.3
Other income                                      0.9              3.6                --              4.5
Interest and other charges                        9.0             16.0                --             25.0
-----------------------------------------------------------------------------------------------------------
   Income before cumulative effect                4.2              8.1              24.5             36.8
   Cumulative effect - net                        7.3              8.2                --             15.5
-----------------------------------------------------------------------------------------------------------
   Earnings for common stock                 $   11.5         $   16.3          $   24.5         $   52.3
-----------------------------------------------------------------------------------------------------------

Assets (1)                                   $2,381.2         $     --          $  396.4         $2,777.6
===========================================================================================================

Capital expenditures                         $   11.4         $     --          $     --         $   11.4
===========================================================================================================

(1) Relates to assets as of December 31, 2000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Part I, Item 2 of this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission (SEC) and our condensed consolidated financial statements, which are set forth on pages 2 through 7 of this Report.

   Duquesne Light Company is a wholly owned subsidiary of DQE, Inc., a multi-utility delivery and services company. We are engaged in the transmission and distribution of electric energy. Our various subsidiaries are primarily involved in operating our automated meter reading technology and providing financing to certain affiliates.

DQE's Strategic Review Process

   As previously announced, DQE is currently engaged in a strategic and financial review of its entire company, focusing on maximizing shareholder value. At this point, DQE is evaluating the possible separation of its water utility and financial and investment businesses from Duquesne Light and related businesses. DQE is actively focused on the divestiture of certain businesses and on structuring the separation in a manner that optimizes shareholder value. DQE expects to complete this review process during the next few months.

Service Area

   We provide service to approximately 580,000 direct customers in southwestern Pennsylvania (including in the City of Pittsburgh), a territory of approximately 800 square miles. Before completing the generation asset sale, we historically sold electricity to other utilities. (See "Competitive Transition Charge" discussion on page 10.)

Regulation

   We are subject to the accounting and reporting requirements of the Securities and Exchange Commission (SEC). Our electricity delivery business is also subject to regulation by the Pennsylvania Public Utility Commission (PUC) and the Federal Energy Regulatory Commission (FERC) with respect to rates delivery of electric power, accounting and other matters.

Business Segments

   This information is set forth in "Results of Operations" below and in "Business Segments and Related Information," Note E in the Notes to the Consolidated Financial Statements on page 7. As a result of the PUC's final accounting order issued in January 2001, the allocations between business segments in 2000 have been revised to conform with our current accounting presentation.


Overall Performance

   Our earnings available for common stock were $9.0 million in the first quarter of 2001 compared to $52.3 million in the first quarter of 2000, which included the one-time $15.5 million cumulative effect of accounting change for adopting the accrual of unbilled revenues. Absent this one-time effect in 2000, our earnings available for common stock decreased $27.8 million or 75.5 percent. The decrease is primarily due to a $20.3 million reduction in earnings in conjunction with decreased average CTC balance in 2001, and $11.6 million related to a lower effective tax rate resulting from the prescribed accounting on the generation asset sale.

Results of Operations by Business Segment

   We report our results by the following three principal business segments, determined by products, services and regulatory environment: (1) the transmission and distribution of electricity (electricity delivery business segment), (2) the supply of electricity (electricity supply business segment), and (3) the collection of transition costs (CTC business segment). With the completion of our generation asset sale on April 28, 2000, the electricity supply business segment is now comprised solely of provider of last resort service. (See Note E, "Business Segments and Related Information," in the Notes to the Consolidated Financial Statements on page 7.)

   Electricity Delivery Business Segment. The electricity delivery business segment contributed $4.8 million to earnings available for common stock in the first quarter of 2001 compared to $11.5 million in the first quarter of 2000, a decrease of $6.7 million or 58.3 percent. This decrease is primarily due to the $7.3 million non-recurring cumulative effect of a change in accounting principle for unbilled revenues.

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

   Operating revenues decreased by $2.3 million or 3.0 percent compared to the first quarter of 2000, due to a decrease in sales to electric utility customers of 1.8 percent. This decrease is primarily due to lower industrial sales to steel manufacturers. The following table sets forth kilowatt-hours (KWH) delivered to electric utility customers.

-------------------------------------------------------------
                                         KWH Delivered
                                 ----------------------------
                                         (In Millions)
                                 ----------------------------
First Quarter                      2001     2000     Change
-------------------------------------------------------------
Residential                          901      872     3.3 %
Commercial                         1,467    1,462     0.3 %
Industrial                           856      948    (9.7)%
---------------------------------------------------
   Sales to Electric
      Utility Customers            3,224    3,282    (1.8)%
=============================================================

   Operating expenses for the electricity delivery business segment primarily are made up of costs to operate and maintain the transmission and distribution system; automated meter reading and billing costs; customer service; collection; administrative expenses; income taxes; and non-income taxes, such as gross receipts, property and payroll taxes. Operating expenses decreased $10.2 million or 20.5 percent compared to 2000, primarily due to cost savings realized from the corporate center excellence and Best-in-Class initiatives begun in late 2000, and a $3.2 million reduction to vegetation management expenses.

   Depreciation and amortization expense increased $0.9 million or 6.5 percent in the first quarter of 2001 compared to the first quarter of 2000. This increase can be primarily attributed to depreciation expense on the automated meter reading system we purchased at the end of the first quarter 2000.

   Other income increased $4.9 million compared to the first quarter of 2000, due to increased earnings on temporary cash investments and interest income related to the $250 million loan to DQE made in the second quarter of 2000. In addition, all other income is being allocated to the electricity delivery business segment in 2001.

   Interest and other charges include interest on long-term debt, other interest and preferred stock dividends. Interest expense on long-term debt in the first quarter of 2001 was $16.3 million, a 22 percent decrease from the first quarter of 2000. This decrease reflects the results of our recapitalization program. In the first quarter of 2001, there was $11.3 million more interest and other charges allocated to the electricity delivery business segment compared to the first quarter of 2000. Although we retired debt with generation asset sale proceeds, thus reducing our overall level of interest expense, all remaining interest costs after recapitalization are borne by the electricity delivery business segment.

   Electricity Supply Business Segment. Subsequent to the April 2000 generation asset sale and until the POLRII period begins, the electricity supply business segment is currently designed to break even in accordance with PUC-approved accounting treatment. This segment consists solely of our provider of last resort obligation to customers who cannot or do not choose to shop for an alternative generation supplier. During the POLR II period, we will be allowed to earn an average margin of 0.5 cents per KWH supplied to customers not shopping.

   By comparison, in the first quarter of 2000, the electricity supply business segment earned $16.3 million, primarily the result of a $7.8 million tax benefit recorded in anticipation of the pending generation asset sale, and $8.2 million related to the non-recurring cumulative effect of a change in accounting principle for unbilled revenues.

   CTC Business Segment. We earn an 11 percent pre-tax return on our net unrecovered transition cost balance. With the successful completion of the generation asset sale in April 2000, we recovered approximately $1.0 billion of our PUC-approved transition costs. As a result, our average after-tax transition cost balance decreased from approximately $1.4 billion in the first quarter of 2000 to approximately $235 million in the first quarter of 2001, resulting in a $20.3 million decrease in earnings for this segment.

Liquidity and Capital Resources

Capital Expenditures

   We estimate that during 2001 we will spend, excluding the allowance for funds used during construction, approximately $60 million for electric utility construction. During the first three months of 2001, we have spent approximately $10.9 million on capital expenditures related to the electricity delivery business.

Acquisitions and Dispositions

   During the first quarter of 2001, we did not make any acquisitions, but we received approximately $2.4 million of proceeds for the disposition of an affordable housing fund from our investment portfolio.

   In the first quarter of 2000, we purchased from Itron, Inc. the Customer Advanced Reliability System, the automated electronic meter reading system developed by Itron for use with our electric utility customers. We had previously leased these assets.

Financing

   At March 31, 2001, we had no commercial paper borrowings outstanding or current debt maturities. We did not engage in any short-term borrowing activity in the first quarter as our cash balance of $173.5 million at the beginning of the year was sufficient to support our operating requirements.

Future Capital Requirements and Availability

   We maintain a $225 million revolving credit agreement expiring in September 2001. We have the option to convert the revolver into a term loan facility for a period of two years for any amounts then outstanding upon expiration of the revolving credit period. Interest rates can, in accor dance with the option selected at the time of the borrowing, be based on one of several indicators, including prime, Eurodollar, or certificate of deposit rates. Facility fees are based on the unborrowed amount of the commitment. At March 31, 2001, no borrowings were outstanding.

   With customer choice fully in effect, and our generation asset divestiture complete, all of our electric utility customers are now buying their generation directly from alternative suppliers or indirectly from Orion through the provider of last resort service arrangement. Customer revenues on the income statement include revenues from provider of last resort customers. Although we collect these revenues, we pass them on (net of gross receipts tax) to Orion. In addition, rates for residential customers are expected to drop by 21 percent with the final CTC collection. We also agreed to freeze generation rates through 2004 and transmission and distribution rates through 2003. However, we expect to realize incremental margin through our extended provider of last resort arrangement. (See "Provider of Last Resort" and "Rate Freeze" discussions below.)

Rate Matters

Competition and the Customer Choice Act

   The Customer Choice Act enables Pennsylvania's electric utility customers to shop, purchasing electricity at market prices from a variety of electric generation suppliers (customer choice). As of March 31, 2001, approximately 21 percent of our customers had chosen alternative generation suppliers measured on a KWH basis, and approximately 26 percent on a non-coincident peak load basis. The remaining customers are provided with electricity through our provider of last resort service arrangement with Orion (discussed below). As alternative generation suppliers enter and exit the retail supply business, the number of customers participating in our provider of last resort service will fluctuate.

   Customers who select an alternative generation supplier pay for generation charges set competitively by that supplier, and pay us a competitive transition charge (discussed below) and transmission and distribution charges. Electricity delivery (including transmission, distribution and customer service) remains regulated in substantially the same manner as under historical regulation.

Competitive Transition Charge

   In its final restructuring order issued in the second quarter of 1998, the PUC determined that we should recover most of the above-market costs of our generation assets, including plant and regulatory assets, through the collection of the competitive transition charge (CTC) from electric utility customers. On January 18, 2001, the PUC issued an order approving our final accounting for the proceeds of our April 2000 generation asset sale, including the net recovery of $276 million of sale-related transaction costs. Applying the net generation asset sale proceeds to reduce transition costs, we now anticipate termination of the CTCcollection period in early 2002 for most major rate classes. Rates are then expected to decrease 21 percent for residential customers who continue to take provider of last resort service from us pursuant to the second agreement with Orion discussed below. Once the CTC collection period ends for all rate classes, rates are expected to decrease on average 17 percent system-wide for provider of last resort customers. The transition costs, as reflected on the consolidated balance sheet, are being amortized over the same period that the CTC revenues are being recognized. For regulatory purposes, the unrecovered balance of transition costs that remain following the generation asset sale was approximately $343 million ($210 million net of tax) at March 31, 2001, on which we are allowed to earn an 11 percent pre-tax return. A slightly lower amount is shown on the balance sheet due to the accounting for unbilled revenues adopted during 2000.

Provider of Last Resort

   Although no longer a generation supplier, as the provider of last resort for all customers in our service territory, we must provide electricity for any customer who does not choose an alternative generation supplier, or whose supplier fails to deliver. As part of the generation asset sale, Orion agreed to supply us with all of the electric energy necessary to satisfy our provider of last resort obligations during the CTC collection period. On December 20, 2000, the PUC approved a second agreement that extends Orion's provider of last resort arrangement (and the PUC-approved rates for the supply of electricity) beyond the final CTC collection through 2004 (POLR II). The agreement also permits us, following CTC collection, an average margin of 0.5 cents per KWH supplied through this arrangement. Except for this margin, these agreements, in general, effectively transfer to Orion the financial risks and rewards associated with our provider of last resort obligations. While we retain the collection risk for the electricity sales, a component of our regulated delivery rates is designed to cover the cost of a normal level of uncollectible accounts.

Rate Freeze

   An overall four-and-one-half-year rate cap from January 1, 1997, was originally imposed on the transmission and distribution charges of Pennsylvania electric utility companies under the Customer Choice Act. As part of a settlement regarding recovery of deferred fuel costs, we agreed to extend this rate cap for an additional six months through the end of 2001. Subsequently, in connection with the POLR II agreement described above, we negotiated a rate freeze for generation, transmission and distribution rates. The rate freeze fixes new generation rates for retail customers who take electricity under the extended provider of last resort arrangement, and continues the transmission and distribution rates for all customers at current levels through at least 2003. Under certain circumstances, affected interests may file a complaint alleging that, under these frozen rates, we have exceeded reasonable earnings, in which case the PUC could make adjustments to rectify such earnings.

Regional Transmission Organization

   FERC Order No.2000 calls on transmission-owning utilities such as Duquesne Light to voluntarily join regional transmission organizations. The goal of the order is to put transmission facilities in a region under common control in an effort to reduce costs. We are actively negotiating with the Pennsylvania-New Jersey-Maryland Interconnection to establish the PJM West regional transmission organization. Our ultimate decision will depend in part on the outcome of the strategic review process.

Outlook

   We continue to focus on our Best-in-Class service improvement and cost reduction initiatives undertaken in conjunction with our exit from the generation business. While our earnings are expected to be substantially lower than in prior years as a result of the sale of our generation assets (60 percent of total assets) in April 2000, we expect to earn solid utility returns in 2001; returns in 2002 and beyond are expected to be enhanced with the inclusion of the POLR II margin. We now anticipate a higher than previously expected level of operating income from POLR II, due to less customer shopping as a result of higher wholesale energy prices. During 2002, incremental earnings from POLR II margins are expected to contribute approximately $.30 per DQE share.

   This "Outlook" section contains forward-looking statements, the results of which may materially differ from those implied due to known and unknown risks and uncertainties. These statements, and certain of the risks and uncertainties that may affect the results, are discussed below. Demand for electric utility services, as well as changing market and weather conditions, will affect cash flow, returns on investment and earnings levels. Energy prices will affect the number of customers using our provider of last resort service, which in turn will affect earnings from POLR II margins. Overall performance will also be affected by economic, competitive, regulatory, governmental and technological factors affecting operations, markets, products, services and prices, as well as the factors discussed in our SEC filings made to date.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

   Market risk represents the risk of financial loss that may impact our consolidated financial position, results of operations or cash flows due to adverse changes in market prices and rates.

   We manage our interest rate risk by balancing our exposure between fixed and variable rates while attempting to minimize our interest costs. Currently, our variable interest rate debt is approximately $418 million or 39 percent of long-term borrowings. Most of this variable rate debt is low-cost, tax-exempt debt. We also manage our interest rate risk by retiring and issuing debt from time to time and by maintaining a balance of short-term, medium-term and long-term debt. A 10 percent increase in interest rates would have affected our variable rate debt obligations by increasing interest expense by approximately $1.4 million for the three months ended March 31, 2001 and $0.4 million for the three months ended March 31, 2000. A 10 percent reduction in interest rates would have increased the market value of our fixed rate debt by approximately $40.5 million and $21.4 million as of March 31, 2001 and March 31, 2000. Such changes would not have had a significant near-term effect on our future earnings or cash flows.

                          __________________________

   Except for historical information contained herein, the matters discussed in this annual report are forward-looking statements that involve risks and uncertainties including, but not limited to: the outcome of DQE's strategic review process; economic, competitive, governmental and technological factors affecting operations, markets, products, services and prices; and other risks discussed in "Outlook" and our filings with the Securities and Exchange Commission.

PART II.  OTHER INFORMATION.


Item 6.  Exhibits and Reports on Form 8-K

a. Exhibits:

   EXHIBIT 12.1 - Calculation of Ratio of Earnings to Fixed Charges
                  and Preferred and Preference Stock Dividend Requirements.

b. We filed no reports on Form 8-K during the quarter ended March 31, 2001.



                          -----------------------------

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant identified below has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Duquesne Light Company
                               ------------------------------------
                                            (Registrant)



Date  May 15, 2001                     /s/ Frosina C. Cordisco
      --------------           ------------------------------------
                                            (Signature)
                                       Frosina C. Cordisco
                                            Treasurer
                                    (Principal Financial Officer)




Date  May 15, 2001                       /s/ James E. Wilson
      --------------           ------------------------------------
                                            (Signature)
                                       James E. Wilson
                             Vice President and Chief Accounting Officer
                                   (Principal Accounting Officer)