Form 10-Q
period 2001-06-30
DUQUESNE LIGHT CO
filed 2001-08-14
CIK 30573

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q



         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001
                                                 -------------

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From ____________ to ____________


                            Commission File Number
                            ----------------------
                                     1-956


                            Duquesne Light Company
              --------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Pennsylvania                              25-0451600
   -------------------------------      ------------------------------------
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
   incorporation or organization)

                              411 Seventh Avenue
                        Pittsburgh, Pennsylvania 15219
          -----------------------------------------------------------
              (Address of principal executive offices)(Zip Code)

      Registrant's telephone number, including area code: (412) 393-6000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes  X   No
                     -----   _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

DQE, Inc., is the holder of all shares of Duquesne Light Company common stock, $1 par value, consisting of 10 shares as of July 31, 2001.

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Duquesne Light Condensed Statement of Consolidated Income (Unaudited)
--------------------------------------------------------------------------------

                                                                                          (Millions of Dollars)
                                                                    --------------------------------------------------------------
                                                                             Three Months                     Six Months
                                                                            Ended June 30,                  Ended June 30,
                                                                    --------------------------------------------------------------
                                                                          2001           2000            2001            2000
----------------------------------------------------------------------------------------------------------------------------------
Operating Revenues:
Sales of Electricity:
Customer revenues                                                       $  253.8       $  251.6        $  487.7        $  487.1
Utilities                                                                    2.9           10.1             7.1            21.9
----------------------------------------------------------------------------------------------------------------------------------
Total Sales of Electricity                                                 256.7          261.7           494.8           509.0
Other                                                                        6.6           11.2            14.0            21.9
----------------------------------------------------------------------------------------------------------------------------------
   Total Operating Revenues                                                263.3          272.9           508.8           530.9
----------------------------------------------------------------------------------------------------------------------------------

Operating Expenses:
Fuel and purchased power                                                   104.1           92.7           197.6           143.3
Other operating                                                             26.1           37.5            54.5            82.6
Maintenance                                                                  6.1           18.7            11.7            36.4
Depreciation and amortization                                               80.0           78.2           159.1           138.6
Taxes other than income taxes                                               13.8           19.0            27.2            40.7
Income taxes                                                                 5.6            7.5             7.9            12.7
----------------------------------------------------------------------------------------------------------------------------------
   Total Operating Expenses                                                235.7          253.6           458.0           454.3
----------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                            27.6           19.3            50.8            76.6
Other Income and Deductions                                                  7.1            7.1            13.2            11.6
----------------------------------------------------------------------------------------------------------------------------------
Income Before Interest and Other Charges                                    34.7           26.4            64.0            88.2
----------------------------------------------------------------------------------------------------------------------------------
Interest Charges                                                            16.1           19.7            32.4            40.6
Monthly Income Preferred Securities Dividend Requirements                    3.1            3.1             6.3             6.3
----------------------------------------------------------------------------------------------------------------------------------
Income Before Cumulative Effect
of Change in Accounting Principle                                           15.5            3.6            25.3            41.3
----------------------------------------------------------------------------------------------------------------------------------
Cumulative Effect of Change in Accounting Principle - Net                     --             --              --            15.5
----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                  15.5            3.6            25.3            56.8
==================================================================================================================================
Dividends on Preferred and Preference Stock                                  0.9            0.9             1.7             1.7
   Earnings for Common Stock                                            $   14.6       $    2.7        $   23.6        $   55.1
==================================================================================================================================

See notes to condensed consolidated financial statements.

Duquesne Light Condensed Consolidated Balance Sheet (Unaudited)
--------------------------------------------------------------------------------

                                                                                                   (Millions of Dollars)
                                                                                               -----------------------------
                                                                                                June 30,        December 31,
ASSETS                                                                                            2001               2000
----------------------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment:
   Gross property, plant and equipment                                                         $ 1,970.6          $ 1,965.1
   Less: Accumulated depreciation and amortization                                                (629.5)            (620.8)
----------------------------------------------------------------------------------------------------------------------------
     Total Property, Plant and Equipment - Net                                                   1,341.1            1,344.3
----------------------------------------------------------------------------------------------------------------------------
Long-Term Investments                                                                               35.1               49.6
----------------------------------------------------------------------------------------------------------------------------
Current Assets:
Cash and temporary cash investments                                                                177.7              173.5
Receivables                                                                                        437.7              424.7
Other current assets                                                                               110.5               53.1
----------------------------------------------------------------------------------------------------------------------------
     Total Current Assets                                                                          725.9              651.3
----------------------------------------------------------------------------------------------------------------------------
Other Non-Current Assets:
Transition costs                                                                                   266.9              396.4
Regulatory assets                                                                                  327.1              326.6
Other                                                                                                9.5                9.4
----------------------------------------------------------------------------------------------------------------------------
     Total Other Non-Current Assets                                                                603.5              732.4
----------------------------------------------------------------------------------------------------------------------------
     Total Assets                                                                              $ 2,705.6          $ 2,777.6
============================================================================================================================


CAPITALIZATION AND LIABILITIES
----------------------------------------------------------------------------------------------------------------------------
Capitalization:
Common stock (authorized - 90,000,000 shares, issued and outstanding - 10 shares)              $      --          $      --
Capital surplus                                                                                    483.3              483.3
Retained earnings                                                                                   50.7               47.1
Accumulated other comprehensive income                                                               1.6                9.2
----------------------------------------------------------------------------------------------------------------------------
     Total Common Stockholder's Equity                                                             535.6              539.6
----------------------------------------------------------------------------------------------------------------------------
Preferred and Preference Stock                                                                     223.3              222.1
----------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                                   1,061.0            1,060.8
----------------------------------------------------------------------------------------------------------------------------
     Total Capitalization                                                                        1,819.9            1,822.5
----------------------------------------------------------------------------------------------------------------------------
Obligations Under Capital Leases                                                                     3.2               10.3
----------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
Notes payable and current debt maturities                                                             --                0.8
Other current liabilities                                                                          139.7              187.3
----------------------------------------------------------------------------------------------------------------------------
     Total Current Liabilities                                                                     139.7              188.1
----------------------------------------------------------------------------------------------------------------------------
Non-Current Liabilities:
Deferred income taxes - net                                                                        563.3              568.7
Warwick mine liability                                                                              38.6               40.1
Other                                                                                              140.9              147.9
----------------------------------------------------------------------------------------------------------------------------
     Total Non-Current Liabilities                                                                 742.8              756.7
----------------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note D)
----------------------------------------------------------------------------------------------------------------------------
     Total Capitalization and Liabilities                                                      $ 2,705.6          $ 2,777.6
============================================================================================================================

See notes to condensed consolidated financial statements.

Duquesne Light Condensed Statement of Consolidated Cash Flows (Unaudited)
-------------------------------------------------------------------------------

                                                                                         (Millions of Dollars,
                                                                                        Except Per Share Amounts)
                                                                                       -----------------------------
                                                                                               Six Months
                                                                                              Ended June 30,
                                                                                       -----------------------------
                                                                                          2001               2000
--------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Operations                                                                             $   146.1         $    160.7
Prepaid taxes                                                                                 --             (300.0)
Changes in working capital other than cash                                                 (78.6)              44.7
Other                                                                                       (9.5)             (21.4)
--------------------------------------------------------------------------------------------------------------------
   Net Cash Provided By (Used In) Operating Activities                                      58.0             (116.0)
--------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Capital expenditures                                                                       (26.3)             (38.2)
Divestiture costs                                                                             --              (89.6)
Acquisitions                                                                                  --              (32.0)
Sale of generation assets                                                                     --            1,705.0
Proceeds from sale of assets                                                                 3.9               21.1
Other                                                                                       (1.1)              (7.6)
--------------------------------------------------------------------------------------------------------------------
   Net Cash (Used In) Provided By Investing Activities                                     (23.5)           1,558.7
--------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Dividends on capital stock                                                                 (21.7)            (257.7)
Reductions of long-term obligations - net                                                   (7.6)            (749.2)
Loan to affiliate                                                                             --             (250.0)
Issuance of commercial paper                                                                  --             (136.6)
Other                                                                                       (1.0)              (2.8)
--------------------------------------------------------------------------------------------------------------------
   Net Cash (Used In) Provided By Financing Activities                                     (30.3)          (1,396.3)
--------------------------------------------------------------------------------------------------------------------
Net increase in cash and temporary cash investments                                          4.2               46.4
Cash and temporary cash investments at beginning of period                                 173.5               16.1
--------------------------------------------------------------------------------------------------------------------
   Cash and Temporary Cash Investments at End of Period                                $   177.7         $     62.5
====================================================================================================================

See notes to condensed consolidated financial statements.

Duquesne Light Condensed Statement of Consolidated Comprehensive Income (Unaudited)

----------------------------------------------------------------------------------------------------------------------------
                                                                         (Millions of Dollars, Except Per Share Amounts)
                                                                      ------------------------------------------------------
                                                                              Three Months            Six Months
                                                                              Ended June 30,         Ended June 30,
                                                                      ------------------------------------------------------
                                                                           2001          2000      2001          2000
---------------------------------------------------------------------------------------------------------------------------
Net income                                                             $   15.5    $      3.6    $  25.3       $ 56.8
---------------------------------------------------------------------------------------------------------------------------
Other comprehensive income:
   Unrealized holding (losses) gains arising during the period,
     net of tax of $(3.5), $(3.3), $(5.4), and $1.2                        (4.9)         (4.6)      (7.6)         1.7
---------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                   $   10.6    $     (1.0)   $  17.7       $ 58.5
===========================================================================================================================

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

DQE's Strategic Review Process
   DQE has concluded its strategic review process, the goal of which was to determine a long-term strategic direction in order to maximize value to shareholders. DQE's strategic focus will be on its utility operations, including Duquesne Light.

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

   These statements should be read with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the full year. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period also may be affected by the estimates and assumptions management is required to make. Actual results could differ from those estimates.

Recent Accounting Pronouncements

   On July 20, 2001 the Financial Accounting Standards Board issued two new accounting standards, Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangibles."

   SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations with limited exceptions for combinations initiated prior to July 1, 2001. We do not believe the adoption of this statement will have a significant impact on our financial statements.

   SFAS No. 142, which becomes effective January 1, 2002, discontinues the requirement for amortization of goodwill and indefinite-lived intangible assets, and instead requires an annual review for the impairment of those assets. Impairment is to be examined more frequently if certain indicators appear. Intangible assets with a determinable life will continue to be amortized. We are currently evaluating, but have yet to determine, the impact that the adoption of this statement will have on our financial statements.

B. RATE MATTERS

Competition and the Customer Choice Act
   The Pennsylvania Electricity Generation Customer Choice and Competition Act (Customer Choice Act) enables Pennsylvania's electric utility customers to purchase electricity at market prices from a variety of electric generation suppliers (customer choice). As of July 31, 2001, approximately 14 percent of our customers had chosen alternative generation suppliers measured on both a kilowatt-hour (KWH) basis and a non-coincident peak load basis. The remaining customers are provided with electricity through our provider of last resort service arrangement with Orion (discussed below). As alternative generation suppliers enter and exit the retail supply business, the number of customers participating in our provider of last resort service will fluctuate.

   Customers who select an alternative generation supplier pay for generation charges set competitively by that supplier, and pay us for a competitive transition charge (discussed below) and transmission and distribution charges. Electricity delivery (including transmission, distribution and customer service) remains regulated in substantially the same manner as under historical regulation.

Regional Transmission Organization
   FERC Order No. 2000 calls on transmission-owning utilities such as Duquesne Light to voluntarily join regional transmission organizations (RTOs). We are committed to reducing customer costs while ensuring a stable, plentiful supply of electricity for our customers. Toward that end we concluded, as part of DQE's strategic review, that we will join the Pennsylvania-New Jersey-Maryland interconnection to establish the PJM West RTO. Our inclusion in this RTO will put the region's transmission facilities under common control to reduce long-term energy costs and enhance reliability to customers.

Competitive Transition Charge
   In its final restructuring order issued in the second quarter of 1998, the PUC determined that we should recover most of the above-market costs of our generation assets, including plant and regulatory assets, through the collection of the competitive transition charge (CTC) from electric utility customers. On January 18, 2001, the PUC issued an order approving our final accounting for the proceeds of our April 2000 generation asset sale, including the net recovery of $276 million of sale-related transaction costs. Applying the net generation asset sale proceeds to reduce transition costs, we now anticipate termination of the CTC collection period in early 2002 for most major rate classes. Rates are then expected to decrease 18 percent for an average residential customer who continues to take provider of last resort service from us pursuant to the second agreement with Orion discussed below. This rate decrease reflects the additional cost of electric capacity required by RTO membership. (See "Regional Transmission Organization" discussion above.) The transition costs, as reflected on the consolidated balance sheet, are being amortized over the same period that the CTC revenues are being recognized. For regulatory purposes, the unrecovered balance of transition costs that remain following the generation asset sale was approximately $277.2 million ($169.1 million net of tax) at June 30, 2001, on which we are allowed to earn an 11 percent pre-tax return. A slightly lower amount is shown on the balance sheet due to the accounting for unbilled revenues adopted during 2000.

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


C. RECEIVABLES

   The components of receivables for the periods indicated are as follows:


                                 (Millions of Dollars)
                         -----------------------------------------
                            June 30,    June 30,    December 31,
                              2001        2000         2000
------------------------------------------------------------------
Electric customers         $  94.9    $   101.8     $   87.0
Unbilled revenue
     accrual                  46.4         50.0         47.2
Other utility                 13.1         11.6         16.6
DQE loan                     250.0        250.0        250.0
Other                         42.7         30.0         33.7
   Less: (Allowance for
        uncollectible
        accounts)             (9.4)       (10.8)        (9.8)
------------------------------------------------------------
          Total            $ 437.7    $   432.6      $ 424.7
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

Business Segments for the Three Months Ended:
--------------------------------------------------------------------------------

                                                                (Millions of Dollars)
                                             ---------------------------------------------------------
                                               Electricity   Electricity                   Consoli-
                                                 Delivery       Supply         CTC           dated
                                             ---------------------------------------------------------
June 30, 2001
------------------------------------------------------------------------------------------------------
Operating revenues                              $     80.6    $  108.8    $       73.9    $     263.3
Operating expenses                                    41.0       108.8             5.2          155.7
Depreciation and amortization expense                 14.8          --            65.2           80.0
------------------------------------------------------------------------------------------------------
   Operating income                                   24.8          --             3.5           27.6
Other income                                           6.4          --              --            7.1
Interest and other charges                            20.1          --              --           20.1
------------------------------------------------------------------------------------------------------
   Earnings for common stock                    $     11.1    $     --    $        3.5    $      14.6
======================================================================================================

Assets                                          $  2,438.7    $     --    $      266.9    $   2,705.6
======================================================================================================

Capital expenditures                            $     15.4    $     --    $         --    $      15.4
======================================================================================================
                                                                (Millions of Dollars)
                                             ---------------------------------------------------------
                                               Electricity   Electricity                   Consoli-
                                                 Delivery       Supply         CTC           dated
                                             ---------------------------------------------------------
June 30, 2000
------------------------------------------------------------------------------------------------------
Operating revenues                              $     75.5    $  114.3    $       83.1    $     272.9
Operating expenses                                    42.3       123.9             9.2          175.4
Depreciation and amortization expense                 14.1         0.5            63.6           78.2
------------------------------------------------------------------------------------------------------
   Operating income (loss)                            19.1       (10.1)           10.3           19.3
Other income                                           7.8        (0.7)             --            7.1
Interest and other charges                            18.5         5.2              --           23.7
------------------------------------------------------------------------------------------------------
   Earnings (loss) for common stock             $      8.4    $  (16.0)   $       10.3    $       2.7
======================================================================================================

Assets (1)                                      $  2,381.2    $     --    $      396.4    $   2,777.6
======================================================================================================

Capital expenditures                            $     22.1    $    4.7    $         --    $      26.8
======================================================================================================

(1) Asset balance as of December 31, 2000.

Business Segments for the Six Months Ended:
--------------------------------------------------------------------------------

                                                                (Millions of Dollars)
                                             ---------------------------------------------------------
                                               Electricity   Electricity                   Consoli-
                                                 Delivery       Supply         CTC           dated
                                             ---------------------------------------------------------
June 30, 2001
------------------------------------------------------------------------------------------------------
Operating revenues                              $    154.4    $  206.4    $      148.0    $     508.8
Operating expenses                                    80.7       206.4            10.8          297.9
Depreciation and amortization expense                 29.6          --           129.5          159.1
------------------------------------------------------------------------------------------------------
   Operating income                                   44.1          --             7.7           51.8
Other income                                          12.2          --              --           12.2
Interest and other charges                            40.4          --              --           40.4
------------------------------------------------------------------------------------------------------
   Earnings for common stock                    $     15.9    $     --    $        7.7    $      23.6
======================================================================================================

Assets                                          $  2,438.7    $     --    $      266.9    $   2,705.6
======================================================================================================

Capital expenditures                            $     26.3    $     --    $         --    $      26.3
======================================================================================================
                                                                (Millions of Dollars)
                                             ---------------------------------------------------------
                                               Electricity   Electricity                   Consoli-
                                                 Delivery       Supply         CTC           dated
                                             ---------------------------------------------------------
June 30, 2000
------------------------------------------------------------------------------------------------------
Operating revenues                              $    151.5    $  209.9    $      169.5    $     530.9
Operating expenses                                    92.1       197.4            26.2          315.7
Depreciation and amortization expense                 28.0         2.1           108.5          138.6
------------------------------------------------------------------------------------------------------
   Operating income                                   31.4        10.4            34.8           76.6
Other income                                           8.8         2.8              --           11.6
Interest and other charges                            27.4        21.2              --           48.6
------------------------------------------------------------------------------------------------------
   Income (loss) before cumulative effect             12.8        (8.0)           34.8           39.6
   Cumulative effect - net                             7.3         8.2              --           15.5
------------------------------------------------------------------------------------------------------
   Earnings for common stock                    $     20.1    $    0.2    $       34.8    $      55.1
======================================================================================================

Assets (1)                                      $  2,381.2    $     --    $      396.4    $   2,777.6
======================================================================================================

Capital expenditures                            $     33.5    $    4.7    $         --    $      38.2
======================================================================================================

(1) Asset balance as of December 31, 2000.

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

DQE's Strategic Review Process
   DQE has concluded its strategic review process, the goal of which was to determine a long-term strategic direction in order to maximize value to shareholders. DQE's strategic focus will be on its utility operations, including Duquesne Light.

Service Area
   We provide service to approximately 580,000 direct customers in southwestern Pennsylvania (including in the City of Pittsburgh), a territory of approximately 800 square miles. Before completing the generation asset sale, we historically sold electricity to other utilities. (See "Competitive Transition Charge" discussion on page 12.)

Regulation
   We are subject to the accounting and reporting requirements of the Securities and Exchange Commission (SEC). Our electricity delivery business is also subject to regulation by the Pennsylvania Public Utility Commission (PUC) and the Federal Energy Regulatory Commission (FERC) with respect to rates for delivery of electric power, accounting and other matters.


RESULTS OF OPERATIONS

Overall Performance
   Comparison of Three Months Ended June 30, 2001 and June 30, 2000. Our earnings available for common stock were $14.6 million in the second quarter of 2001, compared to $2.7 million in the second quarter of 2000. The $11.9 million increase is primarily due to a $16.0 million loss from the electricity supply segment due to the sale of our generation assets in the second quarter of 2000.

   Comparison of Six Months Ended June 30, 2001 and June 30, 2000. Our earnings available for common stock were $23.6 million in 2001, compared to $55.1 million in the first six months of 2000, which included the one-time $15.5 million cumulative effect of accounting change for adopting the accrual of unbilled revenues. Absent this one-time effect in 2000, our earnings available for common stock decreased $16.0 million or 40 percent. The decrease is primarily due to a $27.1 million reduction in earnings in conjunction with decreased average CTC balance subsequent to the generation asset sale.

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

  Electricity Delivery Business Segment.
   Comparison of Three Months Ended June 30, 2001 and June 30, 2000. The electricity delivery business segment contributed $10.7 million to earnings available for common stock in the second quarter of 2001 compared to $8.4 million in the second quarter of 2000, an increase of $2.3 million or 27.4 percent. The increase is primarily the result of higher revenues from electric utility customers and increased operating efficiencies during the second quarter of 2001.
   Operating revenues for this business segment are primarily derived from the delivery of electricity. Sales to residential and commercial customers are influenced by weather conditions. Warmer summer and colder winter seasons lead to increased customer use of electricity for cooling and heating. Commercial sales also are affected by regional development. Sales to industrial customers are influenced primarily by national and global economic conditions.
   Operating revenues increased by $5.1 million or 6.8 percent compared to the second quarter of 2000. Although overall sales to electric utility customers decreased 1.8 percent, the increase is due to the favorable sales mix between residential, commercial, and industrial customers. Industrial customers are charged a lower rate for the delivery of electricity. The following table sets forth kilowatt-hours (KWH) delivered to electric utility customers.

---------------------------------------------------------------------
                                               KWH Delivered
                                     --------------------------------
                                               (In Millions)
                                     --------------------------------
Second Quarter                          2001        2000     Change
---------------------------------------------------------------------
Residential                              817         816       0.1 %
Commercial                             1,568       1,545       1.5 %
Industrial                               822         903      (9.0)%
--------------------------------------------------------------
   Sales to Electric
     Utility Customers                 3,207       3,264      (1.8)%
=====================================================================

   Operating expenses for the electricity delivery business segment primarily are made up of costs to operate and maintain the transmission and distribution system; automated meter reading and billing costs; customer service; collection; administrative expenses; income taxes; and non-income taxes, such as gross receipts, property and payroll taxes. Operating expenses decreased $1.3 million or 3.1 percent compared to 2000, primarily due to $5.6 million of cost savings realized from our Best-in-Class initiatives begun in late 2000, offset by a higher effective tax rate in 2001.
   Depreciation and amortization expense increased $0.7 million or 4.9 percent in the second quarter of 2001 compared to the second quarter of 2000. This increase can be primarily attributed to depreciation expense on capital additions.
   Other income decreased $1.4 million compared to the second quarter of 2000, due to the dividend of an operating subsidiary to DQE, partially offset by interest income. In addition, all other income is being allocated to the electricity delivery business segment in 2001.
   Interest and other charges include interest on long-term debt, other interest and preferred stock dividends. Interest expense on long-term debt in the second quarter of 2001 was $16.1 million, an 18.3 percent decrease from the second quarter of 2000. This decrease reflects the results of our recapitalization program. Total interest and other charges increased $1.6 million or 8.7 percent compared to the second quarter of 2000. Although we retired debt with generation asset sale proceeds, thus reducing our overall level of interest expense, all remaining interest costs after recapitalization are borne by the electricity delivery business segment.
   Comparison of Six Months Ended June 30, 2001 and June 30, 2000. The electricity delivery business segment contributed $15.9 million to earnings available for common stock in the first six months of 2001 compared to $20.1 million in the first six months of 2000, a decrease of $4.2 million or 20.9 percent. This decrease is primarily due to the $7.3 million non-recurring cumulative effect of a change in accounting principle for unbilled revenues.
   Operating revenues for this business segment are primarily derived from the delivery of electricity. Sales to residential and commercial customers are influenced by weather conditions. Warmer summer and colder winter seasons lead to increased customer use of electricity for cooling and heating. Commercial sales also are affected by regional development. Sales to industrial customers are influenced primarily by national and global economic conditions.
   Operating revenues increased by $2.9 million or 1.9 percent compared to the first six months of 2000. Although overall sales to electric utility customers decreased 1.8 percent, the increase is due to the favorable sales mix between residential, commercial, and industrial customers. Industrial customers are charged a lower rate for the delivery of electricity. The following table sets forth KWH delivered to electric utility customers.

---------------------------------------------------------------------
                                               KWH Delivered
                                     --------------------------------
                                               (In Millions)
                                     --------------------------------
First Six Months                        2001        2000     Change
---------------------------------------------------------------------
Residential                            1,718       1,688       1.8 %
Commercial                             3,054       3,025       1.0 %
Industrial                             1,659       1,833      (9.5)%
--------------------------------------------------------------
   Sales to Electric
     Utility Customers                 6,431       6,546      (1.8)%
=====================================================================

   Operating expenses for the electricity delivery business segment primarily are made up of costs to operate and maintain the transmission and distribution system; automated meter reading and billing costs; customer service; collection; administrative expenses; income taxes; and non-income taxes, such as gross receipts, property and payroll taxes. Operating expenses decreased $11.4 million or 12.4 percent compared to 2000, primarily due to $7.0 million of cost savings realized from our Best-in-Class initiatives begun in late 2000, and the dividend of an operating subsidiary to DQE in 2000.
   Depreciation and amortization expense increased $1.6 million or 5.7 percent in the first six months of 2001 compared to 2000. This increase can be primarily attributed to depreciation expense on capital additions.
   Other income increased $3.4 million compared to the first six months of 2000, due to increased earnings on a higher level of temporary cash investments and interest income related to the $250 million loan to DQE made in the second quarter of 2000. In addition, all other income is being allocated to the electricity delivery business segment in 2001.
   Interest and other charges include interest on long-term debt, other interest and preferred stock dividends. Interest expense on long-term debt in the first six months of 2001 was $32.4 million, a 20.2 percent decrease from 2000. This decrease reflects the results of our recapitalization program. During the first six months of 2001, there was $13.0 million more of total interest and other charges allocated to the electricity delivery business segment compared to 2000. Although we retired debt with generation asset sale proceeds, thus reducing our overall level of interest expense, all remaining interest costs after recapitalization are borne by the electricity delivery business segment.

   Electricity Supply Business Segment.
   Subsequent to the April 2000 generation asset sale and until the POLR II period begins, the electricity supply business segment is designed to break even in accordance with PUC-approved accounting treatment. This segment consists solely of our provider of last resort obligation to customers who cannot or do not choose to shop for an alternative generation supplier. During the POLR II period, we will be allowed to earn an average margin of 0.5 cents per KWH supplied to customers not shopping.

   By comparison, the electricity supply business segment recorded a net loss of $16.0 million in the second quarter of 2000 and $0.2 million of net income for the first six months of 2000. Included in the results for the first six months of 2000 is $8.2 million related to the non-recurring cumulative effect of a change in accounting principle for unbilled revenues. Absent this cumulative effect, the electricity supply segment had an $8.0 million net loss during that period.

   CTC Business Segment.
   We earn an 11 percent pre-tax return on our net unrecovered transition cost balance. With the successful completion of the generation asset sale in April 2000, we recovered approximately $1.0 billion of our PUC-approved transition costs. As a result, our average after-tax transition cost balance decreased from approximately $577 million in the second quarter of 2000 to approximately $196 million in the second quarter of 2001, resulting in a $6.8 million decrease in earnings for this segment.

   Our average after-tax transition cost balance decreased from approximately $973 million in the first six months of 2000 to approximately $216 million in 2001, resulting in a $27.1 million decrease in earnings for this segment.


LIQUIDITY AND CAPITAL RESOURCES

Capital Expenditures
   We estimate that during 2001 we will spend, excluding the allowance for funds used during construction, approximately $60 million for electric utility construction. During the first six months of 2001, we have spent approximately $26.3 million on capital expenditures related to the electricity delivery business.

Acquisitions and Dispositions
   During the first six months of 2001, we did not make any acquisitions, but we received approximately $3.9 million of proceeds for the disposition of an affordable housing fund and other non-strategic assets.

   During the first six months of 2000, we purchased from Itron, Inc. the Customer Advanced Reliability System, the automated electronic meter reading system developed by Itron for use with our electric utility customers. We had previously leased these assets.

   On April 28, 2000, we completed the sale of our generation assets to Orion for approximately $1.7 billion.

Financing
   At June 30, 2001, we had no commercial paper borrowings outstanding or current debt maturities. We did not engage in any short-term borrowing activity in the second quarter as our cash balance of $173.5 million at the beginning of the year was sufficient to support our operating requirements.

Future Capital Requirements and Availability
   We maintain a $225 million revolving credit agreement expiring in September 2001. We have the option to extend or convert the revolver into a term loan facility for a period of two years for any amounts then outstanding upon expiration of the revolving credit period. Interest rates can, in accordance with the option selected at the time of the borrowing, be based on one of several indicators, including prime, Eurodollar, or certificate of deposit rates. Facility fees are based on the unborrowed amount of the commitment. At June 30, 2001, no borrowings were outstanding.

   With customer choice fully in effect, and our generation asset divestiture complete, all of our electric utility customers are now buying their generation directly from alternative suppliers or indirectly from Orion through the provider of last resort service arrangement. Customer revenues on the income statement include revenues from provider of last resort customers. Although we collect these revenues, we pass them on (net of gross receipts tax) to Orion. In addition, rates for an average residential customer who takes provider of last resort service from us are expected to drop by 18 percent with the final CTC collection. This rate decrease reflects the additional cost of electric capacity required by regional transmission organization (RTO) membership. We also agreed to freeze generation rates through 2004 and transmission and distribution rates through 2003. However, we expect to realize incremental margin through our extended provider of last resort arrangement. (See "Regional Transmission Organization," "Provider of Last Resort" and "Rate Freeze" discussions on page 12.)

RATE MATTERS

Competition and the Customer Choice Act
   The Customer Choice Act enables Pennsylvania's electric utility customers to purchase electricity at market prices from a variety of electric generation suppliers (customer choice). As of July 31, 2001, approximately 14 percent of our customers had chosen alternative generation suppliers measured on both a KWH basis and a non-coincident peak load basis. The remaining customers are provided with electricity through our provider of last resort service arrangement with Orion (discussed below). As alternative generation suppliers enter and exit the retail supply business, the number of customers participating in our provider of last resort service will fluctuate.

   Customers who select an alternative generation supplier pay for generation charges set competitively by that supplier, and pay us a competitive transition charge (discussed below) and transmission and distribution charges. Electricity delivery (including transmission, distribution and customer service) remains regulated in substantially the same manner as under historical regulation.

Regional Transmission Organization
   FERC Order No. 2000 calls on transmission-owning utilities such as Duquesne Light to voluntarily join RTOs. We are committed to reducing customer costs while ensuring a stable, plentiful supply of electricity for our customers. Toward that end we concluded, as part of DQE's strategic review, that we will join the Pennsylvania-New Jersey-Maryland interconnection to establish the PJM West RTO. Our inclusion in this RTO will put the region's transmission facilities under common control to reduce long-term energy costs and enhance reliability to customers.

Competitive Transition Charge
   In its final restructuring order issued in the second quarter of 1998, the PUC determined that we should recover most of the above-market costs of our generation assets, including plant and regulatory assets, through the collection of the competitive transition charge (CTC) from electric utility customers. On January 18, 2001, the PUC issued an order approving our final accounting for the proceeds of our April 2000 generation asset sale, including the net recovery of $276 million of sale-related transaction costs. Applying the net generation asset sale proceeds to reduce transition costs, we now anticipate termination of the CTC collection period in early 2002 for most major rate classes. Rates are then expected to decrease 18 percent for an average residential customer who continues to take provider of last resort service from us pursuant to the second agreement with Orion discussed below. This rate decrease reflects the additional cost of electric capacity required by RTO membership. (See "Regional Transmission Organization" discussion above.) The transition costs, as reflected on the consolidated balance sheet, are being amortized over the same period that the CTC revenues are being recognized. For regulatory purposes, the unrecovered-balance of transition costs that remain following the generation asset sale was approximately $277.2 million ($169.1 million net of tax) at June 30, 2001, on which we are allowed to earn an 11 percent pre-tax return. A slightly lower amount is shown on the balance sheet due to the accounting for unbilled revenues adopted during 2000.

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

Outlook
   Having completed one of the quickest transitions to competitive markets in the country, we will expand our opportunities created by our position as an industry leader in Pennsylvania's emerging deregulated marketplace.

   We are committed to reducing customer costs while ensuring a stable, plentiful supply of electricity for our customers. Toward that end, we will join the PJM interconnection to establish the PJM West RTO.

   Our restructuring related to implementation of the Customer Choice Act will have a major beneficial impact on customers early next year. As a result of the success of our generation sale, we anticipate recovering our competitive transition costs in early 2002 for most major classes of customers -- seven years earlier than any other major Pennsylvania utility. At that time, our customers would have been subject to market prices for the supply of electricity. However, we will continue to provide capped prices for electricity to our provider of last resort customers through 2004 as part of POLR II. The rates capped under this plan will not only provide price certainty for our customers, but when combined with the impact of eliminating the CTC, the new rates will reduce the total charge for electricity to an average residential customer by 18 percent. That rate decrease also reflects the additional cost of electric capacity required by PJM membership.

   With this plan in place, we are focusing our attention on additional opportunities beyond the 2004 period. Given current volatile electricity market conditions, support exists for us to further extend our capped rate plan. We are currently evaluating various energy supply alternatives to meet this opportunity. We anticipate finalizing our specific plan to provide these valuable services to our customers by year-end.

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

   We manage our interest rate risk by balancing our exposure between fixed and variable rates while attempting to minimize our interest costs. Currently, our variable interest rate debt is approximately $418 million or 40 percent of long-term borrowings. Most of this variable rate debt is low-cost, tax-exempt debt. We also manage our interest rate risk by retiring and issuing debt from time to time and by maintaining a balance of short-term, medium-term and long-term debt. A 10 percent increase in interest rates would have affected our variable rate debt obligations by increasing interest expense by approximately $0.6 million for the six months ended June 30, 2001 and $0.8 million for the six months ended June 30, 2000. A 10 percent reduction in interest rates would have increased the market value of our fixed rate debt by approximately $41.1 million and $11.8 million as of June 30, 2001 and June 30, 2000. Such changes would not have had a significant near-term effect on our future earnings or cash flows.


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

b. We filed no reports on Form 8-K during the quarter ended June
30, 2001.

             -----------------------------

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant identified below has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Duquesne Light Company
                                   ------------------------
                                        (Registrant)





Date August 14, 2001               /s/ Frosina C. Cordisco
--------------------               ------------------------
                                          (Signature)
                                      Frosina C. Cordisco
                                           Treasurer
                                  (Principal Financial Officer)





Date August 14, 2001               /s/ James E. Wilson
--------------------               -------------------
                                        (Signature)
                                     James E. Wilson
                         Vice President and Chief Accounting Officer
                                (Principal Accounting Officer)