Form 10-Q
period 2001-09-30
DUQUESNE LIGHT CO
filed 2001-11-09
CIK 30573

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

        [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From ____________ to ____________


                            Commission File Number
                       --------------------------------
                                     1-956


                            Duquesne Light Company
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         Pennsylvania                                   25-0451600
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


                              411 Seventh Avenue
                        Pittsburgh, Pennsylvania  15219
--------------------------------------------------------------------------------
              (Address of principal executive offices)(Zip Code)

      Registrant's telephone number, including area code:  (412) 393-6000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes  X   No
                      ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

DQE, Inc., is the holder of all shares of Duquesne Light Company common stock, $1 par value, consisting of 10 shares as of October 31, 2001.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Duquesne Light Condensed Statement of Consolidated Income (Unaudited)
---------------------------------------------------------------------------------------------------------------------
                                                                                   (Millions of Dollars)
                                                                       ----------------------------------------------
                                                                          Three Months                Nine Months
                                                                       Ended September 30,        Ended September 30,
                                                                       ----------------------------------------------
                                                                        2001        2000           2001         2000
Operating Revenues:
Sales of Electricity:
Customer revenues                                                      $289.0      $282.1         $776.7       $769.2
Utilities                                                                 1.6         4.5            8.7         26.4
---------------------------------------------------------------------------------------------------------------------
Total Sales of Electricity                                              290.6       286.6          785.4        795.6
Other                                                                     5.6         9.9           19.6         31.8
---------------------------------------------------------------------------------------------------------------------
    Total Operating Revenues                                            296.2       296.5          805.0        827.4
---------------------------------------------------------------------------------------------------------------------

Operating Expenses:
Fuel and purchased power                                                120.4       121.0          318.0        264.3
Other operating                                                          24.9        34.7           79.4        117.3
Maintenance                                                               5.7         8.2           17.4         44.6
Depreciation and amortization                                            92.8        86.5          251.9        225.2
Taxes other than income taxes                                            14.7        16.2           41.9         56.9
Income taxes                                                              7.3         2.9           15.2         15.6
---------------------------------------------------------------------------------------------------------------------
    Total Operating Expenses                                            265.8       269.5          723.8        723.9
---------------------------------------------------------------------------------------------------------------------
Operating Income                                                         30.4        27.0           81.2        103.5
Other Income and Deductions                                               5.6         2.3           18.8         13.9
---------------------------------------------------------------------------------------------------------------------
Income Before Interest and Other Charges                                 36.0        29.3          100.0        117.4
---------------------------------------------------------------------------------------------------------------------
Interest Charges                                                         15.3        16.9           47.7         57.5
Monthly Income Preferred Securities Dividend Requirements                 3.1         3.1            9.4          9.4
---------------------------------------------------------------------------------------------------------------------
Income Before Cumulative Effect
of Change in Accounting Principle                                        17.6         9.3           42.9         50.5
---------------------------------------------------------------------------------------------------------------------
Cumulative Effect of Change in Accounting Principle - Net                  --          --             --         15.5
---------------------------------------------------------------------------------------------------------------------
Net Income                                                               17.6         9.3           42.9         66.0
=====================================================================================================================
Dividends on Preferred and Preference Stock                               0.9         0.9            2.6          2.6
    Earnings for Common Stock                                          $ 16.7      $  8.4         $ 40.3       $ 63.4
=====================================================================================================================

See notes to condensed consolidated financial statements.

Duquesne Light Condensed Consolidated Balance Sheet (Unaudited)

                                                                              (Millions of Dollars)
                                                                          -----------------------------
                                                                          September 30,     December 31,
ASSETS                                                                         2001            2000
-------------------------------------------------------------------------------------------------------
Property, Plant and Equipment:
     Gross property, plant and equipment                                        $1,973.6       $1,965.1
     Less: Accumulated depreciation and amortization                              (630.6)        (620.8)
-------------------------------------------------------------------------------------------------------
     Total Property, Plant and Equipment - Net                                   1,343.0        1,344.3
-------------------------------------------------------------------------------------------------------
Long-Term Investments                                                               30.8           49.6
-------------------------------------------------------------------------------------------------------
Current Assets:
Cash and temporary cash investments                                                311.2          173.5
Receivables                                                                        427.1          424.7
Other current assets                                                                86.3           53.1
-------------------------------------------------------------------------------------------------------
     Total Current Assets                                                          824.6          651.3
-------------------------------------------------------------------------------------------------------
Other Non-Current Assets:
Transition costs                                                                   189.1          396.4
Regulatory assets                                                                  326.8          326.6
Other                                                                                9.4            9.4
-------------------------------------------------------------------------------------------------------
     Total Other Non-Current Assets                                                525.3          732.4
-------------------------------------------------------------------------------------------------------
     Total Assets                                                               $2,723.7       $2,777.6
=======================================================================================================
CAPITALIZATION AND LIABILITIES
-------------------------------------------------------------------------------------------------------
Capitalization:
Common stock (authorized - 90,000,000 shares, issued and
  outstanding - 10 shares)                                                      $     --       $    --
Capital surplus                                                                    483.3          483.3
Retained earnings                                                                   47.5           47.1
Accumulated other comprehensive (loss) income                                       (0.8)           9.2
-------------------------------------------------------------------------------------------------------
     Total Common Stockholder's Equity                                             530.0          539.6
-------------------------------------------------------------------------------------------------------
Preferred and Preference Stock                                                     224.0          222.1
-------------------------------------------------------------------------------------------------------
Long-term debt                                                                   1,061.0        1,060.8
-------------------------------------------------------------------------------------------------------
     Total Capitalization                                                        1,815.0        1,822.5
--------------------------------------------------------------------------------------------------------
Obligations Under Capital Leases                                                     3.2           10.3
-------------------------------------------------------------------------------------------------------
Current Liabilities:
Notes payable and current debt maturities                                             --            0.8
Other current liabilities                                                          163.6          187.3
-------------------------------------------------------------------------------------------------------
     Total Current Liabilities                                                     163.6          188.1
-------------------------------------------------------------------------------------------------------
Non-Current Liabilities:
Deferred income taxes - net                                                        561.6          568.7
Warwick mine liability                                                              38.3           40.1
Other                                                                              142.0          147.9
-------------------------------------------------------------------------------------------------------
     Total Non-Current Liabilities                                                 741.9          756.7
-------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note D)
-------------------------------------------------------------------------------------------------------
     Total Capitalization and Liabilities                                       $2,723.7       $2,777.6
=======================================================================================================

See notes to condensed consolidated financial statements.


Duquesne Light Condensed Statement of Consolidated Cash Flows (Unaudited)
-----------------------------------------------------------------------------------------------------------
                                                                                      (Millions Dollars,
                                                                                  Except Per Share Amounts)
                                                                                  -------------------------
                                                                                         Nine Months
                                                                                     Ended September 30,
                                                                                  -------------------------
                                                                                    2001           2000
-----------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:

Operations                                                                         $266.9         $   189.1
Changes in working capital other than cash                                          (29.7)            (36.2)
Other                                                                                (0.2)            (38.0)
-----------------------------------------------------------------------------------------------------------
     Net Cash Provided By Operating Activities                                      237.0             114.9
-----------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Capital expenditures                                                                (41.9)            (63.9)
Proceeds from sale of assets                                                          3.9              21.1
Sale of generation assets                                                              --           1,547.6
Acquisitions                                                                           --             (32.0)
Divestiture costs                                                                      --             (78.8)
Other                                                                               (13.7)            (17.5)
-----------------------------------------------------------------------------------------------------------
     Net Cash (Used In) Provided By Investing Activities                            (51.7)          1,376.5
-----------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Dividends on capital stock                                                          (42.6)           (268.6)
Reductions of long-term obligations - net                                            (7.6)           (749.3)
Loan to affiliate                                                                      --            (250.0)
Issuance of commercial paper                                                           --            (136.6)
Other                                                                                 2.6              (6.0)
-----------------------------------------------------------------------------------------------------------
     Net Cash Used In Financing Activities                                          (47.6)         (1,410.5)
-----------------------------------------------------------------------------------------------------------
Net increase in cash and temporary cash investments                                 137.7              80.9
Cash and temporary cash investments at beginning of period                          173.5              16.1
-----------------------------------------------------------------------------------------------------------
     Cash and Temporary Cash Investments at End of Period                          $311.2         $    97.0
===========================================================================================================

See notes to condensed consolidated financial statements.


Duquesne Light Condensed Statement of Consolidated Comprehensive Income (Unaudited)
---------------------------------------------------------------------------------------------------------
                                                          (Millions of Dollars, Except Per Share Amounts)
                                                          -----------------------------------------------
                                                              Three Months               Nine Months
                                                          Ended September 30,        Ended September 30,
                                                          -----------------------------------------------
                                                            2001         2000       2001         2000
---------------------------------------------------------------------------------------------------------
Net income                                                   $17.6      $9.3       $ 42.9        $66.0
---------------------------------------------------------------------------------------------------------
Other comprehensive income:
 Unrealized holding (losses) gains arising during
   the period, net of tax of $(1.7), $0.2,
   $(7.1), and $1.4                                           (2.4)      0.3        (10.0)         2.0
---------------------------------------------------------------------------------------------------------
Comprehensive Income                                         $15.2      $9.6       $ 32.9        $68.0
=========================================================================================================

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

DQE's Strategic Review Process

  DQE has concluded its strategic review process, the goal of which was to determine a long-term strategic direction in order to maximize value to shareholders. DQE's back-to-basics strategic focus will be on its utility operations, including Duquesne Light. Toward that end, we are streamlining and integrating operating units, including personnel relocation to a central office facility, all of which is expected to result in an organizational restructuring charge in the fourth quarter. We are currently assessing the magnitude of this charge.

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

  These statements should be read with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the full year. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period also may be affected by the estimates and assumptions management is required to make. Actual results could differ from those estimates.

Recent Accounting Pronouncements

  On July 20, 2001 the Financial Accounting Standards Board (FASB) issued two new accounting standards, Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangibles."

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

  On August 16, 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, this standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. The capitalized cost is then depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. The standard is effective for fiscal years beginning after June 15, 2002.

  On October 3, 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" that replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." The statement requires that all long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured on a net realizable value basis and will not include amounts for future operating losses. The statement also broadens the reporting requirements for discontinued operations to include disposal transactions of all components of an entity (rather than segments of a business). Components of an entity include operations and cash flows that can be clearly distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. The statement is effective for fiscal years beginning after December 15, 2001.

  We are currently evaluating, but have yet to determine, the impact that the adoption of these statements will have on our financial statements.

B. Rate Matters

Competition and the Customer Choice Act

  The Pennsylvania Electricity Generation Customer Choice and Competition Act (Customer Choice Act) enables Pennsylvania's electric utility customers to purchase electricity at market prices from a variety of electric generation suppliers (customer choice). As of October 31, 2001, approximately 11 percent of our customers had chosen alternative generation suppliers measured on a kilowatt-hour (KWH) basis and approximately 19 percent on a non-coincident peak load basis. The remaining customers are provided with electricity through our provider of last resort service arrangement with Orion (discussed below). As alternative generation suppliers enter and exit the retail supply business, the number of customers participating in our provider of last resort service will fluctuate.

  Customers who select an alternative generation supplier pay for generation charges set competitively by that supplier, and pay us for a competitive transition charge (discussed below) and transmission and distribution charges. Electricity delivery (including transmission, distribution and customer service) remains regulated in substantially the same manner as under historical regulation.

  Customer choice and electricity generation deregulation impact traditional Pennsylvania tax revenues. In order for the state's total revenues to remain unchanged, a revenue neutral reconciliation tax (RNR) is applied to recover a shortfall or refund any excess revenues on an annual basis. On September 29, 2001, the Pennsylvania Department of Revenue published an increased RNR rate of 16 mills, effective beginning in 2002, in order to recover a current shortfall. Pennsylvania electric distribution companies, such as Duquesne Light, are permitted to recover this cost from consumers on a current basis. On October 29, 2001, we submitted a request to the PUC for the recovery of $15 million of costs we will incur in 2002 due to the RNR. If the PUC approves the recovery request, our customer bills will reflect an approximate two percent increase beginning in the first quarter of 2002.

Regional Transmission Organization

  FERC Order No. 2000 calls on transmission-owning utilities such as Duquesne Light to voluntarily join regional transmission organizations (RTOs). We are committed to ensuring a stable, plentiful supply of electricity for our customers. Toward that end, we will join the Pennsylvania-New Jersey-Maryland interconnection to establish the PJM West RTO, and are currently negotiating the agreements necessary to implement the RTO's establishment. RTO membership requires us to secure additional electric capacity, the cost of which we will seek to recover from customers as contemplated by the PUC's order approving the extension of Orion's provider of last resort arrangement. Notwithstanding any such additional costs, customer bills are expected to decrease over time. (See "Competitive Transition Charge" and "Provider of Last Resort discussions below.) Our inclusion in this RTO will put the region's transmission facilities under common control to manage long-term energy costs and enhance reliability to customers.

Competitive Transition Charge

  In its final restructuring order issued in the second quarter of 1998, the PUC determined that we should recover most of the above-market costs of our generation assets, including plant and regulatory assets, through the collection of the competitive transition charge (CTC) from electric utility customers. On January 18, 2001, the PUC issued an order approving our final accounting for the proceeds of our April 2000 generation asset sale, including the net recovery of $276 million of sale-related transaction costs. Applying the net generation asset sale proceeds to reduce transition costs, we now anticipate termination of the CTC collection period in early 2002 for most major rate classes. Customer bills are then expected to decrease over time. Ultimately, the bill is expected to decrease 16 percent for an average residential customer who continues to take provider of last resort service from us pursuant to the second agreement with Orion discussed below. This decrease reflects the additional cost of electric capacity required by RTO membership and the additional cost of RNR recovery. (See "Regional Transmission Organization" and "Competition and Customer Choice Act" discussions on page 6.) The transition costs, as reflected on the consolidated balance sheet, are being amortized over the same period that the CTC revenues are being recognized. For regulatory purposes, the unrecovered balance of transition costs that remain following the generation asset sale was approximately $197 million ($120 million net of tax) at September 30, 2001, on which we are allowed to earn an 11 percent pre-tax return. A slightly lower amount is shown on the balance sheet due to the accounting for unbilled revenues adopted during 2000.

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


C.   RECEIVABLES

     The components of receivables for the periods indicated are as follows:

                                                 (Millions of Dollars)
                                            --------------------------------
                                            Sept. 30,   Sept. 30,   Dec. 31,
                                              2001        2000        2000
----------------------------------------------------------------------------
Electric customers                           $108.9      $116.6      $ 87.0
Unbilled revenue accrual                       36.9        38.1        47.2
Other utility                                   4.6         8.7        16.6
DQE loan                                      250.0       250.0       250.0
Other                                          33.9        31.8        33.7
  Less: (Allowance for
    uncollectible accounts)                    (7.2)      (10.7)       (9.8)
----------------------------------------------------------------------------
    Total                                    $427.1      $434.5      $424.7
============================================================================

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

Business Segments for the Three Months Ended:
-----------------------------------------------------------------------------------------------------------------
                                                                        (Millions of Dollars)
                                                     ------------------------------------------------------------
                                                     Electricity     Electricity                         Consoli-
                                                      Delivery         Supply            CTC              dated
                                                     ------------------------------------------------------------
September 30, 2001
-----------------------------------------------------------------------------------------------------------------
Operating revenues                                    $   84.5         $125.9           $ 85.8           $  296.2
Operating expenses                                        41.8          125.9              5.3              173.0
Depreciation and amortization expense                     15.0             --             77.8               92.8
-----------------------------------------------------------------------------------------------------------------
    Operating income                                      27.7             --              2.7               30.4
Other income                                               5.6             --               --                5.6
Interest and other charges                                19.3             --               --               19.3
-----------------------------------------------------------------------------------------------------------------
    Earnings for common stock                         $   14.0         $   --           $  2.7           $   16.7
=================================================================================================================

Assets                                                $2,534.6         $   --           $189.1           $2,723.7
=================================================================================================================

Capital expenditures                                  $   15.6         $   --            $  --           $   15.6
=================================================================================================================


                                                                        (Millions of Dollars)
                                                     ------------------------------------------------------------
                                                     Electricity     Electricity                         Consoli-
                                                      Delivery         Supply            CTC              dated
                                                     ------------------------------------------------------------
September 30, 2000
-----------------------------------------------------------------------------------------------------------------
Operating revenues                                    $   85.0         $126.3           $ 85.2           $  296.5
Operating expenses                                        49.8          126.3              6.9              183.0
Depreciation and amortization expense                     14.0             --             72.5               86.5
-----------------------------------------------------------------------------------------------------------------
    Operating income (loss)                               21.2             --              5.8               27.0
Other income                                               2.3             --               --                2.3
Interest and other charges                                20.9             --               --               20.9
-----------------------------------------------------------------------------------------------------------------
    Earnings (loss) for common stock                  $    2.6         $   --           $  5.8           $    8.4
=================================================================================================================

Assets (1)                                            $2,381.2         $   --           $396.4           $2,777.6
=================================================================================================================

Capital expenditures                                  $   25.7         $   --           $   --           $   25.7
=================================================================================================================

(1)  Asset balance as of December 31, 2000.

Business Segments for the Nine Months Ended:
-----------------------------------------------------------------------------------------------------

                                                                (Millions of Dollars)
                                                 ----------------------------------------------------
                                                 Electricity     Electricity                 Consoli-
                                                  Delivery         Supply           CTC       dated
                                                 ----------------------------------------------------
September 30, 2001
-----------------------------------------------------------------------------------------------------
Operating revenues                                $  238.9         $332.3         $233.8     $  805.0
Operating expenses                                   123.5          332.3           16.1        471.9
Depreciation and amortization expense                 44.6             --          207.3        251.9
-----------------------------------------------------------------------------------------------------
     Operating income                                 70.8             --           10.4         81.2
Other income                                          18.8             --             --         18.8
Interest and other charges                            59.7             --             --         59.7
-----------------------------------------------------------------------------------------------------
     Earnings for common stock                    $   29.9         $   --         $ 10.4     $   40.3
=====================================================================================================

Assets                                            $2,534.6         $   --         $189.1     $2,723.7
=====================================================================================================

Capital expenditures                              $   41.9         $   --         $   --     $   41.9
=====================================================================================================


                                                                (Millions of Dollars)
                                                 ----------------------------------------------------
                                                 Electricity     Electricity                 Consoli-
                                                  Delivery         Supply           CTC       dated
                                                 ----------------------------------------------------
September 30, 2000
-----------------------------------------------------------------------------------------------------
Operating revenues                                $  236.5         $336.3         $254.6     $  827.4
Operating expenses                                   141.9          323.7           33.1        498.7
Depreciation and amortization expense                 42.0            2.2          181.0        225.2
-----------------------------------------------------------------------------------------------------
     Operating income                                 52.6           10.4           40.5        103.5
Other income                                          11.1            2.8             --         13.9
Interest and other charges                            48.3           21.2             --         69.5
-----------------------------------------------------------------------------------------------------
     Income (loss) before cumulative effect           15.4           (8.0)          40.5         47.9
     Cumulative effect - net                           7.3            8.2             --         15.5
-----------------------------------------------------------------------------------------------------
     Earnings for common stock                    $   22.7         $  0.2         $ 40.5     $   63.4
=====================================================================================================
  Assets (1)                                      $2,381.2         $   --         $396.4     $2,777.6
=====================================================================================================
  Capital expenditures                            $   59.2         $  4.7         $   --     $   63.9
=====================================================================================================

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

DQE's Strategic Review Process
     DQE has concluded its strategic review process, the goal of which was to determine a long-term strategic direction in order to maximize value to shareholders. DQE's back-to-basics strategic focus will be on its utility operations, including Duquesne Light. Toward that end, we are streamlining and integrating operating units, including personnel relocation to a central office facility, all of which is expected to result in an organizational restructuring charge in the fourth quarter. We are currently assessing the magnitude of this charge.

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


RESULTS OF OPERATIONS

Overall Performance
     Comparison of Three Months Ended September 30, 2001 and September 30, 2000. Our earnings available for common stock were $16.7 million in the third quarter of 2001, compared to $8.4 million in the third quarter of 2000. The $8.3 million increase is primarily due to our cost reduction initiatives.

     Comparison of Nine Months Ended September 30, 2001 and September 30, 2000. Our earnings available for common stock were $40.3 million in 2001, compared to $63.4 million in the first nine months of 2000, which included the one-time $15.5 million cumulative effect of accounting change for adopting the accrual of unbilled revenues. Absent this one-time effect in 2000, our earnings available for common stock decreased $7.6 million or 16 percent. The decrease is primarily due to a $30.1 million reduction in earnings in conjunction with decreased average CTC balance subsequent to the generation asset sale, partially offset by an $8.0 million loss in the electricity supply segment in 2000. In addition, the electricity delivery business segment realized a $14.5 million increase in earnings in 2001 due to our cost reduction initiatives.

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

     Electricity Delivery Business Segment.

     Comparison of Three Months Ended September 30, 2001 and September 30, 2000. The electricity delivery business segment contributed $14.0 million to earnings available for common stock in the third quarter of 2001 compared to $2.6 million in the third quarter of 2000, an increase of $11.4 million. The increase is primarily the result of increased operating efficiencies during the third quarter of 2001.

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

     Operating revenues decreased by $0.5 million or 0.6 percent compared to the third quarter of 2000 primarily due to a $2.3 million decrease in ancillary transmission sales and a $2.0 million decrease in other revenues from subleasing facilities. Overall, there was a 3.0 percent increase in sales to electric utility customers. The increase in sales is attributable to a 9.5 percent increase in sales to residential customers due to warmer weather in the third quarter of 2001 compared to 2000, and a 3.9 percent increase in sales to commercial customers due to an increase in the number of commercial customers in our service territory. Partially offsetting these increases was a 5.6 percent decrease in industrial sales due to decreased consumption from the steel industry. The following table sets forth kilowatt-hours (KWH) delivered to electric utility customers.

                                     KWH Delivered
                                ------------------------
                                     (In Millions)
                                ------------------------
Third Quarter                   2001    2000      Change
--------------------------------------------------------
Residential                     1,027    938       9.5 %
Commercial                      1,694  1,630       3.9 %
Industrial                        845    895      (5.6)%
--------------------------------------------------
   Sales to Electric
     Utility Customers          3,566  3,463       3.0 %
========================================================

     Operating expenses for the electricity delivery business segment primarily are made up of costs to operate and maintain the transmission and distribution system; automated meter reading and billing costs; customer service; collection; administrative expenses; income taxes; and non-income taxes, such as gross receipts, property and payroll taxes. Operating expenses decreased $8.0 million or 16.1 percent compared to 2000, primarily due to our cost saving initiatives begun in late 2000.

     Depreciation and amortization expense increased $1.0 million or 7.1 percent in the third quarter of 2001 compared to the third quarter of 2000. This increase can be primarily attributed to depreciation expense on capital additions.

     Other income increased $3.3 million compared to the third quarter of 2000, primarily due a $1.2 million increase in interest income and a $1.0 million reduction in other income taxes.

     Interest and other charges include interest on long-term debt, other interest and preferred stock dividends. Interest and other charges decreased $1.6 million or 7.7 percent compared to the third quarter of 2000. This decrease reflects the results of our recapitalization program.

     Comparison of Nine Months Ended September 30, 2001 and September 30, 2000. The electricity delivery business segment contributed $29.9 million to earnings available for common stock in the first nine months of 2001 compared to $22.7 million in the first nine months of 2000, an increase of $7.2 million or 31.7 percent. The increase in earnings is primarily related to an $18.4 million reduction in operating expense due to our cost reduction initiatives and a $7.7 million increase in other income, principally interest earnings. Included in 2000 results was $7.3 million for the cumulative effect of a change in accounting principle related to unbilled revenues.

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

     Operating revenues increased by $2.4 million or 1.0 percent compared to the first nine months of 2000. Although overall sales to electric utility customers decreased 0.1 percent, the increase is due to the favorable sales mix between residential, commercial, and industrial customers. Industrial customers are charged a lower rate for the delivery of electricity. The following table sets forth KWH delivered to electric utility customers.

                                       KWH Delivered
                                ----------------------------
                                       (In Millions)
                                ----------------------------
First Nine Months               2001       2000       Change
------------------------------------------------------------
Residential                     2,745      2,627       4.5 %
Commercial                      4,747      4,655       2.0 %
Industrial                      2,504      2,728      (8.2)%
-----------------------------------------------------
   Sales to Electric
     Utility Customers          9,996     10,010      (0.1)%
============================================================

     Operating expenses for the electricity delivery business segment primarily are made up of costs to operate and maintain the transmission and distribution system; automated meter reading and billing costs; customer service; collection; administrative expenses; income taxes; and non-income taxes, such as gross receipts, property and payroll taxes. Operating expenses decreased $18.4 million or 13.0 percent compared to 2000, primarily due to our cost saving initiatives begun in late 2000, and the dividend of an operating subsidiary to DQE in 2000.

     Depreciation and amortization expense increased $2.6 million or 6.2 percent in the first nine months of 2001 compared to 2000. This increase can be primarily attributed to depreciation expense on capital additions.

     Other income increased $7.7 million compared to the first nine months of 2000, due to increased earnings on a higher level of temporary cash investments and interest income related to the $250 million loan to DQE made in the second quarter of 2000. In addition, all other income is being allocated to the electricity delivery business segment in 2001.

     Interest and other charges include interest on long-term debt, other interest and preferred stock dividends. Interest expense on long-term debt in the first nine months of 2001 was $47.7 million compared to $57.5 million in the first nine months of 2000, a 17 percent decrease. This decrease reflects the results of our recapitalization program. In addition, during the first nine months of 2001, more interest and other charges were allocated to the electricity delivery business segment compared to 2000. Although we retired debt with generation asset sale proceeds, thus reducing our overall level of interest expense, all remaining interest costs after recapitalization are borne by the electricity delivery business segment.

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

     By comparison, the electricity supply business segment recorded $0.2 million of net income for the first nine months of 2000. Included in the results for the first nine months of 2000 is $8.2 million related to the non-recurring cumulative effect of a change in accounting principle for unbilled revenues. Absent this cumulative effect, the electricity supply segment had an $8.0 million net loss during that period.

     CTC Business Segment.

     We earn an 11 percent pre-tax return on our net unrecovered transition cost balance. With the successful completion of the generation asset sale in April 2000, we recovered approximately $1.0 billion of our PUC-approved transition costs. As a result, our average after-tax transition cost balance decreased from approximately $322 million in the third quarter of 2000 to approximately $153 million in the third quarter of 2001, resulting in a $3.1 million decrease in earnings for this segment.

     Our average after-tax transition cost balance decreased from approximately $757 million in the first nine months of 2000 to approximately $195 million during the first nine months of 2001, resulting in a $30.1 million decrease in earnings during this period.


LIQUIDITY AND CAPITAL RESOURCES

Capital Expenditures

     We estimate that during 2001 we will spend, excluding the allowance for funds used during construction, approximately $60 million for electric utility construction. During the first nine months of 2001, we have spent approximately $41.9 million on capital expenditures related to the electricity delivery business.

Acquisitions and Dispositions

     During the first nine months of 2001, we did not make any acquisitions, but we received approximately $3.9 million of proceeds for the disposition of an affordable housing fund and other non-strategic assets.

     During the first nine months of 2000, we completed the sale of our generation assets to Orion for approximately $1.7 billion ($1.55 billion net of tax payments) and sold other non-strategic assets for approximately $21.1 million in net proceeds. We also purchased from Itron, Inc. the Customer Advanced Reliability System, the automated electronic meter reading system developed by Itron for use with our electric utility customers. We had previously leased these assets.

Financing

     At September 30, 2001, we had no commercial paper borrowings outstanding or current debt maturities. We did not engage in any short-term borrowing activity in the third quarter as cash provided from operations was sufficient to support our operating requirements.

Future Capital Requirements and Availability

     We maintain a $150 million revolving credit agreement expiring in October 2002. We have the option to extend or convert the revolver into a term loan facility for a one-year period for any amounts then outstanding upon expiration of the revolving credit period. Interest rates can, in accordance with the option selected at the time of the borrowing, be based on one of several indicators, including prime and Eurodollar rates. Commitment fees are based on the unborrowed amount of the commitment. At September 30, 2001, no borrowings were outstanding. We are subject to a debt-to-capital ratio financial covenant, with which we were compliant at September 30, 2001.

     On October 29, 2001, we filed a shelf registration statement for up to $400 million of first mortgage bonds with the SEC. The proceeds of any issuance of new bonds will be used to refinance higher interest rate debt and for general corporate purposes. No bonds have been issued under the registration statement as of the date of this report.

     With customer choice fully in effect, and our generation asset divestiture complete, all of our electric utility customers are now buying their generation directly from alternative suppliers or indirectly from Orion through the provider of last resort service arrangement. Customer revenues on the income statement include revenues from provider of last resort customers. Although we collect these revenues, we pass them on (net of gross receipts tax) to Orion. In addition, the bill for an average residential customer who takes provider of last resort service from us is expected to drop, ultimately, by 16 percent with the final CTC collection. This decrease reflects the additional cost of electric capacity required by regional transmission organization (RTO) membership and the additional cost of RNR recovery (defined below). We also agreed to freeze generation rates through 2004 and transmission and distribution rates through 2003. However, we expect to realize incremental margin through our extended provider of last resort arrangement. (See "Rate Matters" discussion below.)


RATE MATTERS

Competition and the Customer Choice Act

     The Customer Choice Act enables Pennsylvania's electric utility customers to purchase electricity at market prices from a variety of electric generation suppliers (customer choice). As of October 31, 2001, approximately 11 percent of our customers had chosen alternative generation suppliers measured on a KWH basis and approximately 19 percent on a non-coincident peak load basis. The remaining customers are provided with electricity through our provider of last resort service arrangement with Orion (discussed below). As alternative generation suppliers enter and exit the retail supply business, the number of customers participating in our provider of last resort service will fluctuate.

     Customers who select an alternative generation supplier pay for generation charges set competitively by that supplier, and pay us a competitive transition charge (discussed below) and transmission and distribution charges. Electricity delivery (including transmission, distribution and customer service) remains regulated in substantially the same manner as under historical regulation.

     Customer choice and electricity generation deregulation impact traditional Pennsylvania tax revenues. In order for the state's total revenues to remain unchanged, a revenue neutral reconciliation tax (RNR) is applied to recover a shortfall or refund any excess revenues on an annual basis. On September 29, 2001, the Pennsylvania Department of Revenue published an increased RNR rate of 16 mills, effective beginning in 2002, in order to recover a current shortfall. Pennsylvania electric distribution companies, such as Duquesne Light, are permitted to recover this cost from consumers on a current basis. On October 29, 2001, we submitted a request to the PUC for the recovery of $15 million of costs we will incur in 2002 due to the RNR. If the PUC approves the recovery request, our customer bills will reflect an approximate two percent beginning increase in the first quarter of 2002.

Regional Transmission Organization

     FERC Order No. 2000 calls on transmission-owning utilities such as Duquesne Light to voluntarily join RTOs. We are committed to ensuring a stable, plentiful supply of electricity for our customers. Toward that end, we will join the Pennsylvania-New Jersey-Maryland interconnection to establish the PJM West RTO, and are currently negotiating the agreements necessary to implement the RTO's establishment. RTO membership requires us to secure additional electric capacity, the cost of which we will seek to recover from customers as contemplated by the PUC's order approving the extension of Orion's provider of last resort arrangement. Notwithstanding any such additional costs, customer bills are expected to decrease over time. (See "Competitive Transition Charge" and "Provider of Last Resort discussions below.) Our inclusion in this RTO will put the region's transmission facilities under common control to manage long-term energy costs and enhance reliability to customers.

Competitive Transition Charge

     In its final restructuring order issued in the second quarter of 1998, the PUC determined that we should recover most of the above-market costs of our generation assets, including plant and regulatory assets, through the collection of the competitive transition charge (CTC) from electric utility customers. On January 18, 2001, the PUC issued an order approving our final accounting for the proceeds of our April 2000 generation asset sale, including the net recovery of $276 million of sale-related transaction costs. Applying the net generation asset sale proceeds to reduce transition costs, we now anticipate termination of the CTC collection period in early 2002 for most major rate classes. Customer bills are then expected to decrease over time. Ultimately, the bill is expected to decrease 16 percent for an average residential customer who continues to take provider of last resort service from us pursuant to the second agreement with Orion discussed below. This decrease reflects the additional cost of electric capacity required by RTO membership and the additional cost of RNR recovery. (See "Regional Transmission Organization" and "Competition and Customer Choice Act" discussions above.) The transition costs, as reflected on the consolidated balance sheet, are being amortized over the same period that the CTC revenues are being recognized. For regulatory purposes, the unrecovered balance of transition costs that remain following the generation asset sale was approximately $197 million ($120 million net of tax) at September 30, 2001, on which we are allowed to earn an 11 percent pre-tax return. A slightly lower amount is shown on the balance sheet due to the accounting for unbilled revenues adopted during 2000.

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

     We manage our interest rate risk by balancing our exposure between fixed and variable rates while attempting to minimize our interest costs. Currently, our variable interest rate debt is approximately $418 million or 40 percent of long-term borrowings. Most of this variable rate debt is low-cost, tax-exempt debt. We also manage our interest rate risk by retiring and issuing debt from time to time and by maintaining a balance of short-term, medium-term and long-term debt. A 10 percent increase in interest rates would have affected our variable rate debt obligations by increasing interest expense by approximately $0.7 million for the nine months ended September 30, 2001 and $1.9 million for the nine months ended September 30, 2000. A 10 percent reduction in interest rates would have increased the market value of our fixed rate debt by approximately $41.5 million and $42.9 million as of September 30, 2001 and September 30, 2000. Such changes would not have had a significant near-term effect on our future earnings or cash flows.

                               ----------------

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


PART II.  OTHER INFORMATION.


Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits:

     EXHIBIT 12.1 - Calculation of Ratio of Earnings to Fixed Charges and
                    Preferred and Preference Stock Dividend Requirements.

b. We filed no reports on Form 8-K during the quarter ended September 30, 2001.

                               ----------------

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant identified below has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   Duquesne Light Company
                                              --------------------------------
                                                        (Registrant)


Date November 9, 2001                         /s/ Frosina C. Cordisco
     -----------------------                  --------------------------------
                                                        (Signature)
                                                    Frosina C. Cordisco
                                                Vice President and Treasurer
                                               (Principal Financial Officer)


Date November 9, 2001                         /s/ Stevan R. Schott
     -----------------------                  --------------------------------
                                                        (Signature)
                                                      Stevan R. Schott
                                               Vice President and Controller
                                               (Principal Accounting Officer)