Form 10-K
period 2001-12-31
DUQUESNE LIGHT CO
filed 2002-03-28
CIK 30573

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2001
                                            -----------------

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

                              411 Seventh Avenue
                        Pittsburgh, Pennsylvania 15219
           --------------------------------------------------------
              (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code: (412) 393-6000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes  X   No ____
                      ---
DQE, Inc., is the holder of all 10 outstanding shares of Duquesne Light Company common stock, $1 par value.

       [_] Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
   Registrant       Title of each class          on which registered
   ----------       -------------------          ---------------------

 Duquesne Light       Preferred Stock          New York Stock Exchange
    Company

                             Involuntary
           Series        Liquidation Value
          --------       -----------------
           3.75%           $50 per share
           4.00%           $50 per share
           4.10%           $50 per share
           4.15%           $50 per share
           4.20%           $50 per share
          $2.10            $50 per share

          8 3/8 % Monthly Income Preferred Securities, Series A (1)     New York Stock Exchange
          Sinking Fund Debentures, due March 1, 2010 (5%)               New York Stock Exchange
          7 3/8 % Quarterly Interest Bonds, due 2038                    New York Stock Exchange

          (1) Issued by Duquesne Capital, L.P., and the payments of dividends and payments on liquidation or redemption are guaranteed by Duquesne Light Company.

                               TABLE OF CONTENTS

                                                       Page                                                                 Page
                                                       ----                                                                 ----
GLOSSARY
                           PART I                                                         PART III

ITEM 1.           BUSINESS                                         ITEM 10.      DIRECTORS AND EXECUTIVE
   Corporate Structure                                      1                    OFFICERS OF THE REGISTRANT                  35
   Employees                                                1
   Property, Plant and Equipment                            1      ITEM 11.      EXECUTIVE COMPENSATION                      35
   Environmental Matters                                    2
   Other                                                    2      ITEM 12.      SECURITY OWNERSHIP OF
   Executive Officers of the Registrant                     4                    CERTAIN BENEFICIAL OWNERS
                                                                                 AND MANAGEMENT                              35
ITEM 2.           PROPERTIES                                5
                                                                   ITEM 13.      CERTAIN RELATIONSHIPS AND
ITEM 3.           LEGAL PROCEEDINGS                         5                    RELATED TRANSACTIONS                        35

ITEM 4.           SUBMISSION OF MATTERS TO A                                              PART IV
                  VOTE OF SECURITY HOLDERS                  5
                                                                   ITEM 14.      EXHIBITS, FINANCIAL STATEMENT
                           PART II                                               SCHEDULES AND REPORTS ON
                                                                                 FORM 8-K                                    35
ITEM 5.           MARKET FOR REGISTRANT'S
                  COMMON EQUITY AND RELATED                                      SCHEDULE II
                  SHAREHOLDER MATTERS                       5
                                                                                 SIGNATURES
ITEM 6.           SELECTED FINANCIAL DATA                   5

ITEM 7.           MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS                 5
   Results of Operations                                    5
   Liquidity and Capital Resources                         10
   Rate Matters                                            12

ITEM 7A.          QUANTITATIVE AND QUALITATIVE
                  DISCLOSURES ABOUT MARKET RISK            13

ITEM 8.           CONSOLIDATED FINANCIAL STATEMENTS
                  AND SUPPLEMENTARY DATA                   13
   Independent Auditors' Report                            13


ITEM 9.           CHANGES IN AND DISAGREEMENTS
                  WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE                 35

G L O S S A R Y  O F  T E R M S

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

Customer Choice -- The Pennsylvania Electricity Generation Customer Choice and Competition Act (see "Rate Matters") gives consumers the right to contract for electricity at market prices from PUC-approved electric generation suppliers.

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

Provider of Last Resort -- Under Pennsylvania's Customer Choice Act, the local distribution utility is required to provide electricity for customers who do not choose an alternative generation supplier, or whose supplier fails to deliver. (See "Rate Matters.")

Regional Transmission Organization (RTO) -- Organization formed by transmission-owning utilities to put transmission facilities within a region under common control.

Regulatory Assets -- Pennsylvania ratemaking practices grant regulated utilities exclusive geographic franchises in exchange for the obligation to serve all customers. Under this system, certain prudently incurred costs are approved by the PUC for deferral and future recovery, with a return from customers. These deferred costs are capitalized as regulatory assets by the regulated utility.

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

                                    PART I

ITEM 1.   BUSINESS.


CORPORATE STRUCTURE

     Part I of this Annual Report on Form 10-K should be read in conjunction with our audited consolidated financial statements, which are set forth in Part II, Item 8 of this Report.

     Duquesne Light Company is a wholly owned subsidiary of DQE, Inc. We are engaged in the transmission and distribution of electric energy.

     Our subsidiaries are primarily involved in operating our automated meter reading technology and providing financing to certain affiliates.

     See Note R to our consolidated financial statements for information on our business segments.

DQE's Back-to-Basics Strategy

     In the second half of 2001, following the completion of its strategic review process, DQE announced a new management team and a change in its strategic direction. Its Back-to-Basics strategy features, among other things, a more concentrated focus on our electric utility operations. In addition, cost reductions as a result of restructuring are expected to continue to enhance profitability.

Service Area

     Our utility operations provide service to approximately 586,000 direct customers in southwestern Pennsylvania (including in the City of Pittsburgh), a territory of approximately 800 square miles.

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

     As a result of our PUC-approved restructuring plan, the electricity supply segment does not meet the criteria of Statement of Financial Accounting Standards (SFAS) No. 71,"Accounting for the Effects of Certain Types of Regulation." Pursuant to the PUC's final restructuring order, and as provided in the Pennsylvania Electricity Generation Customer Choice and Competition Act (Customer Choice Act), generation-related transition costs are being recovered through a competitive transition charge (CTC) collected in connection with providing transmission and distribution services. The balance of transition costs was adjusted by receipt of the proceeds from the generation asset sale during the second quarter of 2000. The electricity delivery business segment continues to meet SFAS No. 71 criteria, and accordingly reflects regulatory assets and liabilities consistent with cost-based ratemaking regulations. The regulatory assets represent probable future revenue, because provisions for these costs are currently included, or are expected to be included, in charges to electric utility customers through the ratemaking process. (See "Rate Matters.")

Business Segments

     For the purposes of complying with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," we are required to disclose information about our business segments separately. This information is set forth in "Results of Operations" and in "Business Segments and Related Information," Note R to our consolidated financial statements.

Forward-looking Statements

     We use forward-looking statements in this report. Statements that are not historical facts are forward-looking statements, and are based on beliefs and assumptions of our management, and on information currently available to management. Forward-looking statements include statements preceded by, followed by or using such words as "believe," "expect," "anticipate," "plan," "estimate" or similar expressions. Such statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events. Actual results may materially differ from those implied by forward-looking statements due to known and unknown risks and uncertainties.

E M P L O Y E E S

     At December 31, 2001, we had 1,302 employees. We are party to a labor contract with the International Brotherhood of Electrical Workers, which represents the majority of our employees. We are engaged in negotiations to extend the contract, which currently expires in September 2002.

P R O P E R T Y, P L A N T  A N D  E Q U I P M E N T

Investment in PP&E and Accumulated Depreciation

     Our total investment in property, plant and equipment (PP&E) and the related accumulated depreciation balances for major classes of property at December 31, 2001 and 2000 are as follows:

PP&E and Related Accumulated Depreciation at December 31,
----------------------------------------------------------------
                                 (Millions of Dollars)
                                          2001
                       -----------------------------------------
                                      Accumulated        Net
                       Investment     Depreciation   Investment
----------------------------------------------------------------
Electric delivery      $   1,926.6    $     616.5    $  1,310.1
Capital leases                10.2            7.0           3.2
Other                         35.5            3.9          31.6
----------------------------------------------------------------
   Total               $   1,972.3    $     627.4    $  1,344.9
================================================================


                                 (Millions of Dollars)
                                          2000
                       -----------------------------------------
                                       Accumulated       Net
                       Investment     Depreciation   Investment
----------------------------------------------------------------
Electric delivery      $   1,910.5    $    612.5     $  1,298.0
Capital leases                17.8           6.4           11.4
Other                         36.8           1.9           34.9
----------------------------------------------------------------
   Total               $   1,965.1    $    620.8     $  1,344.3
================================================================

     Electric delivery PP&E includes: (1) high voltage transmission wires used in delivering electricity from generating stations to substations; (2) substations and transformers; (3) lower voltage distribution wires used in delivering electricity to customers; (4) related poles and equipment; and (5) internal telecommunication equipment, vehicles and office equipment. Our capital leases are primarily associated with other electric plant. The other PP&E is comprised of various buildings, land and the assets related to our Customer Advanced Reliability System (CARS) acquisition in 2000.

E N V I R O N M E N T A L  M A T T E R S

     Various federal and state authorities regulate us with respect to air and water quality and other environmental matters. FirstEnergy Corporation assumed environmental compliance obligations with respect to the generation plants it acquired in the December 1999 power station exchange. Orion Power MidWest, L.P. assumed the environmental obligations related to all of the plants it acquired in the April 2000 generation asset sale, both those we originally owned and those we acquired in the exchange.

     In 1992, the Pennsylvania Department of Environmental Protection (DEP) issued Residual Waste Management Regulations governing the generation and management of non-hazardous residual waste, such as coal ash. Following the generation asset divestiture, we retained certain facilities which remain subject to these regulations. We have assessed our residual waste management sites, and the DEP has approved our compliance strategies. We incurred costs of $1.1 million in 2001 to comply with these DEP regulations. We expect the costs of compliance to be approximately $1.4 million over the next two years with respect to sites we will continue to own. These costs are being recovered in the CTC, and the corresponding liability has been recorded for current and future obligations.

We own, but do not operate, the Warwick Mine, including approximately 1,200 acres of unmined coal lands and mining rights, located along the Monongahela River in Greene County, Pennsylvania. This property had been used in the electricity supply business segment.

     Our current estimated liability for closing the Warwick Mine, including final site reclamation, mine water treatment and certain labor liabilities, is approximately $35 million. We have recorded a liability for this amount on the consolidated balance sheet.

     We are involved in various other environmental matters. We believe that such matters, in total, will not have a materially adverse effect on our financial position, results of operations or cash flows.

O T H E R

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued three new accounting standards, SFAS No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangibles," and SFAS No. 143, "Accounting for Asset Retirement Obligations."

     SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, with limited exceptions for combinations initiated prior to July 1, 2001. We do not believe that the adoption of SFAS No. 141 will have a significant impact on our financial statements.

     SFAS No. 142, which became effective January 1, 2002, discontinues the requirement for amortization of goodwill and indefinite-lived intangible assets, and instead requires an annual review for the impairment of those assets. Impairment is to be examined more frequently if certain indicators appear. Intangible assets with a determinable life will continue to be amortized. As of December 31, 2001 we have no assets that will be subject to the transitional assessment provisions of SFAS No. 142.

     SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, this standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. The capitalized cost is then depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. The standard is effective for fiscal years beginning after June 15, 2002. We are currently evaluating, but have yet to determine, the impact that the adoption of SFAS No. 143 will have on our financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." The statement requires that all long-lived assets to be held and used continue to be evaluated for impairment similar to SFAS No. 121. The statement also requires that all long-lived assets to be sold be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured on a net realizable value basis and will not include amounts for future operating losses. The statement also broadens the reporting requirements for discontinued operations to include disposal transactions of all components of an entity (rather than segments of a business). Components of an entity include operations and cash flows that can be clearly distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. The statement is effective for fiscal years beginning after December 15, 2001. We are currently evaluating, but have yet to determine, the impact that the adoption of SFAS No. 144 will have on our financial statements.

Market Risk

     Market risk represents the risk of financial loss that may impact our consolidated financial position, results of operations, or cash flows due to adverse changes in market prices and rates.

     We manage our interest rate risk by balancing our exposure between fixed and variable rates, while attempting to minimize our interest costs. Currently, our variable interest rate debt is approximately $418.0 million or 39.4 percent of long-term debt. This variable rate debt is low-cost, tax-exempt debt. We also manage our interest rate risk by retiring and issuing debt from time to time and by maintaining a balance of short-term, medium-term and long-term debt. A 10 percent increase in interest rates would have affected our variable rate debt obligations by increasing interest expense by approximately $0.7 million, $2.0 million and $1.6 million for the years ended December 31, 2001, 2000 and 1999. A 10 percent reduction in interest rates would have increased the market value of our fixed rate debt by approximately $40.6 million and $40.4 million as of December 31, 2001 and 2000. Such changes would not have a significant near-term effect on our future earnings or cash flows.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages as of March 10, 2002, and positions during the past five years of our executive officers.


     Victor A. Roque, Age 55. President since October 2001. Previously Senior Vice President from November 1998 to April 2000; Vice President from April 1995 to October 1998; and General Counsel from November 1994 to April 2000. Executive Vice President of DQE since November 1998. Vice President of DQE from April 1995 until November 1998. General Counsel of DQE from November 1994 to October 2001. Secretary of DQE from May 2000 to October 2001.

     Joseph G. Belechak, Age 42. Senior Vice President - Operations and Customer Service since October 2001. Vice President - Asset Management and Operations from August 2000 to October 2001. General Manager, Asset Management from March 1999 to August 2000. Manager, Substations and Telecommunications from June 1996 to March 1999.

     Maureen L. Hogel, Age 41. Senior Vice President - Human Resources and Administration since October 2001. Vice President - Development, Legal and Administration from January 2001 to October 2001. Vice President - Legal from September 1999 to January 2001. Assistant General Counsel from February 1996 to September 1999.

     Fred R. Allison, Age 52. Vice President - Information Technology and Revenue Cycle Services since October 2001. General Manager, Customer Service from November 1999 to October 2001. General Manager, Financial Services from November 1998 to November 1999. Assistant Controller from May 1996 to November 1998.

     Frosina C. Cordisco, Age 50. Vice President since October 2001 and Treasurer since November 1998. Manager of Electronic Commerce from April 1996 to April 1998. Held financial positions at various affiliates between 1996 and 1999. Also Vice President and Treasurer of DQE.

     William J. DeLeo, Age 51. Vice President - Corporate Compliance and Corporate Secretary since October 2001. Previously Vice President - Corporate Services from November 1998 to April 2000, and Vice - President - Marketing and Corporate Performance from April 1995 to November 1998. Vice President and Chief Administrative Officer of DQE from November 1998 to October 2001. Also Vice President - Corporate Compliance and Corporate Secretary of DQE.

     David R. High, Age 47. Vice President and General Counsel since October 2001. Previously Associate General Counsel from January 1996 to September 1999. Deputy General Counsel and Compliance Officer of DQE from June 2000 to October 2001. Associate General Counsel of DQE from September 1999 to June 2000. Also Vice President and General Counsel of DQE.

     James A. Lahtinen, Age 49. Vice President - Rates since October 2001. Vice President - Rates & Regulatory Affairs of AquaSource, Inc. from June 1999 to October 2001. Vice President - Planning, Budgeting & Rates of AquaSource, Inc. from January 1999 to June 1999. Previously served as General Manager - Rates and Regulatory Affairs and Manager, Transmission Services, at Duquesne Light.

     Stevan R. Schott, Age 39. Vice President and Controller since October 2001. Vice President - Finance and Customer Service from August 2000 to October 2001. Vice President and Controller from August 1999 to August 2000. Controller of DQE Financial from September 1998 to August 1999. Senior Manager, Public Utilities Specialist at Deloitte & Touche LLP from September 1993 to September 1998. Also Vice President and Controller of DQE.

     James E. Wilson, Age 36. Vice President - Corporate Development since October 2001. Vice President and Chief Accounting Officer from August 2000 to October 2001. Previously Controller from November 1998 to August 1999, and Assistant Controller from September 1996 to November 1998. Controller of DQE from July 1999 to October 2001. Also Vice President - Corporate Development of DQE.

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

     In April 2000, we sold our generation assets. We own transmission substations and 561 distribution substations (367 of which are located on customer-owned land and are used to service only that customer). We have 592 circuit-miles of transmission lines, comprised of 345,000, 138,000 and 69,000 volt lines. Street lighting and distribution circuits of 23,000 volts and less include approximately 16,420 circuit-miles of lines and cable. These properties are used in the electricity delivery business segment.

ITEM 3.   LEGAL PROCEEDINGS.

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     Our common stock is not publicly traded; DQE owns all 10 shares. We declared quarterly dividends on our common stock totaling $52.7 million in 2001 and $282.0 million in 2000.

ITEM 6.   SELECTED FINANCIAL DATA.

     Selected financial data for each year of the six-year period ended December 31, 2001, are set forth on page 34. The information is incorporated here by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

R E S U L T S  O F  O P E R A T I O N S

Overall Performance

2001 Compared to 2000

     Our earnings available for common stock were $50.0 million in 2001, compared to $89.2 million in 2000, a decrease of $39.2 million or 43.9 percent. The decrease in earnings is primarily due to the $33.3 million decline in earnings relating to the CTC business segment (see discussion below). Also affecting earnings in 2001 was an after tax restructuring charge of $6.7 million. In the fourth quarter of 2001, as part of DQE's Back-to-Basics strategy, we initiated a restructuring plan to improve operational effectiveness and efficiency, and to reduce operational expenses. The restructuring charge included costs related to (1) the consolidation and reduction of certain administrative and back office functions through an involuntary termination plan, (2) the abandonment of certain leased office facilities to relocate employees to one centralized location, and (3) other lease costs related to abandoned office facilities.

2000 Compared to 1999

     Our earnings available for common stock were $89.2 million in 2000, compared to $147.0 million in 1999, a decrease of $57.8 million or 39.3 percent. The decrease in earnings is primarily due to the sale of our generation assets in 2000. We applied net proceeds from the sale to reduce the level of our transition costs. As we earned a return on our unrecovered transition costs, this reduction in the level of transition costs resulted in decreased earnings.

Critical Accounting Policies and Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions with respect to values and conditions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period also may be affected by the estimates and assumptions we are required to make. We evaluate these estimates on an ongoing basis, using historical experience, consultation with experts, and other methods we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates.

     In preparing our financial statements and related disclosures, we have adopted the following accounting policies which management believes are particularly important to the financial statements and that require the use of estimates and assumptions in the financial preparation process.

     Accounting for the Effects of Regulation. Duquesne Light's financial statements are prepared in accordance with the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," which differs in certain respects from the application of accounting principles generally accepted in the United States of America by non-regulated businesses. In general, SFAS No. 71 recognizes that accounting for rate-regulated enterprises should reflect the economic effects of regulation. As a result, a regulated utility is required to defer the recognition of costs (a regulatory asset) if it is probable that, through the rate-making process, there will be a corresponding increase in future rates. Accordingly, we defer certain costs, which will be amortized over future periods. To the extent that collection of such costs is no longer probable as a result of changes in regulation or our competitive position, the associated regulatory assets are charged to expense.

     Unbilled Energy Revenues. We generally record revenues related to the sale of energy when delivery is made to our customers. However, the determination of such sales to individual customers is based on the reading of their meters, which we read on a systematic basis throughout the month. At the end of each month, we estimate the amounts delivered to customers since the date of the last meter reading and record the corresponding unbilled revenue. We estimate this unbilled revenue each month based on daily volumes, estimated customer usage by class, line losses and applicable customer rates based on regression analyses reflecting significant historical trends and experience. Customer accounts receivable as of December 31, 2001 include unbilled revenues of $36.6 million.

     Contingent Liabilities. We establish reserves for estimated loss contingencies when it is management's assessment that a loss is probable and the amount can be reasonably estimated. Revisions to contingent liabilities are reflected in income in the period in which different facts or information become known, or circumstances change, that affect the previous assumptions with respect to the likelihood or amount of loss. Reserves for contingent liabilities are based upon management's assumptions and estimates, advice of legal counsel, or other third parties regarding the probable outcomes of the matter. Should the ultimate outcome differ from the assumptions and estimates, revisions to the estimated reserves for contingent liabilities would be recognized. Such contingent liabilities for Duquesne Light include, but are not limited to, restructuring liabilities (see Note C to the consolidated financial statements) and other commitments and contingencies (see Note K to the consolidated financial statements).

Results of Operations by Business Segment

     We report the results of our business segments, determined by products, services and regulatory environment as follows: (1) the transmission and distribution of electricity (electricity delivery business segment), (2) the supply of electricity (electricity supply business segment), and (3) the collection of transition costs (CTC business segment).

     With the completion of our generation asset sale in April 2000, the electricity supply business segment is now comprised solely of provider of last resort service.

     Note R, "Business Segments and Related Information," in the Notes to the Consolidated Financial Statements, shows the financial results of each principal business segment in tabular form. Following is a discussion of these results.

2001 Compared to 2000

     Electricity Delivery Business Segment. The electricity delivery business segment contributed $37.7 million to net income in 2001, consisting of $44.4 million before a restructuring charge of $6.7 million, as previously discussed. This is compared to $43.4 million in 2000, which included $7.3 million after tax related to the cumulative effect of a change in accounting principle for unbilled revenues. Excluding these one-time charges in both years, net income from the electricity delivery business segment was $8.3 million higher in 2001, primarily due to lower operating expenses resulting from the cost reduction initiatives that were begun in 2000.

     Operating revenues for this business segment are primarily derived from the delivery of electricity. Sales to residential and commercial customers are primarily influenced by weather conditions. Warmer summer and colder winter seasons lead to increased customer use of electricity for cooling and heating. Commercial sales also are affected by regional development. Sales to residential, commercial and industrial customers are influenced by national and global economic conditions.

     Operating revenues increased by $3.5 million or 1.1 percent compared to 2000. Residential sales increased 2.1 percent, primarily due to warmer summer weather in 2001. Commercial sales increased 1.3 percent, due to an increase in the number of commercial customers, while industrial sales decreased 8.3 percent, due to decreased consumption by steel manufacturers, including one major customer who has filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The following table sets forth kilowatt-hours (KWH) delivered to electric utility customers.

----------------------------------------------------------------------
                                                KWH Delivered
                                       -------------------------------
                                                (In Millions)
                                       -------------------------------
                                          2001      2000       Change
----------------------------------------------------------------------
Residential                              3,584     3,509        2.1%
Commercial                               6,241     6,162        1.3%
Industrial                               3,283     3,581       (8.3)%
------------------------------------------------------------
     KWH Sales                          13,108    13,252       (1.1)%
Cumulative effect of a change
   in accounting principle                  --       483            %
------------------------------------------------------------
     Total Sales                        13,108    13,735       (4.6)%
======================================================================

     Operating expenses for the electricity delivery business segment are primarily made up of costs to operate and maintain the transmission and distribution system; meter reading, billing and collection costs; customer service; administrative expenses; income taxes; and non-income taxes, such as gross receipts, property and payroll taxes. Operating expenses decreased by $11.2 million or 6.5 percent compared to 2000, due to cost reduction initiatives that were begun in 2000, as well as a reduction to our employee pension costs. (See Note L.)

     Depreciation and amortization expense includes the depreciation of electric delivery-related plant and equipment. There was an increase of $3.3 million or
5.9 percent compared to 2000 due primarily to net additions to property, plant and equipment during 2001.

     Other income consists primarily of interest income from the DQE loan receivable and our investment in the DQE Capital cash pool. Gains or losses resulting from the disposition of certain assets are also included here.

     Other income increased $5.8 million or 31.7 percent compared to 2000, primarily due to increased interest income from higher cash balances in 2001. (See Note A.)

     Interest and other charges include interest on long-term debt, other interest, and preferred stock dividends. In 2001, there was $8.9 million or 12.8 percent more interest and other charges allocated to the electricity business segment compared to 2000. Although we used the generation asset sale proceeds to retire debt, thus reducing our overall level of interest expense, all remaining financing costs after recapitalization are borne by the electricity delivery business segment.

     Electricity Supply Business Segment. In 2001, the electricity supply business segment reported net income of zero, compared with net income of $0.2 million in 2000. For all of 2001, and for the period from April 29 through December 31, 2000, this segment's financial results reflect our provider of last resort service arrangement with Orion, which is designed to be income neutral. Included in 2000 was $8.2 million related to the cumulative effect of a change in accounting principle for unbilled revenues.

     Operating revenues for this business segment are derived primarily from the supply of electricity for delivery to retail customers and the supply of electricity to wholesale customers. Retail energy requirements fluctuate as the number of customers participating in customer choice changes. Energy requirements for residential and commercial customers are also influenced by weather conditions; temperature extremes lead to increased customer use of electricity for cooling and heating. Commercial energy requirements are also affected by regional development. Energy requirements for industrial customers are primarily influenced by national and global economic conditions.

     Short-term sales to other utilities are made at market rates. Prior to the generation asset divestiture in April 2000, fluctuations in such sales were related to customer energy requirements, the energy market and transmission conditions, and the availability of generating stations. Following the divestiture, fluctuations result from excess daily energy deliveries to our electricity delivery system.

     Operating revenues increased $4.9 million or 1.2 percent compared to 2000. The increase in revenue is due to an increase in the average generation rate charged to customers as well as an increase in the percentage of customers who receive electricity through our provider of last resort service arrangement.

     The following table sets forth KWH supplied for customers who have not chosen an alternative generation supplier.

----------------------------------------------------------------------
                                                KWH Supplied
                                       -------------------------------
                                                (In Millions)
                                       -------------------------------
                                          2001     2000       Change
----------------------------------------------------------------------
Residential                              2,348    2,422        (3.1)%
Commercial                               5,367    4,436        21.0%
Industrial                               3,079    3,332        (7.6)%
------------------------------------------------------------
     KWH Sales                          10,794   10,190         5.9%
Cumulative effect of a change
   in accounting principle                  --      341
Sales to Other Utilities                   363      963       (62.3)%
------------------------------------------------------------
     Total Sales                        11,157   11,494        (2.9)%
======================================================================

   Operating expenses for the electricity supply business segment in 2001 consist of energy costs (i.e., to obtain energy from Orion for our provider of last resort service) and gross receipts tax, both of which fluctuate in direct relation to operating revenues. In 2000, such operating expenses included energy costs; costs to operate and maintain the power stations; administrative expenses; income taxes; and non-income taxes, such as gross receipts, property and payroll taxes.

   Fluctuations in energy costs in 2001 resulted from total KWH supplied through our provider of last resort arrangement. Fluctuations in energy costs in 2000 generally resulted from changes in the total KWH supplied, the mix between coal generated power and purchased power, the cost of fuel, and generating station availability.

   Operating expenses increased $17.5 million or 4.2 percent from 2000 as a result of an increase in the KWH supplied. This increase resulted from higher purchased power costs (related to our provider of last resort arrangement) following the generation asset sale, as opposed to the cost of power generated by our previously owned power stations. The cost under the arrangement is an average of $0.04 per KWH across all rate classes. (See "Provider of Last Resort.")

   Depreciation and amortization expense in 2000 included the depreciation of the power stations' plant and equipment through the generation asset sale.

   Other income decreased $2.8 million from 2000, because no other income has been allocated to this business segment since the generation asset sale.

   Interest and other charges include interest on long-term debt, other interest, and preferred stock dividends. In 2001, no interest expense was allocated to this business segment; in 2000, there was $21.2 million of allocated interest expense. All remaining financing costs following the generation asset sale are borne by the electricity delivery business segment.

   CTC Business Segment. In its final restructuring order issued in the second quarter of 1998, the PUC determined that we should recover most of the above-market costs of our generation assets, including plant and regulatory assets, through the collection of the competitive transition charge (CTC) from electric utility customers. On January 18, 2001, the PUC issued an order approving our final accounting for the proceeds of our April 2000 generation asset sale, including the net recovery of $276 million of sale-related transaction costs.

   For the CTC business segment, operating revenues are derived from the billing of generation-related transition costs of our electric delivery customers. We are allowed to earn an 11 percent pre-tax return on the net of tax CTC balance. As revenues are billed to customers on a monthly basis, we amortize the CTC balance. The resulting decrease in the CTC balance causes a decline in the return earned.

   In 2001, the CTC business segment reported net income of $12.3 million compared to $45.6 million in 2000, a decrease of $33.3 million or 73.0 percent.

   Operating revenues decreased $30.7 million or 9.2 percent due to a decrease in the average CTC rate charged to customers from 2000 to 2001.

   Operating expenses consist of gross receipts tax and income taxes, which fluctuate in direct relation to operating revenues and pre-tax earnings, respectively.

   Operating expenses decreased $19.1 million or 48.7 percent compared to 2000. As previously discussed, the decrease in the CTC balance from 2000 to 2001 caused a decline in the return we earned, which caused a corresponding decline in income tax expense.

   Depreciation and amortization expense consists of the amortization of transition costs. There was an increase of $21.7 million or 8.7 percent compared to 2000. As a result of the lower average CTC balance, there was less return earned in 2001. We now anticipate termination of the CTC collection period by mid-year 2002 for most major rate classes.


2000 Compared to 1999

   Electricity Delivery Business Segment. The electricity delivery business segment contributed $43.4 million to net income in 2000, compared to $38.7 million in 1999, an increase of $4.7 million or 12.1 percent. Included in 2000 is $7.3 million related to the cumulative effect of a change in accounting principle for unbilled revenues.

   Operating revenues increased by $9.1 million or 3.0 percent compared to 1999, due to an increase in sales to electric utility customers of 1.7 percent in 2000. Residential sales decreased 0.5 percent, primarily due to milder weather conditions in 2000. Commercial sales increased 2.3 percent, due to an increase in the number of commercial customers. Industrial sales increased 2.9 percent, due to increased consumption by steel manufacturers. The following table sets forth kilowatt-hours (KWH) delivered to electric utility customers.

----------------------------------------------------------------------
                                                KWH Delivered
                                       -------------------------------
                                                (In Millions)
                                       -------------------------------
                                          2000        1999     Change
----------------------------------------------------------------------
Residential                              3,509       3,526     (0.5)%
Commercial                               6,162       6,024      2.3 %
Industrial                               3,581       3,481      2.9 %
-----------------------------------------------------------
   KWH Sales                            13,252      13,031      1.7 %
Cumulative effect of a change
   in accounting principle                 483          --       --
-----------------------------------------------------------
   Total Sales                          13,735      13,031      5.4 %
======================================================================

   Operating expenses decreased by $14.6 million or 7.8 percent compared to 1999, due to cost reduction initiatives we began in 2000; cost savings related to the implementation of our automated Customer Advanced Reliability System
(CARS); and a reduction in employee pension costs.

   Depreciation and amortization expense increased $5.9 million or 11.7 percent compared to 1999. The increase is primarily attributed to more fixed assets plant being allocated to the delivery business in 2000, and the CARS system.

   Other income increased $3.2 million compared to 1999 primarily due to interest income earned from the generation asset sale proceeds, and was partially offset by reduced income following the dividend of certain subsidiaries to DQE.

   In 2000 there was $23.6 million or 51.4 percent more interest and other charges allocated to the electricity delivery business segment compared to 1999. All remaining financing costs after recapitalization are borne by the electricity delivery business segment.

   Electricity Supply Business Segment. In 2000, the electricity supply business segment reported net income of $0.2 million compared to $11.7 million in 1999, a decrease of $11.5 million or 98.3 percent. Included in 2000 is $8.2 million related to the cumulative effect of a change in accounting principle for unbilled revenues.

   Operating revenues decreased by $103.1 million or 19.5 percent compared to 1999. The decrease in revenues can be attributed primarily to a 71.2 percent decrease in sales to other utilities in 2000 compared to 1999. Subsequent to our generation asset sale, energy sales to other utilities are not significant. The following table sets forth KWH supplied for customers who have not chosen an alternative generation supplier.

-----------------------------------------------------------------------
                                                 KWH Supplied
                                      ---------------------------------
                                                 (In Millions)
                                      ---------------------------------
                                          2000        1999     Change
-----------------------------------------------------------------------
Residential                              2,422       2,533     (4.4)%
Commercial                               4,436       3,811     16.4 %
Industrial                               3,332       2,581     29.1 %
-----------------------------------------------------------
   KWH Sales                            10,190       8,925     14.2 %
Cumulative effect of a change
   in accounting principle                 341          --       --
Sales to Other Utilities                   963       3,347    (71.2)%
-----------------------------------------------------------
   Total Sales                          11,494      12,272     (6.3)%
=======================================================================

   Operating expenses decreased $41.2 million or 9.1 percent from 1999, as a result of reduced maintenance costs due to 1999 generation station outages and reduced non-fuel operating expenses associated with the December 1999 power station exchange. Partially offsetting these decreases was an increase in purchased power costs, related to our provider of last resort arrangement with Orion following the generation asset sale. The cost under the arrangement is an average of $0.04 per KWH across all rate classes. (See "Provider of Last Resort" discussion.) During 1999, the average production cost, both fuel and non-fuel operating and maintenance costs, was approximately $0.025 per KWH.

   Depreciation and amortization expense includes the depreciation of the power stations' plant and equipment through the date of the April 2000 generation asset sale and accrued nuclear decommissioning costs during 1999. There was a decrease of $24.1 million or 91.6 percent compared to 1999 due to the sale of the power stations' plant and equipment and the absence of nuclear decommissioning costs in 2000.

   Other income decreased $4.6 million or 62.2 percent compared to 1999, primarily due to less income being allocated to this business segment in 2000 following the generation asset sale.

   In 2000 there was a $22.7 million or 51.7 percent decrease in interest and other charges compared to 1999. The decrease reflects a lower level of interest expense from the retirement of debt with generation asset sale proceeds, and less interest expense allocated to this business segment in 2000 due to the generation asset sale.

   CTC Business Segment. In 2000, the CTC business segment reported net income of $45.6 million compared to $96.6 million in 1999, a decrease of $51.0 million or 52.8 percent.

   Operating revenues increased by $11.1 million or 3.4 percent compared to 1999. The increase in revenues can be attributed to a 1.7 percent increase in sales to electric utility customers from 1999.

   Operating expenses decreased $46.5 million or 54.3 percent from 1999 due to the decrease in pre-tax earnings.

   Depreciation and amortization expense increased by $154.0 million compared to 1999. By applying the $967 million of net proceeds from the generation asset sale to reduce transition costs, we earned a significantly lower return in 2000 compared to 1999. As a result, there was higher CTC amortization in 2000 as compared to 1999. In addition, we recorded $13.8 million of CTC amortization included in the cumulative effect of a change in accounting principle for unbilled revenues in 2000.

   Interest and other charges include interest on long-term debt, other interest, and preferred stock dividends. In 1999 there was $45.4 million of interest and other charges allocated to this business segment, while none was allocated in 2000.

L I Q U I D I T Y  A N D  C A P I T A L  R E S O U R C E S

SEC Statement on Disclosure

   On January 22, 2002, the SEC issued a statement encouraging expanded disclosure of certain items: off-balance sheet arrangements, contract trading activities, and transactions with related parties.

   We do not currently have any off-balance sheet financing arrangements. We are not involved in any commodity contract trading activities. As a wholly owned subsidiary of DQE, we are involved in various transactions with affiliates. (See Notes A and D.)

Future Capital Availability

   We expect to meet our current obligations and debt maturities through 2005 with funds generated from operations, through new financings, and short-term borrowings.

   All of our customers are now buying their generation directly from alternative suppliers or indirectly from Orion through the provider of last resort service arrangement. Although we bill provider of last resort customer revenues, we pass them on (net of gross receipts tax) to Orion. In addition, the bill for an average residential provider of last resort customer is expected to decrease, ultimately, by 16 percent with the final CTC collection. This decrease reflects the additional cost of electric capacity required by regional transmission organization (RTO) membership and the additional cost of RNR recovery (defined below). We also agreed to freeze our generation rates through 2004 and our transmission and distribution rates through 2003. However, we expect to realize a 0.5 cent per KWH margin through our extended provider of last resort arrangement. The margin ultimately realized will depend on, among other things, the number of customers who use the provider of last resort service from time to time, as well as the life of the extended arrangement with Orion. (See "Rate Matters.")

   We maintain a $150.0 million revolving credit agreement expiring in October 2002. We may convert the revolver into a term loan facility for a one-year period, for any amounts then outstanding upon expiration of the revolving credit period. The interest rate can, in accordance with the option selected at the time of the borrowing, be based on one of several indicators, including prime and Eurodollar rates. Commitment fees are based on the unborrowed amount of the commitment. We plan to extend the facility prior to its expiration. At December 31, 2001, no borrowings were outstanding.

   Under our credit facility, we are subject to financial covenants requiring us to maintain a maximum debt-to-capitalization ratio of 65.0 percent. At December 31, 2001 we were in compliance, having a debt-to-capitalization ratio of 58.8 percent.

   On October 29, 2001, we filed a shelf registration statement for up to $400.0 million of first mortgage bonds with the SEC. We expect to refinance existing debt using this shelf registration. Our ability to issue such debt will depend on, among other things, market demand and interest rates.

   In the first quarter of 2002, Moody's Investor Service, Standard & Poor's, and Fitch Ratings assessed our short and long term credit profiles. The ratings reflect the agencies' opinion of our overall financial strength.
Ratings impact our ability to access capital markets for investment and capital requirements, as well as the relative costs related to such liquidity capability. In general, the agencies reduced our long term credit ratings, although staying within the range considered to be investment grade. This ratings downgrade does not limit our ability to access our revolving credit facility; it does, however, impact the cost of maintaining the credit facility and the cost of any new debt. The agencies maintained the existing credit ratings for our short term debt. These ratings are not a recommendation to buy, sell or hold any of our securities, may be subject to revisions or withdrawal by the agencies at any time, and should be evaluated independently of each other and any other rating that may be assigned to our securities.

Financing

   In January 2002, we issued $125.0 million of commercial paper and loaned the proceeds to DQE; this loan is payable on demand. This commercial paper may, in turn, be refunded through other debt instruments available to us. In addition, $100.0 million of our first mortgage bonds mature in 2003, and will be funded with cash generated from operations, through new financings and short-term borrowings.

   During 2001, we invested $59.1 million in capital expenditures. We also paid $56.2 million in dividends on capital stock.

   At December 31, 2001, we had no current debt maturities, and no commercial paper borrowings outstanding. During 2001, there were no bank loans or commercial paper borrowings outstanding.

   During 2000, we invested $89.8 million in capital expenditures and $32.0 million in acquisitions. We also paid $285.5 million in dividends on capital stock.

   At December 31, 2000, we had $0.8 million of current debt maturities and no commercial paper borrowings outstanding. During 2000, the maximum amount of bank loans and commercial paper borrowings outstanding was $189.5 million, the amount of average daily borrowings was $7.0 million, and the weighted average daily interest rate was 6.8 percent.

   During 1999, we invested $100.0 million in capital expenditures, and $62.0 million in nuclear decommissioning and other long-term investments. In connection with the power station exchange, we paid approximately $234.0 million in termination costs and $43.0 million in related taxes to cancel the Beaver Valley Unit 2 lease.

   At December 31, 1999, we had $137.0 million of commercial paper borrowings outstanding, and $400.0 million of current debt maturities. During 1999, the maximum amount of bank loans and commercial paper borrowings outstanding was $163.1 million, the amount of average daily borrowings was $19.4 million, and the weighted average daily interest rate was 5.6 percent.

Capital Expenditures

   We spent approximately $59.1 million, $89.8 million and $100.3 million in 2001, 2000 and 1999 for electric utility construction. We estimate that we will spend, excluding allowance for funds used during construction (AFC), approximately $70.0 million for electric utility construction in each of the years 2002, 2003 and 2004.

Acquisitions and Dispositions

   During 2001, we sold a portion of our affordable housing portfolio, receiving proceeds of approximately $3.4 million, which approximated book value.

   In 2000, we completed the sale of our generation assets to Orion for approximately $1.7 billion dollars.

   Also during 2000, we purchased from Itron, Inc. the CARS system, the automated electronic meter reading system developed by Itron for use with our electricity utility customers. We had previously leased these assets.

   During 1999, we completed the power station exchange with FirstEnergy, which included the assumption of $359.2 million of sale leaseback obligation bonds in conjunction with the termination of the Beaver Valley Unit 2 lease.

Long-Term Investments

   We did not make long-term investments in 2001 and 2000. In 2000 we declared a dividend involving our investments in landfill and coal-bed methane gas reserves to DQE.

   During 1999, we invested approximately $60.0 million in the nuclear decommissioning trust funds, in order to fully fund the decommissioning liability, prior to transferring both the trust funds and the liability to FirstEnergy in the power station exchange. Cash related to this funding was collected during the year through the CTC component of customer bills.

Contractual Obligations and Commercial Commitments

   We have certain contractual obligations and commercial commitments that extend beyond 2002, as set forth in the following tables:

Payments Due By Period
---------------------------------------------------------------------------------------------------------------------
                                                                             (In Millions)
                                                 --------------------------------------------------------------------
                                                    2002        2003        2004       2005       2006       After
                                                 --------------------------------------------------------------------
Long-Term Debt                                     $   --     $ 100.0     $ 100.4     $  0.4     $  0.4     $ 862.6
Capital Lease Obligations                             0.7         0.7         0.7        0.7        0.7         0.9
Operating Leases                                      3.3         3.3         3.5        3.8        3.8        20.3
---------------------------------------------------------------------------------------------------------------------
   Total Contractual Cash Obligations              $  4.0     $ 104.0     $ 104.6     $  4.9     $  4.9     $ 883.8
=====================================================================================================================

Other Commercial Commitments
---------------------------------------------------------------------------------------------------------------------
                                                                             (In Millions)
                                                 --------------------------------------------------------------------
                                                   Less than                                More than
                                                     1 year      1-3 years     4-5 years     5 years        Total
                                                 --------------------------------------------------------------------
Revolving Credit Agreement (a)                       $   --       $ 150.0       $    --       $   --       $ 150.0
Standby Letters of Credit (a)                           9.5            --            --           --           9.5
Surety Bonds (b)
   Commercial                                          43.3            --            --           --          43.3
   Contract                                             0.3            --            --           --           0.3
---------------------------------------------------------------------------------------------------------------------
   Total Commercial Commitments                      $ 53.1       $ 150.0       $    --       $   --       $ 203.1
=====================================================================================================================

(a) Revolving Credit Agreement and Letters of Credit are typically for a 364-day period and are renewed annually. See "Short-Term Borrowing and Revolving Credit Arrangements," Note H.

(b) Surety bonds are renewed annually. Some of the commercial bonds cover regulatory and contractual obligations which exceed a one-year period.

RATE MATTERS

Competition and the Customer Choice Act

   The Pennsylvania Electricity Generation Customer Choice and Competition Act (Customer Choice Act) enables electric utility customers to purchase electricity at market prices from a variety of electric generation suppliers. As of December 31, 2001 and February 28, 2002, approximately 78.1 percent and 78.4 percent measured on a KWH basis, respectively, and approximately 76.8 percent and 75.5 percent on a non-coincident peak load basis, respectively, of our customers received electricity through our provider of last resort service arrangement with Orion (discussed below). The remaining customers are provided with electricity through alternative generation suppliers. As alternative generation suppliers enter and exit the retail supply business, the number of customers participating in our provider of last resort service will fluctuate.

   Customers who select an alternative generation supplier pay for generation charges set competitively by that supplier, and pay us a CTC (discussed below) and transmission and distribution charges. Electricity delivery (including transmission, distribution and customer service) remains regulated in substantially the same manner as under historical regulation.

   Customer choice and electricity generation deregulation impact traditional Pennsylvania tax revenues. In order for the state's total revenues to remain unchanged, a revenue neutral reconciliation tax (RNR) is applied to recover a shortfall or refund any excess revenues on an annual basis. On November 30, 2001, the Pennsylvania Department of Revenue published an increased RNR rate of 15 mills, effective January 1, 2002, in order to recover a current shortfall. Pennsylvania electric distribution companies, such as Duquesne Light, are permitted to recover this cost from consumers on a current basis. On December 21, 2001, the PUC approved our request for the recovery of approximately $13 million of costs we will incur in 2002 due to the RNR. Since January 2002, our customer bills have reflected an approximate two percent increase.

Regional Transmission Organization

   FERC Order No. 2000 calls on transmission-owning utilities such as Duquesne Light to join regional transmission organizations (RTOs). We are committed to ensuring a stable, plentiful supply of electricity for our customers. Toward that end, we anticipate joining the PJM West RTO, which is currently in the final stages of approval before the FERC. In late 2001 and early 2002, we entered into agreements under which FirstEnergy Solutions and Orion will supply the electric capacity required to meet our anticipated capacity credit obligations in PJM West through 2004. These agreements are subject to, among other conditions, regulatory approval which we will be seeking. We will also be seeking to recover the cost of capacity under these agreements from customers, as contemplated by the PUC's order approving the extension of our provider of last resort arrangement.

   Our participation in the PJM West RTO is conditioned upon regulatory approval of the agreements, as well as satisfactory recovery of associated costs. Notwithstanding any such additional costs, customer bills are expected to decrease as the CTC is collected for each customer class. (See "Competitive Transition Charge" and "Provider of Last Resort" discussions below.) Our inclusion in this RTO will put the region's transmission facilities under common control to enhance reliability to customers.

Competitive Transition Charge

   In its final restructuring order issued in the second quarter of 1998, the PUC determined that we should recover most of the above-market costs of our generation assets, including plant and regulatory assets, through the collection of the CTC from electric utility customers. On January 18, 2001, the PUC approved our final accounting for the proceeds of our April 2000 generation asset sale, including the net recovery of $276.0 million of sale-related transaction costs. Applying the net generation asset sale proceeds to reduce transition costs, we now anticipate termination of the CTC collection period by mid-year 2002 for most major rate classes. Ultimately, the bill is expected to decrease approximately 16 percent for an average residential customer who takes provider of last resort service from us pursuant to the second agreement with Orion discussed below. This decrease reflects the additional cost of electric capacity required by RTO membership and the additional cost of RNR recovery. (See "Regional Transmission Organization" and "Competition and Customer Choice Act" discussions above.) The transition costs, as reflected on the consolidated balance sheet, are being amortized over the same period that the CTC revenues are being recognized.

   For regulatory purposes, the unrecovered balance of transition costs that remained following the generation asset sale was approximately $141.9 million ($86.6 million net of tax) at December 31, 2001, on which we are allowed to earn an 11.0 percent pre-tax return. This amount includes recovery of an additional $10 million approved by the PUC in early 2002 relating to the December 1999 power station exchange. A lower amount is shown on the balance sheet due to the accounting for unbilled revenues.

Provider of Last Resort

    Although no longer a generation supplier, as the provider of last resort for all customers in our service territory, we must provide electricity for any customer who does not choose an alternative generation supplier, or whose supplier fails to deliver. As part of the generation asset sale, Orion agreed to supply us with all of the electric energy necessary to satisfy our provider of last resort obligations during the CTC collection period. In December 2000, the PUC approved a second agreement that extends Orion's provider of last resort arrangement (and the PUC-approved rates for the supply of electricity) beyond the final CTC collection through 2004 (POLR II). The agreement also permits us, following CTC collection, an average margin of 0.5 cents per KWH supplied through this arrangement. Except for this margin, these agreements, in general, effectively transfer to Orion the financial risks and rewards associated with our provider of last resort obligations. While we retain the collection risk for the electricity sales, a component of our regulated delivery rates is designed to cover the cost of a normal level of uncollectible accounts.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   The information regarding market risk required by this item is set forth in
Item 1 under the heading "Market Risk."

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS' REPORT

To the Directors and Shareholder of Duquesne Light Company:

   We have audited the accompanying consolidated balance sheets of Duquesne Light Company (a wholly owned subsidiary of DQE, Inc.) and its subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, retained earnings, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of Duquesne Light Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Duquesne Light Company and its subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

   As discussed in Note A to the consolidated financial statements, Duquesne Light Company changed its method of accounting for unbilled revenues as of January 1, 2000.


/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
January 29, 2002

Consolidated Statements of Income
-------------------------------------------------------------------------------------------------------
                                                                          (Thousands of Dollars)
                                                              -----------------------------------------
                                                                          Year Ended December 31,
                                                              -----------------------------------------
                                                                   2001          2000         1999
-------------------------------------------------------------------------------------------------------
Operating Revenues:
Sales of Electricity:
   Residential                                                  $   371,666   $  373,154    $   401,409
   Commercial                                                       456,330      425,451        437,904
   Industrial                                                       189,386      206,687        183,112
-------------------------------------------------------------------------------------------------------
   Customer revenues                                              1,017,382    1,005,292      1,022,425
   Utilities                                                         10,686       29,412         76,303
-------------------------------------------------------------------------------------------------------
Total Sales of Electricity                                        1,028,068    1,034,704      1,098,728
Other                                                                25,521       41,160         60,072
-------------------------------------------------------------------------------------------------------
     Total Operating Revenues                                     1,053,589    1,075,864      1,158,800
-------------------------------------------------------------------------------------------------------

Operating Expenses:
Fuel and purchased power                                            414,309      347,859        225,182
Other operating                                                      99,576      140,409        253,252
Restructuring                                                        10,806           --             --
Maintenance                                                          23,704       50,623         75,400
Depreciation and amortization                                       331,044      308,154        172,424
Taxes other than income taxes                                        51,500       58,172         84,532
Income taxes                                                         18,383       27,476         88,246
-------------------------------------------------------------------------------------------------------
     Total Operating Expenses                                       949,322      932,693        899,036
-------------------------------------------------------------------------------------------------------
Operating Income                                                    104,267      143,171        259,764
-------------------------------------------------------------------------------------------------------

Other Income and (Deductions):
Interest and dividend income                                         31,925       20,892          5,923
Income taxes                                                        (13,042)     (14,105)       (12,119)
Other                                                                 5,232       14,357         28,686
-------------------------------------------------------------------------------------------------------
     Total Other Income                                              24,115       21,144         22,490
-------------------------------------------------------------------------------------------------------
Income Before Interest and Other Charges                            128,382      164,315        282,254
-------------------------------------------------------------------------------------------------------

Interest Charges:
Interest on long-term debt                                           62,308       73,545         79,454
Other interest                                                          660        3,149         40,054
Allowance for borrowed funds used during construction                  (570)      (2,030)          (836)
-------------------------------------------------------------------------------------------------------
     Total Interest Charges                                          62,398       74,664        118,672
-------------------------------------------------------------------------------------------------------
Company Obligated Mandatorily Redeemable Preferred
     Trust Securities Dividend Requirements                          12,562       12,562         12,562
-------------------------------------------------------------------------------------------------------
Income Before Cumulative Effect                                      53,422       77,089        151,020
Cumulative Effect of Change in Accounting Principle - Net                --       15,495             --
-------------------------------------------------------------------------------------------------------
Net Income After Cumulative Effect                                   53,422       92,584        151,020
=======================================================================================================
Dividends on Preferred and Preference Stock                           3,456        3,411          3,998
-------------------------------------------------------------------------------------------------------
   Earnings for Common Stock, After Cumulative Effect           $    49,966   $   89,173    $   147,022
=======================================================================================================

See notes to consolidated financial statements.

Consolidated Balance Sheets

------------------------------------------------------------------------------------------------------------
                                                                                   (Thousands of Dollars)
                                                                                ----------------------------
                                                                                      As of December 31,
                                                                                ----------------------------
ASSETS                                                                                2001          2000
------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment:
Electric plant in service                                                       $  1,877,887  $  1,853,043
Construction work in progress                                                         48,742        57,462
Property held under capital leases                                                    10,231        17,842
Other                                                                                 35,469        36,765
------------------------------------------------------------------------------------------------------------
   Gross property, plant and equipment                                             1,972,329     1,965,112
   Less: Accumulated depreciation and amortization                                  (627,443)     (620,767)
------------------------------------------------------------------------------------------------------------
     Total Property, Plant and Equipment - Net                                     1,344,886     1,344,345
------------------------------------------------------------------------------------------------------------
Long-Term Investments:
Investment in DQE common stock                                                        23,699        41,306
Other investments                                                                      5,223         8,253
------------------------------------------------------------------------------------------------------------
     Total Long-Term Investments                                                      28,922        49,559
------------------------------------------------------------------------------------------------------------

Current Assets:
Investment in DQE Capital Cash Pool                                                  314,804       173,524
------------------------------------------------------------------------------------------------------------
Receivables:
   Electric customer accounts receivable                                             133,701       134,187
   DQE loan receivable                                                               250,000       250,000
   Other utility receivables                                                           3,186        16,578
   Affiliate receivables                                                              23,935        12,924
   Other receivables                                                                  12,940        20,828
   Less: Allowance for uncollectible accounts                                         (6,307)       (9,813)
------------------------------------------------------------------------------------------------------------
     Total Receivables - Net                                                         417,455       424,704
------------------------------------------------------------------------------------------------------------
Materials and supplies                                                                22,166        24,077
Other current assets                                                                  19,323        28,969
------------------------------------------------------------------------------------------------------------
     Total Current Assets                                                            773,748       651,274
------------------------------------------------------------------------------------------------------------

Other Non-Current Assets:
Transition costs                                                                     134,340       396,379
Regulatory assets                                                                    267,167       277,333
Other                                                                                 11,140         9,470
------------------------------------------------------------------------------------------------------------
     Total Other Non-Current Assets                                                  412,647       683,182
------------------------------------------------------------------------------------------------------------
     Total Assets                                                               $  2,560,203  $  2,728,360
============================================================================================================

See notes to consolidated financial statements.

Consolidated Balance Sheets

---------------------------------------------------------------------------------------------------------------------
                                                                                           (Thousands of Dollars)
                                                                                        -----------------------------
                                                                                             As of December 31,
                                                                                        -----------------------------
CAPITALIZATION AND LIABILITIES                                                               2001           2000
---------------------------------------------------------------------------------------------------------------------
Capitalization:
Common stock (authorized - 90,000,000 shares, issued and outstanding - 10 shares)        $         --   $        --
Capital surplus                                                                               483,295       483,275
Retained earnings                                                                              44,370        47,104
Accumulated other comprehensive income (loss)                                                  (1,012)        9,178
---------------------------------------------------------------------------------------------------------------------
     Total Common Stockholder's Equity                                                        526,653       539,557
---------------------------------------------------------------------------------------------------------------------
Company Obligated Mandatorily Redeemable Preferred Trust Securities                           150,000       150,000
---------------------------------------------------------------------------------------------------------------------
Preferred and Preference Stock
   (aggregate involuntary liquidation value of $80,304 and $81,035):
Non-redeemable preferred stock                                                                 60,608        60,608
Non-redeemable preference stock                                                                17,239        18,028
---------------------------------------------------------------------------------------------------------------------
   Total preferred and preference stock before deferred ESOP benefit                           77,847        78,636
Deferred employee stock ownership plan (ESOP) benefit                                          (3,363)       (6,583)
---------------------------------------------------------------------------------------------------------------------
     Total Preferred and Preference Stock                                                      74,484        72,053
---------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                              1,061,078     1,060,834
---------------------------------------------------------------------------------------------------------------------
     Total Capitalization                                                                   1,812,215     1,822,444
---------------------------------------------------------------------------------------------------------------------
Obligations Under Capital Leases                                                                3,061        10,319
---------------------------------------------------------------------------------------------------------------------
Current Liabilities:
Accounts payable                                                                               94,248       106,021
Payable to affiliates                                                                          37,294         1,456
Accrued liabilities                                                                            17,631        34,644
Dividends declared                                                                             14,879        18,035
Current debt maturities                                                                            --           795
Other                                                                                          22,239        27,173
---------------------------------------------------------------------------------------------------------------------
     Total Current Liabilities                                                                186,291       188,124
---------------------------------------------------------------------------------------------------------------------
Non-Current Liabilities:
Deferred income taxes - net                                                                   418,299       519,426
Warwick mine liability                                                                         35,033        40,110
Other                                                                                         105,304       147,937
---------------------------------------------------------------------------------------------------------------------
     Total Non-Current Liabilities                                                            558,636       707,473
---------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Notes A through P)
---------------------------------------------------------------------------------------------------------------------
     Total Capitalization and Liabilities                                                $  2,560,203   $ 2,728,360
=====================================================================================================================

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------------------------------------------
                                                                                    (Thousands of Dollars)
                                                                            ---------------------------------------
                                                                                    Year Ended December 31,
                                                                            ---------------------------------------
                                                                               2001         2000           1999
-------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income                                                                  $   53,422   $   92,584     $   151,020
Principal non-cash charges (credits) to net income:
     Depreciation and amortization                                             331,044      308,154         172,424
     Restructuring charge                                                       10,806           --              --
     Capital lease, nuclear fuel and investment amortization                       999        4,156          35,216
     Gain on disposition of investments                                            (58)          --          (7,573)
     Investment income                                                              --       (2,995)        (34,753)
     Cumulative effect of a change in accounting principles - net                   --      (15,495)             --
     Deferred taxes                                                            (82,714)    (109,006)         12,578
Changes in working capital other than cash                                    (178,170)    (179,015)        (27,536)
Other                                                                          (16,202)     (33,908)         13,816
-------------------------------------------------------------------------------------------------------------------
     Net Cash Provided From Operating Activities                               119,127       64,475         315,192
-------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Proceeds from sale of generation assets, net of
   federal income tax payment of $ 157,424                                          --    1,547,607              --
Proceeds from disposition of investments                                         4,981       21,144          20,149
Funding of nuclear decommissioning trust                                            --           --         (59,861)
Long-term investments                                                               --           --          (2,289)
Acquisition                                                                         --      (32,000)             --
Capitalized divestiture costs                                                       --      (78,752)        (47,449)
Construction expenditures                                                      (59,098)     (89,774)       (100,280)
Loan to DQE                                                                         --     (250,000)             --
Other                                                                           (3,823)     (13,684)          5,168
-------------------------------------------------------------------------------------------------------------------
     Net Cash Provided From (Used In) Investing Activities                     (57,940)   1,104,541        (184,562)
-------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Reductions of long-term obligations:
     Capital leases                                                             (7,611)        (110)        (42,423)
     Long-term debt                                                                 --     (749,236)        (75,000)
Dividends on capital stock                                                     (56,156)    (285,500)       (206,997)
Commercial paper                                                                    --     (136,594)        136,594
Issuance of debt                                                                    --           --         290,000
Beaver Valley lease termination                                                     --           --        (277,226)
Other                                                                            2,580      (13,644)          7,339
-------------------------------------------------------------------------------------------------------------------
     Net Cash Used In Financing Activities                                  $  (61,187)  (1,185,084)       (167,713)
-------------------------------------------------------------------------------------------------------------------
Net decrease in cash                                                                --      (16,068)        (37,083)
Cash, beginning of period                                                           --       16,068          53,151
-------------------------------------------------------------------------------------------------------------------
     Cash, End of Period                                                    $       --   $       --     $    16,068
===================================================================================================================

Supplemental Cash Flow Information
-------------------------------------------------------------------------------------------------------------------
Cash paid during the year for:
Interest (net of amount capitalized)                                        $   61,205   $   79,054     $    76,950
Income taxes                                                                $   83,034   $  290,431     $    83,962
-------------------------------------------------------------------------------------------------------------------
Non-cash investing and financing activities:
Dividend of subsidiary companies' assets                                    $       --   $  (61,578)    $        --
Assumption of debt in conjunction with Beaver Valley 2 lease termination    $       --   $       --     $   359,236
-------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

---------------------------------------------------------------------------------------------------------------
                                                                                    (Thousands of Dollars)
                                                                                 ------------------------------
                                                                                     Year Ended December 31,
                                                                                 ------------------------------
                                                                                    2001       2000      1999
---------------------------------------------------------------------------------------------------------------
Net income                                                                       $ 53,422   $ 92,584  $ 151,020
Other comprehensive income:
   Unrealized holding losses arising during the year,
     net of tax of $(7,227), $(2,492) and (6,387)                                 (10,190)    (3,514)    (9,005)
---------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                             $ 43,232   $ 89,070  $ 142,015
===============================================================================================================

See notes to consolidated financial statements.

Consolidated Statements of Retained Earnings

---------------------------------------------------------------------------------------------------------------
                                                                                    (Thousands of Dollars)
                                                                                 ------------------------------
                                                                                       As of December 31,
                                                                                 ------------------------------
                                                                                    2001       2000      1999
---------------------------------------------------------------------------------------------------------------
Balance at beginning of year                                                     $ 47,104   $ 39,931   $ 27,646
   Net income                                                                      53,422     92,584    151,020
   Dividends declared                                                             (56,156)   (85,411)  (138,735)
---------------------------------------------------------------------------------------------------------------
   Balance at End of Year                                                        $ 44,370   $ 47,104   $ 39,931
===============================================================================================================

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

A. ACCOUNTING POLICIES

Consolidation

   Duquesne Light Company is a wholly owned subsidiary of DQE, Inc. We are engaged in the transmission and distribution of electric energy.

   Our subsidiaries are primarily involved in operating our automated meter reading technology and providing financing to certain affiliates.

   The consolidated financial statements include the accounts of Duquesne Light and our wholly owned subsidiaries. The equity method of accounting is used when we have 20 to 50 percent interest in other companies. Under the equity method, original investments are recorded at cost and adjusted by our share of undistributed earnings or losses of these companies. All material intercompany balances and transactions have been eliminated in the consolidation.

Basis of Accounting

   We are subject to the accounting and reporting requirements of the Securities and Exchange Commission (SEC). Our electricity delivery business is also subject to regulation by the Pennsylvania Public Utility Commission (PUC) and the Federal Energy Regulatory Commission (FERC) with respect to rates for delivery of electric power, accounting and other matters.

   As a result of our PUC-approved restructuring plan, the electricity supply segment does not meet the criteria of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Pursuant to the PUC's final restructuring order, and as provided in the Pennsylvania Electricity Generation Customer Choice and Competition Act (Customer Choice Act), generation-related transition costs are being recovered through a competitive transition charge (CTC) collected in connection with providing transmission and distribution services, and these assets have been reclassified accordingly. The balance of transition costs was adjusted by receipt of the generation asset sale proceeds during the second quarter of 2000. The electricity delivery business segment continues to meet SFAS No. 71 criteria, and accordingly reflects regulatory assets and liabilities consistent with cost-based ratemaking regulations. The regulatory assets represent probable future revenue, because provisions for these costs are currently included, or are expected to be included, in charges to electric utility customers through the ratemaking process. (See Note B.) These regulatory assets as of December 31, 2001 and 2000 consist of a regulatory tax receivable of approximately $225.6 million and $236.7 million, unamortized debt costs of approximately $28.9 million and $30.4 million and deferred employee costs of approximately $12.7 million and $10.2 million, respectively.

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions with respect to values and conditions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period also may be affected by the estimates and assumptions management is required to make. We evaluate these estimates on an ongoing basis, using historical experience, consultation with experts, and other methods we consider reasonable in the particular circumstances. Nevertheless, actual results could differ significantly from our estimates.

Revenues from Utility Sales

   Our electric utility operations provide service to approximately 586,000 direct customers in southwestern Pennsylvania (including in the City of Pittsburgh), a territory of approximately 800 square miles. Our meters are read monthly, and electric utility customers are billed on the same basis. On January 1, 2000, we adopted the policy of recording unbilled customer revenues to better reflect the revenues generated from the amount of energy supplied and delivered to electric utility customers in a given accounting period. Previously, revenues from electric utility customers were recorded in the accounting period for which they were billed. Revenues recorded now reflect actual customer usage in an accounting period, regardless of when billed. The effect of this new policy is reflected on the income statement, net of tax and associated expenses, as a cumulative effect of a change in accounting principle in 2000, which totaled $15.5 million.

Depreciation and Amortization

   Depreciation of utility property, plant and equipment is recorded on a straight-line basis over the estimated remaining useful lives of properties. Depreciation expense of $59.7 million, $58.6 million and $62.6 million was recorded in 2001, 2000 and 1999. Depreciation and amortization of other properties are calculated on various bases. Amortization of transition costs represents the difference between CTC revenues billed to customers (net of gross receipts tax) and the allowed return on our unrecovered net of tax transition cost balance (11 percent pre-tax).

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

   For the electricity delivery business segment, we recognize a regulatory asset for deferred tax liabilities that are expected to be recovered from customers through rates. (See "Rate Matters," Note B, and "Income Taxes," Note I.) Reversals of accumulated deferred income taxes are included in income tax expense.

Other Operating Revenues and Other Income

   Other operating revenues include non-kilowatt-hour (KWH) electric utility revenues, such as transmission fees charged to other utilities that use our transmission system. In addition, we charge rental fees to third parties who have cable or other equipment attached to our utility poles and transmission towers, or who have cable included in our underground ducts.

   Following our generation asset sale, other income consists primarily of interest income from the DQE loan receivable and our investment in the DQE Capital cash pool. Our average loan and investment balance in 2001 and 2000 was $474.1 million and $205.7 million, respectively, which earned interest at an average rate of 6.1 percent and 7.7 percent, respectively. Gains or losses resulting from the disposition of certain assets are also included here.

Receivables

   Receivables on the balance sheet are comprised of outstanding billings for electric customers and other utilities. In addition, at December 31, 2001 and 2000, electric customer receivables reflect amounts related to unbilled revenues of $36.6 million and $41.5 million, respectively.

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

Investment in DQE Capital Cash Pool

   We participate in a cash pool arrangement with our affiliate, DQE Capital Corporation, and its affiliates. Through this arrangement, available cash is invested and interest is earned daily at a market rate. The amounts shown on the consolidated balance sheets as investment in the DQE Capital cash pool reflect the amounts DQE Capital uses in its on-lending operations to affiliates. Provisions of the DQE Capital cash pool provide us immediate accessibility for our operational cash needs. Interest is paid monthly and is reflected in other income on the consolidated statements of income.

Contingent Liabilities

   We establish reserves for estimated loss contingencies when it is management's assessment that a loss is probable and the amount can be reasonably estimated. Revisions to contingent liabilities are reflected in income in the period in which different facts or information become known, or circumstances change, that affect the previous assumptions with respect to the likelihood or amount of loss. Reserves for contingent liabilities are based upon management's assumptions and estimates, advice of legal counsel, or other third parties regarding probable outcomes of the matter. Should the ultimate outcome differ from the assumptions and estimates, revisions to the estimated reserves for contingent liabilities would be recognized. Such contingent liabilities for Duquesne Light include, but are not limited to, restructuring liabilities (see Note C) and other commitments and contingencies (see Note K).

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

Derivatives

   On January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," the impact of which was not significant to our financial statements.

Dividends

   DQE's dividend policy requires subsidiaries to dividend their net income, if cash is available. In addition, special dividends are declared periodically related to proceeds from asset sales and other special circumstances. During the years ended December 31, 2001 and 2000, we declared cash dividends of $52.7 million and $82.0 million, respectively, to DQE as estimates of our net income for the year. Following the sale of our generation assets in 2000, we declared a special cash dividend of $200.0 million to DQE. This dividend was reflected on the consolidated balance sheets as a reduction to capital surplus.

Reclassification

   The 2000 and 1999 consolidated financial statements have been reclassified to conform with the 2001 presentation.

Recent Accounting Pronouncements

   In June 2001 the Financial Accounting Standards Board (FASB) issued three new accounting standards, SFAS No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangibles" and SFAS No. 143, "Accounting for Asset Retirement Obligations."

   SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations with limited exceptions for combinations initiated prior to July 1, 2001. We do not believe that the adoption of SFAS No. 141 will have a significant impact on our financial statements.

   SFAS No. 142, which became effective January 1, 2002, discontinues the requirement for amortization of goodwill and indefinite-lived intangible assets, and instead requires an annual review for the impairment of those assets. Impairment is to be examined more frequently if certain indicators appear. Intangible assets with a determinable life will continue to be amortized. As of December 31, 2001, we have no goodwill or other intangible assets that will be subject to the transitional assessment provisions of SFAS No. 142.

   SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, this standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair value can be made. The entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. The capitalized cost is then depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. The standard is effective for fiscal years beginning after June 15, 2002. We are currently evaluating, but have yet to determine, the impact that the adoption of SFAS No. 143 will have on our financial statements.

   In August 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." The statement requires that all long-lived assets to be held and used continue to be evaluated for impairment similar to SFAS No. 121. The statement also requires that all long-lived assets to be sold be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured on a net realizable value basis and will not include amounts for future operating losses. The statement also broadens the reporting requirements for discontinued operations to include disposal transactions of all components of an entity (rather than segments of a business). Components of an entity include operations and cash flows that can be clearly distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. The statement is effective for fiscal years beginning after December 15, 2001. We are currently evaluating, but have yet to determine, the impact that the adoption of SFAS No. 144 will have on our financial statements.


B. R A T E  M A T T E R S

Competition and the Customer Choice Act

   The Customer Choice Act enables electric utility customers to purchase electricity at market prices from a variety of electric generation suppliers. As of December 31, 2001, approximately 78.1 percent of our customers measured on a KWH basis and approximately 76.8 percent on a non-coincident peak load basis received electricity through our provider of last resort service arrangement with Orion (discussed below). The remaining customers are provided with electricity through alternative generation suppliers. As alternative generation suppliers enter and exit the retail supply business, the number of customers participating in our provider of last resort service will fluctuate.

   Customers who select an alternative generation supplier pay for generation charges set competitively by that supplier, and pay us a CTC (discussed below) and transmission and distribution charges. Electricity delivery (including transmission, distribution and customer service) remains regulated in substantially the same manner as under historical regulation.

   Customer choice and electricity generation deregulation impact traditional Pennsylvania tax revenues. In order for the state's total revenues to remain unchanged, a revenue neutral reconciliation tax (RNR) is applied to recover a shortfall or refund any excess revenues on an annual basis. On November 30, 2001, the Pennsylvania Department of Revenue published an increased RNR rate of 15 mills, effective January 1, 2002, in order to recover a current shortfall. Pennsylvania electric distribution companies, such as Duquesne Light, are permitted to recover this cost from consumers on a current basis. On December 21, 2001, the PUC approved our request for the recovery of approximately $13 million of costs we will incur in 2002 due to the RNR. Since January 2002, our customer bills have reflected an approximate two percent increase.

Regional Transmission Organization

   FERC Order No. 2000 calls on transmission-owning utilities such as Duquesne Light to join regional transmission organizations (RTOs). We are committed to ensuring a stable, plentiful supply of electricity for our customers. Toward that end, we anticipate joining the PJM West RTO, which is currently in the final stages of approval before the FERC. In late 2001 and early 2002, we entered into agreements under which FirstEnergy Solutions and Orion will supply the electric capacity required to meet our anticipated capacity credit obligations in PJM West through 2004. These agreements are subject to, among other conditions, regulatory approval which we will be seeking. We will also be seeking to recover the cost of capacity under these agreements from customers as contemplated by the PUC's order approving the extension of our provider of last resort arrangement.

   Our participation in the PJM West RTO is conditioned upon regulatory approval of the agreements, as well as satisfactory recovery of associated costs. Notwithstanding any such additional costs, customer bills are expected to decrease as the CTC is collected for each customer class. (See "Competitive Transition Charge" and "Provider of Last Resort" discussions below.) Our inclusion in this RTO will put the region's transmission facilities under common control to enhance reliability to customers.

Competitive Transition Charge

   On December 3, 1999, we completed the exchange of our partial interests in five power plants for three wholly owned power plants from FirstEnergy Corp. In connection with this exchange, we terminated the Beaver Valley Unit 2 lease in the fourth quarter of 1999.

   On April 28, 2000, we completed the sale of our generation assets to Orion. Orion purchased all of our power stations, including those received from FirstEnergy, for approximately $1.7 billion.

   In its final restructuring order issued in the second quarter of 1998, the PUC determined that we should recover most of the above-market costs of its generation assets, including plant and regulatory assets, through the collection of the CTC from electric utility customers. On January 18, 2001, the PUC approved our final accounting for the proceeds of our April 2000 generation asset sale, including the net recovery of $276.0 million of sale-related transaction costs. Applying the net generation asset sale proceeds to reduce transition costs, we now anticipate termination of the CTC collection period by mid-year 2002 for most major rate classes. Ultimately, the bill is expected to decrease approximately 16 percent for an average residential customer who takes provider of last resort service from us pursuant to the second agreement with Orion discussed below. This decrease reflects the additional cost of electric capacity required by RTO membership and the additional cost of RNR recovery. (See "Regional Transmission Organization" and "Competition and Customer Choice Act" discussions above.) The transition costs, as reflected on the consolidated balance sheet, are being amortized over the same period that the CTC revenues are being recognized.

   For regulatory purposes, the unrecovered balance of transition costs that remained following the generation asset sale was approximately $141.9 million ($86.6 million net of tax) at December 31, 2001, on which we are allowed to earn an 11.0 percent pre-tax return. This amount includes recovery of an additional $10 million approved by the PUC in early 2002 relating to the December 1999 power station exchange. A lower amount is shown on the balance sheet due to the accounting for unbilled revenues.

Provider of Last Resort

    Although no longer a generation supplier, as the provider of last resort for all customers in our service territory, we must provide electricity for any customer who does not choose an alternative generation supplier, or whose supplier fails to deliver. As part of the generation asset sale, Orion agreed to supply us with all of the electric energy necessary to satisfy our provider of last resort obligations during the CTC collection period. In December 2000, the PUC approved a second agreement that extends Orion's provider of last resort arrangement (and the PUC-approved rates for the supply of electricity) beyond the final CTC collection through 2004 (POLR II). The agreement also permits us, following CTC collection, an average margin of 0.5 cents per KWH supplied through this arrangement. Except for this margin, these agreements, in general, effectively transfer to Orion the financial risks and rewards associated with our provider of last resort obligations. While we retain the collection risk for the electricity sales, a component of our regulated delivery rates is designed to cover the cost of a normal level of uncollectible accounts.

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


C. R E S T R U C T U R I N G  C H A R G E

    During the fourth quarter of 2001, as part of DQE's Back-to-Basics strategy, we initiated a restructuring plan to improve operational effectiveness and efficiency, and to reduce operational expenses. We recorded a pre-tax restructuring charge of $10.8 million ($6.7 million after tax). The restructuring charge included costs related to (1) the consolidation and reduction of certain administrative and back-office functions through an involuntary termination plan, (2) the abandonment of certain office facilities to relocate employees to one centralized location, and (3) other lease costs related to abandoned office facilities.

    The following is a summary of the restructuring charge that was reflected as a separately stated charge against operating income for the year ended December 31, 2001.

Restructuring Charge at December 31,
-----------------------------------------------------------
                                   (Thousands of Dollars)
                                 --------------------------
                                             2001
-----------------------------------------------------------
Employee termination benefits             $  8,337
Facilities consolidation:
   Future minimum lease payments             1,491
   Other lease costs                           978
-----------------------------------------------------------
   Total Restructuring Charge             $ 10,806
===========================================================

    The employee-related termination benefits of $8.3 million primarily include severance costs for approximately 100 management, professional and administrative personnel.

    The facilities consolidation involved relocation to our existing leased space in downtown Pittsburgh. In December 2001, we extended the lease at this facility to December 2011.

    We accrued liabilities related to these restructuring actions in the period in which we committed to execute the restructuring plan and communicated the plan to employees. The following table summarizes the components of the accrued restructuring liability for the period ended December 31, 2001.

Restructuring Liability at December 31,
--------------------------------------------------------------
                                      (Thousands of Dollars)
                                    --------------------------
                                                2001
--------------------------------------------------------------
Beginning balance                            $ 10,544
Charges paid/incurred                          (1,701)
--------------------------------------------------------------
   Ending Balance                            $  8,843
==============================================================

    We believe that the remaining provision is adequate to complete the restructuring plan. We also expect that the remaining restructuring liabilities will be paid and/or incurred on a monthly basis throughout 2006.


D. T R A N S A C T I O N S  W I T H  A F F I L I A T E S

    As a wholly owned subsidiary of DQE, we have various transactions with our parent company and its subsidiaries, including the following items.

    We generally pay quarterly dividends to DQE that approximate our net income. (See Note A.) As a holder of DQE common stock, we receive dividend income from DQE.

    We participate in a cash pool arrangement with our affiliate, DQE Capital, and its affiliates. (See Note A.) Following the sale of our generation assets in 2000, we loaned $250.0 million of the sale proceeds to DQE, which remains outstanding as of December 31, 2001. The demand note bears a market rate of interest and is reflected on the consolidated balance sheet as DQE loan receivable.

    DQE charges a fee for administrative and other expenses based on an allocation method that considers, among other things, the subsidiaries' assets, revenues and employees.

    We participate in a tax sharing agreement with DQE to provide, among other things, for the payment of taxes for periods which DQE and we are included in the same consolidated group for Federal tax purposes. We share in the consolidated tax liability to the extent of our income or loss for the year. (See Note I.)

   Certain of our revenues and expenses relate to transactions with DQE and its subsidiaries, including the following:

-------------------------------------------------------------------
                                         (Thousands of Dollars)
                                     ------------------------------
                                         Year Ended December 31,
                                     ------------------------------
                                        2001      2000     1999
-------------------------------------------------------------------
Revenues and Other Income:
   Interest income                    $  29.2   $  16.1   $   --
   Affiliate electric energy sales        3.3       5.5      5.2
   Dividend income from
     DQE common stock                     2.1       2.1      2.4
   Pole rental revenue                    0.9       0.9      0.6
Expenses:
   Administrative cost allocations    $   4.8   $  13.1   $  8.5
   Office building rent expense           3.2       4.3      4.1
   Rental of communication fiber          0.2       0.2      0.2
-------------------------------------------------------------------

E. A C Q U I S I T I O N S  A N D  D I S P O S I T I O N S

   During 2001, we sold a portion of our affordable housing portfolio, receiving proceeds of approximately $3.4 million, which approximated book value.

   In 2000, we purchased the Customer Advanced Reliability System (CARS) from Itron, Inc., which had developed this automated electronic meter reading system for use with our electric utility customers. We had previously leased these assets.

   On April 28, 2000, we completed the sale of our generation assets to Orion for approximately $1.7 billion. (See Note B.) We also dividended two non-electric subsidiaries to DQE.


F. P R O P E R T Y, P L A N T  A N D  E Q U I P M E N T

   In April 2000, we sold our generation assets. We own 9 transmission substations and 561 distribution substations (367 of which are located on customer-owned land and are used to service only those customers). We have 592 circuit-miles of transmission lines, comprised of 345,000, 138,000 and 69,000 volt lines. Street lighting and distribution circuits of 23,000 volts and less include approximately 16,420 circuit-miles of lines and cable. These properties are used in the electricity delivery business segment.


G. L O N G - T E R M  I N V E S T M E N T S

   At December 31, 2001 and 2000, the fair market value of our investment in DQE common stock was $23.7 million and $41.3 million, and the cost of our investment was $25.4 million and $25.6 million.


H. S H O R T - T E R M B O R R O W I N G A N D R E V O L V I N G C R E D I T A R R A N G E M E N T S

   We maintain a $150 million revolving credit agreement expiring in October 2002. We may convert the revolver into a term loan facility for a one-year period, for any amounts then outstanding upon expiration of the revolving credit period. The interest rate can, in accordance with the option selected at the time of the borrowing, be based on one of several indicators, including prime and Eurodollar rates. Commitment fees are based on the unborrowed amount of the commitment. We plan to extend the facility prior to its expiration. At December 31, 2001 and 2000, no borrowings were outstanding.

   Under our credit facility, we are subject to financial covenants requiring us to maintain a maximum debt-to-capitalization ratio of 65 percent. At December 31, 2001 we were in compliance, having debt-to-capitalization ratio of 58.8 percent.

   During 2001 there were no bank loans or commercial paper borrowings outstanding.


I. I N C O M E  T A X E S

   We file consolidated tax returns with DQE and other companies in the affiliated group. The annual federal corporate income tax returns have been audited by the Internal Revenue Service (IRS) and are closed for the tax years through 1993. The IRS examination of the 1994 tax year has been completed and the IRS issued a notice of proposed upward adjustment to DQE's 1994 taxable income with respect to certain structured transactions. This resulted in an increased 1994 tax liability of approximately $22 million for DQE, including penalties and interest, all of which was paid by DQE in December 2001. DQE has protested the proposed IRS adjustment for 1994, and that protest is currently pending with the IRS Appeals Office. The IRS currently is auditing the 1995 through 1997 tax returns, which include deductions relating to the same transactions disallowed in the IRS audit of the 1994 tax year, as well as certain other structured transactions. Tax years 1998 through 2001 remain subject to IRS review. The IRS has indicated that it is considering proposing adjustments to DQE's reporting of these structured transactions on its tax returns for the open years. While it is impossible to predict the amount of any proposed IRS adjustment for any of the open tax years, or whether or to what extent any IRS proposed adjustments for 1994 will be sustained, DQE does do not believe that the ultimate resolution of any federal income tax liability for the years 1994 through 2001 will have a material adverse effect on its financial position, results of operations or cash flows.

Deferred Tax Assets (Liabilities) at December 31,
-------------------------------------------------------------
                                    (Thousands of Dollars)
                                  ---------------------------
                                      2001          2000
-------------------------------------------------------------
Warwick Mine closing costs         $   14,536    $   16,643
Other                                  45,401        49,545
-------------------------------------------------------------
     Deferred tax assets               59,937        66,188
-------------------------------------------------------------
Property depreciation                (290,339)     (291,420)
Transition costs                      (47,019)     (138,733)
Regulatory assets                     (93,588)      (98,236)
Loss on reacquired
   debt unamortized                   (11,972)      (12,601)
Other                                 (35,318)      (44,624)
-------------------------------------------------------------
     Deferred tax liabilities        (478,236)     (585,614)
-------------------------------------------------------------
        Net                        $ (418,299)   $ (519,426)
=============================================================

Income Tax Expense (Benefit)
--------------------------------------------------------------------
                                      (Thousands of Dollars)
                              --------------------------------------
                                      Year Ended December 31,
                              --------------------------------------
                                   2001         2000        1999
--------------------------------------------------------------------
Currently payable:
  Federal                       $  99,326   $  298,941  $   95,815
  State                             1,771           --      28,453
Deferred - net:
  Federal                         (84,613)    (271,626)    (25,130)
  State                             1,899          161      (8,048)
ITC deferred - net                     --           --      (2,844)
--------------------------------------------------------------------
     Total Included in
     Operating Expenses            18,383       27,476      88,246
--------------------------------------------------------------------
Included in other income
 and deductions:
  Federal                          13,042       14,105     (35,991)
  State                                --           --        (490)
Deferred - net:
  Federal                              --           --      48,623
  State                                --           --          --
ITC                                    --           --         (23)
--------------------------------------------------------------------

     Total Included in
     Other Income and
     Deductions                    13,042       14,105      12,119
--------------------------------------------------------------------
       Total Income
       Tax Expense              $  31,425   $   41,581  $  100,365
====================================================================

   Total income taxes differ from the amount computed by applying the statutory federal income tax rate to income before income taxes, as set forth in the following table.

Income Tax Expense Reconciliation
-------------------------------------------------------------------
                                      (Thousands of Dollars)
                                 ----------------------------------
                                      Year Ended December 31,
                                 ----------------------------------
                                   2001        2000        1999
-------------------------------------------------------------------
Federal taxes at
   statutory rate (35%)          $ 29,696    $ 41,535   $  87,985
Increase (decrease) in
   taxes resulting from:
     State income taxes             2,379         105      12,945
     Investment tax benefits         (732)         --        (270)
     Amortization of
        deferred ITC                   --          --      (2,867)
     Other                             82         (59)      2,572
-------------------------------------------------------------------
     Total Income Tax
      Expense (Benefit)          $ 31,425    $ 41,581   $ 100,365
===================================================================

J. L E A S E S

   We lease office buildings, computer equipment, and other property and equipment.

Capital Leases at December 31,
----------------------------------------------------------------
                                         (Thousands of Dollars)
                                         -----------------------
                                            2001        2000
----------------------------------------------------------------
Electric plant                           $ 10,231     $ 17,842
Less: Accumulated amortization             (7,058)      (6,486)
----------------------------------------------------------------
   Capital Leases - Net                  $  3,173     $ 11,356
================================================================


Summary of Rental Expense
-------------------------------------------------------------------
                                         (Thousands of Dollars)
                                       ----------------------------
                                         Year Ended December 31,
                                       ----------------------------
                                          2001     2000     1999
-------------------------------------------------------------------
Operating leases                       $  8,603 $ 18,143 $ 51,723
Amortization of capital leases              305      444   18,889
Interest on capital leases                1,173    1,042    1,512
-------------------------------------------------------------------
   Total Rental Payments               $ 10,081 $ 19,629 $ 72,124
===================================================================


Future Minimum Lease Payments
-------------------------------------------------------------------
                                        (Thousands of Dollars)
                                      -----------------------------
                                      Operating         Capital
Year Ended December 31,               Leases (a)         Leases
-------------------------------------------------------------------
2002                                   $  3,340         $    739
2003                                      3,323              739
2004                                      3,485              739
2005                                      3,804              739
2006 and thereafter                      24,118            1,479
-------------------------------------------------------------------
   Total                               $ 38,070         $  4,435
-------------------------------------------------------------------
Less: Amount representing interest                        (1,262)
-------------------------------------------------------------------
   Present value                                        $  3,173
===================================================================

(a) Includes $1.5 million of projected rent payments expensed as part of the 2001 restructuring charge ($0.3 million in each of the years 2002 through 2006). These future cash payments will decrease the restructuring liability.

   Future minimum lease payments for operating leases are related principally to certain corporate offices. Future minimum lease payments for capital leases are related principally to building leases.

   In December 2001, we amended the existing lease at our downtown Pittsburgh facility and extended the lease term to December 2011. The lease agreement contains one five-year renewal option.

K. C O M M I T M E N T S  A N D  C O N T I N G E N C I E S

Construction, Investments and Acquisitions

   We estimate that we will spend, excluding AFC, approximately $70.0 million for each of 2002, 2003 and 2004 for electric utility construction.

Employees

   We are renegotiating our labor contract with the International Brotherhood of Electrical Workers (IBEW), which represents the majority of our 1,302 employees. The contract currently expires in September 2002.

Other

   In 1992, the Pennsylvania Department of Environmental Protection (DEP) issued Residual Waste Management Regulations governing the generation and management of non-hazardous residual waste, such as coal ash. Following the generation asset divestiture, we retained certain facilities which remain subject to these regulations. We have assessed our residual waste management sites, and the DEP has approved our compliance strategies. We incurred costs of $1.1 million in 2001 to comply with these DEP regulations. We expect the costs of compliance to be approximately $1.4 million over the next two years with respect to sites we will continue to own. These costs are being recovered in the CTC, and the corresponding liability has been recorded for current and future obligations.

   We own, but do not operate, the Warwick Mine, including approximately 1,200 acres of unmined coal lands and mining rights, located along the Monongahela River in Greene County, Pennsylvania. This property had been used in the electricity supply business segment. Our current estimated liability for closing Warwick Mine, including final site reclamation, mine water treatment and certain labor liabilities, is approximately $35.0 million. We have recorded a liability for this amount on the consolidated balance sheet.

   We are involved in various other legal proceedings and environmental matters. We believe that such proceedings and matters, in total, will not have a materially adverse effect on our financial position, results of operations or cash flows.


L. E M P L O Y E E  B E N E F I T S

Pension and Postretirement Benefits

   We maintain retirement plans to provide pensions for all eligible employees. Upon retirement, an eligible employee receives a monthly pension based on his or her length of service and compensation. The cost of funding the pension plan is determined by the unit credit actuarial cost method. Our policy is to record this cost as an expense and to fund the pension plans by an amount that is at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, but which does not exceed the maximum tax-deductible amount for the year. Pension costs charged (credited) to expense or construction were ($21.0) million for 2001, ($13.5) million for 2000 and $11.2 million for 1999.

   In 2001, we approved an amendment to the pension plan for a cost of living adjustment for benefits for certain retirees. This caused an increase in the Projected Benefit Obligation of $11.9 million.

   In 1999, we offered an early retirement program for certain employees affected by the generation asset divestiture. The total increase in the projected benefit obligation to the retirement plans is estimated to be $29.4 million. Of this amount, $17.4 million was recognized in 1999 as special termination benefits, while the remaining $12.0 million was reflected in the unrecognized actuarial gain/loss account. In our January 18, 2001 order approving our final generation asset sale proceeds accounting, the PUC also approved recovery of costs associated with the early retirement program. These recovered costs are to be contributed to the pension plans over future years.

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

   We sponsor several qualified and nonqualified pension plans and other postretirement benefit plans for our employees. The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of plan assets over the two-year period ending December 31, 2001, a statement of the funded status as of December 31, 2001 and 2000, and a summary of assumptions used in the measurement of our benefit obligation:

Funded Status of the Pension and Postretirement Benefit Plans at December 31,
------------------------------------------------------------------------------------------------------------------------
                                                                                (Thousands of Dollars)
                                                               ---------------------------------------------------------
                                                                          Pension                 Postretirement
                                                               ---------------------------------------------------------
                                                                    2001          2000         2001            2000
------------------------------------------------------------------------------------------------------------------------
Change in benefit obligation:
   Benefit obligation at beginning of year                       $  546,473    $  578,726   $   31,859      $   57,558
   Service cost                                                       5,125         6,230          865             979
   Interest cost                                                     39,332        39,574        2,543           2,837
   Actuarial (gain) loss                                              3,776       (24,142)      11,707          (7,547)
   Benefits paid                                                    (35,000)      (36,810)      (3,700)         (3,749)
   Plan amendments                                                   11,922            --           --          (1,613)
   Curtailment gains                                                    (70)      (17,546)          --         (21,948)
   Settlements                                                         (252)         (291)          --              --
   Special termination benefits                                          --           732           --           5,342
------------------------------------------------------------------------------------------------------------------------
     Benefit obligation at end of year                              571,306       546,473       43,274          31,859
------------------------------------------------------------------------------------------------------------------------
Change in plan assets:
   Fair value of plan assets at beginning of year                   732,225       744,155           --              --
   Actual return (loss) on plan assets                              (34,090)       24,464           --              --
   Employer contributions                                                --            --           --              --
   Benefits paid                                                    (34,465)      (36,394)          --              --
------------------------------------------------------------------------------------------------------------------------
     Fair value of plan assets at end of year                       663,670       732,225           --              --
------------------------------------------------------------------------------------------------------------------------
   Funded status                                                     92,364       185,752      (43,274)        (31,859)
   Unrecognized net actuarial (gain) loss                          (165,689)     (272,242)       4,642          (7,188)
   Unrecognized prior service cost                                   24,046        14,561           --              --
   Unrecognized net transition obligation                             2,975         4,053        7,107           7,889
------------------------------------------------------------------------------------------------------------------------
     Accrued benefit cost                                        $  (46,304)   $  (67,876)  $  (31,525)     $  (31,158)
========================================================================================================================

Weighted-Average Assumptions as of December 31,

------------------------------------------------------------------------------------------------------------------------
                                                                               Pension                 Postretirement
                                                                      --------------------------------------------------
                                                                         2001           2000          2001        2000
------------------------------------------------------------------------------------------------------------------------
Discount rate used to determine projected
   benefits obligation                                                     7.25%         7.50%         7.25%       7.50%
Assumed rate of return on plan assets                                      7.50%         7.50%           --          --
Assumed change in compensation levels                                      4.00%         4.25%           --          --
Ultimate health care cost trend rate                                         --            --          5.75%       6.00%

All of our plans for postretirement benefits, other than pensions, have no plan assets. The aggregate benefit obligation for those plans was $43.3 million as of December 31, 2001 and $31.9 million as of December 31, 2000. The accumulated postretirement benefit obligation comprises the present value of the estimated future benefits payable to current retirees, and a pro rata portion of estimated benefits payable to active employees after retirement.

   Following the early retirement program offered in 1999 (described previously) the total increase in the projected benefit obligation of the postretirement benefits was estimated to be $4.4 million. In 1999, this increase was reflected in the unrecognized actuarial gain/loss account in the preceding table. The PUC's January 18, 2001 order approved recovery of the postretirement benefits costs associated with the early retirement program. The recovered costs are to be used to offset the postretirement benefits for those employees.

   Pension assets consist primarily of common stocks (exclusive of DQE common stock), United States obligations and corporate debt securities.

Components of Net Pension Cost as of December 31,

-------------------------------------------------------------------------------------------------------------------------
                                                                                            (Thousands of Dollars)
                                                                                     ------------------------------------
                                                                                        2001          2000        1999
-------------------------------------------------------------------------------------------------------------------------
Components of net pension cost:
   Service cost                                                                      $   5,125     $   6,230   $  14,374
   Interest cost                                                                        39,332        39,574      39,929
   Expected return on plan assets                                                      (53,394)      (50,441)    (45,562)
   Amortization of unrecognized net transition obligation                                1,136         1,148       1,759
   Amortization of prior service cost                                                    1,864         2,027       3,458
   Recognized net actuarial gain                                                       (15,082)      (12,052)     (2,717)
--------------------------------------------------------------------------------------------------------------------------
   Net pension (gain) cost                                                             (21,019)      (13,514)     11,241
   Curtailment cost (gain)                                                                 120           943         (14)
   Settlement cost                                                                         461           287          78
   Special termination benefits                                                             --           732      17,376
--------------------------------------------------------------------------------------------------------------------------
     Net Pension (Gain) Cost After Curtailments,
        Settlements and Special Termination Benefits                                 $ (20,438)    $ (11,552)  $  28,681
==========================================================================================================================

Components of Postretirement Cost as of December 31,
----------------------------------------------------------------------------------------------------------------------------
                                                                                            (Thousands of Dollars)
                                                                                  ------------------------------------------
                                                                                      2001            2000         1999
----------------------------------------------------------------------------------------------------------------------------
Components of postretirement cost:
   Service cost                                                                   $     865        $    979      $   1,799
   Interest cost                                                                      2,543           2,837          3,099
   Amortization of unrecognized net transition obligation                               659             925          1,642
   Amortization of prior service costs                                                   --              (7)            --
   Recognized net actuarial gain                                                         --             (16)            --
----------------------------------------------------------------------------------------------------------------------------
   Net postretirement cost                                                            4,067           4,718          6,540
   Curtailment (gain) cost                                                               --          (6,377)         2,443
   Special termination benefits                                                          --           5,343             --
----------------------------------------------------------------------------------------------------------------------------
     Net Postretirement Cost After Curtailments                                   $   4,067        $  3,684      $   8,983
============================================================================================================================

Effect of a One Percent Change in Health Care Cost Trend Rates as of December 31, 2001

--------------------------------------------------------------------------------------------------
                                                                        (Thousands of Dollars)
                                                                 ---------------------------------
                                                                       One Percent   One Percent
                                                                        Increase       Decrease
--------------------------------------------------------------------------------------------------
Effect on total of service and interest cost components of
   net periodic postretirement health care benefit cost                  $  309        $  (273)
Effect on the health care component of the accumulated
   postretirement benefit obligation                                     $3,147        $(2,816)


Retirement Savings Plan and Other Benefit Options

  DQE sponsors separate 401(k) retirement plans for management and IBEW-represented employees of its affiliates, including Duquesne Light.

  The 401(k) Retirement Savings Plan for Management Employees provides for employer contributions which may include a participant base match and a participant incentive match and automatic contributions. In 2001 and 2000, all employees eligible for an incentive match achieved their incentive targets.

  We are funding our automatic and matching contributions to the 401(k) Retirement Savings Plan for Management Employees with payments to an ESOP established in December 1991. (See "Preferred and Preference Stock" Note O.)

  The 401(k) Retirement Savings Plan for IBEW Represented Employees provides that we will match employee contributions with a base match and an additional incentive match, if certain targets are met. In 2001 and 2000, all IBEW-represented employees achieved their incentive targets.

  DQE's shareholders have approved a long-term incentive plan through which DQE may grant management employees options to purchase, during the years 1987 through 2006, up to a total of 9.9 million shares of DQE common stock at prices equal to the fair market value of such stock on the dates the options were granted.

  The following tables summarize the transactions of DQE's stock option plans for the three-year period ended December 31, 2001:

---------------------------------------------------------------------------------------------------------------------------
                                                                      (In Thousands)
---------------------------------------------------------------------------------------------------------------------------
                                                                    Number of Options              Weighted Average Price
                                                              -------------------------------------------------------------
                                                                 2001      2000     1999        2001        2000      1999
                                                              -------------------------------------------------------------
Options outstanding, beginning of year                           1,292     1,031    1,231     $ 39.32     $ 30.28   $ 32.57
Options granted                                                  1,120       697      258     $ 20.92     $ 42.65   $ 39.35
Options exercised                                                  (58)     (409)    (300)    $ 37.72     $ 31.81   $ 29.69
Options canceled/forfeited                                        (155)      (27)    (158)    $ 38.07     $ 37.63   $ 39.81
                                                              -------------------------------------------------------------
Options outstanding, end of year                                 2,199     1,292    1,031     $ 29.90     $ 39.32   $ 30.28
                                                              -------------------------------------------------------------
Options exercisable, end of year                                   873       770      651     $ 38.18     $ 37.91   $ 33.80
                                                              -------------------------------------------------------------
Shares available for future grants, end of year                  2,690     3,091    3,678
                                                              ---------------------------


   As of December 31, 2001, 2000 and 1999, stock appreciation rights (SARs) had been granted in connection with 1,036,373; 975,292 and 933,014 of the options outstanding. During 2001, 2000 and 1999, 58,061; 208,236 and 45,265 SARs were exercised. During December 2001, 787,300 stock options were granted to employees with an exercise price of $16.90 per share.

One half of these options become exercisable only if the closing price on the New York Stock Exchange of DQE's common stock averages $19.56 for 30 consecutive trading days, with the remainder becoming exercisable under the same terms at a target price of $22.49 per share. The options vest over an 18 month period from the date of grant.

---------------------------------------------------------------------------------------------------------------------------
                                                        Outstanding                                  Exercisable
---------------------------------------------------------------------------------------------------------------------------
                                          Number         Remaining      Weighted               Number           Weighted
                                         of Options        Life          Average             of Options          Average
Exercise Price Range                   (In Thousands)   (In Years)    Exercise Price       (In Thousands)    Exercise Price
---------------------------------------------------------------------------------------------------------------------------
Under $20                                   813             9.9         $16.97                    --                  --
$20 - $30                                    66             2.8         $25.54                    66           $   25.54
$30 - $40                                   673             4.9         $33.36                   379           $   34.98
Over  $40                                   647             5.5         $42.93                   428           $   42.68
---------------------------------------------------------------------------------------------------------------------------
       Options, End of Year               2,199                                                  873
===========================================================================================================================

M. L O N G-T E R M  D E B T

Long-Term Debt at December 31,
------------------------------------------------------------------------------------------------------------------------
                                                                                                 (Thousands of Dollars)
                                                                                            ----------------------------
                                                                  Interest                       Principal Outstanding
                                                                    Rate         Maturity         2001           2000
------------------------------------------------------------------------------------------------------------------------
First mortgage bonds (a)                                        6.450%-8.375%   2003-2038      $  643,000     $  643,000
Pollution control notes                                        Adjustable (b)   2009-2030         417,985        417,985
Sinking fund debentures                                             5.00%          2010             2,791          2,791
Less: Unamortized debt discount and premium - net                                                  (2,698)        (2,942)
------------------------------------------------------------------------------------------------------------------------
       Total Long-Term Debt                                                                    $1,061,078     $1,060,834
========================================================================================================================

(a) Includes $100 million of first mortgage bonds not callable until 2003.
(b) The pollution control notes have adjustable interest rates. The interest rates at year-end averaged 1.7 percent in 2001 and 4.7 percent in 2000.

   At December 31, 2001, there were no sinking fund requirements or maturities of long term debt outstanding for 2002. Sinking fund requirement and maturities of long-term debt for 2003 through 2006 were $100.0 million in 2003, $100.4 million in 2004, $0.4 million in 2005 and $0.4 million in 2006.

   Total interest and other charges were $62.4 million in 2001, $74.7 million in 2000 and $118.7 million in 1999. Interest costs attributable to debt were $62.3 million, $73.5 million and $79.5 million in 2001, 2000 and 1999, respectively. Of the interest costs attributable to debt, $0.6 million in 2001, $2.0 million in 2000 and $0.8 million in 1999 were capitalized as AFC. Debt discount or premium and related issuance expenses are amortized over the lives of the applicable issues. Interest and other charges in 1999 also includes $35.2 million related to the Beaver Valley Unit 2 lease expense.

   At December 31, 2001, the fair value of long-term debt, including current maturities and sinking fund requirements, estimated on the basis of quoted market prices for the same or similar issues, or current rates offered for debt of the same remaining maturities, was $1,101.5 million. The principal amount included in the consolidated balance sheet, excluding unamortized discounts and premiums, is $1,063.8 million.

   At December 31, 2001 and 2000, we were in compliance with all of our debt covenants.


N.  C O M P A N Y  O B L I G A T E D  M A N D A T O R I L Y
    R E D E E M A B L E  P R E F E R R E D  T R U S T  S E C U R I T I E S

   Duquesne Capital L.P., a special-purpose limited partnership of which we are the sole general partner, has outstanding $150.0 million principal amount of 8 3/8 percent Monthly Income Preferred Securities, Series A (MIPS), each with a stated liquidation value of $25.00. At December 31, 2001, there were six million shares authorized and outstanding. The holders of MIPS are entitled to distributions at the annual rate of 8 3/8 percent, payable monthly. MIPS dividends included in interest and other charges were $12.6 million in 2001, 2000 and 1999. Duquesne Capital, at our direction, has the option to redeem the MIPS at any time, in whole or in part. The MIPS are also subject to mandatory redemption at the maturity of the Debentures referred to below.

   Duquesne Capital applied the proceeds of the sale of the MIPS, together with certain other funds, to the purchase from us of $151.5 million principal amount of our 8 3/8 percent Subordinated Deferrable Interest Debentures, Series A, due May 31, 2044 (Debentures). The Debentures are Duquesne Capital's sole assets, and Duquesne Capital has no business activity other than holding the Debentures. We have guaranteed the payment of distributions on, and redemption price and liquidation amount in respect of the MIPS, to the extent that Duquesne Capital has funds available for such payment from the Debentures. Upon any redemption of the MIPS, the Debentures will be mandatorily redeemed.

O . P R E F E R R E D  A N D  P R E F E R E N C E  S T O C K


Preferred and Preference Stock at December 31,

---------------------------------------------------------------------------------------------------------------------
                                                                                (Thousands of Dollars)
                                                              -------------------------------------------------------
                                                                          2001                               2000
                                                Call Price    -------------------------------------------------------
                                                Per Share     Shares            Amount         Shares          Amount
---------------------------------------------------------------------------------------------------------------------
Preferred Stock Series (a):
3.75%                                           $  51.00      148,000          $  7,407       148,000       $   7,407
4.00%                                              51.50      549,709            27,486       549,709          27,486
4.10%                                              51.75      119,860             6,012       119,860           6,012
4.15%                                              51.73      132,450             6,643       132,450           6,643
4.20%                                              51.71      100,000             5,021       100,000           5,021
$2.10                                              51.84      159,400             8,039       159,400           8,039
---------------------------------------------------------------------------------------------------------------------
       Total Preferred Stock                                                     60,608                        60,608
---------------------------------------------------------------------------------------------------------------------
Preference Stock Series (b):
Plan Series A                                      35.50      558,673            17,239       579,276          18,028
---------------------------------------------------------------------------------------------------------------------
Deferred ESOP benefit                                                            (3,363)                       (6,583)
---------------------------------------------------------------------------------------------------------------------
       Total Preferred and Preference Stock                                    $ 74,484                     $  72,053
=====================================================================================================================

(a) 4,000,000 authorized shares; $50 par value; cumulative; $50 per share involuntary liquidation value.

(b) 8,000,000 authorized shares; $1 par value; cumulative; $35.50 per share involuntary liquidation value in 2001; $35.78 per share involuntary liquidation value in 2000.

    Holders of our preferred stock are entitled to cumulative quarterly dividends. If four quarterly dividends on any series of preferred stock are in arrears, holders of the preferred stock are entitled to elect a majority of our board of directors until all dividends have been paid. Holders of our preference stock are entitled to receive cumulative quarterly dividends, if dividends on all series of preferred stock are paid. If six quarterly dividends on any series of preference stock are in arrears, holders of the preference stock are entitled to elect two of our directors until all dividends have been paid. At December 31, 2001, we had made all dividend payments. Preferred and preference dividends were $3.5 million, $3.4 million and $4.0 million in 2001, 2000 and 1999. Total preferred and preference stock had involuntary liquidation values of $80.3 million and $81.0 million, which exceeded par by $19.3 million and $20.0 million, at December 31, 2001 and 2000.

    Outstanding preferred stock is generally callable on notice of not less than 30 days, at stated prices plus accrued dividends. The outstanding preference stock is callable at the liquidation price plus accrued dividends. None of our remaining preferred or preference stock issues has mandatory purchase requirements.

    We have an Employee Stock Ownership Plan (ESOP) to provide matching contributions for a 401(k) Retirement Savings Plan for Management Employees. (See Note L.) We issued and sold 845,070 shares of preference stock, plan series A, to the trustee of the ESOP. As consideration for the stock, we received a note valued at $30 million from the trustee. The preference stock has an annual dividend rate of $2.80 per share, and each share of the preference stock is exchangeable for one and one-half shares of DQE common stock. At December 31, 2001, $17.2 million of preference stock issued in connection with the establishment of the ESOP had been offset, for financial statement purposes, by a $3.4 million deferred ESOP benefit. Dividends on the preference stock and cash contributions from DQE are used to fund the repayment of the ESOP note. We made cash contributions of approximately $1.5 million, $1.0 million and $0.2 million for 2001, 2000 and 1999. These cash contributions were the difference between the ESOP debt service and the amount of dividends on ESOP shares ($1.6 million in 2001, $1.7 million in 2000 and $2.1 million in 1999). As shares of preference stock are allocated to the accounts of participants in the ESOP, we recognize compensation expense, and the amount of the deferred compensation benefit is amortized.

We recognized compensation expense related to the 401(k) plans of $1.7 million, $2.1 million and $3.6 million in 2001, 2000 and 1999.


P. E Q U I T Y

   In July 1989, we became a wholly owned subsidiary of DQE, whose common stock replaced the outstanding shares of our common stock, except for the 10 shares DQE holds.

   Payments of dividends on our common stock may be restricted by obligations to holders of our preferred and preference stock, pursuant to our Restated Articles of Incorporation, and by obligations of a subsidiary to holders of its preferred securities. No dividends or distributions may be made on our common stock if we have not paid dividends or sinking fund obligations on our preferred or preference stock. Further, the aggregate amount of our common stock dividend payments or distributions may not exceed certain percentages of net income, if the ratio of total common shareholder's equity to total capitalization is less than specified percentages. Because DQE owns all of our common stock, if we cannot pay common dividends, DQE may not be able to pay dividends on its common or preferred stock. No part of our retained earnings was restricted at December 31, 2001.

   Following is a table describing our accumulated other comprehensive income
(loss).

Accumulated Other Comprehensive Income (Loss) Balances as of December 31,
----------------------------------------------------------------------------
                                                    (Thousands of Dollars)
                                                  --------------------------
                                                        2001        2000
----------------------------------------------------------------------------
January 1                                            $  9,178    $  12,692
Unrealized losses, net of tax
  of $(7,227) and $(2,492)                            (10,190)      (3,514)
----------------------------------------------------------------------------
     December 31                                     $ (1,012)   $   9,178
============================================================================


Q. S U P P L E M E N T A L  C A S H  F L O W  D I S C L O S U R E S

Changes in Working Capital Other than Cash
(Net of Dispositions, Acquisitions and Restructuring Charges) for the Year Ended December 31,
------------------------------------------------------------------------------
                                                 (Thousands of Dollars)
                                            ----------------------------------
                                               2001       2000       1999
------------------------------------------------------------------------------
Investment in DQE
   Capital Cash Pool                          $(141,280) $(173,524) $     --
Receivables                                       7,249     (2,976)   (1,695)
Materials and supplies                            1,911     (8,878)   37,128
Other current assets                              9,646     27,115   (26,567)
Accounts payable                                (21,299)       (761)  (13,132)
Other current liabilities                       (34,397)   (19,991)  (23,270)
------------------------------------------------------------------------------
   Total                                      $(178,170) $(179,015) $(27,536)
==============================================================================
R. B U S I N E S S  S E G M E N T S  A N D  R E L A T E D  I N F O R M A T I O N

   We report the results of our business segments, determined by products, services and regulatory environment as follows: (1) the transmission and distribution of electricity (electricity delivery business segment), (2) the supply of electricity (electricity supply business segment), and (3) the collection of transition costs (CTC business segment).

   With the completion of our generation asset sale in April 2000, the electricity supply business segment is now comprised solely of provider of last resort service.

Business Segments as of December 31,

---------------------------------------------------------------------------------------------------------------------------------
                                                                                      (Millions of Dollars)
                                                    -----------------------------------------------------------------------------
                                                       Electricity              Electricity                              Consoli-
                                                        Delivery                   Supply              CTC                 dated
                                                    -----------------------------------------------------------------------------
2001
---------------------------------------------------------------------------------------------------------------------------------
Operating revenues                                     $  319.6                 $   430.3           $  303.7           $ 1,053.6
Operating expenses                                        161.2                     430.3               20.1               611.6
Depreciation and amortization expense                      59.7                        --              271.3               331.0
---------------------------------------------------------------------------------------------------------------------------------
   Operating income                                        98.7                        --               12.3               111.0
Other income                                               24.1                        --                 --                24.1
Interest and other charges                                 78.4                        --                 --                78.4
---------------------------------------------------------------------------------------------------------------------------------
   Earnings for common stock
        before restructuring charges                       44.4                        --               12.3                56.7
   Restructuring charge, net of tax                        (6.7)                       --                 --                (6.7)
---------------------------------------------------------------------------------------------------------------------------------
   Earnings for common stock                           $   37.7                 $      --           $   12.3           $    50.0
=================================================================================================================================

Assets                                                 $2,425.9                 $                   $  134.3           $ 2,560.2
=================================================================================================================================

Capital expenditures                                   $   59.1                 $      --           $     --           $    59.1
=================================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------
                                                                                          (Millions of Dollars)
                                                                --------------------------------------------------------------------
                                                                     Electricity      Electricity                         Consoli-
                                                                      Delivery)          Supply             CTC            dated
                                                                --------------------------------------------------------------------
2000
------------------------------------------------------------------------------------------------------------------------------------
Operating revenues                                                   $  316.1         $ 425.4            $  334.4        $1,075.9
Operating expenses                                                      172.4           412.8                39.2           624.4
Depreciation and amortization expense                                    56.4             2.2               249.6           308.2
------------------------------------------------------------------------------------------------------------------------------------
   Operating income                                                      87.3            10.4                45.6           143.3
Other income                                                             18.3             2.8                  --            21.1
Interest and other charges                                               69.5            21.2                  --            90.7
------------------------------------------------------------------------------------------------------------------------------------
   Earnings (loss) for common stock
     before accounting change                                            36.1            (8.0)               45.6            73.7
   Cumulative effect of change in
     accounting principle                                                 7.3             8.2                  --            15.5
------------------------------------------------------------------------------------------------------------------------------------
   Earnings for common stock                                         $   43.4         $   0.2            $   45.6        $   89.2
====================================================================================================================================

Assets                                                               $2,332.0         $    --            $  396.4        $2,728.4
====================================================================================================================================

Capital expenditures                                                 $   85.1         $   4.7            $     --        $   89.8
====================================================================================================================================

                                                           (Millions of Dollars)
                                         ------------------------------------------------------
                                         Electricity    Electricity                   Consoli-
                                           Delivery      Supply            CTC          dated
                                         ------------------------------------------------------
1999
-----------------------------------------------------------------------------------------------
Operating revenues                        $   307.0      $  528.5       $   323.3     $ 1,158.8
Operating expenses                            187.0         454.0            85.7         726.7
Depreciation and amortization expense          50.5          26.3            95.6         172.4
-----------------------------------------------------------------------------------------------
   Operating income                            69.5          48.2           142.0         259.7
Other income                                   15.1           7.4              --          22.5
Interest and other charges                     45.9          43.9            45.4         135.2
-----------------------------------------------------------------------------------------------
   Earnings for common stock              $    38.7      $   11.7       $    96.6     $   147.0
===============================================================================================
Assets                                    $ 1,628.9      $  425.7       $ 2,226.8     $ 4,281.4
===============================================================================================
Capital expenditures                      $    69.9      $   30.4       $      --     $   100.3
===============================================================================================



5.   Q U A R T E R L Y  F I N A N C I A L  I N F O R M A T I O N
     ( U N A U D I T E D )

Summary of Selected Quarterly Financial Data (Thousands of Dollars)
------------------------------------------------------------------------------
[The quarterly data reflect seasonal weather variations in the electric utility's service territory.]
------------------------------------------------------------------------------

2001                                    First Quarter   Second Quarter   Third Quarter    Fourth Quarter
--------------------------------------------------------------------------------------------------------
Operating revenues                       $  245,410       $ 263,322         $  296,225      $  248,632
Operating income                             23,147          27,589             30,436          23,095
Net income                                    9,911          15,430             17,598          10,483 (a)
==========================================================================================================
2000 (b)                                First Quarter   Second Quarter   Third Quarter    Fourth Quarter
----------------------------------------------------------------------------------------------------------
Operating revenues                       $  258,021       $ 272,885         $  296,548      $  248,410
Operating income                             57,268          19,318             26,982          39,603
Income before cumulative effect of a
   change in accounting principle            37,664           3,593              9,215          26,617
Net income                                   53,159           3,593              9,215          26,617
==========================================================================================================

(a) Restructuring charges of $6.7 million after tax are included in fourth quarter results. (See Note C.) This charge is related to the consolidation and reclassification associated with DQE's Back-to-Basics strategy.

(b) Restated to reflect the cumulative effect of a change in accounting principle related to unbilled revenues.

                         _____________________________

SELECTED FINANCIAL DATA

------------------------------------------------------------------------------------------------------------------------------------
(Amounts in Millions of Dollars)                 2001          2000           1999           1998          1997         1996
--------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT ITEMS
Total operating revenues                       $ 1,053.6     $ 1,075.9      $ 1,158.8     $  1,178.7     $ 1,175.9    $ 1,187.4
Operating income                               $   104.3     $   143.2      $   259.8     $    204.1     $   207.4    $   222.1
Income before extraordinary item
   and cumulative effect                       $    53.4     $    77.1      $   151.0     $    148.5     $   141.8    $   149.9
Extraordinary item                             $      --     $      --      $      --     $    (82.5)    $      --    $      --
Cumulative effect of change
   in accounting principle                     $      --     $    15.5      $      --     $       --     $      --    $      --
Net income after extraordinary item
   and cumulative effect                       $    53.4     $    92.6      $   151.0     $     66.0     $   141.8    $   149.9
Earnings for common stock
   before extraordinary item
   and cumulative effect                       $    50.0     $    73.7      $   147.0     $    144.5     $   137.8    $   145.8
Earnings for common stock
   after extraordinary item
   and cumulative effect                       $    50.0     $    89.2      $   147.0     $     62.0     $   137.8    $   145.8
--------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET ITEMS
Property, plant and equipment - net            $ 1,344.9     $ 1,344.3      $ 1,458.5     $   1,447.3    $ 2,562.9    $ 2,717.5
Total assets                                   $ 2,560.2     $ 2,728.4      $ 4,281.4     $   4,309.6    $ 3,840.2    $ 3,897.1
------------------------------------------------------------------------------------------------------------------------------------
Capitalization:
Common stockholder's equity                    $   526.6     $   539.5      $   798.6     $     868.5    $ 1,003.8    $   989.4
Non-redeemable preferred and
   preference stock                                 74.5          72.1           79.5            77.8         76.5         73.1
Company obligated mandatorily
   redeemable preferred trust securities           150.0         150.0          150.0           150.0        150.0        150.0
Long-term debt                                   1,061.1       1,060.8      $ 1,410.8     $   1,160.3      1,218.3      1,272.0
------------------------------------------------------------------------------------------------------------------------------------
Total capitalization                           $ 1,812.2     $ 1,822.4      $ 2,438.9     $   2,256.6    $ 2,448.6    $ 2,484.5
------------------------------------------------------------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   Information relating to our Directors is set forth on Exhibit 99.1 hereto. The information is incorporated here by reference. Information relating to our executive officers is set forth in Part I of this Report under the caption "Executive Officers of the Registrant."


ITEM 11.  EXECUTIVE COMPENSATION.

   Information relating to executive compensation is set forth on Exhibit 99.1 hereto. The information is incorporated here by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   Information relating to the ownership of equity securities of DQE by our directors, officers and certain beneficial owners is set forth on Exhibit 99.1 hereto. The information is incorporated here by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   None.



                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (a)(1) The following information is set forth in Item 8 (Consolidated Financial Statements and Supplementary Data) of this Report. The following financial statements and Independent Auditors' Report are incorporated here by reference:

   Independent Auditors' Report.

   Consolidated Statements of Income for the Three Years Ended December 31,
2001.

   Consolidated Balance Sheets, December 31, 2001 and 2000.

   Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2001.

   Consolidated Statements of Comprehensive Income for the Three Years Ended December 31, 2001.

   Consolidated Statements of Retained Earnings for the Three Years Ended December 31, 2001.

   Notes to Consolidated Financial Statements.

   (a)(2) The following financial statement schedule and the related Independent Auditors' Report are filed here as a part of this Report:

   Schedule for the Three Years Ended December 31, 2001:

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

   (b) We filed a report on Form 8-K on December 20, 2001 to report on a DQE presentation made to the financial community.

   We filed a report on Form 8-K on February 19, 2002 to report DQE's 2001 year-end earnings release.

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

        2.3        Asset Purchase Agreement, dated as of September 24,                    Exhibit 2.1 to the Form 8-K
                   1999, by and between Duquesne Light Company,                           Current Report of DQE
                   Orion Power Holdings, Inc., and The Cleveland Electric                 dated September 24, 1999.
                   Illuminating Company, Ohio Edison and Pennsylvania
                   Power Company.

        2.4        POLR Agreement, dated as of September 24, 1999                         Exhibit 2.2 to the Form 8-K
                   by and between Duquesne Light Company and Orion                        Current Report of DQE
                   Power Holdings, Inc.                                                   dated September 24, 1999.

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

                   Supplemental Indenture No. 13.                                         Exhibit 4.3 to the Form 10-K
                                                                                          Annual Report of Duquesne
                                                                                          Light Company for the year
                                                                                          ended December 31, 1996.

                   Supplemental Indenture No. 14.                                         Exhibit 4.3 to the Form 10-K
                                                                                          Annual Report of Duquesne
                                                                                          Light Company for the year
                                                                                          ended December 31, 1997.

                   Supplemental Indenture No. 15.                                         Exhibit 4.3 to the Form 10-K
                                                                                          Annual Report of Duquesne
                                                                                          Light Company for the year
                                                                                          ended December 31, 1999.

                   Supplemental Indenture No. 16.                                         Exhibit 4.3 to the Form 10-K
                                                                                          Annual Report of Duquesne
                                                                                          Light Company for the year
                                                                                          ended December 31, 1999.

                   Supplemental Indenture No. 17 and Supplemental                         Exhibit 4.2 to the Duquesne
                   Indenture No. 18.                                                      Light Registration Statement
                                                                                          (Form S-3) No. 333-72408.

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

Exhibit                                                                                    Method of
  No.                             Description                                               Filing
  4.6      Indenture, dated as of May 1, 1996, by Duquesne Light                   Exhibit 4.6 to the Form 10-K
           Company to the First National Bank of Chicago as Trustee.               Annual Report of Duquesne
                                                                                   Light Company for the year
                                                                                   ended December 31, 1996.

  10.1     Incentive Compensation Program for Certain Executive                    Exhibit 10.2 to the Form 10-K
           Officers of Duquesne Light Company, as amended to date.                 Annual Report of DQE for the
                                                                                   year ended December 31, 1992.

  10.2     Description of Duquesne Light Company Pension                           Exhibit 10.3 to the Form 10-K
           Service Supplement Program.                                             Annual Report of DQE for the
                                                                                   year ended December 31, 1992.

  10.3     Duquesne Light Company Outside Directors'                               Exhibit 10.59 to the Form 10-K
           Retirement Plan, as amended to date.                                    Annual Report of Duquesne
                                                                                   Light Company for the year
                                                                                   ended December 31, 1996.

  10.4     Duquesne Light/DQE Charitable Giving Program,                           Exhibit 10.6 to the Form 10-K
           as amended.                                                             Annual Report of DQE for the
                                                                                   year ended December 31, 1996.

  10.5     Performance Incentive Program for DQE, Inc. and                         Exhibit 10.7 to the Form 10-K
           Subsidiaries. Formerly known as the Duquesne Light                      Annual Report of DQE for the
           Company Performance Incentive Program.                                  year ended December 31, 1996.

  10.6     Non-Competition and Confidentiality Agreement dated as                  Exhibit 10.10 to the Form 10-K
           of October 21, 1996 between DQE, Duquesne Light and                     Annual Report of DQE for the
           Victor A. Roque.                                                        year ended December 31, 2001.

  10.7     Non-Competition and Confidentiality Agreement dated as                  Filed here.
           of August 1, 2000 between Duquesne Light and
           Joseph G. Belechak.

  10.8     Non-Competition and Confidentiality Agreement dated as                  Filed here.
           of April 2, 1997 between Duquesne Light and
           Maureen L. Hogel.

  10.9     Non-Competition and Confidentiality Agreement dated as                  Exhibit 10.15 to the Form 10-K
           of October 4, 1996 between Duquesne Light and                           Annual Report of DQE for the
           William J. DeLeo.                                                       year ended December 31, 2001.

  10.10    Non-Competition and Confidentiality Agreement dated as                  Filed here.
           of November 1, 2000 between Duquesne Light and
           David R. High.

  10.11    Amended and Restated POLR II Agreement by and between                   Exhibit 10.12 to the Form 10-K
           Duquesne Light Company and Orion Power MidWest, L.P.,                   Annual Report of Duquesne
           dated as of December 7, 2000.                                           Light Company for the year
                                                                                   ended December 31, 2000.

Exhibit                                                                                    Method of
  No.                             Description                                               Filing
  10.12    Capacity Agreement by and between Duquesne Light and                     Filed here.
           FirstEnergy Solutions Corp. dated as of December 18, 2001.

  10.13    Amendment No. 1 to the Capacity Agreement by and between                 Filed here.
           Duquesne Light and FirstEnergy Solutions Corp. made as of
           February 15, 2002.

  10.14    Capacity Agreement by and between Duquesne Light and                     Filed here.
           Orion Power Midwest, L.P. dated as of February 15, 2002.

  12.1     Ratio of Earnings to Fixed Charges.                                      Filed here.

  21.1     Subsidiaries of the registrant.                                          Filed here.

  23.1     Independent Auditors' Consent.                                           Filed here.

  99.1     Information Regarding Directors; Executive Compensation;.                Filed here.
           and Security Ownership of Directors and Officers for 2001.

  Copies of the exhibits listed above will be furnished, upon request, to holders or beneficial owners of any class of our stock as of February 28, 2002, subject to payment in advance of the cost of reproducing the exhibits requested.

                                                                     SCHEDULE II


               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             For the Years Ended December 31, 2001, 2000 and 1999
                            (Thousands of Dollars)

                Column A                            Column B        Column C        Column D        Column E         Column F
              ------------                        ------------    ------------    ------------    --------------   ------------
                                                                            Additions
                                                                  ----------------------------
                                                    Balance at      Charged to      Charged to                       Balance
                                                    Beginning       Costs and          Other                          at End
                Description                          of Year         Expenses        Accounts       Deductions       of Year
              ---------------                     ------------    ------------    ------------    --------------   ------------
      Year Ended December 31, 2001
      Reserve Deducted from the Asset
        to which it applies:
        Allowance for uncollectible accounts       $    9,813      $    7,932      $  2,644(A)     $   14,082(B)    $    6,307
                                                  ------------    ------------    ------------    --------------   ------------


      Year Ended December 31, 2000
      Reserve Deducted from the Asset
        to which it applies:
        Allowance for uncollectible accounts       $    8,730      $    8,500      $  2,660(A)     $   10,077(B)    $    9,813
                                                  ------------    ------------    ------------    --------------   ------------


      Year Ended December 31, 1999
      Reserve Deducted from the Asset
        to which it applies:
        Allowance for uncollectible accounts       $    9,137      $    9,000      $  3,260(A)     $   12,667(B)    $    8,730
                                                  ------------    ------------    ------------    --------------   ------------

Notes: (A) Recovery of accounts previously written off.
       (B) Accounts receivable written off.

                                  Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Duquesne Light Company
                                               (Registrant)

Date:        March 28, 2002             By: /s/ Victor A. Roque
                                        ------------------------
                                                (Signature)
                                              Victor A. Roque
                                                 President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                              Title                                            Date
/s/ Victor A. Roque                 President and Director                                 March 28, 2002
------------------------------
Victor A. Roque                          (Principal Executive Officer)

/s/ Frosina C. Cordisco             Vice President and Treasurer                           March 28, 2002
------------------------------
Frosina C. Cordisco                      (Principal Financial Officer)

/s/ Stevan R. Schott                Vice President and Controller                          March 28, 2002
------------------------------
Stevan R. Schott                         (Principal Accounting Officer)

/s/ Morgan K. O'Brien               Director                                               March 28, 2002
------------------------------
Morgan K. O'Brien

/s/ Frank A. Hoffmann               Director                                               March 28, 2002
------------------------------
Frank A. Hoffmann

/s/ Alexis Tsaggaris                Director                                               March 28, 2002
------------------------------
Alexis Tsaggaris