Form 10-Q
period 2002-03-31
DUQUESNE LIGHT CO
filed 2002-05-15
CIK 30573

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 2002
                                               --------------

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From ____________ to ____________

                               Commission File Number
                               ----------------------
                                       1-956

                                Duquesne Light Company
          ---------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

          Pennsylvania                                    25-0451600
-----------------------------------       --------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


                               411 Seventh Avenue
                         Pittsburgh, Pennsylvania 15219
         ----------------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code: (412) 393-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No______
                     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

DQE, Inc., is the holder of all shares of Duquesne Light Company common stock, $1 par value, consisting of 10 shares as of April 30, 2002.

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

Duquesne Light Condensed Consolidated Statements of Income (Unaudited)

---------------------------------------------------------------------------------------------------
                                                                      (Millions of Dollars)
                                                             --------------------------------------
                                                                 Three Months Ended March 31,
                                                             --------------------------------------
                                                                          2002            2001
---------------------------------------------------------------------------------------------------
Operating Revenues:
Sales of Electricity:
Customer revenues                                                      $  244.2        $  236.5
Utilities                                                                   1.4             4.1
---------------------------------------------------------------------------------------------------
Total Sales of Electricity                                                245.6           240.6
Other                                                                       3.8             4.8
---------------------------------------------------------------------------------------------------
    Total Operating Revenues                                              249.4           245.4
---------------------------------------------------------------------------------------------------

Operating Expenses:
Purchased power                                                            99.1            93.5
Other operating                                                            19.9            28.4
Maintenance                                                                 5.4             5.5
Depreciation and amortization                                              74.3            79.1
Taxes other than income taxes                                              15.9            13.4
Income taxes                                                                6.6             2.3
---------------------------------------------------------------------------------------------------
    Total Operating Expenses                                              221.2           222.2
---------------------------------------------------------------------------------------------------
Operating Income                                                           28.2            23.2
---------------------------------------------------------------------------------------------------
Other Income and Deductions                                                 7.6             6.1
---------------------------------------------------------------------------------------------------
Income Before Interest and Other Charges                                   35.8            29.3
---------------------------------------------------------------------------------------------------
Interest Charges                                                           14.9            16.3

Monthly Income Preferred Securities Dividend Requirements                   3.1             3.1
---------------------------------------------------------------------------------------------------
Net Income                                                                 17.8             9.9
===================================================================================================
Dividends on Preferred and Preference Stock                                 0.8             0.9
    Earnings for Common Stock                                          $   17.0        $    9.0
===================================================================================================
See notes to condensed consolidated financial statements.

Duquesne Light Condensed Consolidated Balance Sheets (Unaudited)

------------------------------------------------------------------------------------------------------------------------
                                                                                           (Millions of Dollars)
                                                                                  --------------------------------------
                                                                                             March 31,      December 31,
ASSETS                                                                                         2002             2001
------------------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment:
  Gross property, plant and equipment                                                        $1,985.0          $1,972.3
  Less: Accumulated depreciation and amortization                                              (639.9)           (627.4)
------------------------------------------------------------------------------------------------------------------------
     Total Property, Plant and Equipment - Net                                                1,345.1           1,344.9
------------------------------------------------------------------------------------------------------------------------
Long-Term Investments                                                                            31.8              28.9
------------------------------------------------------------------------------------------------------------------------
Current Assets:
Investment in DQE Capital Cash Pool                                                             368.7             314.8
Receivables                                                                                     501.7             417.5
Other current assets                                                                             71.5              41.4
------------------------------------------------------------------------------------------------------------------------
     Total Current Assets                                                                       941.9             773.7
------------------------------------------------------------------------------------------------------------------------
Other Non-Current Assets:
Transition costs                                                                                 76.6             134.3
Regulatory assets                                                                               267.9             267.2
Other                                                                                            11.0              11.2
------------------------------------------------------------------------------------------------------------------------
     Total Other Non-Current Assets                                                             355.5             412.7
------------------------------------------------------------------------------------------------------------------------
     Total Assets                                                                            $2,674.3          $2,560.2
========================================================================================================================


CAPITALIZATION AND LIABILITIES
------------------------------------------------------------------------------------------------------------------------
Capitalization:
Common stock (authorized - 90,000,000 shares, issued and outstanding - 10 shares)            $     --          $     --
Capital surplus                                                                                 483.3             483.3
Retained earnings                                                                                49.3              44.3
Accumulated other comprehensive income                                                            0.8              (1.0)
------------------------------------------------------------------------------------------------------------------------
     Total Common Stockholder's Equity                                                          533.4             526.6
------------------------------------------------------------------------------------------------------------------------
Company Obligated Mandatorily Redeemable Preferred Trust Securities                             150.0             150.0
------------------------------------------------------------------------------------------------------------------------
Preferred and Preference Stock                                                                   74.9              74.5
------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                                1,061.1           1,061.1
------------------------------------------------------------------------------------------------------------------------
     Total Capitalization                                                                     1,819.4           1,812.2
------------------------------------------------------------------------------------------------------------------------
Obligations Under Capital Leases                                                                  3.0               3.1
------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
Notes payable and current debt maturities                                                        98.0                --
Other current liabilities                                                                       214.0             186.3
------------------------------------------------------------------------------------------------------------------------
     Total Current Liabilities                                                                  312.0             186.3
------------------------------------------------------------------------------------------------------------------------
Non-Current Liabilities:
Deferred income taxes - net                                                                     407.3             418.3
Warwick mine liability                                                                           33.1              35.0
Other                                                                                            99.5             105.3
------------------------------------------------------------------------------------------------------------------------
     Total Non-Current Liabilities                                                              539.9             558.6
------------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note D)
------------------------------------------------------------------------------------------------------------------------
     Total Capitalization and Liabilities                                                    $2,674.3          $2,560.2
========================================================================================================================
See notes to condensed consolidated financial statements.

Duquesne Light Condensed Consolidated Statements of Cash Flows (Unaudited)

---------------------------------------------------------------------------------------------------
                                                                      (Millions of Dollars)
                                                             --------------------------------------
                                                                 Three Months Ended March 31,
                                                             --------------------------------------
                                                                         2002             2001
---------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Operations                                                              $   85.0         $   89.6
Changes in working capital other than cash                                 (54.4)           (66.6)
Other                                                                       (4.2)            (5.1)
---------------------------------------------------------------------------------------------------
     Net Cash Provided By Operating Activities                              26.4             17.9
---------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Capital expenditures                                                       (13.9)           (11.1)
Proceeds from sale of investments                                            1.3              2.4
Other                                                                       (1.7)             6.1
---------------------------------------------------------------------------------------------------
     Net Cash Used In Investing Activities                                 (14.3)            (2.6)
---------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Loan to DQE                                                                (98.0)              --
Dividends on capital stock                                                 (12.8)            (0.9)
Reductions of long-term obligations                                           --             (7.6)
Commercial paper borrowings                                                 98.0               --
Other                                                                        0.7             (6.8)
---------------------------------------------------------------------------------------------------
     Net Cash Used In Financing Activities                                 (12.1)           (15.3)
---------------------------------------------------------------------------------------------------
Net increase in cash and temporary cash investments                           --               --
Cash and temporary cash investments at beginning of period                    --               --
---------------------------------------------------------------------------------------------------
     Cash and Temporary Cash Investments at End of Period               $     --         $     --
===================================================================================================

See notes to condensed consolidated financial statements.

Duquesne Light Condensed Consolidated Statements of Comprehensive Income (Unaudited)

-----------------------------------------------------------------------------------------------------
                                                                           (Millions of Dollars)
                                                             ----------------------------------------
                                                                       Three Months Ended March 31,
                                                             ----------------------------------------
                                                                           2002             2001
-----------------------------------------------------------------------------------------------------
Net income                                                              $   17.8         $    9.9

Other comprehensive income:
  Unrealized holding gains (losses) arising during the period,
    net of tax of $1.2 and $(1.9)                                            1.8             (2.7)
-----------------------------------------------------------------------------------------------------
Comprehensive Income                                                    $   19.6         $    7.2
=====================================================================================================

See notes to condensed consolidated financial statements.


Notes to Condensed Consolidated Financial Statements (Unaudited)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION
     Duquesne Light Company is a wholly owned subsidiary of DQE, Inc. We are engaged in the transmission and distribution of electric energy.
     Our subsidiaries are primarily involved in operating our automated meter reading technology and providing financing to certain affiliates.
     The consolidated financial statements include the accounts of Duquesne Light and our wholly owned subsidiaries. The equity method of accounting is used when we have a 20 to 50 percent interest in other companies. Under the equity method, original investments are recorded at cost and adjusted by our share of undistributed earnings or losses of these companies. All material intercompany balances and transactions have been eliminated in the consolidation.

BASIS OF ACCOUNTING
     We are subject to the accounting and reporting requirements of the Securities and Exchange Commission (SEC). Our electricity delivery business is also subject to regulation by the Pennsylvania Public Utility Commission (PUC) and the Federal Energy Regulatory Commission (FERC) with respect to rates for delivery of electric power, accounting and other matters.
     As a result of our PUC-approved restructuring plan, the electricity supply segment does not meet the criteria of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Pursuant to the PUC's final restructuring order, and as provided in the Pennsylvania Electricity Generation Customer Choice and Competition Act (Customer Choice Act), generation-related transition costs are being recovered through a competitive transition charge (CTC) collected in connection with providing transmission and distribution services, and these assets have been reclassified accordingly. The electricity delivery business segment continues to meet SFAS No. 71 criteria, and accordingly reflects regulatory assets and liabilities consistent with costbased ratemaking regulations. The regulatory assets represent probable future revenue, because provisions for these costs are currently included, or are expected to be included, in charges to electric utility customers through the ratemaking process. (See Note B.)
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions with respect to values and conditions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period also may be affected by the estimates and assumptions management is required to make. We evaluate these estimates on an ongoing basis, using historical experience, consultation with experts, and other methods we consider reasonable in the particular circumstances. Nevertheless, actual results could differ significantly from our estimates.
     These statements should be read with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the full year.

RECENT ACCOUNTING PRONOUNCEMENTS
     On January 1, 2002, we adopted three new accounting standards, SFAS No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangibles" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the impact of which was not significant to our financial statements.
     In June 2001, the Financial Accounting Standards Board (FASB) issued a new accounting standard, SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, this standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if a rea-sonable estimate of fair value can be made. The entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. The capitalized cost is then depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. The standard is effective for fiscal years beginning after June 15, 2002. We are currently evaluating, but have yet to determine, the impact that the adoption of SFAS No. 143 will have on our financial statements.

RECLASSIFICATION
     The 2001 condensed consolidated financial statements have been reclassified to conform with the 2002 presentation.

B. RATE MATTERS

COMPETITION AND THE CUSTOMER CHOICE ACT
     The Customer Choice Act enables electric utility customers to purchase electricity at market prices from a variety of electric generation suppliers. As of March 31, 2002, approximately 78.4 percent of our customers measured on a KWH basis and approximately 77.9 percent on a non-coincident peak load basis received electricity through our provider of last resort service arrangement (discussed below). The remaining customers are provided with electricity through alternative generation suppliers. The number of customers participating in our provider of last resort service will fluctuate depending on market prices and the number of alternative generation suppliers in the retail supply business.
     Customers who select an alternative generation supplier pay for generation charges set competitively by that supplier, and pay us CTC (discussed below) and/or transmission and distribution charges. Electricity delivery (including transmission, distribution and customer service) remains regulated in substantially the same manner as under historical regulation.
     In November 2001, the Pennsylvania Department of Revenue established an increased revenue neutral reconciliation tax (RNR) in order to recover a current shortfall that resulted from electricity generation deregulation. Since January 2002, our customer bills have reflected an approximately two percent increase to recover the RNR-related costs. (See Note D.)

REGIONAL TRANSMISSION ORGANIZATION
     FERC Order No. 2000 calls on transmission owning utilities such as Duquesne Light to join regional transmission organizations (RTOs). We are committed to ensuring a stable, plentiful supply of electricity for our customers. Toward that end, we anticipate joining the PJM West RTO, which is currently in the final stages of approval before the FERC. In late 2001 and early 2002, we entered into agreements with two generation suppliers to provide the electric capacity required to meet our anticipated capacity credit obligations in P J M West through 2004.
     Our participation in the PJM West RTO is conditioned upon PUC approval of the recovery of the cost of capacity under these agreements. We have petitioned the PUC for such approval, asking for a decision by August 14, 2002; if we do not receive approval by that date, one of the agreements will terminate, unless an extension is agreed to, and the other will not become effective. Our inclusion in the PJM West RTO would put the region's transmission facilities under common control to enhance reliability to customers.

COMPETITIVE TRANSITION CHARGE
     In its final restructuring order, the PUC determined that we should recover most of the above-market costs of our generation assets, including plant and regulatory assets, through the collection of the CTC from electric utility customers. Following our application of net generation asset sale proceeds to reduce transition costs, the CTC was fully collected in March 2002 for most of our residential customers. We anticipate full CTC collection by mid-year 2002 for most of our remaining major rate classes. The transition costs, as reflected on the consolidated balance sheet, are being amortized over the same period that the CTC revenues are being recognized.
     For regulatory purposes, the unrecovered balance of transition costs was approximately $83.4 million ($50.8 million net of tax) at March 31, 2002, on which we are allowed to earn an 11.0 percent pre-tax return. A lower amount is shown on the balance sheet due to the accounting for unbilled revenues.

PROVIDER OF LAST RESORT
     Although no longer a generation supplier, as the provider of last resort for all customers in our service territory, we must provide electricity for any customer who does not choose an alternative generation supplier, or whose supplier fails to deliver. As part of the generation asset sale, a third party agreed to supply all of the electric energy necessary to satisfy our provider of last resort obligations during the CTC collection period. We have extended the arrangement (and the PUC approved rates for the supply of electricity) beyond the final CTC collection through December 31, 2004 (POLR II). The agreement also permits us, following CTC collection for each rate class, an average margin of
0.5 cents per KWH supplied through this arrangement. Except for this margin, these agreements, in general, effectively transfer to the supplier the financial risks and rewards associated with our provider of last resort obligations. While we retain the collection risk for the electricity sales, a component of our regulated delivery rates is designed to cover the cost of a normal level of uncollectible accounts.

RATE FREEZE
     In connection with POLR II, we negotiated a rate freeze for generation, transmission and distribution rates. The rate freeze fixes new generation rates for retail customers who take electricity under the extended provider of last resort arrangement, and continues the transmission and distribution rates for all customers at current levels through at least 2003. Under certain circumstances, affected interests may file a complaint alleging that, under these frozen rates, we have exceeded reasonable earnings, in which case the PUC could make adjustments to rectify such earnings.

C. RECEIVABLES

     The components of receivables for the periods indicated are as follows:

                                               (Millions of Dollars)
                                           ---------------------------
                                              March 31,   December 31,
                                               2002          2001
----------------------------------------------------------------------
Electric customers                            $ 97.0       $ 97.1
Unbilled revenue accrual                        34.3         36.6
Other utility                                    3.3          3.2
DQE loan                                       348.0        250.0
Affiliate Receivables                           12.6         23.9
Other                                           12.5         13.0
 Less: Allowance for
   uncollectible accounts                       (6.0)        (6.3)
----------------------------------------------------------------------
     Total                                    $501.7       $417.5
======================================================================


D. CONSTRUCTION, COMMITMENTS AND CONTINGENCIES

CONSTRUCTION
     We estimate that in 2001 we will spend, excluding the allowance for funds used during construction, approximately $70.0 million for electric utility construction.

LEGAL PROCEEDINGS
     As discussed elsewhere in this report, we requested and received PUC approval to recover approximately $13.0 million of costs we will incur in 2002 due to the RNR. On November 19, 2001, the Pennsylvania Office of Consumer Advocate (OCA) filed a complaint with the PUC, objecting to the recovery approval and stating various matters, such as rate of return and offsetting savings, that should be considered before allowing RNR recovery in excess of rate caps. An initial hearing on the OCA's complaint was held May 2, 2002 before a PUC administrative law judge, who denied the OCA's objections. However, on May 9, 2002, the PUC ordered that our quarterly earnings may be considered in the RNR proceedings. An additional hearing has been scheduled for May 21, 2002, and we anticipate a final decision in the third quarter of 2002.

     Although we cannot predict the ultimate outcome of this matter, we believe the final resolution will not significantly affect our results of operations or cash flows.

E. BUSINESS SEGMENTS AND RELATED INFORMATION
     We report the results of our business segments, determined by products, services and regulatory environment as follows: (1) the transmission and distribution of electricity (electricity delivery business segment), (2) the supply of electricity (electricity supply business segment), and (3) the collection of transition costs (CTC business segment).

Business Segments for the Three Months Ended:

-----------------------------------------------------------------------------------------------------------------
                                                                          (Millions of Dollars)
                                              -------------------------------------------------------------------
                                                   Electricity       Electricity                       Consoli-
                                                      Delivery           Supply          CTC            dated
March 31, 2002
-----------------------------------------------------------------------------------------------------------------
Operating revenues                                   $   80.2          $  104.2        $   65.0        $  249.4
Operating expenses                                       25.3              99.1              --           124.4
Depreciation and amortization expense                    14.2                --            60.1            74.3
Income and other tax expense                             14.2               4.7             3.6            22.5
-----------------------------------------------------------------------------------------------------------------
   Operating income                                      26.5               0.4             1.3            28.2
Other income                                              7.6                --              --             7.6
Interest and other charges                               18.8                --              --            18.8
-----------------------------------------------------------------------------------------------------------------
   Earnings for common stock                         $   15.3          $    0.4        $    1.3        $   17.0
=================================================================================================================
Assets                                               $2,597.7          $     --        $   76.6        $2,674.3
=================================================================================================================
Capital expenditures                                 $   13.9          $     --        $     --        $   13.9
=================================================================================================================


                                                                          (Millions of Dollars)
                                              -------------------------------------------------------------------
                                                   Electricity       Electricity                       Consoli-
                                                      Delivery           Supply          CTC            dated
March 31, 2001
-----------------------------------------------------------------------------------------------------------------
Operating revenues                                   $   73.7          $   97.6        $   74.1        $  245.4
Operating expenses                                       33.9              93.5              --           127.4
Depreciation and amortization expense                    14.8                --            64.3            79.1
Income and other tax expense                              6.0               4.1             5.6            15.7
-----------------------------------------------------------------------------------------------------------------
Operating income                                         19.0                --             4.2            23.2
Other income                                              6.1                --              --             6.1
Interest and other charges                               20.3                --              --            20.3
-----------------------------------------------------------------------------------------------------------------
Earnings for common stock                            $    4.8          $     --        $    4.2        $    9.0
=================================================================================================================
Assets (a)                                           $2,425.9          $     --        $  134.3        $2,560.2
=================================================================================================================
Capital expenditures                                 $   11.1          $     --        $     --        $   11.1
=================================================================================================================

(a) Relates to assets as of December 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Part I, Item 2 of this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission (SEC) and our condensed consolidated financial statements, which are set forth in Item 1 of this Report.

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

FORWARD-LOOKING STATEMENTS
     We use forward-looking statements in this report. Statements that are not historical facts are forward-looking statements, and are based on beliefs and assumptions of our management, and on information currently available to management. Forward-looking statements include statements preceded by, followed by or using such words as "believe," "expect," "anticipate," "plan," "estimate" or similar expressions. Such statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events. Actual results may materially differ from those implied by forward-looking statements due to known and unknown risks and uncertainties, some of which are discussed below.
     . Demand for and pricing of electric utility services, changing market conditions and weather conditions could affect earnings levels.
     . The number of customers who choose to receive electric generation through POLR II will affect earnings.
     . Overall performance could be affected by economic, competitive, regulatory, governmental (including tax) and technological factors affecting operations, markets, products, services and prices, as well as the factors discussed in our SEC filings made to date.

RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2001 the Financial Accounting Standards Board (FASB) issued a new accounting standard, SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, this standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair value can be made. The entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. The capitalized cost is then depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. The standard is effective for fiscal years beginning after June 15, 2002. We are currently evaluating, but have yet to determine, the impact that the adoption of SFAS No. 143 will have on our financial statements.

RESULTS OF OPERATIONS

OVERALL PERFORMANCE
     Our earnings available for common stock were $17.0 million in the first quarter of 2002 compared with $9.0 million in the first quarter of 2001, an increase of $8.0 million or 88.9 percent. The increase is primarily due to lower operating expenses due to the corporate restructuring that occurred in the fourth quarter of 2001, as well as our cost reduction initiatives, which continue to generate incremental cost savings. Our earnings available for common stock were also positively impacted by higher other income, due to the $0.8 million after-tax gain recognized on the sale of securities in 2002, and lower interest charges, due to lower interest rates in the first quarter of 2002 on the tax-exempt, variable rate debt.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT
     We report the results of our business segments, determined by products, services and regulatory environment as follows: (1) the transmission and distribution of electricity (electricity delivery business segment), (2) the supply of electricity (electricity supply business segment), and (3) the collection of transition costs (CTC business segment).

     Electricity Delivery Business Segment. The electricity delivery business segment contributed $15.3 million to earnings available for common stock in the first quarter of 2002 compared to $4.8 million in the first quarter of 2001, an increase of $10.5 million or 218.8 percent. This increase is a result of lower operating expenses due to the corporate restructuring that occurred in the fourth quarter of 2001, as well as our cost reduction initiatives, which continue to generate incremental cost savings. In addition, first quarter 2002 results were positively impacted by higher other income, due to the $0.8 million after-tax gain recognized on the sale of securities in 2002, and lower interest charges, due to lower interest rates in the first quarter of 2002 on the tax-exempt, variable rate debt.
     Operating revenues for this business segment are primarily derived from the delivery of electricity. Sales to residential and commercial customers are primarily influenced by weather conditions. Warmer summer and colder winter seasons lead to increased customer use of electricity for cooling and heating. Commercial sales also are affected by regional development. Sales to residential, commercial and industrial customers are influenced by national and global economic conditions.
     Operating revenues increased by $6.5 million or 8.8 percent compared to the first quarter of 2001. The increase can be primarily attributed to the increased RNR tax rate, which became effective January 1, 2002. Pennsylvania electric distribution companies, such as Duquesne Light, are permitted to recover this cost from consumers on a current basis. Income and other tax expense has increased accordingly due to the pass-through nature of the RNR. (See "Legal Proceedings.")
     Residential sales decreased 1.0 percent, primarily due to warmer winter weather in 2002. Commercial sales increased 1.8 percent due to an increase in the number of commercial customers, while industrial sales decreased 2.0 percent due to decreased consumption by steel manufacturers, as well as customers in the chemical industry. The following table sets forth kilowatt-hours (KWH) delivered to electric utility customers.

------------------------------------------------------
                                   KWH Delivered
                         -----------------------------
                                  (In Millions)
                         -----------------------------
First Quarter              2002      2001     Change
------------------------------------------------------
Residential                  892       901    (1.0)%
Commercial                 1,513     1,486     1.8 %
Industrial                   820       837    (2.0)%
---------------------------------------------
  Sales to Electric
    Utility Customers      3,225     3,224      -- %
======================================================

     Operating expenses for the electricity delivery business segment consist primarily of costs to operate and maintain the transmission and distribution system; meter reading, billing and collection costs; customer service; and administrative expenses. Operating expenses decreased $8.6 million or 25.4 percent compared to the first quarter of 2001. This decrease is due to the corporate restructuring that occurred in the fourth quarter of 2001, as well as our cost reduction initiatives, which continue to generate incremental cost savings.
     Depreciation and amortization expense includes the depreciation of electric delivery-related plant and equipment. There was a decrease of $0.6 million or
4.1 percent compared to the first quarter of 2001.
     Income and other tax expense for the electricity delivery business segment consists of income taxes and non-income taxes, such as gross receipts, property and payroll taxes. There was an increase of $8.2 million or 136.7 percent compared to the first quarter of 2001, primarily due to a $3.9 million increase in gross receipts tax due to the increased RNR tax rate which became effective January 1, 2002, as well as increased income taxes due to the higher pre-tax income in the first quarter of 2002.
     Other income increased $1.5 million or 24.6 percent compared to the first quarter of 2001, primarily due to a $0.8 million gain recognized on the sale of certain securities during the first quarter of 2002.
     Interest and other charges include interest on long-term debt, other interest and preferred stock dividends. In the first quarter of 2002, there was $1.5 million or 7.4 percent less interest and other charges compared to the first quar-ter of 2001, primarily due to $2.0 million less interest due to the favorable interest rates on the $418.0 million of variable rate, tax-exempt debt, partially offset by commercial paper borrowings made in January 2002.

     Electric Supply Business Segment. In the first quarter of 2002, the electricity supply business segment reported earnings available for common stock of $0.4 million, compared with zero in the first quarter of 2001. For the period April 28, 2000 through December 31, 2001, this segment's financial results reflected our provider of last resort service arrangement, which was designed to be income neutral to us. During the first quarter of 2002, we began operating under the POLR II arrangement, which extends the provider of last resort service (and the PUC-approved rates for the supply of electricity) beyond the final CTC collection through December 31, 2004. This arrangement also permits us, following CTC collection for each rate class, an average margin of 0.5 cents per KWH supplied.
     Operating revenues for this business segment are derived primarily from the supply of electricity for delivery to retail customers and, to a much lesser extent, the supply of electricity to wholesale customers. Retail energy requirements fluctuate as the number of customers participating in customer choice changes. Energy requirements for residential and commercial customers are also influenced by weather conditions; temperature extremes lead to increased customer use of electricity for cooling and heating. Commercial energy requirements are also affected by regional development. Energy requirements for industrial customers are primarily influenced by national and global economic conditions.
     Short-term sales to other utilities are made at market rates. Fluctuations result primarily from excess daily energy deliveries to our electricity delivery system.
     Operating revenues increased $6.6 million or 6.8 percent compared to the first quarter of 2001. The increase is due to a 9.3 percent higher average generation rate charged to customers, as well as a slightly larger percentage of customers who receive electricity through our provider of last resort service arrangement.
     The following table sets forth KWH supplied for customers who had not chosen an alternative generation supplier.

------------------------------------------------------
                                   KWH Supplied
                         -----------------------------
                                  (In Millions)
                         -----------------------------
                           2002      2001     Change
------------------------------------------------------
Residential                  643       621     3.5 %
Commercial                 1,134     1,137    (0.3)%
Industrial                   749       749      -- %
---------------------------------------------
      KWH Sales            2,526     2,507     0.8 %
Sales to Other Utility        63       155   (59.4)%
---------------------------------------------
      Total Sales          2,589     2,662    (2.7)%
======================================================

     Operating expenses for the electricity supply business segment consist of costs to obtain energy for our provider of last resort service which fluctuates in direct relation to operating revenues. Operating expenses increased $5.6 million or 6.0 percent compared to the first quarter of 2001. As a result of the higher average generation rate charged to customers in the first quarter of 2002, the resulting cost of energy increased due to the pass-through nature of the provider of last resort agreements.
     Income and other tax expense for the electricity supply business segment consists of gross receipts tax, which fluctuates in direct relation to operating revenues, and income taxes, which fluctuate in direct relation to pre-tax income. Income and other tax expense increased $0.6 million or 14.6 percent from the first quarter of 2001, due to the increase in gross receipts tax of $0.4 million, which in turn was due to the increase in revenues from electric utility customers. In addition, pre-tax income was generated from the electricity supply business segment in the first quarter of 2002 since we began operating under the POLR II arrangement, which produced income tax expense of $0.2 million.

     CTC Business Segment. For the CTC business segment, operating revenues are derived by billing electric delivery customers for generation-related transition costs. We are allowed to earn an 11 percent pre-tax return on the net of tax CTC balance. As revenues are billed to customers on a monthly basis, we amortize the CTC balance. The resulting decrease in the CTC balance causes a decline in the return we earn.
     In the first quarter of 2002, the CTC business segment reported earnings available for common stock of $1.3 million compared to $4.2 million during the same period in 2001, a decrease of $2.9 million or 69.0 percent.
     Operating revenues decreased $9.1 million or 12.3 percent, due to a 6.1 percent decrease in the average CTC rate charged to customers from 2001 to 2002, as well as the full collection of the allocated CTC balance for most of our residential customers during the first quarter of 2002.
     Depreciation and amortization expense consists of the amortization of transition costs. There was a decrease of $4.2 million or 6.5 percent compared to the first quarter of 2001, primarily due to the full collection of the allocated CTC balance for most of our residential customers. We anticipate full CTC collection by mid-year 2002 for most of our remaining major rate classes.
     Income and other tax expense consists of gross receipts tax, which fluctuates in direct relation to operating revenues and income taxes. Income and other tax expense decreased $2.0 million or 35.7 percent compared to the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL EXPENDITURES
     We estimate that during 2002 we will spend, excluding the allowance for funds used during construction, approximately $70.0 million for electric utility construction. During the first three months of 2002, we have spent approximately $13.9 million on capital expenditures related to the electricity delivery business.

ASSET DISPOSITIONS
     During the first quarter of 2002, we did not make any acquisitions, but we received approximately $1.3 million of proceeds from the sale of securities and recognized an after-tax gain of $0.8 million.

FINANCING AND CAPITAL REQUIREMENT
     On April 15, 2002, we issued $200.0 million of 6.7 percent first mortgage bonds due 2012. On April 30, 2002, we issued $100.0 million of 6.7 percent first mortgage Public Income Notes due 2032. In each case we used the proceeds to call and refund existing debt.
     In January 2002, we initially issued $125.0 million of commercial paper and loaned the proceeds to DQE; this loan is payable on demand. This commercial paper may, in turn, be refunded through other available debt instruments.
     We maintain a $150.0 million revolving credit agreement expiring in October 2002. We may convert the revolver into a term loan facility for a one-year period, for any amounts then outstanding upon expiration of the revolving credit period. The interest rate can, in accordance with the option selected at the time of the borrowing, be based on one of several indicators, including prime and Eurodollar rates. Fees are based on the unborrowed amount of the commitment. We plan to extend the facility prior to its expiration. At March 31, 2002, no borrowings were outstanding.
     Under our credit facility, we are subject to financial covenants requiring us to maintain a maximum debt-to-capitalization ratio of 65.0 percent. At March 31, 2002 we were in compliance, having a debt-to-capitalization ratio of 60.7 percent.
     At March 31, 2002, we had $98.0 million of commercial paper borrowings outstanding. During the quarter, the maximum amount of bank loans and commercial paper borrowings outstanding was $125.0 million, the amount of average daily borrowings was $98.7 million, and the weighted average daily interest rate was
2.4 percent.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
     As of March 31, 2002, we have certain contractual obligations and commercial commitments that extend beyond this year, as set forth in the following tables:

Payments Due By Period
-------------------------------------------------------------------------------------------------------
                                                                  (In Millions)
                                          -------------------------------------------------------------
                                             2002     2003      2004      2005      After      Total
                                          -------------------------------------------------------------
Long-Term Debt                             $   --     $100.0    $100.4    $  0.4   $ 863.0   $1,063.8
Notes Payable and Current Maturities         98.0         --        --        --        --       98.0
Capital Lease Obligations                     0.7        0.7       0.7       0.7       1.6        4.4
Operating Leases                              3.3        3.3       3.5       3.8      24.1       38.0
-------------------------------------------------------------------------------------------------------
  Total Contractual Cash Obligations       $102.0     $104.0    $104.6    $  4.9   $ 888.7   $1,204.2
=======================================================================================================

Other Commercial Commitments
-------------------------------------------------------------------------------------------------------
                                                                  (In Millions)
                                          -------------------------------------------------------------
                                             2002     2003      2004      2005      After      Total
                                          -------------------------------------------------------------
Revolving Credit Agreement (a)             $   --     $150.0    $   --    $   --   $    --     $150.0
Standby Letters of Credit (a)                 9.5         --        --        --        --        9.5
Surety Bonds (b)
  Commercial                                 43.3         --        --        --        --       43.3
  Contract                                    0.3         --        --        --        --        0.3
-------------------------------------------------------------------------------------------------------
  Total Commercial Commitments             $ 53.1     $150.0    $   --    $   --   $    --     $203.1
=======================================================================================================

(a) Revolving Credit Agreement and Letters of Credit are typically for a 364-day period and are renewed annually.
(b) Surety bonds are renewed annually. Some of the commercial bonds cover regulatory and contractual obligations which exceed a one-year period.

RATE MATTERS

COMPETITION AND THE CUSTOMER CHOICE ACT

     The Customer Choice Act enables electric utility customers to purchase electricity at market prices from a variety of electric generation suppliers. As of March 31, 2002, approximately 78.4 percent of our customers measured on a KWH basis and approximately 77.9 percent on a non-coincident peak load basis received electricity through our provider of last resort service arrangement (discussed below). The remaining customers are provided with electricity through alternative generation suppliers. The number of customers participating in our provider of last resort service will fluctuate depending on market prices and the number of alternative generation suppliers in the retail supply business.
     Customers who select an alternative generation supplier pay for generation charges set competitively by that supplier, and pay us CTC (discussed below) and/or transmission and distribution charges. Electricity delivery (including transmission, distribution and customer service) remains regulated in substantially the same manner as under historical regulation.
     In November 2001, the Pennsylvania Department of Revenue established an increased revenue neutral reconciliation tax (RNR) in order to recover a current shortfall that resulted from electricity generation deregulation. Since January 2002, our customer bills have reflected an approximately two percent increase to recover the RNR-related costs. (See "Legal Proceedings.")

REGIONAL TRANSMISSION ORGANIZATION
     FERC Order No. 2000 calls on transmission-owning utilities such as Duquesne Light to join regional transmission organizations (RTOs). We are committed to ensuring a stable, plentiful supply of electricity for our customers. Toward that end, we anticipate joining the PJM West RTO, which is currently in the final stages of approval before the FERC. In late 2001 and early 2002, we entered into agreements with two generation suppliers to provide the electric capacity required to meet our anticipated capacity credit obligations in PJM West through 2004.
     Our participation in the PJM West RTO is conditioned upon PUC approval of the recovery of the cost of capacity under these agreements. We have petitioned the PUC for such approval, asking for a decision by August 14, 2002; if we do not receive approval by that date, one of the agreements will terminate, unless an extension is agreed to, and the other will not become effective. Our inclusion in the PJM West RTO would put the region's transmission facilities under common control to enhance reliability to customers.

COMPETITIVE TRANSITION CHARGE
     In its final restructuring order, the PUC determined that we should recover most of the above-market costs of our generation assets, including plant and regulatory assets, through the collection of the CTC from electric utility customers. Following our application of net generation asset sale proceeds to reduce transition costs, the CTC was fully collected in March 2002 for most of our residential customers. We anticipate full CTC collection by mid-year 2002 for most of our remaining major rate classes. The transition costs, as reflected on the consolidated balance sheet, are being amortized over the same period that the CTC revenues are being recognized.
     For regulatory purposes, the unrecovered balance of transition costs was approximately $83.4 million ($50.8 million net of tax) at March 31, 2002, on which we are allowed to earn an 11.0 percent pre-tax return. A lower amount is shown on the balance sheet due to the accounting for unbilled revenues.

PROVIDER OF LAST RESORT
     Although no longer a generation supplier, as the provider of last resort for all customers in our service territory, we must provide electricity for any customer who does not choose an alternative generation supplier, or whose supplier fails to deliver. As part of the generation asset sale, a third party agreed to supply all of the electric energy necessary to satisfy our provider of last resort obligations during the CTC collection period. We have extended the arrangement (and the PUC-approved rates for the supply of electricity) beyond the final CTC collection through December 31, 2004 (POLR II). The agreement also permits us, following CTC collection for each rate class, an average margin of
0.5 cents per KWH supplied through this arrangement. Except for this margin, these agreements, in general, effectively transfer to the supplier the financial risks and rewards associated with our provider of last resort obligations. While we retain the collection risk for the electricity sales, a component of our regulated delivery rates is designed to cover the cost of a normal level of uncollectible accounts.
     We are evaluating options to provide electricity for our provider of last resort customers after POLR II expires. Such options include one or more of the following: negotiating an extension to POLR II, negotiating a similar arrangement with another generation supplier, and entering into alternative supply arrangements, such as constructing a gas turbine electric generating facility (either independently or with partners). Although no final decision has been made, later in May 2002 our affiliate, Duquesne Power Inc., plans to file permits with the Pennsylvania Department of Environmental Protection for the construction of an electric-generating facility of up to

1,200 megawatts in Beaver County, Pennsylvania. After selecting the most prudent supply option, we plan to file a specific proposal with the PUC by August 2002. We expect this proposal will include a request for a fixed generation rate plan beyond 2004 for customers who do not choose an alternative generation supplier.


RATE FREEZE
     In connection with the POLR II agreement described above, we negotiated a rate freeze for generation, transmission and distribution rates. The rate freeze fixes new generation rates for retail customers who take electricity under the extended provider of last resort arrangement, and continues the transmission and distribution rates for all customers at current levels through at least 2003. Under certain circumstances, affected interests may file a complaint alleging that, under these frozen rates, we have exceeded reasonable earnings, in which case the PUC could make adjustments to rectify such earnings.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


     Market risk represents the risk of financial loss that may impact our consolidated financial position, results of operations, or cash flows due to adverse changes in market prices and rates.
     We manage our interest rate risk by balancing our exposure between fixed and variable rates, while attempting to minimize our interest costs. Currently, our variable interest rate debt is approximately $418.0 million or 39.4 percent of long-term borrowings. This variable rate debt is low-cost, tax-exempt debt. We also manage our interest rate risk by retiring and issuing debt from time to time and by maintaining a balance of short-term, medium-term and long-term debt. A 10 percent increase in interest rates would have affected our variable rate debt obligations by increasing interest expense by approximately $0.2 million for the three months ended March 31, 2002 and $0.4 million for the three months ended March 31, 2001. A 10 percent reduction in interest rates would have increased the market value of our fixed rate debt by approximately $39.3 million and $40.5 million as of March 31, 2002 and March 31, 2001. Such changes would not have had a significant near-term effect on our future earnings or cash flows.

PART II.     OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

     As discussed elsewhere in this report, we requested and received PUC approval to recover approximately $13.0 million of costs we will incur in 2002 due to the RNR. On November 19, 2001, the Pennsylvania Office of Consumer Advocate (OCA) filed a complaint with the PUC, objecting to the recovery approval and stating various matters, such as rate of return and offsetting savings, that should be considered before allowing RNR recovery in excess of rate caps. An initial hearing on the OCA's complaint was held May 2, 2002 before a PUC administrative law judge, who denied the OCA's objections. However, on May 9, 2002, the PUC ordered that our quarterly earnings may be considered in the RNR proceedings. An additional hearing has been scheduled for May 21, 2002, and we anticipate a final decision in the third quarter of 2002.
     Although we cannot predict the ultimate outcome of this matter, we believe the final resolution will not significantly affect our results of operations or cash flows.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits:

   EXHIBIT 12.1 - Calculation of Ratio of Earnings to Fixed Charges and
                  Preferred and Preference Stock Dividend Requirements.

b. We filed a report on Form 8-K on April 5, 2002, to report an announcement regarding our exploration of generation supply options following POLR II.

   We filed a report on Form 8-K on April 23, 2002 to incorporate certain documents by reference into our First Mortgage bond shelf registration statement.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant identified below has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       Duquesne Light Company
                                                 -------------------------------
                                                           (Registrant)



Date            May 15, 2002                          /s/ Frosina C. Cordisco
       -------------------------------           -------------------------------
                                                            (Signature)
                                                        Frosina C. Cordisco
                                                   Vice President and Treasurer
                                                  (Principal Financial Officer)



Date            May 15, 2002                           /s/ Stevan R. Schott
      -------------------------------            -------------------------------
                                                           (Signature)
                                                        Stevan R. Schott
                                                  Vice President and Controller
                                                  (Principal Accounting Officer)