Form 10-Q
period 2002-06-30
DUQUESNE LIGHT CO
filed 2002-08-14
CIK 30573

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended June 30, 2002
                                         -------------

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period From __________ to __________

                             Commission File Number
                             ----------------------
                                    l-10290

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

                               411 Seventh Avenue
                         Pittsburgh, Pennsylvania 15219
         --------------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

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

All 10 shares of Duquesne Light Company Common Stock outstanding as of July 31, 2002 are owned by DQE, Inc.

PART I.  FINANCIAL INFORMATION

Item I.  Financial Statements.

Duquesne Light Condensed Consolidated Statements of Income (Unaudited)
--------------------------------------------------------------------------------

                                                                       (Millions of  Dollars)
                                                          ---------------------------------------------
                                                                Three Months           Six Months
                                                               Ended June 30,        Ended June 30,
                                                          ---------------------------------------------
                                                              2002       2001       2002       2001
-------------------------------------------------------------------------------------------------------
Operating Revenues:
Sales of Electricity:
Customer revenues                                           $  226.7   $  255.9   $  470.9   $  492.4
Utilities                                                        l.9        3.0        3.3        7.1
-------------------------------------------------------------------------------------------------------
Total Sales of Electricity                                     228.6      258.9      474.2      499.5
Other                                                            4.4        4.5        8.2        9.3
-------------------------------------------------------------------------------------------------------
   Total Operating Revenues                                    233.0      263.4      482.4      508.8
-------------------------------------------------------------------------------------------------------

Operating Expenses:
Purchased power                                                104.0      104.1      202.9      197.6
Other operating                                                 23.0       26.1       43.l       54.5
Maintenance                                                      8.3        6.2       13.7       11.7
Depreciation and amortization                                   44.9       80.0      119.2      159.1
Taxes other than income taxes                                   16.8       13.8       32.7       27.2
Income taxes                                                     6.0        5.6       12.6        7.9
-------------------------------------------------------------------------------------------------------
   Total Operating Expenses                                    203.0      235.8      424.2      458.0
-------------------------------------------------------------------------------------------------------
Operating Income                                                30.0       27.6       58.2       50.8
-------------------------------------------------------------------------------------------------------
Other Income and Deductions - net                                4.3        7.1       11.9       13.2
-------------------------------------------------------------------------------------------------------
Income Before Interest and Other Charges                        34.3       34.7       70.1       64.0
-------------------------------------------------------------------------------------------------------
Interest Charges                                                16.1       16.1       31.0       32.4
Monthly Income Preferred Securities Dividend Requirements        3.2        3.2        6.3        6.3
-------------------------------------------------------------------------------------------------------
Net Income                                                      15.0       15.4       32.8       25.3
-------------------------------------------------------------------------------------------------------
Dividends on Preferred and Preference Stock                      0.8        0.8        1.6        1.7
-------------------------------------------------------------------------------------------------------
   Earnings for Common Stock                                $   14.2   $   14.6   $   31.2   $   23.6
=======================================================================================================

See notes to condensed consolidated financial statements.

Duquesne Light Condensed Consolidated Balance Sheets (Unaudited)
--------------------------------------------------------------------------------
                                                         (Millions of Dollars)
                                                       -------------------------
                                                       June 30,     December 31,
ASSETS                                                  2002           2001
--------------------------------------------------------------------------------
Property, Plant and Equipment:
     Gross property, plant equipment                   $2,004.0       $1,972.3
     Less: Accumulated depreciation and amortization     (651.1)        (627.4)
--------------------------------------------------------------------------------
        Total Property, Plant and Equipment-Net         1,352.9        1,344.9
--------------------------------------------------------------------------------
Long-Term Investments                                      22.4           28.9
--------------------------------------------------------------------------------
Current Assets:
Investment in DQE Capital Cash Pool                       413.7          314.8
Receivables                                               437.4          417.5
Other current assets                                       47.2           41.4
--------------------------------------------------------------------------------
        Total Current Assets                              898.3          773.7
--------------------------------------------------------------------------------
Other Non-Current Assets:
Transition costs                                           45.7          134.3
Regulatory assets                                         272.4          267.2
Other                                                      14.8           11.2
--------------------------------------------------------------------------------
        Total Other Non-Current Assets                    332.9          412.7
--------------------------------------------------------------------------------
        Total Assets                                   $2,606.5       $2,560.2
--------------------------------------------------------------------------------


CAPITALIZATION AND LIABILITIES
--------------------------------------------------------------------------------
Capitalization:
Common stock (authorized - 90,000,000 shares,
  issued and outstanding - 10 shares)                  $      -       $      -
Capital surplus                                           483.3          483.3
Retained earnings                                          46.6           44.3
Accumulated other comprehensive income                     (4.6)          (1.0)
--------------------------------------------------------------------------------
        Total Common stockholders's Equity                525.3          526.6
--------------------------------------------------------------------------------
Company Obligated Mandatorily Redeemable Preferred
  Trust Securities                                        150.0          150.0
--------------------------------------------------------------------------------
Preferred and Preference Stock                             75.1           74.5
--------------------------------------------------------------------------------
Long-term debt                                          1,066.9        1,061.l
--------------------------------------------------------------------------------
        Total Capitalization                            1,817.3        1,812.2
--------------------------------------------------------------------------------
Current Liabilities:
Notes payable and current debt maturities                  35.0              -
Other current liabilities                                 208.3          186.3
--------------------------------------------------------------------------------
        Total Current Liabilities                         243.3          186.3
--------------------------------------------------------------------------------
Non-Current Liabilities:
Deferred income taxes -  net                              416.1          418.3
Warwick mine liability                                     31.6           35.0
Other                                                      98.2          108.4
--------------------------------------------------------------------------------
        Total Non-Current Liabilities                     545.9          561.7
--------------------------------------------------------------------------------
Commitments and contingencies (Note F)
--------------------------------------------------------------------------------
        Total Capitalization and Liabilities           $2,606.5       $2,560.2
================================================================================
See notes to condensed consolidated financial statements.

Duquesne Light Condensed Consolidated Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                     (Millions of Dollars)
                                                                 -------------------------------
                                                                   Six Months Ended June 30,
                                                                 -------------------------------
                                                                   2002                 2001
------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Operations                                                       $  139.1             $  146.1
Changes in working capital other than cash                          (68.5)               (82.8)
Other                                                                (5.9)                (9.5)
------------------------------------------------------------------------------------------------
     Net Cash Provided By Operating Activities                       64.7                 53.8
------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Capital expenditures                                                (34.9)               (26.5)
Proceeds from sale of investments                                     2.6                  3.9
Other                                                                (2.0)                (0.9)
------------------------------------------------------------------------------------------------
     Net Cash Used In Investing Activities                          (34.3)               (23.5)
------------------------------------------------------------------------------------------------
Cash flows From Financing Activities:
Issuance of debt (Note E)                                           300.0                    -
Reductions of long-term obligation (Note E)                        (293.0)                (7.6)
Commercial paper borrowings                                          35.0                    -
Loan to DQE                                                         (35.0)                   -
Dividends on capital stock                                          (26.7)               (21.7)
Other                                                               (10.7)                (1.0)
------------------------------------------------------------------------------------------------
     Net Cash Used In Financing Activities                          (30.4)               (30.3)
------------------------------------------------------------------------------------------------
Net increase in cash and temporary cash investments                     -                    -
Cash and temporary cash investments at beginning of period              -                    -
------------------------------------------------------------------------------------------------
     Cash and Temporary Cash Investments at End of Period        $      -             $      -
================================================================================================

See notes to condensed consolidated financial statements.

Duquesne Light Condensed Consolidated Statements of Comprehensive Income (Unaudited)
--------------------------------------------------------------------------------

                                                                              (Millions of Dollars)
                                                                 ------------------------------------------------
                                                                    Three Months                  Six Months
                                                                    Ended June 30,              Ended June 30,
                                                                 ------------------------------------------------
                                                                    2002      2001             2002        2001
-----------------------------------------------------------------------------------------------------------------
Net income                                                       $  15.0    $ 15.4          $  32.8     $ 25.3
Other comprehensive income:
     Unrealized holding losses arising during the period,
       net of tax of $(3.8), $(3.5), $(2.5) and $(5.4)              (5.4)     (4.9)            (3.6)      (7.6)
-----------------------------------------------------------------------------------------------------------------
Comprehensive Income                                             $   9.6    $ 10.5          $  29.2     $ 17.7
=================================================================================================================

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

A.  CONSOLIDATION AND ACCOUNTING POLICIES

Consolidation

   Duquesne Light Company, a wholly owned subsidiary of DQE, Inc., is an electric utility engaged in the transmission and distribution of electric energy.

   Our subsidiaries are primarily involved in operating our automated meter reading technology and providing financing to certain affiliates.

   The consolidated financial statements include the accounts of Duquesne Light and our wholly and majority owned subsidiaries. The equity method of accounting is used when we have a 20 to 50 percent interest in other companies. Under the equity method, original investments are recorded at cost and adjusted by our share of undistributed earnings or losses of these companies. All material intercompany balances and transactions have been eliminated in the consolidation.

Basis of Accounting

   Duquesne Light is subject to the accounting and reporting requirements of the Securities and Exchange Commission (SEC). Our electricity delivery business is also subject to regulation by the Pennsylvania Public Utility Commission (PUC) and the Federal Energy Regulatory Commission (FERC) with respect to rates for delivery of electric power, accounting and other matters.

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

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions with respect to values and conditions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period also may be affected by the estimates and assumptions we are required to make. We evaluate these estimates on an ongoing basis, using historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates.

   The interim financial information for the three and six month periods ended June 30, 2002 is unaudited and has been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim information. This information does not include all footnotes which would be required for complete annual financial statements in accordance with accounting principles generally accepted in the United States of America.

   These statements should be read with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC. The results of operations for the three and six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the full year.

Recent Accounting Pronouncements

   On January I, 2002, we adopted SFAS No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the impact of which was not significant to our financial statements.

   In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, this standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair value can be made. The entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. The capitalized cost is then depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. The standard is effective for fiscal years beginning after June 15, 2002. We are currently evaluating, but have yet to determine, the impact that the adoption of SFAS No. 143 will have on our financial statements.

Reclassification

   The 2001 condensed consolidated financial statements have been reclassified to conform with the 2002 presentation.

B. RATE MATTERS

Competition and the Customer Choice Act

   The Customer Choice Act enables electric utility customers to purchase electricity at market prices from a variety of electric generation suppliers. As of June 30, 2002, approximately 77.6 percent of our customers measured on a kilowatt-hour (KWH) basis and approximately 75.6 percent on a non-coincident peak load basis received electricity through our provider of last resort service arrangement (discussed below). The remaining customers are provided with electricity through alternative generation suppliers. The number of customers participating in our provider of last resort service will fluctuate depending on market prices and the number of alternative generation suppliers in the retail supply business.

   Customers who select an alternative generation supplier pay for generation charges set competitively by that supplier, and pay our CTC (discussed below) and/or transmission and distribution charges. Electricity delivery (including transmission, distribution and customer service) remains regulated in substantially the same manner as under historical regulation.

   In November 2001, the Pennsylvania Department of Revenue established an increased revenue neutral reconciliation tax (RNR) in order to recover a current shortfall that resulted from electricity generation deregulation. Since January 2002, our customer bills have reflected an approximately two percent increase to recover our costs related to the RNR. (See Note F.)

Regional Transmission Organization

   FERC Order No. 2000 calls on transmission-owning utilities such as Duquesne Light to join regional transmission organizations (RTOs). We are committed to ensuring a stable, plentiful supply of electricity for our customers. Toward that end, we planned to join the PJM West RTO. In late 2001 and early 2002, we entered into agreements with two generation suppliers to provide the electric capacity required to meet our anticipated capacity credit obligations in PJM West through 2004.

   Our participation in the PJM West RTO was to be conditioned upon PUC approval of the recovery of the cost of capacity under these agreements, and we petitioned the PUC for such approval. However, on July 31, 2002, the FERC issued a series of proposals designed to establish a standard market design and transmission service for interstate electricity transactions, and extend its deadline for joining an RTO until September 2004. In light of the FERC's proposals, the PUC dismissed our petition without prejudice. As a result, neither of the capacity agreements will take effect. We will continue to evaluate the FERC's proposals and their impact on the possibility of joining an RTO.

Competitive Transition Charge

   In its final restructuring order, the PUC determined that we should recover most of the above-market costs of our generation assets, including plant and regulatory assets, through the collection of the CTC from electric utility customers. Following our application of net generation asset sale proceeds to reduce transition costs, the CTC was fully collected for most of our residential customers during the first quarter of 2002 and a large number of our commercial customers during the second quarter of 2002. As of June 30, 2002, the CTC balance has been fully collected for approximately 95 percent of our customers, and 46 percent of the KWH sales for the first six months of 2002. The transition costs, as reflected on the consolidated balance sheet, are being amortized over the same period that the CTC revenues are being recognized.

   For regulatory purposes, the unrecovered balance of transition costs was approximately $48.4 million ($29.5 million net of tax) at June 30, 2002, on which we are allowed to earn an 11 percent pre-tax return. A lower amount is shown on the balance sheet due to the accounting for unbilled revenues.

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

   While there are certain safeguards in the provider of last resort arrangements designed to mitigate losses in the event that the supplier defaults on its performance under the arrangement, we may face the credit risk of such a default. Contractually, we have various credit enhancements that would become activated upon certain events. If the supplier were to fail to deliver, we would have to contract with another supplier and/or make purchases in the market at the time of default at a time when market prices could be higher. While the Customer Choice Act provides generally for provider of last resort supply costs to be borne by customers, recent litigation suggests that it may not be clear whether we could pass any costs in excess of the existing PUC-approved provider of last resort prices on to our customers. Additionally, the supplier has recently been downgraded by the rating agencies. Although we are following the situation closely, our knowledge is limited to public disclosure, and we do not know whether the downgrade could affect the supplier's ability to perform. We also retain the risk that customers will not pay for the provider of last resort generation supply. However, a component of our delivery rate is designed to cover the cost of a normal level of uncollectible accounts.

Rate Freeze

   In connection with POLR II, we negotiated a rate freeze for generation, transmission and distribution rates. The rate freeze fixes new generation rates for retail customers who take electricity under the extended provider of last resort arrangement through 2004, and continues the transmission and distribution rates for all customers at current levels through at least 2003. Under certain circumstances, affected interests may file a complaint alleging that, under these frozen rates, we have exceeded reasonable earnings, in which case the PUC could make adjustments to rectify such earnings.

C.  RECEIVABLES

   The components of receivables for the periods indicated are as follows:

--------------------------------------------------------------------------------
                                                  (Millions of  Dollars)
                                   ---------------------------------------------
                                                   June 30,      December 31,
                                                     2002            2001
--------------------------------------------------------------------------------
Electric customer
   accounts receivable                             $  88.9         $  97.1
Unbilled revenue accrual                              39.7            36.6
Other utility receivables                              5.4             3.2
Loan to DQE                                          285.0           250.0
Affiliate receivables                                 13.5            23.9
Other receivables                                     12.3            13.0
   Less: Allowance for
    uncollectible accounts                            (7.4)           (6.3)
--------------------------------------------------------------------------------
     Total Receivables                             $ 437.4         $ 417.5
================================================================================

D.  RESTRUCTURING CHARGES

   During the fourth quarter of 2001, we recorded a pre-tax restructuring charge of $10.8 million. The restructuring plan included the (1) consolidation and reduction of certain administrative and back-office functions through an involuntary termination plan; (2) abandonment of certain office facilities to relocate employees to one centralized location; and (3) write-off of certain leasehold improvements related to abandoned office facilities. Of the $10.8 million, $8.3 million was for employee termination benefits for approximately 100 management, professional and administrative personnel; $1.5 million was for future lease payments; and $1.0 million was for other lease costs associated with the restructuring plan. To date, approximately 90 employees have been terminated. The restructuring liability at June 30, 2002 was $4.6 million and is included in "other current liabilities" on the condensed consolidated balance sheet.

   The following table summarizes the current year activity for the accrued restructuring liability for the period ended June 30, 2002:

--------------------------------------------------------------------------------
                                              Restructuring Liability
                                   ---------------------------------------------
                                               (Millions of Dollars)
                                   ---------------------------------------------
                                     Employee
                                    Termination        Lease
                                      Benefits         costs            Total
--------------------------------------------------------------------------------
Balance at December 31, 2001          $   6.6         $   2.2           $  8.8
2002 payments                            (4.0)           (0.2)            (4.2)
--------------------------------------------------------------------------------
     Balance at June 30, 2002         $   2.6         $   2.0           $  4.6
================================================================================

   We believe that the remaining provision is adequate to complete the restructuring plan. We expect the remaining restructuring liabilities to be paid on a monthly basis throughout 2006.

E.  DEBT

   On April 15, 2002, we issued $200 million of 6.7 percent first mortgage bonds due 2012. On April 30, 2002, we issued $100 million of 6.7 percent first mortgage bonds due 2032. In each case we used the proceeds to call and refund existing debt, including debt scheduled to mature in 2003 and 2004.

   In January 2002, we issued commercial paper and loaned the proceeds to DQE; this loan is payable on demand. The balance of commercial paper and related loan to DQE was $35 million as of June 30, 2002.

F. COMMITMENTS AND CONTINGENCIES

Construction

   We estimate that in 2002 we will spend, excluding the allowance for funds used during construction, approximately $70 million for electric utility construction.

Employees

   We are a party to a labor contract with the International Brotherhood of Electrical Workers, which represents the majority of our employees. This contract expires September 30, 2003.

Legal Proceedings

   As discussed elsewhere in this report, we requested and received PUC approval to recover approximately $13 million of costs we will incur in 2002 due to the RNR. On November 19, 2001, the Pennsylvania Office of Consumer Advocate (OCA) filed a complaint with the PUC, objecting to the recovery approval and stating various matters, such as rate of return and offsetting savings, that should be considered before allowing RNR recovery in excess of rate caps. An initial hearing on the OCA's complaint was held May 2, 2002 before a PUC administrative law judge, who denied the OCA's objections. However, on May 9, 2002, the PUC ordered that our quarterly earnings may be considered in the RNR proceedings. Additional hearings were held in July 2002. On August 8, 2002, the PUC voted to uphold dismissal of the OCA's case. The OCA has until early September 2002 to appeal.

   Although we cannot predict the ultimate outcome of this matter, we believe the final resolution will not significantly affect our results of operations or cash flows.

G. SUBSEQUENT EVENTS

   In July 2002, we retired our outstanding commercial paper balance of $35 million, using proceeds from the repayment of the loan to DQE. On August 5, 2002, we redeemed the following: (i) $10 million aggregate principal amount of our 8.20 percent first mortgage bonds due 2022 at a redemption price of 104.51 percent of the principal amount thereof, and (ii) $100 million aggregate principal amount of our 7 5/8 percent first mortgage bonds due 2023 at a redemption price of 103.9458 percent of the principal amount thereof. Our investment in the cash pool was used to retire the first mortgage bonds.

H. BUSINESS SEGMENTS AND RELATED INFORMATION

   We report the results of our business segments, determined by products, services and regulatory environment as follows: (1) transmission and distribution of electricity (electricity delivery business segment), (2) supply of electricity (electricity supply business segment), and (3) collection of transition costs (CTC business segment).

Business Segments for the Three Months Ended:
--------------------------------------------------------------------------------

                                                                        (Millions of  Dollars)
                                                    -----------------------------------------------------------------
                                                      Electricity   Electricity                          Consoli-
                                                       Delivery        Supply            CTC              dated
                                                    -----------------------------------------------------------------
June 30, 2002
---------------------------------------------------------------------------------------------------------------------
Operating revenues                                   $     85.5      $   113.9        $    33.6         $   233.0
Operating expenses                                         31.3          104.0                              135.3
Depreciation and amortization expense                      14.0              -             30.9              44.9
Income and other tax expense                               13.9            7.0              1.9              22.8
---------------------------------------------------------------------------------------------------------------------
   Operating income                                        26.3            2.9              0.8              30.0
Other income                                                4.3              -                -               4.3
Interest and other charges                                 20.1              -                -              20.1
---------------------------------------------------------------------------------------------------------------------
   Earnings for common stock                         $     10.5      $     2.9        $     0.8         $    14.2
=====================================================================================================================
Assets                                               $  2,560.8      $       -        $    45.7         $ 2,606.5
=====================================================================================================================
Capital expenditures                                 $     21.0      $       -        $       -         $    21.0
=====================================================================================================================

                                                                             (Millions of Dollars)
---------------------------------------------------------------------------------------------------------------------
                                                    Electricity     Electricity                          Consoli-
                                                      Delivery         Supply            CTC               dated
                                                    -----------------------------------------------------------------
June 30, 2001
---------------------------------------------------------------------------------------------------------------------
Operating revenues                                   $     80.7      $   108.8        $    73.9         $   263.4
Operating expenses                                         32.3          104.1                -             136.4
Depreciation and amortization expense                      14.8              -             65.2              80.0
Income and other tax expense                                9.5            4.7              5.2              19.4
---------------------------------------------------------------------------------------------------------------------
   Operating income                                        24.1              -              3.5              27.6
Other income                                                7.1              -                -               7.1
Interest and other charges                                 20.1              -                -              20.1
---------------------------------------------------------------------------------------------------------------------
   Earnings for common stock                         $     11.1      $       -        $     3.5         $    14.6
=====================================================================================================================
Assets (a)                                           $  2,425.9      $       -        $   134.3         $ 2,560.2
=====================================================================================================================
Capital expenditures                                 $     15.4      $       -        $       -         $    15.4
=====================================================================================================================

(a) Relates to assets as of December 31, 2001.

Business Segments for the Six Months Ended:

                                                                                 (Millions of Dollars)
                                                          --------------------------------------------------------------
                                                            Electricity        Electricity                      Consoli-
                                                              Delivery           Supply            CTC           dated
                                                          --------------------------------------------------------------
June 30, 2002
------------------------------------------------------------------------------------------------------------------------
Operating revenues                                           $  165.7          $   218.1        $  98.6       $  482.4
Operating expenses                                               56.8              202.9              -          259.7
Depreciation and amortization expense                            28.2                  -           91.0          119.2
Income and other tax expense                                     28.0               11.8            5.5           45.3
------------------------------------------------------------------------------------------------------------------------
   Operating income                                              52.7                3.4            2.1           58.2
Other income                                                     1l.9                  -              -           11.9
Interest and other charges                                       38.9                  -              -           38.9
------------------------------------------------------------------------------------------------------------------------
   Earnings for common stock                                 $   25.7          $     3.4        $   2.1       $   31.2
========================================================================================================================

Capital expenditures                                         $   34.9          $       -        $     -       $   34.9
========================================================================================================================

                                                                                    (Millions of Dollars)
                                                          --------------------------------------------------------------
                                                            Electricity        Electricity                    Consoli-
                                                              Delivery           Supply          CTC            dated
                                                          --------------------------------------------------------------
June 30, 2001
------------------------------------------------------------------------------------------------------------------------
Operating revenues                                           $  154.4          $   206.4        $ 148.0       $  508.8
Operating expenses                                               66.2              197.6              -          263.8
Depreciation and amortization expense                            29.6                  -          129.5          159.1
Income and other tax expense                                     15.5                8.8           10.8           35.1
------------------------------------------------------------------------------------------------------------------------
   Operating income                                              43.1                  -            7.7           50.8
Other income                                                     13.2                  -              -           13.2
Interest and other charges                                       40.4                  -              -           40.4
------------------------------------------------------------------------------------------------------------------------
   Earnings for common stock                                 $   15.9          $       -        $   7.7       $   23.6
========================================================================================================================

Capital expenditures                                         $   26.5          $       -        $     -       $   26.5
========================================================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Part I, Item 2 of this Quarterly Report on Form 1O-Q should be read in conjunction with our Annual Report on Form 1O-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission (SEC), and the condensed consolidated financial statements, which are set forth in Part 1, Item I of this Report.

     Duquesne Light Company, a wholly owned subsidiary of DQE, Inc., is an electric utility engaged in the transmission and distribution of electric energy.

     Our subsidiaries are primarily involved in operating our automated meter reading technology and providing financing to certain affiliates.

Service Area

     Our electric utility operations provide service to approximately 586,000 direct customers in southwestern Pennsylvania (including in the City of Pittsburgh), a territory of approximately 800 square miles.

Regulation

     We are subject to the accounting and reporting requirements of the SEC. Our electric delivery business is also subject to regulation by the Pennsylvania Public Utility Commission (PUC) and the Federal Energy Regulatory Commission
(FERC) with respect to rates for delivery of electric power, accounting and other matters.

Business Segments

     This information is set forth in "Results of Operations" below and in "Business Segments and Related Information," Note H to our condensed consolidated financial statements.

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

     . Earnings will be affected by the number of customers who choose to receive electric generation through the provider-of-last-resort arrangement, by final PUC approval of our post-2004 provider of last resort plan and by the continued performance of our generation supplier.

     . Overall performance could be affected by economic, competitive, regulatory, governmental (including tax) and technological factors affecting operations, markets, products, services and prices, as well as the factors discussed in our SEC filings made to date.

 Recent Accounting Pronouncements

     In June 2001 the Financial Accounting Standards Board (FASB) issued a new accounting standard, Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations."

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

RESULTS OF OPERATIONS

Overall Performance

     Three months ended June 30, 2002. Our earnings available for common stock were $14.2 million in the second quarter of 2002 compared with $14.6 million in the second quarter of 2001, a decrease of $0.4 million or 2.7 percent. Cost savings during this period were offset by lower other income, as discussed below.

     Six months ended June 30, 2002. Our earnings available for common stock were $31.2 million in the first six months of 2002 compared with $23.6 million in the first six months of 2001, an increase of $7.6 million or 32.2 percent. This increase is primarily due to lower operating expenses due to the corporate restructuring that occurred in the fourth quarter of 2001, as well as our cost reduction initiatives, which continue to generate incremental cost savings.

Results of Operations by Business Segment

     We report the results of our business segments, determined by products, services and regulatory environment as follows: (1) transmission and distribution of electricity (electricity delivery business segment), (2) supply of electricity (electricity supply business segment), and (3) collection of transition costs (CTC business segment).

     Electricity Delivery Business Segment.

     Three months ended June 30, 2002. The electricity delivery business segment reported $10.5 million of earnings for common stock in the second quarter of 2002 compared to $11.1 million in the second quarter of 2001, a decrease of $0.6 million, or 5.4 percent, as a result of lower other income in 2002. Other income in the second quarter of 2001 included a $0.9 million after-tax gain from the sale of property and higher interest earnings.

     Operating revenues for this business segment are primarily derived from the delivery of electricity, including related excise taxes. Sales to residential and commercial customers are primarily influenced by weather conditions. Warmer summer and colder winter seasons lead to increased customer use of electricity for cooling and heating. Commercial sales also are affected by regional development. Sales to residential, commercial and industrial customers are influenced by national and global economic conditions.

     Operating revenues increased by $4.8 million or 5.9 percent compared to the second quarter of 2001. The increase can be primarily attributed to the increase in the excise taxes that are collected through revenue. The largest excise tax increase is in the Pennsylvania revenue neutral reconciliation (RNR) tax rate, which became effective January 1, 2002. Electric distribution companies, such as Duquesne Light, are permitted to recover this cost from consumers on a current basis. (See "Legal Proceedings.") In addition, sales to electric utility customers increased approximately 3.4 percent, contributing to higher operating revenues.

     Residential sales increased 5.9 percent, primarily due to hotter than normal weather in June 2002. Commercial sales increased 2.4 percent due to an increase in the number of commercial customers and the hotter weather. Industrial sales increased 2.7 percent due to increased consumption by steel manufacturers. The following table sets forth kilowatt-hours (KWH) delivered to electric utility customers.

-------------------------------------------------------------------
                                             KWH  Delivered
                                      -----------------------------
                                             (In  Millions)
                                      -----------------------------
Second Quarter                            2002      2001   Change
-------------------------------------------------------------------
Residential                               866       818     5.9 %
Commercial                              1,606     1,568     2.4 %
Industrial                                843       821     2.7 %
---------------------------------------------------------
   Sales to Electric
     Utility Customers                  3,315     3,207     3.4 %
==================================================================

     Operating expenses for the electricity delivery business segment consist primarily of costs to operate and maintain the transmission and distribution system; meter reading, billing and collection costs; customer service; and administrative expenses. Operating expenses decreased $1.0 million or 3.1 percent compared to the second quarter of 2001, primarily due to the corporate restructuring that occurred in the fourth quarter of 2001, as well as our cost reduction initiatives, which continue to generate incremental cost savings.

     Income and other tax expense for the electricity delivery business segment consists of income taxes and non-income taxes, such as gross receipts, property and payroll taxes. There was an increase of $4.4 million or 46.3 percent compared to the second quarter of 2001, primarily due to a $3.6 million increase in gross receipts tax due to the increased RNR, as well as increased income taxes due to the higher pre-tax income in the second quarter of 2002.

     Other income decreased $2.8 million or 39.4 percent compared to the second quarter of 2001, primarily due to a $0.9 million after-tax gain on the sale of property, and higher interest earnings, in the second quarter of 2001.

     Six months ended June 30, 2002. The electricity delivery business segment reported $25.7 million of earnings for common stock in the first six months of 2002 compared to $15.9 million in the first six months of 2001, an increase of $9.8 million, or 61.6 percent. This improvement is a result of lower operating expenses due to the corporate restructuring that occurred in the fourth quarter of 2001, as well as our cost reduction initiatives, which continue to generate incremental cost savings.

     Operating revenues increased by $11.3 million or 7.3 percent compared to the first six months of 2001. The increase can be primarily attributed to the $10.0 million increase in the excise taxes that are collected through revenue, in particular the RNR increase. In addition, sales to electric utility customers increased approximately 1.7 percent, contributing to higher operating revenues.

     Residential sales increased 2.3 percent, primarily due to hotter than normal June weather, which more than offset the adverse effects of warmer than normal winter weather in the first quarter. Commercial sales increased 2.1 percent due to an increase in the number of commercial customers and the hotter weather. Industrial sales increased 0.3 percent as well. The following table sets forth KWH delivered to electric utility customers.

---------------------------------------------------------------------
                                            KWH Delivered
                                  -----------------------------------
                                            (in Millions)
                                  -----------------------------------
First Six Months                    2002         2001         Change
---------------------------------------------------------------------
Residential                         1,758        1,719         2.3 %
Commercial                          3,119        3,054         2.1 %
Industrial                          1,663        1,658         0.3 %
--------------------------------------------------------
   Sales to Electric
     Utility Customers              6,540        6,431         1.7 %
=====================================================================

     Operating expenses decreased by $9.4 million or 14.2 percent compared to the first six months of 2001. This decrease is due to the corporate restructuring that occurred in the fourth quarter of 2001 as well as our cost reduction initiatives, which continue to generate incremental cost savings.

     There was an increase in income and other tax expense of $12.5 million or
80.6 percent compared to the first six months of 2001, primarily due to a $7.5 million increase in gross receipts tax due to the increased RNR, as well as increased income taxes due to the higher pre-tax income in the first six months of 2002.

     Other income decreased $1.3 million or 9.8 percent compared to the first six months of 2001. During the first six months of 2002, a $0.8 million after-tax gain was recognized on the sale of certain securities. This was offset by a $0.9 million after-tax gain on the sale of property and higher interest earnings in 2001.

     Interest and other charges include interest on long-term debt, other interest and preferred stock dividends of Duquesne Light. Interest and other charges decreased $1.5 million or 3.7 percent compared to the first six months of 2001, due to favorable interest rates on the $418.0 million of variable rate, tax-exempt debt.

     Electricity Supply Business Segment.

     Three months ended June 30,2002. The electricity supply business segment reported earnings for common stock of $2.9 million in the second quarter of 2002, compared with earnings for common stock of zero in the second quarter of 2001. For the period April 28, 2000 through December 31, 2001, this segment's financial results reflected our initial provider of last resort service arrangement (POLR I), which was designed to be income neutral. During the first quarter of 2002, we began operating under our new provider of last resort arrangement (POLR II), which extends the provider of last resort service (and the PUC-approved rates for the supply of electricity) beyond the final CTC collection through December 31, 2004. POLR II also permits us, following CTC collection for each rate class, an average margin of 0.5 cents per KWH supplied.

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

     Operating revenues increased $5.1 million or 4.7 percent compared to the second quarter of 2001, due to higher average generation rates. The average generation rate increased January 1, 2002, due to scheduled rate increases. In addition, the average rates increase incrementally as rate classes become subject to the POLR II arrangement. Those higher average generation rates more than offset the decline in total KWH supplied.

     The following table sets forth KWH supplied for customers who had not chosen an alternative generation supplier, segregated by those customers supplied under the POLR I or the POLR II contract.

---------------------------------------------------------------------
                                             KWH Supplied
                                       ------------------------------
                                             (In Millions)
                                       ------------------------------
Second Quarter                              2002              2001
---------------------------------------------------------------------
                                   POLR I  POLR II    Total   POLR I
---------------------------------------------------------------------
Residential                          59      530       589       522
Commercial                          813      387     1,200     1,339
Industrial                          727       54       781       787
---------------------------------------------------------------------
     KWH Sales                    1,599      971     2,570     2,648
Sales to Other Utilities                                48        94
---------------------------------------------------------------------
     Total Sales                                     2,618     2,742
=====================================================================

     Income and other tax expense for the electricity supply business segment consists of gross receipts tax, which fluctuates in direct relation to operating revenues, and income taxes, which fluctuate in direct relation to pre-tax income. Income and other tax expense increased

$2.3 million or 48.9 percent from the second quarter of 2001, due to the increase in revenues from electric utility customers. In addition, pre-tax income of $4.9 was generated from the electricity supply business segment in the second quarter of 2002 since we began operating under the POLR II arrangement, which resulted in $2.0 million of income tax expense.

    Six months ended June 30, 2002. The electricity supply business segment reported earnings for common stock of $3.4 million in the first six months of 2002, compared to earnings for common stock of zero in the first six months of 2001. During the first quarter of 2002, we began operating under the POLR II arrangement, discussed above.

    Operating revenues increased $11.7 million or 5.7 percent compared to the first six months of 2001, due to higher average generation rates, discussed above. These higher average generation rates more than offset the decline in total KWH supplied.

    The following table sets forth KWH supplied for customers who had not chosen an alternative generation supplier, segregated by those customers supplied under the POLR I or the POLR II arrangement.

--------------------------------------------------------------------------------
                                                  KWH Supplied
                                 -----------------------------------------------
                                                  (In Millions)
                                 -----------------------------------------------
 First Six Months                              2002                      2001
--------------------------------------------------------------------------------
                                   POLR I     POLR II       Total       POLR I
--------------------------------------------------------------------------------
Residential                         550         682         1,232       1,143
Commercial                        1,946         388         2,334       2,476
Industrial                        1,475          55         1,530       1,536
--------------------------------------------------------------------------------
    KWH Sales                     3,971       1,125         5,096       5,155
Sales to Other Utilities                                      111         249
--------------------------------------------------------------------------------
    Total Sales                                             5,207       5,404
================================================================================

    Operating expenses for the electricity supply business segment consist of costs to obtain energy for our provider of last resort service which fluctuate in direct relation to operating revenues. Operating expenses increased $5.3 million or 2.7 percent compared to the first six months of 2001, a result of the higher average generation rates charged to customers in the first six months of 2002 under our provider of last resort arrangements.

    Income and other tax expense increased $3.0 million or 34.1 percent from the first six months of 2001, due to the increase in revenues from electric utility customers. In addition, pre-tax income of $5.7 million was generated from the electricity supply business segment in the first six months of 2002 since we began operating under the POLR II arrangement, which resulted in $2.3 million of income tax expense.

    CTC Business Segment.

    Three months ended June 30,2002. For the CTC business segment, operating revenues are derived by billing electric delivery customers for generation-related transition costs. We are allowed to earn an 11 percent pretax return on the net of tax CTC balance. As revenues are billed to customers on a monthly basis, we amortize the CTC balance. The resulting decrease in the CTC balance causes a decline in the return we earn.

    In the second quarter of 2002, the CTC business segment reported earnings for common stock of $0.8 million compared to $3.5 million during the same period in 2001, a decrease of $2.7 million or 77.1 percent, due to lower earnings resulting from the decreased CTC balance.

    Operating revenues decreased $40.3 million or 54.5 percent, due to scheduled decreases in the average CTC rate charged to customers from 2001 to 2002, as well as the full collection of the allocated CTC balance for most of our residential customers during the first quarter of 2002, and for a large number of our commercial customers in the second quarter of 2002. As of June 30, 2002, the CTC balance has been fully collected for approximately 95 percent of our customers, and 46 percent of the KWH sales for the first six months of 2002.

    Depreciation and amortization expense consists of the amortization of transition costs. There was a decrease of $34.3 million or 52.6 percent compared to the second quarter of 2001, primarily due to the full collection of the allocated CTC balance for certain customers, as discussed above.

    Income and other tax expense consists of gross receipts tax, which fluctuates in direct relation to operating revenues and income taxes, which fluctuate in direct relation to pre-tax income. Income and other expense decreased $3.3 million or 63.5 percent compared to the second quarter of 2001, due to a $1.8 million decrease in gross receipts tax due to the decline in revenues and a $1.5 million decrease in income taxes due to lower pre-tax income in the second quarter of 2002.

    Six months ended June 30, 2002. In the first six months of 2002, the CTC business segment reported earnings for common stock of $2.1 million compared to $7.7 million during the same period in 2001, a decrease of $5.6 million or 72.7 percent. As the CTC balance is collected from customers, there is a resulting decline in the return we earn.

    Operating revenues decreased $49.4 million or 33.4 percent compared to the first six months of 2001. This decrease is due to scheduled decreases in the average CTC rate, as well as the full collection of the allocated CTC balance for certain customers, as discussed above.

     Depreciation and amortization expense decreased $38.5 million or 29.7 percent compared to the first six months of 2001, primarily due to the full collection of the allocated CTC balance for certain customers, as discussed above.

     Income and other tax expense decreased $5.3 million or 49.1 percent compared to the first six months of 2001, due to the $2.2 million decrease in gross receipts tax due to the decline in operating revenues and the $3.1 million decrease in income taxes due to lower pre-tax income during the first six months of 2002.

LIQUIDITY AND CAPITAL RESOURCES

Capital Expenditures

     We estimate that during 2002 we will spend, excluding the allowance for funds used during construction, approximately $70 million for electric utility construction. During the first six months of 2002, we have spent $34.9 million on capital expenditures.

Asset Dispositions

     During the first six months of 2002, we did not make any acquisitions, but we received approximately $1.3 million of proceeds from the sale of securities and recognized an after-tax gain of $0.8 million. We also received approximately $1.3 million from the sale of a building and recognized an after-tax gain of $0.3 million.

Financing and Capital Availability

     On August 5, 2002, we redeemed the following: (i) $10 million aggregate principal amount of our 8.20 percent first mortgage bonds due 2022 at a redemption price of 104.51 percent of the principal amount thereof, and (ii) $100 million aggregate principal amount of our 7 5/8 percent first mortgage bonds due 2023 at a redemption price of 103.9458 percent of the principal amount thereof. Our investment in the cash pool was used to retire these bonds. We have also reduced outstanding commercial paper balances by $26 million in June 2002, and $35 million in July 2002, using proceeds from the repayment of the loan to DQE. With these debt reductions, we expect our debt-to-total-capitalization ratio (discussed below) to be approximately 56 percent.

     On April 15, 2002, we issued $200 million of 6.7 percent first mortgage bonds due 2012. On April 30, 2002, we issued $100 million of 6.7 percent first mortgage bonds due 2032. In each case we used the proceeds to call and refund existing debt, including debt scheduled to mature in 2003 and 2004.

     In the first quarter of 2002, Moody's Investor Service, Standard & Poor's, and Fitch Ratings assessed our short and long-term credit profiles. The ratings reflect the agencies' opinion of our overall financial strength. Ratings impact our ability to access capital markets for investment and capital requirements, as well as the relative costs related to such liquidity capability. In general, the agencies reduced our long-term credit ratings, although staying within the range considered to be investment grade. The agencies maintained the existing credit ratings for our short-term debt. This ratings downgrade does not limit our ability to access our revolving credit facility; it does, however, impact the cost of maintaining the credit facility and the cost of any new debt. These ratings are not a recommendation to buy, sell or hold any securities of Duquesne Light, may be subject to revisions or withdrawal by the agencies at any time, and should be evaluated independently of each other and any other rating that may be assigned to our securities.

     At June 30, 2002, we had $35 million of commercial paper borrowings outstanding. During the quarter, the maximum amount of bank loans and commercial paper borrowings outstanding was $98 million, the amount of average daily borrowings was $72.3 million, and the weighted average daily interest rate was
2.3 percent.

     We maintain a $150 million revolving credit agreement expiring in October 2002. We may convert the revolver into a term loan facility for a one-year period, for any amounts then outstanding upon expiration of the revolving credit period. Interest rates can, in accordance with the option selected at the time of the borrowing, be based on one of several indicators, including prime and Eurodollar rates. Fees are based on the unborrowed amount of the commitment. We plan to extend the facility prior to expiration. At June 30, 2002 no borrowings were outstanding.

   Under our credit facility, we are required to maintain a maximum debt-to-capitalization ratio of 65.0 percent. At June 30, 2002 we were in compliance, having a debt-to-total-capitalization ratio of approximately 59.8 percent.

Contractual Obligations and Commercial Commitments

     As of June 30, 2002, we have certain contractual obligations and commercial commitments that extend beyond this year, the principal amounts of which are set forth in the following tables:

Payments Due By Period
--------------------------------------------------------------------------------------------------------
                                                                   (In Millions)
                                              ----------------------------------------------------------
                                                  2002    2003      2004      2005    After      Total
                                              ----------------------------------------------------------
Long-Term Debt                                  $    -   $   -      $ 0.4    $ 0.4   $1,070.0   $1,070.8
Notes Payable and Current Maturities              35.0       -          -        -          -       35.0
Capital Lease Obligations                          0.2     0.4        0.4      0.5        1.4        2.9
Operating Leases                                   1.6     3.3        3.5      3.8       24.1       36.3
--------------------------------------------------------------------------------------------------------
   Total Contractual Cash Obligations           $ 36.8   $ 3.7      $ 4.3    $ 4.7   $1,095.5   $1,145.0
========================================================================================================

Other Commercial Commitments
--------------------------------------------------------------------------------------------------------
                                                                   (In Millions)
                                              ----------------------------------------------------------
                                                2002      2003       2004     2005     After      Total
                                              ----------------------------------------------------------
Revolving Credit Agreements (a)               $    -   $ 150.0     $    -    $   -  $       -   $  150.0
Standby Letters of Credit (a)                   12.2         -          -        -          -       12.2
Surety Bonds (b)
   Commercial                                   45.8         -          -        -          -       45.8
   Contract                                      0.3         -          -        -          -        0.3
--------------------------------------------------------------------------------------------------------
   Total Commercial Commitments               $ 58.3   $150.00     $    -    $   -  $       -   $  208.3
========================================================================================================

(a) Revolving Credit Agreements and Letters of Credit are typically for a 364-day period and are renewed annually.
(b) Surety bonds are renewed annually. Some of the commercial bonds cover regulatory and contractual obligations which exceed a one-year period.

RATE MATTERS

Competition and the Customer Choice Act

    The Pennsylvania Electricity Generation Customer Choice and Competition Act (Customer Choice Act) enables electric utility customers to purchase electricity at market prices from a variety of electric generation suppliers. As of June 30, 2002, approximately 77.6 percent of our customers measured on a KWH basis, and approximately 75.6 percent on a non-coincident peak load basis received electricity through our provider of last resort service arrangement. The remaining customers are provided with electricity through alternative generation suppliers. The number of customers participating in our provider of last resort service will fluctuate depending on market prices and the number of alternative generation suppliers in the retail supply business.

    Customers who select an alternative generation supplier pay for generation charges set competitively by that supplier, and pay us a competitive transition charge (discussed below) and/or transmission and distribution charges. Electricity delivery (including transmission, distribution and customer service) remains regulated in substantially the same manner as under historical regulation.

    In November 2001, the Pennsylvania Department of Revenue established an increased RNR tax in order to recover a current shortfall that resulted from electricity generation deregulation. Since January 2002, our customer bills have reflected an approximately two percent increase to recover our costs related to the RNR. (See "Legal Proceedings.")

Regional Transmission Organization

    FERC Order No. 2000 calls on transmission-owning utilities such as Duquesne Light to join regional transmission organizations (RTOS). We are committed to ensuring a stable, plentiful supply of electricity for our customers. Toward that end, we planned to join the PJM West RTO. In late 2001 and early 2002, we entered into agreements with two generation suppliers to provide the electric capacity required to meet our anticipated capacity credit obligations in PJM West through 2004.

    Our participation in the PJM West RTO was to be conditioned upon PUC approval of the recovery of the cost of capacity under these agreements, and we petitioned the PUC for such approval. However, on July 31, 2002, the FERC issued a series of proposals designed to establish a standard market design and transmission service for interstate electricity transactions, and extend its deadline for joining an RTO until September 2004. In light of the FERC's proposals, the PUC dismissed our petition without prejudice. As a result, neither of the capacity agreements will take effect. We will continue to evaluate the FERC's proposals and their impact on the possibility of joining an RTO.

Competitive Transition Charge

    In its final restructuring order, the PUC determined that we should recover most of the above-market costs of our generation assets, including plant and regulatory assets, through the collection of the CTC from electric utility customers. Following our application of net generation asset sale proceeds to reduce transition costs, the CTC was fully collected for most of our residential customers during the first quarter of 2002 and a large number of our commercial customers during the second quarter of 2002. As of June 30, 2002, the CTC balance has been fully collected for approximately 95 percent of our customers, and 46 percent of the KWH sales for the first six months of 2002. The transition costs, as reflected on the consolidated balance sheet, are being amortized over the same period that the CTC revenues are being recognized.

   For regulatory purposes, the unrecovered balance of transition costs was approximately $48.4 million ($29.5 million net of tax) at June 30, 2002, on which we are allowed to earn an 11.0 percent pre-tax return. A lower amount is shown on the balance sheet due to the accounting for unbilled revenues.

Provider of Last Resort

   Although no longer a generation supplier, as the provider of last resort for all customers in our service territory, we must provide electricity for any customer who does not choose an alternative generation supplier, or whose supplier fails to deliver. As part of the generation asset sale, a third party agreed to supply all of the electric energy necessary to satisfy our provider of last resort obligations during the CTC collection period. Under POLR II, we have extended the arrangement (and the PUC-approved rates for the supply of electricity) beyond the final CTC collection through December 31, 2004. POLR II also permits us, following CTC collection for each rate class, an average margin of 0.5 cents per KWH supplied through this arrangement. Except for this margin, these agreements, in general, effectively transfer to the supplier the financial risks and rewards associated with our provider of last resort obligations.

   While there are certain safeguards in the provider of last resort arrangements designed to mitigate losses in the event that the supplier defaults on its performance under the arrangement, we may face the credit risk of such a default. Contractually, we have various credit enhancements that would become activated upon certain events. If the supplier were to fail to deliver, we would have to contract with another supplier and/or make purchases in the market at the time of default at a time when market prices could be higher. While the Customer Choice Act provides generally for provider of last resort supply costs to be borne by customers, recent litigation suggests that it may not be clear whether we could pass any costs in excess of the existing PUC-approved provider of last resort prices on to our customers. Additionally, the supplier has recently been downgraded by the rating agencies. Although we are following the situation closely, our knowledge is limited to public disclosure, and we do not know whether the downgrade could affect the supplier's ability to perform. We also retain the risk that customers will not pay for the provider of last resort generation supply. However, a component of our delivery rate is designed to cover the cost of a normal level of uncollectible accounts.

   We are evaluating options to provide electricity for our provider of last resort customers after POLR II expires. Such options include one or more of the following: negotiating an extension of the POLR II arrangement, negotiating a similar arrangement with one or more generation suppliers, and entering into alternative supply arrangements, such as constructing a gas-turbine electric generating facility (either independently or with partners).

   DQE's Board of Directors has authorized, subject to receipt of appropriate regulatory approvals, the development of a generating station by our affiliate, Duquesne Power Inc. Any decision to build will be influenced by the recently renewed interest many generating companies have shown in potentially supplying us with long-term provider of last resort service. We are preparing to file with the PUC in September 2002 a comprehensive plan that would extend fixed prices for residential and small commercial provider of last resort customers as protection from electric market volatility beyond 2004. Our goal is to mitigate the risks associated with a supply plan and to enhance shareholder value through a continuing earnings stream from the core electric business.

Rate Freeze

   In connection with the POLR II agreement described above, we negotiated a rate freeze for generation, transmission and distribution rates. The rate freeze fixes new generation rates for retail customers who take electricity under the extended provider of last resort arrangement through 2004, and continues the transmission and distribution rates for all customers at current levels through at least 2003. Under certain circumstances, affected interests may file a complaint alleging that, under these frozen rates, we have exceeded reasonable earnings, in which case the PUC could make adjustments to rectify such earnings.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

   Market risk represents the risk of financial loss that may impact our consolidated financial position, results of operations or cash flows due to adverse changes in market prices and rates.

   We manage our interest rate risk by balancing our exposure between fixed and variable rates, while attempting to minimize our interest costs. Currently, our variable interest rate debt is approximately $418.0 million or 39.2 percent of long-term debt. This variable rate debt is low-cost, tax-exempt debt. We also manage our interest rate risk by retiring and issuing debt from time to time and by maintaining a balance of short-term, medium-term and long-term debt. A 10 percent increase in interest rates would have affected our variable rate debt obligations by increasing interest expense by approximately $0.3 million for the six months ended June 30, 2002 and $0.6 million for the six months ended June 30, 2001. A 10 percent reduction in interest rates would have increased the market value of our fixed-rate debt by approximately $48.2 million and $41.1 million as of June 30, 2002 and June 30, 2001. Such changes would not have had a significant near-term effect on our future earnings or cash flows.

PART II.  OTHER INFORMATION.

Item 1. Legal Proceedings.

   As discussed elsewhere in this report, we requested and received PUC approval to recover approximately $13 million of costs we will incur in 2002 due to the RNR. On November 19, 2001, the Pennsylvania Office of Consumer Advocate (OCA) filed a complaint with the PUC, objecting to the recovery approval and stating various matters, such as rate of return and offsetting savings, that should be considered before allowing RNR recovery in excess of rate caps. An initial hearing on the OCA's complaint was held May 2, 2002 before a PUC administrative law judge, who denied the OCA's objections. However, on May 9, 2002, the PUC ordered that our quarterly earnings may be considered in the RNR proceedings. Additional hearings were held in July 2002. On August 8, 2002, the PUC voted to uphold dismissal of the OCA's case. The OCA has until early September 2002 to appeal.

   Although we cannot predict the ultimate outcome of this matter, we believe the final resolution will not significantly affect our results of operations or cash flows.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits:

        EXHIBIT 12.1 - Calculation of Ratio of Earnings to Fixed Charges and
                           Preferred and Preference Stock Dividend Requirements.

        EXHIBIT 99.1 - Certification of Principal Executive Officer Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

        EXHIBIT 99.2 - Certification of Principal Financial Officer Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

b. We filed a Form 8-K on May 30, 2002, to disclose a press release announcing the Back-to-Basics plan.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant identified below has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    Duquesne Light Company
                                                --------------------------------
                                                         (Registrant)



Date    August 14, 2002                            /s/ Frosina C. Cordisco
     --------------------                       ------------------------------
                                                        (Signature)
                                                     Frosina C. Cordisco
                                                 Vice President and Treasurer
                                                 (Principal Financial Officer)


Date    August 14, 2002                            /s/ Stevan R. Schott
     --------------------                       --------------------------------
                                                          (Signature)
                                                        Stevan R. Schott
                                                  Vice President and Controller
                                                  (Principal Accounting Officer)