Form 10-Q
period 2002-09-30
DUQUESNE LIGHT CO
filed 2002-11-14
CIK 30573

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended September 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period From ____________ to ____________

                             Commission File Number
                                     1-10290

                             Duquesne Light Company
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                    25-0451600
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                               411 Seventh Avenue
                         Pittsburgh, Pennsylvania 15219
               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code: (412) 393-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

All 10 shares of Duquesne Light Company Common Stock outstanding as of October 31, 2002 are owned by DQE, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Duquesne Light Condensed Consolidated Statements of Income (Unaudited)
-----------------------------------------------------------------------------------------------------
                                                                      (Millions of Dollars)
                                                            -----------------------------------------
                                                                Three Months          Nine Months
                                                            Ended September 30,   Ended September 30,
                                                            -------------------   -------------------
                                                               2002     2001         2002     2001
-----------------------------------------------------------------------------------------------------
Operating Revenues:
Sales of Electricity:
Customer revenues                                             $248.7   $290.7       $719.6   $783.1
Utilities                                                        1.8      1.6          5.1      8.7
-----------------------------------------------------------------------------------------------------
Total Sales of Electricity                                     250.5    292.3        724.7    791.8
Other                                                            4.1      3.9         12.3     13.2
-----------------------------------------------------------------------------------------------------
   Total Operating Revenues                                    254.6    296.2        737.0    805.0
-----------------------------------------------------------------------------------------------------
Operating Expenses:
Purchased power                                                124.3    120.4        327.2    318.0
Other operating                                                 24.1     24.9         67.2     79.4
Maintenance                                                      3.9      5.7         17.6     17.4
Depreciation and amortization                                   28.1     92.8        147.3    251.9
Taxes other than income taxes                                   16.3     14.7         49.0     41.9
Income taxes                                                    17.0      7.3         29.6     15.2
-----------------------------------------------------------------------------------------------------
   Total Operating Expenses                                    213.7    265.8        637.9    723.8
-----------------------------------------------------------------------------------------------------
Operating Income                                                40.9     30.4         99.1     81.2
Other Income and Deductions - Net                                3.4      5.6         15.3     18.8
-----------------------------------------------------------------------------------------------------
Income Before Interest and Other Charges                        44.3     36.0        114.4    100.0
Interest Charges                                                12.9     15.3         43.9     47.7
Monthly Income Preferred Securities Dividend Requirements        3.1      3.1          9.4      9.4
-----------------------------------------------------------------------------------------------------
Net Income                                                      28.3     17.6         61.1     42.9
Dividends on Preferred and Preference Stock                      0.9      0.9          2.5      2.6
-----------------------------------------------------------------------------------------------------
   Earnings for Common Stock                                  $ 27.4   $ 16.7       $ 58.6   $ 40.3
=====================================================================================================

See notes to condensed consolidated financial statements.

Duquesne Light Condensed Consolidated Balance Sheets (Unaudited)
----------------------------------------------------------------------------------------------------------------
                                                                                       (Millions of Dollars)
                                                                                    ----------------------------
                                                                                    September 30,   December 31,
Assets                                                                                  2002            2001
----------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment:
   Gross property, plant and equipment                                                $2,018.2        $1,972.3
   Less: Accumulated depreciation and amortization                                      (661.8)         (627.4)
--------------------------------------------------------------------------------------------------------------
      Total Property, Plant and Equipment - Net                                        1,356.4         1,344.9
--------------------------------------------------------------------------------------------------------------
Long-Term Investments                                                                     23.6            28.9
--------------------------------------------------------------------------------------------------------------
Current Assets:
Investment in DQE Capital Cash Pool                                                      335.2           314.8
Receivables - net                                                                        400.8           417.5
Other                                                                                     42.6            41.4
--------------------------------------------------------------------------------------------------------------
      Total Current Assets                                                               778.6           773.7
--------------------------------------------------------------------------------------------------------------
Other Non-Current Assets:
Transition costs                                                                          31.8           134.3
Regulatory assets                                                                        282.6           267.2
Other                                                                                     13.7            11.2
--------------------------------------------------------------------------------------------------------------
      Total Other Non-Current Assets                                                     328.1           412.7
--------------------------------------------------------------------------------------------------------------
      Total Assets                                                                    $2,486.7        $2,560.2
==============================================================================================================

Capitalization and Liabilities
--------------------------------------------------------------------------------------------------------------
Capitalization:
Common stock (authorized - 90,000,000 shares, issued and outstanding - 10 shares)     $     --        $     --
Capital surplus                                                                          483.3           483.3
Retained earnings                                                                         52.0            44.3
Accumulated other comprehensive income                                                    (3.9)           (1.0)
--------------------------------------------------------------------------------------------------------------
      Total Common Stockholder's Equity                                                  531.4           526.6
Company Obligated Mandatorily Redeemable Preferred Trust Securities                      150.0           150.0
Preferred and Preference Stock                                                            75.4            74.5
Long-term debt                                                                           959.5         1,061.1
--------------------------------------------------------------------------------------------------------------
      Total Capitalization                                                             1,716.3         1,812.2
--------------------------------------------------------------------------------------------------------------
Current Liabilities:
Accounts payable                                                                         133.2           131.5
Other                                                                                     93.5            54.8
--------------------------------------------------------------------------------------------------------------
      Total Current Liabilities                                                          226.7           186.3
--------------------------------------------------------------------------------------------------------------
Non-Current Liabilities:
Deferred income taxes - net                                                              419.4           418.3
Warwick mine liability                                                                    30.6            35.0
Other                                                                                     93.7           108.4
--------------------------------------------------------------------------------------------------------------
      Total Non-Current Liabilities                                                      543.7           561.7
--------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Note F)
--------------------------------------------------------------------------------------------------------------
      Total Capitalization and Liabilities                                            $2,486.7        $2,560.2
==============================================================================================================

See notes to condensed consolidated financial statements.

Duquesne Light Condensed Consolidated Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------------------------------------
                                                                                    (Millions of Dollars)
                                                                               -------------------------------
                                                                               Nine Months Ended September 30,
                                                                               -------------------------------
                                                                                      2002            2001
--------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Operations                                                                           $ 190.4         $ 266.9
Changes in working capital other than cash                                              31.2          (167.4)
Other                                                                                   (5.5)           (0.2)
------------------------------------------------------------------------------------------------------------
   Net Cash Provided By Operating Activities                                           216.1            99.3
------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Capital expenditures                                                                   (51.3)          (41.9)
Proceeds from sale of investments                                                        2.6             3.9
Other                                                                                   (3.2)          (13.7)
------------------------------------------------------------------------------------------------------------
   Net Cash Used In Investing Activities                                               (51.9)          (51.7)
------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Issuance of debt (Note E)                                                              300.0              --
Reductions of long-term obligations (Note E)                                          (403.0)           (7.6)
Dividends on capital stock                                                             (44.7)          (42.6)
Other                                                                                  (16.5)            2.6
------------------------------------------------------------------------------------------------------------
   Net Cash Used In Financing Activities                                              (164.2)          (47.6)
------------------------------------------------------------------------------------------------------------
Net increase in cash and temporary cash investments                                       --              --
Cash and temporary cash investments at beginning of period                                --              --
------------------------------------------------------------------------------------------------------------
   Cash and Temporary Cash Investments at End of Period                              $    --         $    --
============================================================================================================

See notes to condensed consolidated financial statements.

Duquesne Light Condensed Consolidated Statements of Comprehensive Income (Unaudited)

                                                                              (Millions of Dollars)
                                                                   -----------------------------------------
                                                                      Three Months          Nine Months
                                                                   Ended September 30,   Ended September 30,
                                                                   -----------------------------------------
                                                                      2002      2001      2002        2001
------------------------------------------------------------------------------------------------------------
Net income                                                           $28.3     $17.6      $61.1      $ 42.9
Other comprehensive income:
   Unrealized holding gains (losses) arising during the period,
     net of tax of $0.5, $(1.7), $(2.0) and $(7.1)                     0.7      (2.4)      (2.9)      (10.0)
------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                 $29.0     $15.2      $58.2      $ 32.9
============================================================================================================

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

     The consolidated financial statements include the accounts of Duquesne Light and our wholly and majority owned subsidiaries. The equity method of accounting is used when we have a 20 to 50% interest in other companies. Under the equity method, original investments are recorded at cost and adjusted by our share of undistributed earnings or losses of these companies. All material intercompany balances and transactions have been eliminated in the consolidation.

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

     The interim financial information for the three and nine month periods ended September 30, 2002 is unaudited and has been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim information. This information does not include all footnotes which would be required for complete annual financial statements in accordance with accounting principles generally accepted in the United States of America.

     These statements should be read with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC. The results of operations for the three and nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the full year.

Recent Accounting Pronouncements

     On January 1, 2002, we adopted SFAS No. 141, "Business Combinations," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the impact of which was not significant to our financial statements.

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

B.   RATE MATTERS

Competition and the Customer Choice Act

     The Customer Choice Act enables electric utility customers to purchase electricity at market prices from a variety of electric generation suppliers. As of September 30, 2002, approximately 76.6% of our customers measured on a kilowatt-hour (KWH) basis and approximately 75.6% on a non-coincident peak load basis received electricity through our provider of last resort service arrangement (discussed below). The remaining customers are provided with electricity through alternative generation suppliers. The number of customers participating in our provider of last resort service will fluctuate depending on market prices and the number of alternative generation suppliers in the retail supply business.

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

Regional Transmission Organization

     FERC Order No. 2000 calls on transmission-owning utilities such as Duquesne Light to join regional transmission organizations (RTOs). We are committed to ensuring a stable, plentiful supply of electricity for our customers. Toward that end, we had planned to join the PJM West RTO. However, on July 31, 2002, the FERC issued a series of proposals designed to establish a standard market design and transmission service for interstate electricity transactions, and extend the deadline for joining an RTO until September 2004. We will continue to evaluate the FERC's proposals and their impact on the possibility of joining an RTO.

Competitive Transition Charge

     In its final restructuring order, the PUC determined that we should recover most of the above-market costs of our generation assets, including plant and regulatory assets, through the collection of the CTC from electric utility customers. As of September 30, 2002, the CTC balance has been fully collected for approximately 95% of our customers, and 87% of the KWH sales for the first nine months of 2002. The transition costs, as reflected on the consolidated balance sheet, are being amortized over the same period that the CTC revenues are being recognized.

     For regulatory purposes, the unrecovered balance of transition costs was approximately $32.6 million ($19.8 million net of tax) at September 30, 2002, on which we are allowed to earn an 11% pre-tax return. A lower amount is shown on the balance sheet due to the accounting for unbilled revenues.

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

     On October 25, 2002, we petitioned the PUC to issue a declaratory order regarding a provision in our retail tariff that affects our largest industrial customer. The supplier and we have interpreted the tariff differently. The supplier's interpretation could increase the customer's bill by approximately $7 to $9 million annually. We have requested that the PUC affirm our interpretation of the tariff requirements. We retain the risk of recovering this increase from the customer, should the customer refuse to pay. This risk is not included in the "normal level" of uncollectible accounts described above.

Rate Freeze

     In connection with POLR II, we negotiated a rate freeze for generation, transmission and distribution rates. The rate freeze fixes new generation rates through 2004 for retail customers who take electricity under POLR II, and continues the transmission and distribution rates for all customers at current levels through at least 2003. Under certain circumstances, affected interests may file a complaint alleging that, under these frozen rates, we have exceeded reasonable earnings, in which case the PUC could make adjustments to rectify such earnings.

C.   RECEIVABLES

     The components of receivables for the periods indicated are as follows:

--------------------------------------------------------------------------------
                                                       (Millions of Dollars)
                                                    ----------------------------
                                                    September 30,   December 31,
                                                         2002           2001
--------------------------------------------------------------------------------
Electric customer accounts receivable                   $100.5         $ 97.1
Unbilled revenue accrual                                  31.3           36.6
Other utility receivables                                  3.4            3.2
Loan to DQE                                              250.0          250.0
Affiliate receivables                                     15.6           23.9
Other receivables                                          8.1           13.0
   Less: Allowance for uncollectible accounts             (8.1)          (6.3)
--------------------------------------------------------------------------------
Total Receivables                                       $400.8         $417.5
================================================================================

D.   RESTRUCTURING CHARGES

     During the fourth quarter of 2001, we recorded a pre-tax restructuring charge of $10.8 million. The restructuring plan included the (1) consolidation and reduction of certain administrative and back-office functions through an involuntary termination plan; (2) abandonment of certain office facilities to relocate employees to one centralized location; and (3) write-off of certain leasehold improvements related to abandoned office facilities. Of the $10.8 million, $8.3 million was for employee termination benefits for approximately 100 management, professional and administrative personnel; $1.5 million was for future lease payments; and $1.0 million was for other lease costs associated with the restructuring plan. To date, approximately 90 employees have been terminated. The restructuring liability at September 30, 2002 was $3.3 million and is included in "other current liabilities" on the condensed consolidated balance sheet.

     The following table summarizes the current year activity for the accrued restructuring liability for the period ended September 30, 2002:

--------------------------------------------------------------------------------
                                                      Restructuring Liability
                                                    ----------------------------
                                                       (Millions of Dollars)
                                                    ----------------------------
                                                      Employee
                                                    Termination   Lease
                                                      Benefits    Costs   Total
--------------------------------------------------------------------------------
Balance at December 31, 2001                           $ 6.6      $ 2.2   $ 8.8
2002 payments                                           (5.3)      (0.2)   (5.5)
--------------------------------------------------------------------------------
Balance at September 30, 2002                          $ 1.3      $ 2.0   $ 3.3
================================================================================

     We believe that the remaining provision is adequate to complete the restructuring plan. We expect the remaining restructuring liabilities to be paid on a monthly basis throughout 2006.

E.   DEBT

     In September 2002, we converted approximately $98 million of variable rate debt to fixed rate with maturities in 2011 and 2013, resulting in a weighted average interest rate of 4.20%.

     On August 5, 2002, we redeemed the following: (i) $10 million aggregate principal amount of our 8.20% first mortgage bonds due 2022 at a redemption price of 104.51% of the principal amount thereof, and (ii) $100 million aggregate principal amount of our 7 5/8% first mortgage bonds due 2023 at a redemption price of 103.9458% of the principal amount thereof. Our cash, invested in the cash pool, was used to retire these bonds.

     On April 15, 2002, we issued $200 million of 6.7% first mortgage bonds due 2012. On April 30, 2002, we issued $100 million of 6.7% first mortgage bonds due 2032. In each case we used the proceeds to call and refund existing debt, including debt scheduled to mature in 2003 and 2004.

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

G.   BUSINESS SEGMENTS AND RELATED INFORMATION

     We report the results of our business segments, determined by products, services and regulatory environment as follows: (1) transmission and distribution of electricity (electricity delivery business segment), (2) supply of electricity (electricity supply business segment), and (3) collection of transition costs (CTC business segment).

Business Segments for the Three Months Ended:

----------------------------------------------------------------------------------------
                                                     (Millions of Dollars)
                                        ------------------------------------------------
                                        Electricity   Electricity
                                         Delivery       Supply       CTC    Consolidated
                                        ------------------------------------------------
September 30, 2002
----------------------------------------------------------------------------------------
Operating revenues                        $   99.4       $139.9     $15.3     $  254.6
Operating expenses                            28.0        124.3        --        152.3
Depreciation and amortization expense         14.1           --      14.0         28.1
Income and other tax expense                  22.5          9.9       0.9         33.3
----------------------------------------------------------------------------------------
   Operating income                           34.8          5.7       0.4         40.9
Other income                                   3.4           --        --          3.4
Interest and other charges                    16.9           --        --         16.9
----------------------------------------------------------------------------------------
   Earnings for common stock              $   21.3       $  5.7     $ 0.4     $   27.4
========================================================================================

Assets                                    $2,454.9       $   --     $31.8     $2,486.7
========================================================================================

Capital expenditures                      $   16.4       $   --     $  --     $   16.4
========================================================================================

                                                      (Millions of Dollars)
                                        -------------------------------------------------
                                        Electricity   Electricity
                                          Delivery       Supply      CTC     Consolidated
                                        -------------------------------------------------
September 30, 2001
-----------------------------------------------------------------------------------------
Operating revenues                        $   84.5       $125.9     $ 85.8     $  296.2
Operating expenses                            30.5        120.5         --        151.0
Depreciation and amortization expense         15.0           --       77.8         92.8
Income and other tax expense                  11.3          5.4        5.3         22.0
-----------------------------------------------------------------------------------------
   Operating income                           27.7           --        2.7         30.4
Other income                                   5.6           --         --          5.6
Interest and other charges                    19.3           --         --         19.3
-----------------------------------------------------------------------------------------
   Earnings for common stock              $   14.0       $   --     $  2.7     $   16.7
=========================================================================================

Assets (a)                                $2,425.9       $   --     $134.3     $2,560.2
=========================================================================================

Capital expenditures                      $   15.4       $   --     $   --     $   15.4
=========================================================================================

(a) Relates to assets as of December 31, 2001.

Business Segments for the Nine Months Ended:

-----------------------------------------------------------------------------------------
                                                      (Millions of Dollars)
                                        -------------------------------------------------
                                        Electricity   Electricity
                                         Delivery       Supply       CTC     Consolidated
                                        -------------------------------------------------
September 30, 2002
-----------------------------------------------------------------------------------------
Operating revenues                        $265.1        $358.0      $113.9      $737.0
Operating expenses                          84.8         327.2          --       412.0
Depreciation and amortization expense       42.3            --       105.0       147.3
Income and other tax expense                50.5          21.7         6.4        78.6
-----------------------------------------------------------------------------------------
   Operating income                         87.5           9.1         2.5        99.1
Other income                                15.3            --          --        15.3
Interest and other charges                  55.8            --          --        55.8
-----------------------------------------------------------------------------------------
   Earnings for common stock              $ 47.0        $  9.1      $  2.5      $ 58.6
=========================================================================================
Capital expenditures                      $ 51.3        $   --      $   --      $ 51.3
=========================================================================================

                                                      (Millions of Dollars)
                                        -------------------------------------------------
                                        Electricity   Electricity
                                         Delivery       Supply       CTC     Consolidated
                                        -------------------------------------------------
September 30, 2001
-----------------------------------------------------------------------------------------
Operating revenues                        $238.9        $332.3      $233.8      $805.0
Operating expenses                          96.7         318.1          --       414.8
Depreciation and amortization expense       44.6            --       207.3       251.9
Income and other tax expense                26.8          14.2        16.1        57.1
-----------------------------------------------------------------------------------------
   Operating income                         70.8            --        10.4        81.2
Other income                                18.8            --          --        18.8
Interest and other charges                  59.7            --          --        59.7
-----------------------------------------------------------------------------------------
   Earnings for common stock              $ 29.9        $   --      $ 10.4      $ 40.3
=========================================================================================

Capital expenditures                      $ 41.9        $   --      $   --      $ 41.9
=========================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Part I, Item 2 of this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission (SEC), and the condensed consolidated financial statements, which are set forth in Part I, Item 1 of this Report.

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

Business Segments

     This information is set forth in "Results of Operations" below and in "Business Segments and Related Information," Note G to our condensed consolidated financial statements.

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

     . Earnings will be affected by the number of customers who choose to receive electric generation through POLR II, by final PUC approval of our post-2004 provider of last resort plan and by the continued performance of our generation supplier.

     . The ultimate structure of our post-2004 POLR plan will be subject to PUC review and approval, as well as our ability to contract with suitable third-party suppliers.

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

RESULTS OF OPERATIONS

Overall Performance

     Three months ended September 30, 2002. Our earnings available for common stock were $27.4 million in the third quarter of 2002 compared with $16.7 million in the third quarter of 2001, an increase of $10.7 million or 64.1%. The hotter than normal weather during the third quarter of 2002 contributed favorably to our earnings available for common stock. In addition, we experienced lower operating expenses in 2002 due to the corporate restructuring that occurred in the fourth quarter of 2001, as well as our other cost reduction initiatives, which continue to generate incremental cost savings. Earnings generated from the POLR II arrangement in 2002 have more than offset the decline in the CTC earnings from 2001.

     Nine months ended September 30, 2002. Our earnings available for common stock were $58.6 million in the first nine months of 2002 compared with $40.3 million in the first nine months of 2001, an increase of $18.3 million or 45.4%. This increase is due in part to the hotter than normal weather during the month of June and the third quarter of 2002 which has contributed favorably to earnings available for common stock. In addition, our operating expenses have declined from 2001 due to the corporate restructuring that occurred in the fourth quarter of 2001, as well as our other cost reduction initiatives, which continue to generate incremental cost savings.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

     We report the results of our business segments, determined by products, services and regulatory environment as follows: (1) transmission and distribution of electricity (electricity delivery business segment), (2) supply of electricity (electricity supply business segment), and (3) collection of transition costs (CTC business segment).

     Electricity Delivery Business Segment.

     Three months ended September 30, 2002. The electricity delivery business segment reported $21.3 million of earnings for common stock in the third quarter of 2002 compared to $14.0 million in the third quarter of 2001, an increase of $7.3 million, or 52.1%, due to the significantly higher revenues during the third quarter of 2002 as a result of the hotter than normal summer weather.

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

     Operating revenues increased by $14.9 million or 17.6% compared to the third quarter of 2001. The increase can be attributed to two items, the increase in the excise taxes that are collected through revenue and the hotter than normal summer weather. The largest excise tax increase is in the Pennsylvania revenue neutral reconciliation (RNR) tax rate, which became effective January 1, 2002. Electric distribution companies, such as Duquesne Light, are permitted to recover this cost from consumers on a current basis. (See "Legal Proceedings.") The increase in the excise taxes caused an increase in revenue of approximately $6.2 million from the third quarter of 2001. In addition, sales to electric utility customers increased approximately 11.3% due to the hotter than normal summer weather, which caused revenues to increase by approximately $8.7 million from the third quarter of 2001.

     This summer was the nation's third warmest on record, bringing hotter than normal summer temperatures to the Pittsburgh region. This resulted in residential and commercial sales increasing 20.3% and 10.0%, respectively compared to the prior year, in response to higher cooling demands. Industrial sales, which are less sensitive to the weather, also increased by 3.0% due to higher sales to industrial customers in the primary metals sector. The following table sets forth kilowatt-hours (KWH) delivered to electric utility customers.

--------------------------------------------------------------------------------
                                                                KWH Delivered
                                                          ----------------------
                                                                (In Millions)
                                                          ----------------------
Third Quarter                                              2002    2001   Change
--------------------------------------------------------------------------------
Residential                                               1,235   1,027    20.3%
Commercial                                                1,863   1,693    10.0%
Industrial                                                  871     846     3.0%
-----------------------------------------------------------------------
   Sales to Electric
      Utility Customers                                   3,969   3,566    11.3%
================================================================================

     Operating expenses for the electricity delivery business segment consist primarily of costs to operate and maintain the transmission and distribution system; meter reading, billing and collection costs; customer service; and administrative expenses. Operating expenses decreased $2.5 million or 8.2% compared to the third quarter of 2001, primarily due to the corporate restructuring that occurred in the fourth quarter of 2001, as well as our other cost reduction initiatives, which continue to generate incremental cost savings.

     Income and other tax expense for the electricity delivery business segment consists of income taxes and non-income taxes, such as gross receipts, property and payroll taxes. There was an increase of $11.2 million or 99.1% compared to the third quarter of 2001, due in part to a $4.0 million increase in gross receipts tax from the increased RNR, as well as increased income taxes due to the higher pre-tax income in the third quarter of 2002.

     Other income decreased $2.2 million or 39.3% compared to the third quarter of 2001, primarily due to higher interest earnings in the third quarter of 2001.

     Interest and other charges include interest on long-term debt, other interest and preferred stock dividends of Duquesne Light. Interest and other charges decreased $2.4 million or 12.4% compared to the third quarter of 2001, due to the retirement of $110.0 million of debt in August 2002, which reduced interest expense by $1.3 million, as well as favorable interest rates on the variable rate, tax-exempt debt.

     Nine months ended September 30, 2002. The electricity delivery business segment reported $47.0 million of earnings for common stock in the first nine months of 2002 compared to $29.9 million in the first nine months of 2001, an increase of $17.1 million, or 57.2%. This improvement is partially a result of lower operating expenses due to the corporate restructuring that occurred in the fourth quarter of 2001, as well as our cost reduction initiatives, which continue to generate incremental cost savings. In addition, the hotter than normal summer weather during the month of June as well as during the third quarter of 2002 has contributed favorably to earnings available for common stock.

     Operating revenues increased by $26.2 million or 11.0% compared to the first nine months of 2001. The increase can be primarily attributed to the $16.2 million increase in the excise taxes that are collected through revenue, in particular the RNR increase. In addition, sales to electric utility customers increased approximately 5.1% due to the hotter than normal summer weather.

     In addition to the nation's third warmest summer, we also experienced the fifth warmest winter on record. The higher than normal summer demand for cooling more than offset the lower than normal winter demand for heating, and residential and commercial sales increased by 9.0% and 5.0%, respectively. Industrial sales, which are less sensitive to the weather, also increased by 1.2% due to higher sales to industrial customers in the primary metals sector. The following table sets forth KWH delivered to electric utility customers.

--------------------------------------------------------------------------------
                                                              KWH Delivered
                                                         -----------------------
                                                              (In Millions)
                                                         -----------------------
First Nine Months                                         2002     2001   Change
--------------------------------------------------------------------------------
Residential                                               2,993   2,746     9.0%
Commercial                                                4,982   4,747     5.0%
Industrial                                                2,534   2,504     1.2%
-----------------------------------------------------------------------
   Sales to
      Electric Utility
      Customers                                          10,509   9,997     5.1%
================================================================================

     Operating expenses decreased by $11.9 million or 12.3% compared to the first nine months of 2001. This decrease is due to the corporate restructuring that occurred in the fourth quarter of 2001, as well as our cost reduction initiatives, which continue to generate incremental cost savings.

     There was an increase in income and other tax expense of $23.7 million or 88.4% compared to the first nine months of 2001, primarily due to an $11.5 million increase in gross receipts tax due to the increased RNR, as well as increased income taxes due to the higher pre-tax income in the first nine months of 2002.

     Other income decreased $3.5 million or 18.6% compared to the first nine months of 2001, primarily due to higher interest earnings in the first nine months of 2001.

     Interest and other charges decreased $3.9 million or 6.5% compared to the first nine months of 2001, due to the retirement of $110.0 million of debt in August 2002, which reduced interest expense by $1.3 million, as well as favorable interest rates on the variable rate, tax-exempt debt.

     Electricity Supply Business Segment.

     Three months ended September 30, 2002. The electricity supply business segment reported earnings for common stock of $5.7 million in the third quarter of 2002, compared with earnings for common stock of zero in the third quarter of 2001. For the period April 28, 2000 through December 31, 2001, this segment's financial results reflected our initial provider of last resort service arrangement (POLR I), which was designed to be income neutral. During the first quarter of 2002, we began operating under our new provider of last resort arrangement (POLR II), which extends the provider of last resort service (and the PUC-approved rates for the supply of electricity) beyond the final CTC collection through December 31, 2004. POLR II also permits us, following CTC collection for each rate class, an average margin of 0.5 cents per KWH supplied.

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

     Operating revenues increased $14.0 million or 11.1% compared to the third quarter of 2001, due to higher average generation rates. Average generation rates increased January 1, 2002, due to scheduled rate increases. In addition, the average rates increase incrementally as rate classes become subject to the POLR II arrangement. Those higher average generation rates more than offset the 1.4% decline in total KWH supplied.

     The following table sets forth KWH supplied for customers who had not chosen an alternative generation supplier, segregated by those customers supplied under the POLR I or the POLR II contract.

--------------------------------------------------------------------------------
                                                         KWH Supplied
                                               ---------------------------------
                                                         (In Millions)
                                               ---------------------------------
Third Quarter                                             2002             2001
--------------------------------------------------------------------------------
                                               POLR I   POLR II   Total   POLR I
--------------------------------------------------------------------------------
Residential                                       60        783     843      675
Commercial                                       311      1,085   1,396    1,627
Industrial                                       530        277     807      806
--------------------------------------------------------------------------------
   KWH Sales                                     901      2,145   3,046    3,108
Sales to Other
   Utilities                                                         53       36
--------------------------------------------------------------------------------
   Total Sales                                                    3,099    3,144
================================================================================

     Operating expenses for the electricity supply business segment consist of costs to obtain energy for our provider of last resort service which fluctuate in direct relation to operating revenues. Operating expenses increased $3.8 million or 3.2% compared to the third quarter of 2001, a result of the higher average generation rates charged to customers in the third quarter of 2002 under our provider of last resort arrangements.

     Income and other tax expense for the electricity supply business segment consists of gross receipts tax, which fluctuates in direct relation to operating revenues, and income taxes, which fluctuate in direct relation to pre-tax income. Income and other tax expense increased $4.5 million or 83.3% from the third quarter of 2001, due to the increase in revenues from electric utility customers. In addition, pre-tax income of $9.6 million was generated from the electricity supply business segment in the third quarter of 2002 since we began operating under the POLR II arrangement, which resulted in $3.9 million of income tax expense.

     Nine months ended September 30, 2002. The electricity supply business segment reported earnings for common stock of $9.1 million in the first nine months of 2002, compared to earnings for common stock of zero in the first nine months of 2001. During the first quarter of 2002, we began operating under the POLR II arrangement, discussed above.

     Operating revenues increased $25.7 million or 7.7% compared to the first nine months of 2001, due to higher average generation rates, discussed above. These higher average generation rates more than offset the 2.8% decline in total KWH supplied.

     The following table sets forth KWH supplied for customers who had not chosen an alternative generation supplier, segregated by those customers supplied under the POLR I or the POLR II arrangement.

--------------------------------------------------------------------------------
                                                        KWH Supplied
                                              ----------------------------------
                                                        (In Millions)
                                              ----------------------------------
First Nine Months                                      2002              2001
--------------------------------------------------------------------------------
                                              POLR I   POLR II   Total    POLR I
--------------------------------------------------------------------------------
Residential                                      610     1,465   2,075   1,818
Commercial                                     2,257     1,473   3,730   4,103
Industrial                                     2,005       332   2,337   2,342
--------------------------------------------------------------------------------
   KWH Sales                                   4,872     3,270   8,142   8,263
Sales to Other
   Utilities                                                       164     285
--------------------------------------------------------------------------------
   Total Sales                                                   8,306   8,548
================================================================================

     Operating expenses increased $9.1 million or 2.9% compared to the first nine months of 2001, a result of the higher average generation rates charged to customers in the first nine months of 2002 under our provider of last resort arrangements.

     Income and other tax expense increased $7.5 million or 52.8% from the first nine months of 2001, due to the increase in revenues from electric utility customers. In addition, pre-tax income of $15.3 million was generated from the electricity supply business segment in the first nine months of 2002 since we began operating under the POLR II arrangement, which resulted in $6.2 million of income tax expense.

     CTC Business Segment.

     Three months ended September 30, 2002. For the CTC business segment, operating revenues are derived by billing electric delivery customers for generation-related transition costs. We are allowed to earn an 11% pre-tax return on the net of tax CTC balance. As revenues are billed to customers on a monthly basis, we amortize the CTC balance. The resulting decrease in the CTC balance causes a decline in the return we earn.

     In the third quarter of 2002, the CTC business segment reported earnings for common stock of $0.4 million compared to $2.7 million during the same period in 2001, a decrease of $2.3 million or 85.2%, due to lower earnings resulting from the decreased CTC balance.

     Operating revenues decreased $70.5 million or 82.2%, due to the full collection of the allocated CTC balance as of September 30, 2002 for most of our customers, as well as scheduled decreases in the average CTC rate charged from 2001 to 2002. As of September 30, 2002, the CTC balance has been fully collected for approximately 95% of our customers, and approximately 87% of the KWH sales for the first nine months of 2002.

     Depreciation and amortization expense consists of the amortization of transition costs. There was a decrease of $63.8 million or 82.0% compared to the third quarter of 2001, primarily due to the full collection of the allocated CTC balance for certain customers, as discussed above.

     Income and other tax expense consists of gross receipts tax, which fluctuates in direct relation to operating revenues and income taxes, which fluctuate in direct relation to pre-tax income. Income and other tax expense decreased $4.4 million or 83.0% compared to the third quarter of 2001, due to a $3.1 million decrease in gross receipts tax due to the decline in revenues and a $1.3 million decrease in income taxes due to lower pre-tax income in the second quarter of 2002.

     Nine months ended September 30, 2002. In the first nine months of 2002, the CTC business segment reported earnings for common stock of $2.5 million compared to $10.4 million during the same period in 2001, a decrease of $7.9 million or 76.0%. As the CTC balance is collected from customers, there is a resulting decline in the return we earn.

     Operating revenues decreased $119.9 million or 51.3% compared to the first nine months of 2001. This decrease is due to the full collection of the allocated CTC balance for certain customers, as well as scheduled decreases in the average CTC rate as discussed above.

     Depreciation and amortization expense decreased $102.3 million or 49.3% compared to the first nine months of 2001, primarily due to the full collection of the allocated CTC balance for certain customers, as discussed above.

     Income and other tax expense decreased $9.7 million or 60.2% compared to the first nine months of 2001, due to the $5.3 million decrease in gross receipts tax due to the decline in operating revenues and the $4.4 million decrease in income taxes due to lower pre-tax income during the first nine months of 2002.

LIQUIDITY AND CAPITAL RESOURCES

Capital Expenditures

     We estimate that during 2002 we will spend, excluding the allowance for funds used during construction, approximately $70 million for electric utility construction.

     During the first nine months of 2002, we have spent $51.3 million on capital expenditures.

Asset Dispositions

     During the first nine months of 2002, we did not make any acquisitions, but we received $1.3 million of proceeds from the sale of securities and recognized an after-tax gain of $0.8 million. We also received $1.3 million from the sale of a building and recognized an after-tax gain of $0.3 million.

Financing and Capital Availability

     In September 2002, we converted approximately $98 million of variable rate debt to fixed rate with maturities in 2011 and 2013, resulting in a weighted average interest rate of 4.20%.

     On August 5, 2002, we redeemed the following: (i) $10 million aggregate principal amount of our 8.20% first mortgage bonds due 2022 at a redemption price of 104.51% of the principal amount thereof, and (ii) $100 million aggregate principal amount of our 7 5/8% first mortgage bonds due 2023 at a redemption price of 103.9458% of the principal amount thereof. Our cash, invested in the cash pool, was used to retire these bonds.

     On April 15, 2002, we issued $200 million of 6.7% first mortgage bonds due 2012. On April 30, 2002, we issued $100 million of 6.7% first mortgage bonds due 2032. In each case we used the proceeds to call and refund existing debt, including debt scheduled to mature in 2003 and 2004.

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

     At September 30, 2002, we had no commercial paper borrowings and no current debt maturities outstanding. During the quarter, the maximum amount of bank loans and commercial paper borrowings outstanding was $35 million, the amount of average daily borrowings was $5.3 million, and the weighted average daily interest rate was 2.16%.

     We recently renewed our 364-day, $150 million revolving credit agreement, which expires in October 2003. Interest rates can, in accordance with the option selected at the time of the borrowing, be based on one of several indicators, including prime and Eurodollar rates. Fees are based on the unborrowed amount of the commitment. At September 30, 2002, no borrowings were outstanding.

     The revolver includes a "ratings trigger," pursuant to which a change in our credit rating will result in an inverse change in the fees and interest rates charged.

     Under our credit facility, we are required to maintain a maximum debt-to-capitalization ratio of 65.0%. At September 30, 2002, we were in compliance, having a debt-to-total-capitalization ratio of approximately 56.2%.

None of our long-term debt will mature before 2008.

Contractual Obligations and Commercial Commitments

     As of September 30, 2002, we have certain contractual obligations and commercial commitments that extend beyond this year, the principal amounts of which are set forth in the following tables:

Payments Due By Period

-----------------------------------------------------------------------------------
                                                     (In Millions)
                                        -------------------------------------------
                                        2002   2003   2004   2005   After    Total
                                        -------------------------------------------
Long-Term Debt                          $ --   $ --   $0.4   $0.4   $960.0   $960.8
Capital Lease Obligations                0.1    0.4    0.4    0.5      1.4      2.8
Operating Leases                         0.8    3.3    3.5    3.8     24.1     35.5
-----------------------------------------------------------------------------------
   Total Contractual Cash Obligations   $0.9   $3.7   $4.3   $4.7   $985.5   $999.1
===================================================================================

Other Commercial Commitments
--------------------------------------------------------------------------------
                                                      (In Millions)
                                  ----------------------------------------------
                                   2002    2003    2004   2005   After    Total
                                  --------------------- ------------------------
Revolving Credit Agreements (a)   $  --   $150.0   $ --   $ --   $  --    $150.0
Standby Letters of Credit (a)       9.3       --     --     --      --       9.3
Surety Bonds (b)                   41.6       --     --     --      --      41.6
--------------------------------------------------------------------------------
   Total Commercial Commitments   $50.9   $150.0   $ --   $ --   $  --    $200.9
================================================================================

(a) Revolving Credit Agreements and Letters of Credit are typically for a 364-day period and are renewed annually

(b) Surely bonds are renewed annually. Some of these bonds cover regulatory and contractual obligations which exceed a one-year period

RATE MATTERS

Competition and the Customer Choice Act

     The Pennsylvania Electricity Generation Customer Choice and Competition Act (Customer Choice Act) enables electric utility customers to purchase electricity at market prices from a variety of electric generation suppliers. As of September 30, 2002, approximately 76.6% of our customers measured on a KWH basis, and approximately 75.6% on a non-coincident peak load basis received electricity through our provider of last resort service arrangement. The remaining customers are provided with electricity through alternative generation suppliers. The number of customers participating in our provider of last resort service will fluctuate depending on market prices and the number of alternative generation suppliers in the retail supply business.

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

Regional Transmission Organization

     FERC Order No. 2000 calls on transmission-owning utilities such as Duquesne Light to join regional transmission organizations (RTOs). We are committed to ensuring a stable, plentiful supply of electricity for our customers. Toward that end, we had planned to join the PJM West RTO. However, on July 31, 2002, the FERC issued a series of proposals designed to establish a standard market design and transmission service for interstate electricity transactions, and extend the deadline for joining an RTO until September 2004. We will continue to evaluate the FERC's proposals and their impact on the possibility of joining an RTO.

Competitive Transition Charge

     In its final restructuring order, the PUC determined that we should recover most of the above-market costs of our generation assets, including plant and regulatory assets, through the collection of the CTC from electric utility customers. As of September 30, 2002, the CTC balance has been fully collected for approximately 95% of our customers, and 87% of the KWH sales for the first nine months of 2002. The transition costs, as reflected on the consolidated balance sheet, are being amortized over the same period that the CTC revenues are being recognized.

     For regulatory purposes, the unrecovered balance of transition costs was approximately $32.6 million ($19.8 million net of tax) at September 30, 2002, on which we are allowed to earn an 11.0% pre-tax return. A lower amount is shown on the balance sheet due to the accounting for unbilled revenues.

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

     On October 25, 2002, we petitioned the PUC to issue a declaratory order regarding a provision in our retail tariff that affects our largest industrial customer. The supplier and we have interpreted the tariff differently. The supplier's interpretation could increase the customer's bill by approximately $7 to $9 million annually. We have requested that the PUC affirm our interpretation of the tariff requirements. We retain the risk of recovering this increase from the customer, should the customer refuse to pay. This risk is not included in the "normal level" of uncollectible accounts described above.

     We are preparing a post-2004 POLR supply plan to be filed with the PUC in the near future. This plan would provide capped rates and offer protection from electric market volatility for residential and small commercial POLR customers. This plan continues to evolve as the wholesale power markets continue to change. For example, given the interest many generating companies have shown in potentially supplying long-term POLR service, our affiliate Duquesne Power is no longer actively exploring the development of a generating station. We are in the process of evaluating various options and expect to complete our assessment prior to the new filing. Our goal is to mitigate various risks associated with a supply plan and to enhance shareholder value through a continuing earnings stream from the core electric business.

Rate Freeze

     In connection with the POLR II agreement described above, we negotiated a rate freeze for generation, transmission and distribution rates. The rate freeze fixes new generation rates through 2004 for retail customers who take electricity under POLR II, and continues the transmission and distribution rates for all customers at current levels through at least 2003. Under certain circumstances, affected interests may file a complaint alleging that, under these frozen rates, we have exceeded reasonable earnings, in which case the PUC could make adjustments to rectify such earnings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Market risk represents the risk of financial loss that may impact our consolidated financial position, results of operations or cash flows due to adverse changes in market prices and rates.

     We manage our interest rate risk by balancing our exposure between fixed and variable rates, while attempting to minimize our interest costs. Currently, our variable interest rate debt is approximately $320.1 million or 33.4% of long-term debt. This variable rate debt is low-cost, tax-exempt debt. We also manage our interest rate risk by retiring and issuing debt from time to time and by maintaining a balance of short-term, medium-term and long-term debt. A 10% increase in interest rates would have affected our variable rate debt obligations by increasing interest expense by approximately $0.7 million for the nine months ended September 30, 2002 and $0.7 million for the nine months ended September 30, 2001. A 10% reduction in interest rates would have increased the market value of our fixed-rate debt by approximately $38.6 million and $41.5 million as of September 30, 2002 and September 30, 2001. Such changes would not have had a significant near-term effect on our future earnings or cash flows.

Item 4. Controls and Procedures.

     Within the 90 days prior to the date of this report, management (including our principal executive officer and principal financial officer) evaluated the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, Rules 13a-14(c) and 15-d-14(c)). Management concluded that, as of the evaluation date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to management by others within those entities. In addition, there were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   ----------

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

     Proceedings regarding rates are discussed under "Rate Matters."

Item 6. Exhibits and Reports on Form 8-K

a.   Exhibits:

     EXHIBIT 12.1 - Calculation of Ratio of Earnings to Fixed Charges.

     EXHIBIT 99.1 - Certification of Principal Executive Officer Pursuant to
                    Section 906 of the Sarbanes- Oxley Act of 2002.

     EXHIBIT 99.2 - Certification of Principal Financial Officer Pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.

b.   We did not file any reports on Form 8-K in the third quarter.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant identified below has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Duquesne Light Company
                                           -------------------------------------
                                                       (Registrant)


Date November 14, 2002                            /s/ Frosina C. Cordisco
                                           -------------------------------------
                                                        (Signature)
                                                    Frosina C. Cordisco
                                               Vice President and Treasurer
                                              (Principal Financial Officer)


Date November 14, 2002                              /s/ Stevan R. Schott
                                           -------------------------------------
                                                        (Signature)
                                                     Stevan R. Schott
                                               Vice President and Controller
                                              (Principal Accounting Officer)

                                 CERTIFICATIONS

     I, Victor A. Roque, President of Duquesne Light Company, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Duquesne Light Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: November 14, 2002


                                                   /s/ Victor A. Roque
                                           -------------------------------------
                                               Victor A. Roque, President
                                              (Principal Executive Officer)

     I, Frosina C. Cordisco, Vice President and Treasurer of Duquesne Light Company, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Duquesne Light Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: November 14, 2002


                                                  /s/ Frosina C. Cordisco
                                           -------------------------------------
                                                    Frosina C. Cordisco
                                                Vice President and Treasurer
                                               (Principal Financial Officer)