Form 10-Q
period 2003-03-31
DUQUESNE LIGHT CO
filed 2003-05-15
CIK 30573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________ to ____________

Commission File Number

1-10290

Duquesne Light Company

(Exact name of registrant as specified in its charter)

Pennsylvania	25-0451600

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

411 Seventh Avenue Pittsburgh, Pennsylvania	15219

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (412) 393-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

All 10 shares of Duquesne Light Company Common Stock outstanding as of April 30, 2003 are owned by DQE, Inc.

Part I.          FINANCIAL INFORMATION

Item 1.        Financial Statements.

Duquesne Light Condensed Consolidated Statements of Income (Unaudited)

	(Millions of Dollars)

	Three Months Ended March 31,

	2003	2002

Operating Revenues:
Retail sales of electricity	$193.4	$244.2
Other	5.9	5.2

Total Operating Revenues	199.3	249.4

Operating Expenses:
Purchased power	96.4	98.9
Other operating and maintenance	29.4	25.5
Depreciation and amortization	21.5	74.3
Taxes other than income taxes	13.5	15.9
Income taxes	9.5	6.6

Total Operating Expenses	170.3	221.2

Operating Income	29.0	28.2
Other Income - Net	3.4	7.6

Income Before Interest and Other Charges	32.4	35.8
Interest Charges	12.6	14.9
Company Obligated Mandatorily Redeemable Preferred Securities Dividend Requirements	3.1	3.1

Net Income	16.7	17.8
Dividends on Preferred and Preference Stock	0.8	0.8

Earnings Available for Common Stock	$15.9	$17.0

See notes to condensed consolidated financial statements.

Duquesne Light Condensed Consolidated Balance Sheets (Unaudited)

	(Millions of Dollars)

	March 31, 2003	December 31, 2002

ASSETS
Property, Plant and Equipment:
Gross property, plant and equipment	$2,027.7	$2,018.9
Less: Accumulated depreciation and amortization	(663.4)	(654.0)

Total Property, Plant and Equipment – Net	1,364.3	1,364.9

Long-Term Investments	19.3	23.7

Current Assets:
Investment in DQE Capital cash pool	310.4	345.9
Receivables	356.6	377.7
Other	62.6	40.5

Total Current Assets	729.6	764.1

Other Non-Current Assets:
Regulatory assets	280.1	280.3
Transition costs	17.6	24.1
Other	30.5	31.1

Total Other Non-Current Assets	328.2	335.5

Total Assets	$2,441.4	$2,488.2

LIABILITIES AND CAPITALIZATION
Capitalization:
Common stock (authorized - 90,000,000 shares, issued and outstanding - 10 shares)	$—	$—
Capital surplus	483.3	483.3
Retained earnings	48.3	41.4
Accumulated other comprehensive loss	(5.9)	(3.7)

Total Common Stockholder’s Equity	525.7	521.0

Company obligated mandatorily redeemable preferred securities	150.0	150.0
Preferred and preference stock	69.8	69.8
Long-term debt	959.5	959.5

Total Capitalization	1,705.0	1,700.3

Current Liabilities:
Accounts payable	84.0	88.6
Payable to affiliates	64.3	107.4
Other	63.3	65.4

Total Current Liabilities	211.6	261.4

Non-Current Liabilities:
Deferred income taxes – net	390.5	389.9
Warwick mine liability	29.6	30.0
Other	104.7	106.6

Total Non-Current Liabilities	524.8	526.5

Commitments and contingencies (Note F)
Total Capitalization and Liabilities	$2,441.4	$2,488.2

See notes to condensed consolidated financial statements.

Duquesne Light Condensed Consolidated Statements of Cash Flows (Unaudited)

	(Millions of Dollars)

	Three Months Ended March 31,

	2003	2002

Cash Flows From Operating Activities:
Operations	$37.8	$85.0
Investment in DQE capital cash pool	35.5	(53.9)
Changes in working capital other than cash	(34.0)	(0.5)
Other	(0.6)	(4.2)

Net Cash Provided By Operating Activities	38.7	26.4

Cash Flows From Investing Activities:
Capital expenditures	(14.0)	(13.9)
Proceeds from sale of investments	—	1.3
Other	0.3	(1.7)

Net Cash Used In Investing Activities	(13.7)	(14.3)

Cash Flows From Financing Activities:
Loan to DQE	—	(98.0)
Commercial paper borrowings	—	98.0
Dividends on capital stock	(25.0)	(12.8)
Other	—	0.7

Net Cash Used In Financing Activities	(25.0)	(12.1)

Net increase in cash and temporary cash investments	—	—
Cash and temporary cash investments at beginning of period	—	—

Cash and Temporary Cash Investments at End of Period	$—	$—

See notes to condensed consolidated financial statements.

Duquesne Light Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	(Millions of Dollars)

	Three Months Ended March 31,

	2003	2002

Net income	$16.7	$17.8
Other comprehensive income:
Unrealized holding (losses) gains arising during the period, net of tax of $(1.5) and $1.2	(2.2)	1.8

Comprehensive Income	$14.5	$19.6

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

A.          CONSOLIDATION AND ACCOUNTING POLICIES

Consolidation

          Duquesne Light Company is a wholly owned subsidiary of DQE, Inc.  We are engaged in the supply (as provider of last resort), transmission and distribution of electric energy.

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

          As a result of our PUC-approved restructuring plan in 1998, the electricity supply segment does not meet the criteria of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” Pursuant to the PUC’s final restructuring order, and as provided in the Pennsylvania Electricity Generation Customer Choice and Competition Act (Customer Choice Act), generation-related transition costs are being recovered through a competitive transition charge (CTC) collected in connection with providing transmission and distribution services, and these assets have been reclassified accordingly. The electricity delivery business segment continues to meet SFAS No. 71 criteria, and accordingly reflects regulatory assets and liabilities consistent with cost-based ratemaking regulations. The regulatory assets represent probable future revenue, because provisions for these costs are currently included, or are expected to be included, in charges to electric utility customers through the ratemaking process. (See Note B.) These assets are currently being recovered over a period of approximately 28 years and are not earning a rate of return.

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

          The interim financial information for the three month period ended March 31, 2003, is unaudited and has been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim information. This information does not include all footnotes which would be required for complete annual financial statements in accordance with accounting principles generally accepted in the United States of America.

          These statements should be read with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the full year.

Stock-Based Compensation

          In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” which provides alternative methods of transition for companies that voluntarily adopt the fair value based method of accounting for stock-based employee compensation. This standard also amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” by requiring prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and prescribing a specific tabular format to show the effect of the method used on reported results.

          We continue to account for our stock-based employee compensation using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.

          Prior to December 2001, no compensation expense was recorded on certain option grants because the option terms were fixed and the exercise price equaled the market price of the DQE common stock on the date of grant. However, some option grants have stock appreciation rights (SARs) and/or dividend equivalent accounts (DEAs) attached to the option. We recognize compensation expense for the SARs and DEAs, as appropriate. Compensation expense for the SARs is based upon the quoted market price of DQE common stock at month end.

          The December 2001 and December 2002 option grants are performance-based option awards that become exercisable, subject to an 18-month vesting provision, only if the average of the DQE common stock price over 30 consecutive trading days exceeds certain target prices. We recognize compensation expense for these options when the performance criteria have been met, spreading the expense over the vesting period, if applicable. The following table illustrates the effect on reported income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123.

	(Millions of Dollars)

	Three Months Ended March 31,

	2003	2002

Reported net income	$16.7	$17.8
Add:
Stock-based compensation determined under the intrinsic value method for all option awards, net of tax	0.1	0.2
Deduct:
Stock-based compensation determined under the fair value method for all option awards, net of tax	(0.4)	(0.3)

Proforma net income	$16.4	$17.7

Recent Accounting Pronouncements

          On January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which had no impact on our financial position, results of operations or cash flows.

Reclassification

          The 2002 condensed consolidated financial statements have been reclassified to conform with the 2003 presentation.

B.          RATE MATTERS

Competitive Transition Charge

          Under Customer Choice, customers must choose to receive their electric energy from an alternative generation supplier or through our provider-of-last-resort (POLR) arrangements:  POLR I, which applies so long as a rate class’s CTC is still being collected, and POLR II, which applies from full CTC collection for a rate class through December 31, 2004.  Customers who select an alternative generation supplier pay for generation charges set competitively by that supplier, and pay us transmission and distribution charges and the CTC (unless the CTC has already been collected for a customer’s rate class).

          We have completed the CTC collection from most of our customers.  As of March 31, 2003, the CTC balance has been fully collected for approximately 99% of customers, representing approximately 89% of the megawatt-hour (MWh) sales for the first quarter of 2003.  The transition costs, as reflected on the condensed consolidated balance sheets, are being amortized over the same period that the CTC revenues are being recognized.  We are allowed to earn an 11.0% pre-tax return on the net of tax CTC balance.

Provider of Last Resort

          Orion Power Midwest (a subsidiary of Reliant Resources, Inc.) is our POLR supplier.  POLR II permits us a margin per MWh supplied based on the mix of rate classes, and number of customers, participating in POLR II.  Except for this margin, POLR I and POLR II effectively transfer to Orion the financial risks and rewards associated with our POLR obligations.  As of March 31, 2003, approximately 73% of our customers measured on a MWh basis received electricity through POLR I or POLR II.  The number of POLR customers will fluctuate depending on market prices and the number of alternative generation suppliers in the retail supply business.

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

          On February 21, 2003, the customer petitioned the PUC to reconsider its ruling, which the PUC denied, leaving the original February 6, 2003 order in effect.  The customer has until May 31, 2003 to appeal to the Commonwealth Court of Pennsylvania.

C.          RECEIVABLES

          The components of receivables for the periods indicated are as follows:

	(Millions of Dollars)

	March 31, 2003	December 31, 2002

Electric customers	$73.9	$80.4
Unbilled electric customers	26.0	31.9
Other electric utilities	3.3	2.1
Loan to DQE	250.0	250.0
Affiliate receivables	2.6	13.1
Other receivables	7.8	7.9
Less: Allowance for uncollectible accounts	(7.0)	(7.7)

Total Receivables	$356.6	$377.7

D.          DEBT

          In January 2002, we issued $125 million of commercial paper and loaned the proceeds to DQE, who repaid $27 million during the first quarter of 2002, and the remainder by the end of 2002.

E.          RESTRUCTURING

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

          During the fourth quarter of 2002, we recorded a pre-tax restructuring charge of $3.7 million related to further consolidation and centralization of certain administrative functions.  The 2002 restructuring charge primarily includes severance costs for 14 executive, management, professional and administrative personnel, all of whom were terminated by March 31, 2003.

          The following table summarizes the restructuring activities for both the 2001 and 2002 restructuring plans for the three months ended March 31, 2003.

Restructuring Liability
	(Millions of Dollars)

	Employee Termination Benefits	Lease Costs	Total

Balance, December 31, 2002	$4.9	$1.9	$6.8
Payments on 2001	(0.3)	(0.1)	(0.4)
Payments on 2002	(1.3)	—	(1.3)

Balance, March 31, 2003	$3.3	$1.8	$5.1

          The combined remaining restructuring liability at March 31, 2003 was $5.1 million, and is included in other liabilities on the condensed consolidated balance sheets.  We believe that the remaining provision is adequate to complete the restructuring plan.  We expect that the remaining restructuring liability will be paid on a monthly basis throughout 2006.

F.          COMMITMENTS AND CONTINGENCIES

Construction

          In the first quarter of 2003, we spent approximately $14 million for electric utility construction. We estimate that in 2003 we will spend approximately $70 million for electric utility construction.

Employees

          We are a party to a labor contract with the International Brotherhood of Electrical Workers, which represents 943 of our 1,297 employees. This contract expires September 30, 2003.

Pension Plans

          We have an obligation to contribute approximately $32.1 million to our pension plans over future years, resulting from the PUC-approved recovery of costs associated with our 1999 early retirement program.

Income Taxes

          We file consolidated income tax returns with DQE and other companies in the affiliated group.  The annual federal corporate income tax returns have been audited by the Internal Revenue Service (IRS) and are closed for the tax years through 1993. The IRS examination of the 1994 tax year has been completed, and the IRS issued a notice of proposed adjustment increasing the 1994 income tax liability in the approximate amount of $22 million (including penalties and interest).

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

          Although DQE expects to make additional deposits of at least $80 million with the IRS with respect to any adjustments which may ultimately be proposed, such deposits have not been made. As of December 31, 2002, DQE had federal income tax credits of $63.4 million  and capital losses of $32.8 million, generated in current and prior years, that are available to offset a portion of any assessment of additional tax made by the IRS. The tax years 1998 through 2002 remain subject to IRS review.

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

          It is not possible to predict if, when or to what extent any income tax adjustments ultimately proposed for the period 1994 through 2002 will be sustained. We do not believe that the ultimate resolution of our federal or state tax issues for this period will have a material adverse effect on our financial position or results of operation. However, the resolution of these tax issues, depending on the extent and timing thereof, could have a material adverse effect on our cash flows for the period in which they are paid.

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

Business Segments for the Three Months Ended:

	(Millions of Dollars)

	Electricity Delivery	Electricity Supply	CTC	Consolidated

March 31, 2003
Operating revenues	$82.5	$109.8	$7.0	$199.3
Operating expenses	43.7	104.7	0.4	148.8
Depreciation and amortization expense	15.0	—	6.5	21.5

Operating income	23.8	5.1	0.1	29.0
Other income - net	3.4	—	—	3.4
Interest and other charges	16.5	—	—	16.5

Earnings for common stock	$10.7	$5.1	$0.1	$15.9

Assets	$2,423.8	$—	$17.6	$2,441.4

Capital expenditures	$14.0	$—	$—	$14.0

	(Millions of Dollars)

	Electricity Delivery	Electricity Supply	CTC	Consolidated

March 31, 2002
Operating revenues	$80.2	$104.2	$65.0	$249.4
Operating expenses	39.6	103.7	3.6	146.9
Depreciation and amortization expense	14.2	—	60.1	74.3

Operating income	26.4	0.5	1.3	28.2
Other income - net	7.6	—	—	7.6
Interest and other charges	18.8	—	—	18.8

Earnings for common stock	$15.2	$0.5	$1.3	$17.0

Assets (a)	$2,464.1	$—	$24.1	$2,488.2

Capital expenditures	$13.9	$—	$—	$13.9

(a) Relates to assets as of December 31, 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Part I, Item 2 of this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission (SEC), and the condensed consolidated financial statements, which are set forth in Part I, Item 1 of this Report.

          Duquesne Light was formed in 1912 by the consolidation and merger of three constituent companies.  We are engaged in the supply (as provider of last resort), transmission and distribution of electric energy.  We have been a wholly owned subsidiary of DQE, Inc. since its formation in 1989.

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

Business Segments

          This information is set forth under “Results of Operations” below and in Note G to our condensed consolidated financial statements.

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

•	Demand for and pricing of electricity, changing market conditions and weather conditions could affect earnings levels.
•

DQE’s cash flows, earnings, earnings growth, and board policy, as well as the effectiveness of its divestiture of non-core businesses and assets, could affect our earnings, financial position and cash flows.

•

The ultimate structure of POLR III will be subject to PUC review and approval, and will depend on our ability to contract with suitable third-party suppliers and the terms we negotiate with such suppliers.

•	Any debt reductions will depend on the availability of cash flows, including proceeds transferred by DQE from the divestiture of other subsidiaries’ assets.
•

The final resolution of proposed adjustments regarding income tax liabilities (which will depend on negotiations with the appropriate tax authorities) could affect financial position, earnings and cash flows.

•	The credit ratings we receive from the rating agencies could affect our cost of borrowing, our access to capital markets and liquidity.
•

Overall performance could be affected by economic, competitive, regulatory, governmental and technological factors affecting operations, markets, products, services and prices, as well as the factors discussed in our SEC filings made to date.

Recent Accounting Pronouncements

          See Note A for a discussion of recent accounting pronouncements.

Critical Accounting Policies

          As of March 31, 2003, there have been no significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the Year ended December 31, 2002. The policies disclosed included the accounting for: the effects of regulation, unbilled energy revenues, pension and other postretirement benefit plan assumptions, income taxes and contingent liabilities.

RESULTS OF OPERATIONS

Overall Performance

          Three months ended March 31, 2003. Our earnings available for common stock were $15.9 million in the first quarter of 2003, compared to earnings of $17.0 million in the first quarter of 2002, a decrease of $1.1 million, or 6.5%.  The decrease in earnings is due primarily to lower earnings from the electricity delivery business segment, principally due to increased operating expenses as a result of lower pension gains in 2003, as well as lower other income in 2003.  In addition, the earnings from the CTC business segment declined $1.2 million as we completed collection of CTC balance from additional customer rate classes.  Partially offsetting this was a $4.6 million earnings increase in the electricity supply business segment compared to the first quarter of 2002.  Although we began operating under our new provider of last resort arrangement (POLR II, described below) in 2002, only 6% of the megawatt-hours (MWh) supplied during the first quarter of 2002 were subject to the POLR II rates, while over 75% of the MWh supplied during the first quarter of 2003 were subject to the POLR II rates.

Results of Operations by Business Segment

          We report the results of our business segments, determined by products, services and regulatory environment as follows: (1) transmission and distribution of electricity (electricity delivery business segment), (2) supply of electricity (electricity supply business segment), and (3) collection of transition costs (CTC business segment).

          Note G shows the financial results of each principal business segment in tabular form. Following is a discussion of these results.

Electricity Delivery Business Segment.

          Three months ended March 31, 2003. The electricity delivery business segment reported $10.7 million of earnings in the first quarter of 2003, compared to $15.2 million in the first quarter of 2002, a decrease of $4.5 million, or 29.6%, as a result of higher operating expenses and lower other income.

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

          Operating revenues increased by $2.3 million, or 2.9%, compared to the first quarter of 2002. The increase can be primarily attributed to the 3.8% increase in MWh sales to customers from 2002.

          The Pittsburgh region’s colder than normal winter temperatures resulted in residential and commercial sales increasing 9.8% and 3.5%, respectively, compared to 2002, in response to higher heating demands. Industrial sales, which are less sensitive to the weather, decreased by 2.3% primarily due to lower sales to durable goods manufacturers during the first quarter of 2003. The following table sets forth MWh delivered to electric utility customers.

	MWh Delivered

	(In Thousands)

First Quarter	2003	2002	Change

Residential	979	892	9.8%
Commercial	1,566	1,513	3.5%
Industrial	801	820	(2.3)%

Sales to Electric Utility Customers	3,346	3,225	3.8%

          Operating expenses for the electricity delivery business segment consist primarily of costs to operate and maintain the transmission and distribution system; meter reading, billing and collection costs; customer service; administrative expenses; income taxes; and non-income taxes such as gross receipts, property and payroll taxes. Operating expenses increased by $4.1 million, or 10.4%, compared to the first quarter of 2002, primarily due to a $2.8 million decrease in the pension gains recognized in the first quarter of 2003.

          Other income decreased $4.2 million, or 55.3%, compared to the first quarter of 2002, due primarily to a reduction in net interest earnings of $1.8 million resulting from lower intercompany borrowings by DQE and lower interest earnings on invested cash. In addition, during the first quarter of 2002, there was a $0.8 million after-tax gain recognized on the sale of certain securities.

          Interest and other charges include interest on long-term debt, other interest and preferred stock dividends. Interest and other charges decreased $2.3 million or 12.2% compared to the first quarter of 2002 due to debt retirements during August 2002 totaling $110.0 million, which reduced interest expense by $2.1 million, coupled with favorable interest rates on the variable rate, tax-exempt debt.

Electricity Supply Business Segment.

Three months ended March 31, 2003.The electricity supply business segment reported earnings of $5.1 million in the first quarter of 2003, compared with earnings of $0.5 million in the first quarter of 2002.  During the first quarter of 2002, we began operating under POLR II, which extends the provider of last resort service (and the PUC-approved rates for the supply of electricity) beyond the final CTC collection through December 31, 2004.  POLR II also permits us, following CTC collection for each rate class, a margin per MWh supplied.  The increase in earnings resulted from all significant rate classes being subject to the POLR II arrangement during the first quarter of 2003, as compared to only one significant rate class that was subject to the POLR II arrangement for a portion of the first quarter of 2002.  Prior to the start of the POLR II arrangement, our initial POLR arrangement (POLR I) was designed to be income neutral.

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

          Operating revenues increased $5.6 million, or 5.4%, compared to the first quarter of 2002, due to higher average generation rates. The average rates increase incrementally as rate classes become subject to the POLR II arrangement. Those higher average generation rates more than offset the 2.7% decline in total MWh supplied.

          The following table sets forth MWh supplied for POLR customers.

	MWh Supplied

	(In Thousands)

First Quarter	2003

	POLR I	POLR II	Total

Residential	56	667	723
Commercial	107	976	1,083
Industrial	428	225	653

MWh Sales	591	1,868	2,459

POLR Customers (MWh basis)			74%

	MWh Supplied

	(In Thousands)

First Quarter	2002

	POLR I	POLR II	Total

Residential	491	152	643
Commercial	1,132	2	1,134
Industrial	749	—	749

MWh Sales	2,372	154	2,526

POLR Customers (MWh basis)			78%

          Operating expenses for the electricity supply business segment consist of costs to obtain energy for our provider of last resort service, gross receipts tax and income taxes. Operating expenses increased $1.0 million, or 1.0%, compared to the first quarter of 2002, due primarily to the increase in income taxes as a result of higher earnings in the first quarter of 2003. This increase was partially offset by a decrease in purchased power expense caused by the decline in the total MWh supplied to customers.  The decline in total MWh supplied to customers is due to a higher percentage of total MWh sales being supplied by an alternative generation supplier.

CTC Business Segment.

          Three months ended March 31, 2003. For the CTC business segment, operating revenues are derived by billing electric delivery customers for generation-related transition costs. We are allowed to earn an 11% pre-tax return on the net of tax CTC balance. As revenues are billed to customers on a monthly basis, we amortize the CTC balance. The resulting decrease in the CTC balance causes a decline in the return we earn.

          In the first quarter of 2003, the CTC business segment reported earnings of $0.1 million compared to $1.3 million during the same period in 2002, a decrease of $1.2 million or 92.3%.

          Operating revenues decreased $58.0 million, or 89.2%, due to the full collection of the allocated CTC balance as of March 31, 2003 for most of our customers. As of March 31, 2003, the CTC balance has been fully collected for approximately 99% of Duquesne Light’s customers, representing approximately 89% of the MWh sales for the first quarter of 2003.

          Operating expenses consist of gross receipts tax, which fluctuates in direct relation to operating revenues, and income taxes, which fluctuate in direct relation to pre-tax income. Operating expenses decreased $3.2 million or 88.9% compared to the first quarter of 2002 due primarily to the $2.6 million decrease in gross receipts tax as a result of the decrease in operating revenue.  In addition, income taxes declined as a result of the decrease in pre-tax income from the first quarter of 2002.

          Depreciation and amortization expense consists of the amortization of transition costs.  There was a decrease of $53.6 million or 89.2% compared to the first quarter of 2002, primarily due to the full collection of the allocated CTC balance for most customers, as described above.

LIQUIDITY AND CAPITAL RESOURCES

Capital Expenditures

          In the first quarter of 2003, we spent approximately $14 million for electric utility construction. We estimate that during 2003 we will spend approximately $70 million for electric utility construction.

Financing

          We have called for the redemption of the $2.8 million outstanding balance of our 5% Sinking Fund Debentures (due March 1, 2010), effective May 20, 2003.  We contemplate retiring additional debt using proceeds of DQE’s non-core business divestitures.

          In January 2002, we issued $125 million of commercial paper and loaned the proceeds to DQE, who repaid $27 million during the first quarter of 2002, and the remainder by the end of 2002.

Liquidity

          We maintain a $150 million, 364-day revolving credit agreement, which expires in October 2003. At March 31, 2003, no borrowings were outstanding; however, we had $9.3 million in standby letters of credit, leaving $140.7 million available.

          Decreases in our credit ratings could result in an inverse change in the fees and interest rates charged under the facilities. The revolving credit agreement is subject to cross-default if we default on any payment due under any indebtedness exceeding $50 million.

          Under our credit facility, we are subject to financial covenants requiring us to maintain a maximum debt-to-capitalization ratio of 65.0%. At March 31, 2003, we were in compliance with these covenants.

          None of our long-term debt is scheduled to mature before 2008.

          In the first quarter of 2003, Standard & Poor’s reduced our short-term corporate credit and commercial paper ratings by one level, thereby restricting our access to the commercial paper market.  This ratings downgrade does not limit our ability to access our revolving credit facility; it could, however, impact the cost of maintaining the credit facility and the cost of any new debt. This rating is not a recommendation to buy, sell or hold any securities of DQE, Duquesne Light or our subsidiaries, may be subject to revisions or withdrawal by the agencies at any time, and should be evaluated independently of each other and any other rating that may be assigned to our securities.

          At March 31, 2003, we had no commercial paper borrowings outstanding, and no current debt maturities. During the first quarter of 2003, we had no bank loans or commercial paper borrowings outstanding.

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

          We have completed the CTC collection from most of our customers.  As of March 31, 2003, the CTC balance has been fully collected for approximately 99% of customers, representing approximately 89% of the MWh sales for the first quarter of 2003.  The transition costs, as reflected on the condensed consolidated balance sheets, are being amortized over the same period that the CTC revenues are being recognized.  We are allowed to earn an 11.0% pre-tax return on the net of tax CTC balance.

Provider of Last Resort

          Orion Power Midwest (a subsidiary of Reliant Resources, Inc.) is our supplier under POLR I and POLR II.  As discussed in “Results of Operations” above, POLR II extends through December 31, 2004 and permits us a margin per MWh supplied based on the mix of rate classes, and number of customers, participating in POLR II.  Except for this margin, POLR I and POLR II, effectively transfer to Orion the financial risks and rewards associated with our provider of last resort obligations.  As of March 31, 2003, approximately 73% of our customers measured on a MWh basis received electricity through POLR I or POLR II.  The number of POLR customers will fluctuate depending on market prices and the number of alternative generation suppliers in the retail supply business.

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

          We are preparing POLR III, a rate plan and related generation supply plan intended to cover the period beginning in 2005.  For our larger commercial and industrial customers (fewer than 1,000 customers but approximately 50% of the electricity consumption) the rate plan proposal is likely to include a market-based pilot program comprised of a choice between auction-based, fixed-price service and variable, real-time hourly price service. For our residential and small business customers, the proposal is likely to include a multi-year, fixed-price service option to offer protection from market volatility.  We are evaluating, among other options, a contracting strategy for long-term POLR supply.  We are actively engaged in discussions with potential suppliers in an effort to structure an arrangement with appropriate protections in the event of supplier default.  Once the supply plan is finalized, we will submit POLR III for PUC approval.  We expect to make the filing in the second quarter of 2003.

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

          On February 21, 2003, the customer petitioned the PUC to reconsider its ruling, which the PUC denied, leaving the original February 6, 2003 order in effect.  The customer has until May 31, 2003 to appeal to the Commonwealth Court of Pennsylvania.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk.

          Market risk represents the risk of financial loss that may impact our consolidated financial position, results of operations or cash flows due to adverse changes in market prices and rates.

          We manage our interest rate risk by balancing our exposure between fixed and variable rates, while attempting to minimize our interest costs. Currently, our variable interest rate debt is approximately $320.1 million or 33.4% of long-term debt. This variable rate debt is low-cost, tax-exempt debt. We also manage our interest rate risk by retiring and issuing debt from time to time and by maintaining a balance of short-term, medium-term and long-term debt. A 10% increase in interest rates would have affected our variable rate debt obligations by increasing interest expense by approximately $0.1 million for the three months ended March 31, 2003 and $0.2 million for the three months ended March 31, 2002. A 10% reduction in interest rates would have increased the market value of our fixed-rate debt by approximately $34.0 million as of March 31, 2003. Such changes would not have had a significant near-term effect on our future earnings or cash flows.

Item 4.          Controls and Procedures.

          Within the 90 days prior to the date of this report, management (including our principal executive officer and principal financial officer) evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, Rules 13a-14(c) and 15-d-14(c)).  Management concluded that, as of the evaluation date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to management by others within those entities. In addition, there were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.      OTHER INFORMATION.

Item 6.          Exhibits and Reports on Form 8-K

a.	Exhibits:

	EXHIBIT 12.1 -	Calculation of Ratio of Earnings to Fixed Charges.

	EXHIBIT 99.1 -	Certification of Principal Executive and Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	We did not file any reports on Form 8-K in the first quarter.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant identified below has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUQUESNE LIGHT COMPANY

(Registrant)

Date May 15, 2003	/s/ STEVAN R. SCHOTT

(Signature) Stevan R. Schott Vice President and Controller (Duly Authorized Officer and Principal Financial and Accounting Officer)

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

          b)          evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

          c)          presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

          a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.           The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date: May 15, 2003

/s/ VICTOR A. ROQUE

Victor A. Roque, President (Principal Executive Officer)

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

          b)          evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

          c)          presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

          a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.           The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ STEVAN R. SCHOTT

Stevan R. Schott Vice President and Controller (Principal Financial Officer)