Form 10-Q
period 2003-06-30
DUQUESNE LIGHT CO
filed 2003-08-14
CIK 30573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

All 10 shares of Duquesne Light Company Common Stock outstanding as of July 31, 2003 are owned by DQE, Inc.

PART I.     FINANCIAL INFORMATION

Item 1.       Financial Statements.

Duquesne Light Condensed Consolidated Statements of Income (Unaudited)

(All amounts in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Operating Revenues:
Retail sales of electricity	$184.8	$226.7	$378.2	$470.9
Other	8.4	6.3	14.3	11.5

Total Operating Revenues	193.2	233.0	392.5	482.4

Operating Expenses:
Purchased power	93.3	104.0	189.7	202.9
Other operating and maintenance	30.1	31.3	59.5	56.8
Depreciation and amortization	19.3	44.9	40.8	119.2
Taxes other than income taxes	12.2	16.8	25.7	32.7
Income taxes	9.3	6.0	18.8	12.6

Total Operating Expenses	164.2	203.0	334.5	424.2

Operating Income	29.0	30.0	58.0	58.2
Other Income - Net	3.0	4.3	6.4	11.9

Income Before Interest and Other Charges	32.0	34.3	64.4	70.1
Interest Charges	12.6	16.1	25.2	31.0
Company Obligated Mandatorily Redeemable Preferred Securities Dividend Requirements	3.2	3.2	6.3	6.3

Net Income	16.2	15.0	32.9	32.8
Dividends on Preferred and Preference Stock	0.8	0.8	1.6	1.6

Earnings Available for Common Stock	$15.4	$14.2	$31.3	$31.2

See notes to condensed consolidated financial statements.

Duquesne Light Condensed Consolidated Balance Sheets (Unaudited)

	(Millions of Dollars)
ASSETS	June 30, 2003	December 31, 2002

Property, Plant and Equipment:
Property, plant and equipment	$2,043.5	$2,018.9
Less: Accumulated depreciation and amortization	(676.4)	(654.0)

Total Property, Plant and Equipment – Net	1,367.1	1,364.9

Long-Term Investments	22.7	23.7

Current Assets:
Investment in DQE Capital cash pool	330.4	345.9
Receivables – net	355.9	377.7
Other	37.1	25.5

Total Current Assets	723.4	749.1

Other Non-Current Assets:
Regulatory assets	279.5	280.3
Transition costs	13.4	24.1
Other	30.1	31.1

Total Other Non-Current Assets	323.0	335.5

Total Assets	$2,436.2	$2,473.2

CAPITALIZATION AND LIABILITIES

Capitalization:
Common Shareholder’s Equity:
Common stock (authorized - 90,000,000 shares, issued and outstanding - 10 shares)	$—	$—
Capital surplus	483.3	483.3
Retained earnings	45.7	41.4
Accumulated other comprehensive loss	(3.8)	(3.7)

Total Common Shareholders’ Equity	525.2	521.0

Company obligated mandatorily redeemable preferred securities (Note A)	150.0	150.0
Preferred and preference stock	69.8	69.8
Long-term debt	856.7	959.5

Total Capitalization	1,601.7	1,700.3

Current Liabilities:
Current debt maturities (Note D)	100.0	—
Accounts payable	90.2	88.6
Payable to affiliates	87.3	107.4
Other	56.1	65.4

Total Current Liabilities	333.6	261.4

Non-Current Liabilities:
Deferred income taxes – net	368.8	374.9
Warwick mine liability	28.4	30.0
Other	103.7	106.6

Total Non-Current Liabilities	500.9	511.5

Commitments and contingencies (Note F)

Total Liabilities and Capitalization	$2,436.2	$2,473.2

See notes to condensed consolidated financial statements.

Duquesne Light Condensed Consolidated Statements of Cash Flows (Unaudited)

	(Millions of Dollars)
	Six Months Ended June 30,
	2003	2002
Cash Flows from Operating Activities:
Operations	$82.3	$147.3
Investment in DQE Capital Cash Pool	15.5	(98.8)
Changes in working capital other than cash	(22.0)	22.1
Other	(6.6)	(5.9)

Net Cash Provided by Operating Activities	69.2	64.7

Cash Flows from Investing Activities:
Capital expenditures	(32.5)	(34.9)
Proceeds from disposition of investments	—	2.6
Other	1.0	(2.0)

Net Cash Used in Investing Activities	(31.5)	(34.3)

Cash Flows from Financing Activities:
Issuance of debt	—	300.0
Reduction of long-term obligations (Note D)	(2.8)	(293.0)
Commercial paper borrowings	—	35.0
Loan to DQE	—	(35.0)
Dividends on capital stock	(34.9)	(26.7)
Other	—	(10.7)

Net Cash Used in Financing Activities	(37.7)	(30.4)

Net increase in cash and temporary cash investments	—	—
Cash and temporary cash investments at beginning of period	—	—

Cash and Temporary Cash Investments at End of Period	$—	$—

See notes to condensed consolidated financial statements.

Duquesne Light Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	(Millions of Dollars)
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income	$16.2	$15.0	$32.9	$32.8
Other comprehensive income:
Unrealized holding gains (losses) arising during the year, net of tax of $1.5, $(3.8), $0 and $(2.5)	2.1	(5.4)	(0.1)	(3.6)

Comprehensive Income	$18.3	$9.6	$32.8	$29.2

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

         The interim financial information for the three and six month periods ended June 30, 2003, is unaudited and has been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim information. This information does not include all footnotes which would be required for complete annual financial statements in accordance with accounting principles generally accepted in the United States of America.

         These statements should be read with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC. The results of operations for the three and six month periods ended June 30, 2003, are not necessarily indicative of the results that may be expected for the full year.

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

         The 1,561,800 option grants made in December 2001 and December 2002 are performance-based option awards that become exercisable, subject to an 18-month vesting provision, only if the average of the DQE common stock price over 30 consecutive trading days exceeds certain target prices. We recognize compensation expense for these options when the performance criteria have been met, spreading the expense over the vesting period, as applicable.

         The following table illustrates the effect on reported income if we had applied the fair value recognition provisions of SFAS No. 123.

	(Millions of Dollars) Three Months Ended June 30,
	2003	2002
Reported net income	$16.2	$15.0
Add:
Stock-based compensation determined under the intrinsic value method for all option awards, net of tax	0.1	0.2
Deduct:
Stock-based compensation determined under the fair value method for all option awards, net of tax	(0.4)	(0.3)

Proforma net income	$15.9	$14.9

	(Millions of Dollars) Six Months Ended June 30,
	2003	2002
Reported net income	$32.9	$32.8
Add:
Stock-based compensation determined under the intrinsic value method for all option awards, net of tax	0.2	0.4
Deduct:
Stock-based compensation determined under the fair value method for all option awards, net of tax	(0.9)	(0.6)

Proforma net income	$32.2	$32.6

Recent Accounting Pronouncements

         On January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which had no impact on our financial position, results of operations or cash flows.

         In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which addresses the consolidation of variable interest entities (VIEs) by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise with the majority of the risks or rewards associated with the VIE. FIN 46 applies immediately to VIEs created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after January 31, 2003. For VIEs created earlier, the consolidation requirements apply in the first fiscal year or interim period beginning after June 15, 2003.

         Prior to January 31, 2003, we made a $1.5 million investment, as the general partner, in Duquesne Capital, L.P., a special-purpose limited partnership. Duquesne Capital has outstanding $150.0 million principal amount of 8.375% Monthly Income Preferred Securities, Series A (MIPS). Duquesne Capital applied the proceeds of the sale of the MIPS, together with other funds, to the purchase from Duquesne Light of $151.5 million principal amount of

Duquesne Light’s 8.375% Subordinated Deferrable Interest Debentures, Series A. Currently these securities ($150.0 million of MIPS) are shown as components of capitalization, other than debt, under the caption of company obligated mandatorily redeemable preferred securities.

         Upon adoption of FIN 46, Duquesne Capital will be considered a VIE. We will not be considered the primary beneficiary and, accordingly, effective July 1, 2003, we will cease consolidating this entity and report an investment of $1.5 million in an unconsolidated subsidiary and a note payable of $151.5 million to the subsidiary. The investment will be classified as a long-term investment and the note payable will be classified as debt on the condensed consolidated balance sheets.

         In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This standard requires that an issuer classify a financial instrument that falls within its scope as a liability, or as an asset in some circumstances. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not believe the adoption of SFAS No. 150 will have an impact on our financial position, results of operations or cash flows.

Reclassification

         The 2002 condensed consolidated financial statements have been reclassified to conform with the 2003 presentation.

B.          RATE MATTERS

Competitive Transition Charge

         Under Customer Choice, customers must choose to receive their electric energy from an alternative generation supplier or through our provider-of-last-resort (POLR) arrangements: POLR I, which applies so long as a rate class’ CTC is still being collected, and POLR II, which applies from full CTC collection for a rate class through December 31, 2004. Customers who select an alternative generation supplier pay for generation charges set competitively by that supplier, and pay us transmission and distribution charges and the CTC (unless the CTC has already been collected for a customer’s rate class).

         We have completed the CTC collection from most of our customers. As of June 30, 2003, the CTC balance has been fully collected for approximately 99% of customers, representing approximately 91% of the megawatt-hour (MWh) sales for the first six months of 2003. The transition costs, as reflected on the condensed consolidated balance sheets, are being amortized over the same period that the CTC revenues are being recognized. We are allowed to earn an 11.0% pre-tax return on the net of tax CTC balance.

Provider of Last Resort

         Orion Power Midwest (a subsidiary of Reliant Resources, Inc.) is our POLR supplier. POLR II permits us a margin per MWh supplied. This margin fluctuates based on the mix of rate classes and number of customers participating in POLR II. Except for this margin, POLR I and POLR II effectively transfer to Orion the financial risks and rewards associated with our POLR obligations. As of June 30, 2003, approximately 71% of our customers measured on a MWh basis received electricity through POLR I or POLR II. The number of POLR customers will fluctuate depending on market prices and the number of alternative generation suppliers in the retail supply business.

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

         On February 21, 2003, the customer petitioned the PUC to reconsider its ruling, which the PUC denied, leaving the original February 6, 2003 order in effect. The customer has appealed the ruling to the Commonwealth Court of Pennsylvania. A decision is not expected until the end of 2003. We started billing the customer the higher amount in March 2003 and have been receiving payment in full for these bills.

C.          RECEIVABLES

         The components of receivables for the periods indicated are as follows:

	(Millions of Dollars)
	June 30, 2003	December 31, 2002
Electric customers	$65.5	$80.4
Unbilled electric customers	31.2	31.9
Loan to DQE	250.0	250.0
Affiliate receivables	3.1	13.1
Other receivables	13.9	10.0
Less: Allowance for uncollectible accounts	(7.8)	(7.7)

Total Receivables	$355.9	$377.7

D.          DEBT

         In June 2003, our board authorized the redemption at par of $100 million principal amount of our 7 3/8% first mortgage bonds due 2038, with redemption to occur August 1, 2003. As a result, we classified $100 million of debt as current maturities on the condensed consolidated balance sheet as of June 30, 2003.

         In May 2003, we redeemed the $2.8 million outstanding balance of 5% Sinking Fund Debentures (due March 1, 2010) at a redemption price of 100.95% of the principal amount thereof.

         In September 2002, we converted approximately $98 million of variable rate debt to fixed rate with maturities in 2011 and 2013, resulting in a weighted average interest rate of 4.20%.

         In August 2002, we redeemed the following: (i) $10 million aggregate principal amount of 8.20% first mortgage bonds due 2022 at a redemption price of 104.51% of the principal amount thereof, and (ii) $100 million aggregate principal amount of 7 5/8% first mortgage bonds due 2023 at a redemption price of 103.9458% of the principal amount thereof.

         In April 2002, we issued $200 million of 6.7% first mortgage bonds due 2012, and $100 million of 6.7% first mortgage bonds due 2032. In each case we used the proceeds to call and refund existing debt, including debt scheduled to mature in 2003 and 2004.

         In January 2002, we issued $125 million of commercial paper and loaned the proceeds to DQE, who repaid $90 million during the first six months of 2002, and the remainder by the end of 2002.

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

         During the fourth quarter of 2002, we recorded a pre-tax restructuring charge of $3.7 million related to further consolidation and centralization of certain administrative functions. The 2002 restructuring charge primarily included severance costs for 14 executive, management, professional and administrative personnel, all of whom were terminated by March 31, 2003.

         The following table summarizes the restructuring activities for both the 2001 and 2002 restructuring plans for the six months ended June 30, 2003.

Restructuring Liability
	(Millions of Dollars)
	Employee Termination Benefits	Lease Costs	Total
Balance, December 31,2002	$4.9	$1.9	$6.8
Payments on 2001	(0.5)	(0.2)	(0.7)
Payments on 2002	(1.9)	—	(1.9)

Balance, June 30, 2003	$2.5	$1.7	$4.2

         The $4.2 million combined remaining restructuring liability as of June 30, 2003 is included in other liabilities on the condensed consolidated balance sheets. We believe that the remaining provision is adequate to complete the restructuring plan. We expect that the remaining restructuring liability will be paid on a monthly basis throughout 2006.

F.          COMMITMENTS AND CONTINGENCIES

Construction

         In the first two quarters of 2003, we spent approximately $32.5 million for electric utility construction.

Employees

         We are a party to a labor contract with the International Brotherhood of Electrical Workers, which represents 971 of our 1,336 employees. This contract expires September 30, 2003. Contract discussions with the union began in July 2003.

Pension Plans

         We have an obligation to contribute approximately $32.1 million to our pension plans over future years, resulting from the PUC-approved recovery of costs associated with our 1999 early retirement program.

Income Taxes

         We file as part of the DQE consolidated federal income tax return. These consolidated federal returns are under audit by the Internal Revenue Service (IRS) for the years 1995 through 1997. All years subsequent to 1997 are still open for review. Tax years through 1993 have been audited and the statute of limitations is closed for those years. The 1994 tax year was audited and the IRS assessed an additional $22 million in tax, penalties and interest. This adjustment was related to an investment in a structured lease transaction made by a DQE subsidiary that is unrelated to us. DQE has paid the deficiency and filed a protest with the appeals division of the IRS. This appeal remains unresolved.

         The IRS has indicated that it intends to make similar adjustments in the 1995 through 1997 audit period related to the structured lease investment referenced above and other like investments made in that audit period. If the IRS were to assert adjustments similar to the adjustments for 1994 for the periods 1995 through 2002, and the adjustments were sustained, the total additional tax would be approximately $175 million, exclusive of penalties and interest. In addition, a subsidiary of DQE has also invested in another type of structured lease between 1995 and 1997 for which the IRS has issued specific guidance in both 1999 and 2002 that opposes various deductions related to these transactions.

         In July 2003, DQE was accepted into the IRS Fast Track Settlement Program. This is a new program developed by the IRS to help accelerate resolution of disputes with taxpayers, generally within 120 days. Participation in the program is voluntary. If DQE is not satisfied with the results obtained through this program, it remains entitled to any and all appeal rights that would have otherwise been available.

         If DQE is unable to resolve their tax disputes within the time frame set forth above, it plans to deposit approximately $80 million with the IRS to help mitigate interest charges on the ultimate settlement of these issues. As of December 31, 2002 DQE had federal income tax credits and capital loss carryovers of $63.4 million and $32.8 million available to help offset any potential IRS assessment.

         The Pennsylvania Department of Revenue has audited our 1999 and 2000 state tax returns and assessed additional tax mostly in relation to an out of state subsidiary which they believe is taxable in Pennsylvania. Should the same assertion be applied to 2001 and 2002, the total exposure for the four-year period would be approximately $85 million (net of federal benefit) exclusive of penalties and interest. We do not agree with the State’s findings and have exercised our appeal rights concerning these matters.

         At this time it is not possible to predict to what extent the adjustments proposed for the periods from 1994 through 2002 by the various taxing bodies will be sustained. We do not believe that the ultimate resolution of our tax issues and DQE’s tax issues will have a material adverse effect on our financial position or results of operation. However, the resolution of these tax issues, depending on the extent and timing thereof, could have a material adverse effect on our cash flows for the periods in which they are paid.

G.             BUSINESS SEGMENTS AND RELATED INFORMATION

         We report the following business segments: (1) transmission and distribution of electricity (electricity delivery business segment), (2) supply of electricity (electricity supply business segment), and (3) collection of transition costs (CTC business segment).

Business Segments for the Three Months Ended:

	(Millions of Dollars)
	Electricity Delivery	Electricity Supply	CTC	Consolidated
June 30, 2003
Operating revenues	$80.7	$107.8	$4.7	$193.2
Operating expenses	41.1	103.5	0.3	144.9
Depreciation and amortization expense	15.1	—	4.2	19.3

Operating income	24.5	4.3	0.2	29.0
Other income - net	3.0	—	—	3.0
Interest and other charges	16.6	—	—	16.6

Earnings for common stock	$10.9	$4.3	$0.2	$15.4

Assets	$2,422.8	$—	$13.4	$2,436.2

Capital expenditures	$18.5	$—	$—	$18.5

Business Segments for the Three Months Ended:

	(Millions of Dollars)
	Electricity Delivery	Electricity Supply	CTC	Consolidated
June 30, 2002
Operating revenues	$85.5	$113.9	$33.6	$233.0
Operating expenses	45.2	111.0	1.9	158.1
Depreciation and amortization expense	14.0	—	30.9	44.9

Operating income	26.3	2.9	0.8	30.0
Other income - net	4.3	—	—	4.3
Interest and other charges	20.1	—	—	20.1

Earnings for common stock	$10.5	$2.9	$0.8	$14.2

Assets (a)	$2,449.1	$—	$24.1	$2,473.2

Capital expenditures	$21.0	$—	$—	$21.0

(a) Relates to assets as of December 31, 2002.

Business Segments for the Six Months Ended:

	(Millions of Dollars)
	Electricity Delivery	Electricity Supply	CTC	Consolidated
June 30, 2003
Operating revenues	$163.2	$217.6	$11.7	$392.5
Operating expenses	84.8	208.2	0.7	293.7
Depreciation and amortization expense	30.1	—	10.7	40.8

Operating income	48.3	9.4	0.3	58.0
Other income – net	6.4	—	—	6.4
Interest and other charges	33.1	—	—	33.1

Earnings for common stock	$21.6	$9.4	$0.3	$31.3

Capital expenditures	$32.5	$—	$—	$32.5

Business Segments for the Six Months Ended:

	(Millions of Dollars)
	Electricity Delivery	Electricity Supply	CTC	Consolidated
June 30, 2002
Operating revenues	$165.7	$218.1	$98.6	$482.4
Operating expenses	84.8	214.7	5.5	305.0
Depreciation and amortization expense	28.2	—	91.0	119.2

Operating income	52.7	3.4	2.1	58.2
Other income – net	11.9	—	—	11.9
Interest and other charges	38.9	—	—	38.9

Earnings for common stock	$25.7	$3.4	$2.1	$31.2

Capital expenditures	$34.9	$—	$—	$34.9

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

         Part I, Item 2 of this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission (SEC), and the condensed consolidated financial statements, which are set forth in Part I, Item 1 of this Report.

         Duquesne Light was formed in 1912 by the consolidation and merger of three constituent companies. We are engaged in the supply (through our provider-of-last-resort service (POLR)), transmission and distribution of electric energy. We have been a wholly owned subsidiary of DQE, Inc. since its formation in 1989.

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

•	Our earnings will be affected by the number of customers who choose to receive electric generation through POLR II (our current arrangement with Reliant), by final PUC approval of POLR III (our plan, currently under preparation, for POLR supply beginning in 2005) and by the continued performance of the generation supplier.
•	Demand for and pricing of electricity, changing market conditions and weather conditions could affect earnings levels.
•	DQE’s cash flows, earnings, earnings growth, and board policy, as well as the effectiveness of its divestiture of non-core businesses and assets, could affect our earnings, financial position and cash flows.
•	The ultimate structure of POLR III will be subject to PUC review and approval, and may depend on our ability to obtain a generation asset and/or our ability to contract with suitable third-party suppliers and the terms we negotiate with such suppliers.
•	Any debt reductions will depend on the availability of cash flows, including proceeds from the DQE divestiture of other subsidiaries’ assets.
•	The final resolution of proposed adjustments regarding income tax liabilities (which will depend on negotiations with the appropriate tax authorities) could affect financial position, earnings and cash flows.
•	The credit ratings we receive from the rating agencies could affect our cost of borrowing, our access to capital markets and liquidity.
•	Overall performance could be affected by economic, competitive, regulatory, governmental and technological factors affecting operations, markets, products, services and prices, as well as the factors discussed in our SEC filings made to date.

Recent Accounting Pronouncements
         See Note A for a discussion of recent accounting pronouncements.

Critical Accounting Policies
         As of June 30, 2003, there have been no significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the Year ended December 31, 2002. The policies disclosed included the accounting for: the effects of regulation, unbilled energy revenues, pension and other postretirement benefit plan assumptions, income taxes and contingent liabilities.

RESULTS OF OPERATIONS

Overall Performance

         Three months ended June 30, 2003. Our earnings available for common stock were $15.4 million in the second quarter of 2003, compared to $14.2 million in the second quarter of 2002, an increase of $1.2 million, or 8.5%. The increase is primarily the result of increased earnings in the energy supply segment as all of the significant rate classes were subject to POLR II in the second quarter of 2003. Only two significant rate classes were subject to POLR II in the second quarter of 2002. This was partially offset by a decrease in earnings from the CTC business segment as we completed collection of the CTC balance from additional customer rate classes.

         Six months ended June 30, 2003. Our earnings available for common stock were $31.3 million in the first six months of 2003, compared to earnings of $31.2 million in the first six months of 2002, an increase of $0.1 million, or 0.3%. The increase is primarily the result of increased earnings in the energy supply segment as all of the significant rate classes were subject to POLR II in the first six months of 2003. This was partially offset by a decrease in earnings from the electricity delivery business due to lower revenue and other income and from the CTC business segment as we completed collection of the CTC balance from additional customer rate classes.

Results of Operations by Business Segment

         We report the following business segments: (1) transmission and distribution of electricity (electricity delivery business segment), (2) supply of electricity (electricity supply business segment), and (3) collection of transition costs (CTC business segment).

         Note G shows the financial results of each principal business segment in tabular form. Following is a discussion of these results.

Electricity Delivery Business Segment.

         Three months ended June 30, 2003. The electricity delivery business segment reported $10.9 million of earnings in the second quarter of 2003, compared to $10.5 million in the second quarter of 2002, an increase of $0.4 million, or 3.8%, primarily as a result of lower operating expenses as well as lower interest and other charges during the second quarter of 2003. These decreased expenses were partially offset by a decrease in operating revenues and lower other income in the second quarter of 2003.

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

         Operating revenues decreased by $4.8 million, or 5.6%, compared to the second quarter of 2002. The decrease can be primarily attributed to the 6.2% decrease in MWh sales to customers from the second quarter of 2002, as described below.

         As compared to 2002, Pittsburgh’s warmer weather in April 2003 reduced heating demands, while the cooler weather in both May and June 2003 reduced air conditioning demands. These factors resulted in residential and commercial sales decreasing by 9.8% and 3.2%, compared to the second quarter of 2002. Industrial sales, which are less sensitive to the weather, decreased by 8.2% primarily due to lower sales to the durable goods manufacturing sector during the second quarter of 2003. Sales to this sector constitute approximately 75% of our industrial sales.

         The following table sets forth MWh delivered to electric utility customers.

	MWh Delivered
	(In Thousands)
Second Quarter	2003	2002	Change

Residential	781	866	(9.8)%
Commercial	1,555	1,606	(3.2)%
Industrial	774	843	(8.2)%

Sales to Electric Utility Customers	3,110	3,315	(6.2)%

         Operating expenses for the electricity delivery business segment consist primarily of costs to operate and maintain the transmission and distribution system; meter reading, billing and collection costs; customer service; administrative expenses; non-income taxes, such as gross receipts, property and payroll taxes; and income taxes. Operating expenses decreased by $4.1 million, or 9.1%, compared to the second quarter of 2002, due in part to the reversal of $2.5 million of accrued costs related to a billing dispute with a customer that we no longer believe will be incurred. During the second quarter of 2003, we incurred lower storm-related expenses as compared to the second quarter of 2002, due to severe storms in May 2002 that caused extensive damage to our system and caused us to incur significant overtime and vegetation management expenses in conjunction with the restoration of service. Overtime and vegetation management expenses were approximately $1.3 million higher in the second quarter of 2002. In addition, gross receipts tax expense in 2003 decreased as a result of the overall decreased retail revenue.
         Other income consists primarily of interest income from a loan receivable and our cash pool investment with DQE. Gains or losses resulting from the disposition of certain assets are also included here. Other income decreased $1.3 million, or 30.2%, compared to the second quarter of 2002, due primarily to a reduction in interest earnings resulting from lower affiliate loan balances and lower interest earnings on invested cash. Other income was also higher during the second quarter of 2002, due to a $0.3 million after-tax gain recognized on the sale of a building.
         Interest and other charges include interest on long-term debt, other interest and preferred stock dividends. Interest and other charges decreased $3.5 million, or 17.4%, compared to the second quarter of 2002 due to $110.0 million of debt retirements during August 2002, which reduced interest expense by $2.1 million, and to more favorable interest rates on the variable rate, tax-exempt debt in the second quarter of 2003.

         Six months ended June 30, 2003. The electricity delivery business segment reported $21.6 million of earnings in the first six months of 2003, compared to $25.7 million in the first six months of 2002, a decrease of $4.1 million, or 16.0%, primarily as a result of lower revenue and lower other income in 2003.
         Operating revenues decreased by $2.5 million, or 1.5%, compared to the first six months of 2002. The decrease can be primarily attributed to the 1.3% decrease in MWh sales to customers from the first six months of 2002, as described below.
         Sales to residential and commercial customers were only 0.1% higher than the first six months of 2002 as the effect of Pittsburgh’s colder winter weather in the first three months of 2003 was effectively offset by the cooler spring/summer weather in the second quarter of 2003. Industrial sales decreased by 5.3% as compared to the first six months of 2002 as a result of lower MWh sales to the durable goods manufacturing sector.
         The following table sets forth the MWh delivered to electric utility customers.

	MWh Delivered
	(In Thousands)
First Six Months	2003	2002	Change

Residential	1,760	1,758	0.1%
Commercial	3,121	3,119	0.1%
Industrial	1,575	1,663	(5.3)%

Sales to Electric Utility Customers	6,456	6,540	(1.3)%

         Other income decreased $5.5 million, or 46.2%, compared to the first six months of 2002, due primarily to a reduction in interest earnings of $4.3 million resulting from lower affiliate loan balances and lower interest earnings on invested cash. Other income was also higher during the first six months of 2002, due to a $1.1 million after-tax gain recognized from the sale of securities and a building.
         Interest and other charges decreased $5.8 million, or 14.9%, compared to the first six months of 2002 due to $110.0 million of debt retirements in August 2002, which reduced interest expense by $4.2 million, and to favorable interest rates on the variable rate, tax-exempt debt.

Electricity Supply Business Segment.

         Three months ended June 30, 2003. The electricity supply business segment reported earnings of $4.3 million in the second quarter of 2003 compared with earnings of $2.9 million in the second quarter of 2002, an increase of $1.4 million, or 48.3%. During the first quarter of 2002, we began operating under POLR II, which extends the provider of last resort service (and the PUC-approved rates for the supply of electricity) beyond the final CTC collection through December 31, 2004. POLR II also permits us, following CTC collection for each rate class, a margin per MWh supplied. Earnings increased because all significant rate classes were subject to the POLR II arrangement during the second quarter of 2003. Only two significant rate classes were subject to the POLR II arrangement during the second quarter of 2002. Prior to the start of the POLR II arrangement, our initial POLR arrangement (POLR I) was designed to be income neutral.
         Operating revenues for this business segment are derived primarily from the supply of electricity for delivery to retail customers and, to a much lesser extent, the supply of electricity to wholesale customers. Retail energy requirements fluctuate as the number of customers participating in customer choice changes. Energy requirements for residential and commercial customers are also influenced by weather conditions; temperature extremes lead to increased customer use of electricity for cooling and heating. Commercial energy requirements are also affected by regional development. Energy requirements of industrial customers are primarily influenced by national and global economic conditions.
         Short-term sales to other utilities are made at market rates. Fluctuations result primarily from excess daily energy deliveries to our electricity delivery system.
         Operating revenues decreased $6.1 million, or 5.4%, compared to the second quarter of 2002 due to the 13.4% decline in the POLR MWh. The POLR decline resulted from unfavorable weather conditions in the Pittsburgh area and from a higher percentage of the total MWh sales being supplied by alterative generation suppliers during the second quarter of 2003. These factors more than offset the higher average generation rates that existed during the second quarter of 2003. The average generation rates increase as rate classes become subject to the POLR II arrangement.

         The following table sets forth MWh supplied for POLR customers.

	MWh Supplied
	(In Thousands)
Second Quarter	2003
	POLR I	POLR II	Total

Residential	—	558	558
Commercial	66	979	1,045
Industrial	394	228	622

MWh Supplied	460	1,765	2,225

POLR Share (MWh basis)			72%

	MWh Supplied
	(In Thousands)
Second Quarter	2002
	POLR I	POLR II	Total

Residential	59	530	589
Commercial	813	387	1,200
Industrial	727	54	781

MWh Supplied	1,599	971	2,570

POLR Share (MWh basis)			78%

         Operating expenses for the electricity supply business segment consist of costs to obtain energy for our POLR service, gross receipts tax and income taxes. Operating expenses decreased $7.5 million, or 6.8%, compared to the second quarter of 2002, due to the decrease in purchased power expense caused by the decline in the total MWh supplied to customers, for the reasons outlined above.

         Six months ended June 30, 2003. The electricity supply business segment reported earnings of $9.4 million in the first six months of 2003, compared to earnings of $3.4 million in the first six months of 2002, an increase of $6.0 million. During the first quarter of 2002, we began operating under the POLR II arrangement.

         Operating revenues decreased $0.5 million, or 0.2%, compared to the first six months of 2002 due to the 8.1% decline in total MWh supplied from the first six months of 2002, which more than offset the higher average generation rates that existed during the first six months of 2003.

         The following tables sets forth the MWh supplied for POLR customers.

	MWh Supplied
	(In Thousands)
First Six Months	2003
	POLR I	POLR II	Total

Residential	57	1,225	1,282
Commercial	174	1,954	2,128
Industrial	821	454	1,275

MWh Supplied	1,052	3,633	4,685

POLR Share (MWh basis)			73%

	MWh Supplied
	(In Thousands)
First Six Months	2002
	POLR I	POLR II	Total

Residential	550	682	1,232
Commercial	1,946	388	2,334
Industrial	1,475	55	1,530

MWh Supplied	3,971	1,125	5,096

POLR Share (MWh basis)			78%

         Operating expenses decreased $6.5 million, or 3.0%, compared to the first six months of 2002, due to the decrease in purchased power expense caused by the decline in the total MWh supplied to customers, for the reasons outlined above.

CTC Business Segment.

         Three months ended June 30, 2003. For the CTC business segment, operating revenues are derived by billing electric delivery customers for generation-related transition costs. We are allowed to earn an 11% pre-tax return on the net of tax CTC balance. As revenues are billed to customers on a monthly basis, we amortize the CTC balance. The resulting decrease in the CTC balance causes a decline in the return we earn.

         In the second quarter of 2003, the CTC business segment reported earnings of $0.2 million compared to $0.8 million during the second quarter of 2002, a decrease of $0.6 million or 75.0%.

         Operating revenues decreased $28.9 million, or 86.0%, due to the full collection of the allocated CTC balance as of June 30, 2003 for over 99% of our customers, whose usage represents 91% of the MWh sales for the second quarter of 2003.

         Operating expenses consist of gross receipts tax, which fluctuates in direct relation to operating revenues, and income taxes, which fluctuate in direct relation to pre-tax income. Operating expenses decreased $1.6 million or 84.2% compared to the second quarter of 2002 due to the decrease in operating revenues and pre-tax income.

         Depreciation and amortization expense consists of the amortization of transition costs. There was a decrease of $26.7 million, or 86.4%, compared to the second quarter of 2002, primarily due to the full collection of the allocated CTC balance for most customers, as described above.

         Six months ended June 30, 2003.  In the first six months of 2003, the CTC business segment reported earnings of $0.3 million compared to $2.1 million during the first six months of 2002, a decrease of $1.8 million, or 85.7%.

         Operating revenues decreased $86.9 million, or 88.1%, due to the full collection of the allocated CTC balance as of June 30, 2003 for over 99% of our customers, whose usage represents 91% of the MWh sales for the first six months of 2003.

         Operating expenses decreased $4.8 million, or 87.3%, compared to the first six months of 2002 due to the decrease in operating revenue and pre-tax income.

         Depreciation and amortization expense decreased $80.3 million, or 88.2%, compared to the first six months of 2002, primarily due to the full collection of the allocated CTC balance for most customers, as described above.

LIQUIDITY AND CAPITAL RESOURCES

Capital Expenditures

         In the first six months of 2003, we spent approximately $32.5 million for electric utility construction. We estimate that during 2003 we will spend approximately $70 million for electric utility construction.

Financing

         In August 2003, we redeemed at par $100 million principal amount of our 7 3/8% first mortgage bonds due 2038.

         In May 2003, we redeemed the $2.8 million outstanding balance of our 5% Sinking Fund Debentures (due March 1, 2010) at a redemption price of 100.95% of the principal amount thereof.

         In September 2002, we converted approximately $98 million of variable rate debt to fixed rate with maturities in 2011 and 2013, resulting in a weighted average interest rate of 4.20%.

         In August 2002, we redeemed the following: (i) $10 million aggregate principal amount of 8.20% first mortgage bonds due 2022 at a redemption price of 104.51% of the principal amount thereof, and (ii) $100 million aggregate principal amount of 7 5/8% first mortgage bonds due 2023 at a redemption price of 103.9458% of the principal amount thereof.

         In April 2002, we issued $200 million of 6.7% first mortgage bonds due 2012, and $100 million of 6.7% first mortgage bonds due 2032. In each case we used the proceeds to call and refund existing debt, including debt scheduled to mature in 2003 and 2004.

         In January 2002, we issued $125 million of commercial paper and loaned the proceeds to DQE, who repaid $90 million during the first six months of 2002, and the remainder by the end of 2002.

Liquidity

         We maintain a $150 million, 364-day revolving credit agreement, which expires in October 2003. At June 30, 2003, no borrowings were outstanding; however, we had $8.9 million in standby letters of credit, leaving $141.1 million available.

         Decreases in our credit ratings could result in an inverse change in the fees and interest rates charged under the facilities. The revolving credit agreement is subject to cross-default if we default on any payment due under any indebtedness exceeding $50 million.

         Under our credit facility, we are required to maintain a maximum debt-to-capitalization ratio of 65.0%. At June 30, 2003, we were in compliance with this covenant.

         None of our long-term debt is scheduled to mature before 2008.

         In the first quarter of 2003, Standard & Poor’s reduced our short-term corporate credit and commercial paper ratings by one level, thereby restricting our access to the commercial paper market. This ratings downgrade does not limit our ability to access our revolving credit facility; it could, however, impact the cost of maintaining the credit facility and the cost of any new debt. This rating is not a recommendation to buy, sell or hold any securities of DQE, Duquesne Light or our affiliates, may be subject to revisions or withdrawal by the agencies at any time, and should be evaluated independently of each other and any other rating that may be assigned to our securities.

         During the first six months of 2003, we had no bank loans or commercial paper borrowings outstanding.

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

         We have completed the CTC collection from most of our customers. As of June 30, 2003, the CTC balance has been fully collected for approximately 99% of customers, representing approximately 91% of the MWh sales for the first six months of 2003. The transition costs, as reflected on the condensed consolidated balance sheets, are being amortized over the same period that the CTC revenues are being recognized. We are allowed to earn an 11.0% pre-tax return on the net of tax CTC balance.

Provider of Last Resort

         Orion Power Midwest (a subsidiary of Reliant Resources, Inc.) is our supplier under POLR I and POLR II. As discussed in “Results of Operations” above, POLR II extends through December 31, 2004 and permits us a margin per MWh supplied. This margin fluctuates based on the mix of rate classes and number of customers participating in POLR II. Except for this margin, POLR I and POLR II effectively transfer to Orion the financial risks and rewards associated with our provider of last resort obligations. As of June 30, 2003, approximately 71% of our customers measured on a MWh basis received electricity through POLR I or POLR II. The number of POLR customers will fluctuate depending on market prices and the number of alternative generation suppliers in the retail supply business.

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

         We are preparing POLR III, a rate plan and related generation supply plan intended to cover the period beginning in 2005. For our larger commercial and industrial customers (fewer than 1,000 customers but approximately 50% of the electricity consumption), we will be proposing an initial 17-month pilot program that gives customers three basic supply options:

•	a fixed price default service for the period based upon the results of a competitive wholesale auction;

•	an hourly price service that passes through real-time spot market electricity prices; and

•	an electric generation service offered by a competitive supplier in our service area.

         For the first and second options, we would include in the price a $5 per MWh margin designed to recover associated costs and to encourage retail competition. Following this pilot program, we envision a similar annual process.

         For residential and small business customers, we plan to propose a fixed-price POLR service for the years 2005 through 2010. We expect rates to be comparable to current price levels, as adjusted to reflect additional costs relating to our anticipated membership in the PJM RTO (discussed below). As we explore supply options to meet the needs of these small customers, we are focusing on a portfolio strategy rather than a full requirements contract as under POLR II. Under such a strategy, we would assemble blocks of traditional wholesale contracts with multiple suppliers, thus diversifying credit risk and increasing long-term flexibility. In addition, if the potential for acquiring a small generating asset at an attractive price presents itself, it may help to diversify risk under this portfolio strategy.

         We are confident that with 17 months remaining until the implementation date, an attractive supply strategy will be formulated and approved – one that will provide an expanded margin as well as adequate credit protection measures. We plan to file the POLR III plan with the PUC by the end of October

2003. We would expect the regulatory approval process to last approximately six months.

Regional Transmission Organization

         FERC Order No. 2000, as amended, calls on transmission-owning utilities such as Duquesne Light to join regional transmission organizations (RTOs) by September 2004. We are committed to ensuring a stable, plentiful supply of electricity for our customers. Toward that end, we anticipate joining the Pennsylvania-New Jersey-Maryland (PJM) RTO as part of our pending POLR III proposal.

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

         On February 21, 2003, the customer petitioned the PUC to reconsider its ruling, which the PUC denied, leaving the original February 6, 2003 order in effect. The customer has appealed the ruling to the Commonwealth Court of Pennsylvania. A decision is not expected until the end of 2003. We started billing the customer the higher amount in March 2003 and have been receiving payment in full for these bills.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

         Market risk represents the risk of financial loss that may impact our consolidated financial position, results of operations or cash flows due to adverse changes in market prices and rates.

         We manage our interest rate risk by balancing our exposure between fixed and variable rates, while attempting to minimize our interest costs. Currently, our variable interest rate debt is approximately $320.1 million or 37.4% of long-term debt. This variable rate debt is low-cost, tax-exempt debt. We also manage our interest rate risk by retiring and issuing debt from time to time and by maintaining a balance of short-term, medium-term and long-term debt. A 10% increase in interest rates would have affected our variable rate debt obligations by increasing interest expense by approximately $0.3 million for the six months ended June 30, 2003 and $0.3 million for the three months ended June 30, 2002. A 10% reduction in interest rates would have increased the market value of our fixed-rate debt by approximately $36.7 million as of June 30, 2003. Such changes would not have had a significant near-term effect on our future earnings or cash flows.

Item 4.     Controls and Procedures.

         Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report and the Chief Executive Officer and the Chief Financial Officer have concluded that these controls and other procedures are effective to provide reasonable assurance that the information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

         There has been no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.      OTHER INFORMATION.

Item 6.          Exhibits and Reports on Form 8-K.

a.	Exhibits:

EXHIBIT 12.1 - Calculation of Ratio of Earnings to Fixed Charges.

EXHIBIT 31.1 - CEO Certification Pursuant to Section 302 of the Sarbanes- Oxley Act.

EXHIBIT 31.2 - CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act.

EXHIBIT 32.1 - Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act.

b.	We did not file any reports on Form 8-K in the second quarter.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant identified below has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUQUESNE LIGHT COMPANY

(Registrant)

Date	August 14, 2003	/s/ STEVAN R. SCHOTT

(Signature)
Stevan R. Schott Senior Vice President and Chief Financial Officer (Duly Authorized Officer)

Date	August 14, 2003	/s/ SUSAN S. MULLINS

(Signature) Susan S. Mullins Controller (Principal Accounting Officer)