Form 10-Q
period 2003-09-30
DUQUESNE LIGHT CO
filed 2003-11-14
CIK 30573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

All 10 shares of Duquesne Light Company Common Stock outstanding as of October 31, 2003 are owned by Duquesne Light Holdings, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Statements of Income (Unaudited)

(All amounts in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Operating Revenues:
Retail sales of electricity	$213.7	$248.7	$591.9	$719.6
Other	4.9	5.9	19.2	17.4

Total Operating Revenues	218.6	254.6	611.1	737.0

Operating Expenses:
Purchased power	109.1	124.3	298.8	327.2
Other operating and maintenance	28.1	28.0	87.6	84.8
Depreciation and amortization	18.2	28.1	59.0	147.3
Taxes other than income taxes	13.9	16.3	39.6	49.0
Income taxes	14.5	17.4	33.3	31.3

Total Operating Expenses	183.8	214.1	518.3	639.6

Operating Income	34.8	40.5	92.8	97.4
Other Income—Net	3.7	3.8	10.1	17.0
Interest and Other Charges	14.3	12.9	39.5	43.9
Company Obligated Mandatorily Redeemable Preferred Securities Dividend Requirements (Note A)	—	3.1	6.3	9.4

Net Income	24.2	28.3	57.1	61.1
Dividends on Preferred and Preference Stock	0.9	0.9	2.5	2.5

Earnings Available for Common Stock	$23.3	$27.4	$54.6	$58.6

See notes to condensed consolidated financial statements.

Condensed Consolidated Balance Sheets (Unaudited)

	(Millions of Dollars)
	September 30, 2003	December 31, 2002
ASSETS
Property, Plant and Equipment:
Property, plant and equipment	$2,057.3	$2,018.9
Less: Accumulated depreciation and amortization	(683.2)	(654.0)

Total Property, Plant and Equipment — Net	1,374.1	1,364.9

Long-Term Investments	22.3	23.7

Current Assets:
Investment in DQE Capital cash pool	200.0	345.9
Receivables — net	359.0	377.7
Other	23.5	25.5

Total Current Assets	582.5	749.1

Other Non-Current Assets:
Regulatory assets	278.9	280.3
Transition costs	10.4	24.1
Other	35.9	31.1

Total Other Non-Current Assets	325.2	335.5

Total Assets	$2,304.1	$2,473.2

CAPITALIZATION AND LIABILITIES
Capitalization:
Common Shareholder’s Equity:
Common stock (authorized-90,000,000 shares, issued and outstanding-10 shares)	$—	$—
Capital surplus (Note A)	488.7	483.3
Retained earnings	51.0	41.4
Accumulated other comprehensive loss	(3.5)	(3.7)

Total Common Shareholders’ Equity	536.2	521.0

Company obligated mandatorily redeemable preferred securities (Note A)	—	150.0
Preferred and preference stock	69.3	69.8
Long-term debt	1,006.7	959.5

Total Capitalization	1,612.2	1,700.3

Current Liabilities:
Accounts payable	96.8	88.6
Payable to affiliates	36.3	107.4
Other	57.8	65.4

Total Current Liabilities	190.9	261.4

Non-Current Liabilities:
Deferred income taxes — net	372.0	374.9
Warwick mine liability	27.1	30.0
Other	101.9	106.6

Total Non-Current Liabilities	501.0	511.5

Commitments and contingencies (Note F)
Total Liabilities and Capitalization	$2,304.1	$2,473.2

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	(Millions of Dollars)
	Nine Months Ended September 30,
	2003	2002
Cash Flows from Operating Activities:
Operations	$126.3	$190.4
Investment in DQE Capital Cash Pool	145.9	(20.4)
Changes in working capital other than cash	(57.0)	51.6
Other	(6.9)	(5.5)

Net Cash Provided by Operating Activities	208.3	216.1

Cash Flows from Investing Activities:
Capital expenditures	(53.0)	(51.3)
Other	1.8	(0.6)

Net Cash Used in Investing Activities	(51.2)	(51.9)

Cash Flows from Financing Activities:
Reduction of long-term obligations (Note D)	(102.8)	(403.0)
Issuance of debt	—	300.0
Dividends on capital stock	(53.9)	(44.7)
Other	(0.4)	(16.5)

Net Cash Used in Financing Activities	(157.1)	(164.2)

Net increase in cash and temporary cash investments	—	—
Cash and temporary cash investments at beginning of period	—	—

Cash and Temporary Cash Investments at End of Period	$—	$—

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	(Millions of Dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$24.2	$28.3	$57.1	$61.1
Other comprehensive income:
Unrealized holding gains (losses) arising during the year, net of tax of $0.2, $0.5, $0.1 and $(2.0)	0.3	0.7	0.2	(2.9)

Comprehensive Income	$24.5	$29.0	$57.3	$58.2

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

A.	CONSOLIDATION AND Accounting Policies

Consolidation

Duquesne Light Company is a wholly owned subsidiary of Duquesne Light Holdings, Inc. (formerly DQE, Inc.). We are engaged in the supply (through our provider-of-last-resort service (POLR)), transmission and distribution of electric energy.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions with respect to values and conditions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period also may be affected by the estimates and assumptions we are required to make. We evaluate these estimates on an ongoing basis, using historical experience and other methods we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates.

The interim financial information for the three and nine month periods ended September 30, 2003, is unaudited and has been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim information. This information does not include all notes that would be required for complete annual financial statements in accordance with accounting principles generally accepted in the United States of America.

These statements should be read with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC. The results of operations for the three and nine month periods ended September 30, 2003, are not necessarily indicative of the results that may be expected for the full year.

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

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This standard requires that an issuer classify a financial instrument that falls within its scope as a liability, or as an asset in some circumstances. We adopted this standard effective July 1, 2003, and accordingly began classifying Duquesne Capital L.P.’s 8.375% Monthly Income Preferred Securities, Series A (MIPS) as liabilities.

The MIPS fall within the scope of SFAS No. 150 due to the mandatory conversion feature embodied in this instrument and the fact that the monetary value of the obligation is based solely on a fixed monetary amount that is known at inception. Previously, the MIPS, with a recorded value of $150.0 million as of September 30, 2003, were shown as components of capitalization on the condensed consolidated balance sheets. Upon adoption of this standard, the MIPS are now classified as long-term debt. There were $5.4 million in costs associated with the issuance of the MIPS that were previously recorded as a reduction of the equity proceeds. Upon adoption of SFAS No. 150, these costs must now be treated as debt issuance costs, and effective July 1, 2003, they are classified as other non-current assets on the condensed consolidated balance sheets. These costs must be amortized over the life of the MIPS. The effect on the statement of income as a result of the adoption of SFAS No. 150 was not material.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which addresses the consolidation of variable interest entities (VIEs) by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise with the majority of the risks or rewards associated with the VIE. FIN 46 applies immediately to VIEs created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after January 31, 2003. For VIEs created earlier, the consolidation requirements apply in the first fiscal year or interim period ending after December 15, 2003. We do not believe the adoption of Fin 46 will have a material impact on our consolidated financial position, earnings or cash flows.

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” which provides alternative methods of transition for companies that voluntarily adopt the fair-value-based method of accounting for stock-based employee compensation. This standard also amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” by requiring prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and prescribing a specific tabular format to show the effect of the method used on reported results.

We continue to account for our stock-based employee compensation using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.

Prior to December 2001, no compensation expense was recorded on certain option grants because the option terms were fixed and the exercise price equaled the market price of the Holdings common stock on the date of grant. However, some option grants have stock appreciation rights (SARs) and/or dividend equivalent accounts (DEAs) attached to the option. We recognize compensation expense for the SARs and DEAs, as appropriate. Compensation expense for the SARs is based upon the quoted market price of Holdings common stock at month end.

The 1,561,800 option grants made in December 2001 and December 2002 are performance-based option awards that become exercisable, subject to an 18-month vesting provision, only if the average of the Holdings common stock price over 30 consecutive trading days exceeds certain target prices. We recognize compensation expense for these options when the performance criteria have been met, spreading the expense over the vesting period, as applicable.

The following table illustrates the effect on reported income if we had applied the fair value recognition provisions of SFAS No. 123.

	(Millions of Dollars)
	Three Months Ended September 30,
	2003	2002
Reported net income	$24.2	$28.3
Add:
Stock-based compensation determined under the intrinsic value method for all option awards, net of tax	—	0.1
Deduct:
Stock-based compensation determined under the fair value method for all option awards, net of tax	(0.2)	(0.3)

Proforma net income	$24.0	$28.1

	(Millions of Dollars)
	Nine Months Ended September 30,
	2003	2002
Reported net income	$57.1	$61.1
Add:
Stock-based compensation determined under the intrinsic value method for all option awards, net of tax	0.2	0.5
Deduct:
Stock-based compensation determined under the fair value method for all option awards, net of tax	(1.1)	(0.9)

Proforma net income	$56.2	$60.7

B.	RATE MATTERS

Competitive Transition Charge

Under the Customer Choice Act, customers must choose to receive their electric energy from an alternative generation supplier or through our POLR arrangements: POLR I, which applies so long as a rate class’ CTC is still being collected, and POLR II, which applies from full CTC collection for a rate class through December 31, 2004. Customers who select an alternative generation supplier pay for generation charges set competitively by that supplier, and pay us transmission and distribution charges and any CTC that has not already been collected for a customer’s rate class.

We have completed the CTC collection from most of our customers. As of September 30, 2003, the CTC balance has been fully collected for approximately 99.9% of customers, representing approximately 92% of the megawatt-hour (MWh) sales for the first nine months of 2003. The transition costs, as reflected on the condensed consolidated balance sheets, are being amortized over the same period that the CTC revenues are being recognized. We are allowed to earn an 11.0% pre-tax return on the net of tax CTC balance.

Provider of Last Resort

Orion Power Midwest (a subsidiary of Reliant Resources, Inc.) is our POLR I and II supplier. POLR II permits us a margin per MWh supplied. This margin fluctuates based on the mix of rate classes and number of customers participating in POLR II. Except for this margin, POLR I and II effectively transfer to Orion the financial risks and rewards associated with our POLR obligations. As of September 30, 2003, approximately 71.1% of our customers measured on a MWh basis received electricity through POLR I or II. The number of POLR customers will fluctuate depending on market prices and the number of alternative generation suppliers in the retail supply business.

There are certain safeguards in POLR I and II designed to mitigate losses in the event that Orion defaults on its performance under the arrangement. Contractually, we have various credit enhancements to address market exposure if Orion failed to deliver the required POLR supply. As of September 30, 2003, we hold an irrevocable $7 million letter of credit that can be increased based on Orion’s investment ratings and net worth. We also remit the POLR customer payments 35 days after billing the customer. We have the right not to remit these payments in the event of an Orion default.

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

C.	RECEIVABLES

The components of receivables for the periods indicated are as follows:

	(Millions of Dollars)
	September 30,	December 31,
	2003	2002
Electric customers	$73.6	$80.4
Unbilled electric customers	26.5	31.9
Loan to DQE	250.0	250.0
Affiliate receivables	3.3	13.1
Other receivables	12.3	10.0
Less: Allowance for uncollectible accounts	(6.7)	(7.7)

Total Receivables	$359.0	$377.7

D.	DEBT

Due to the adoption of SFAS No. 150 on July 1, 2003, the $150 million of MIPS are now classified as long-term debt. (See Note A.)

In August 2003, we redeemed at par $100 million principal amount of our 7 3/8% first mortgage bonds due 2038.

In May 2003, we redeemed the $2.8 million outstanding balance of 5% Sinking Fund Debentures (due March 1, 2010) at a redemption price of 100.95% of the principal amount thereof.

In September 2002, we converted approximately $98 million of variable rate, tax exempt debt to fixed rate with maturities in 2011 and 2013, resulting in a weighted average interest rate of 4.20%.

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

In January 2002, we issued $125 million of commercial paper and loaned the proceeds to Holdings, who repaid the entire amount during the first nine months of 2002.

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

During the fourth quarter of 2002, we recorded a pre-tax restructuring charge of $3.7 million related to further consolidation and centralization of certain administrative functions. The 2002 restructuring charge primarily included severance costs for 14 executive, management, professional and administrative personnel.

The following table summarizes the restructuring activities for both the 2001 and 2002 restructuring plans for the nine months ended September 30, 2003.

Restructuring Liability
	(Millions of Dollars)
	Employee Termination Benefits	Lease Costs	Total
Balance, December 31, 2002	$4.9	$1.9	$6.8
Payments on 2001	(0.6)	(0.2)	(0.8)
Payments on 2002	(2.0)	—	(2.0)

Balance, September 30, 2003	$2.3	$1.7	$4.0

The $4.0 million combined remaining restructuring liability as of September 30, 2003 is included in other liabilities on the condensed consolidated balance sheets. We believe that the remaining provision is adequate to complete the restructuring plan. We expect that the remaining restructuring liability will be paid on a monthly basis through 2006.

F.	COMMITMENTS AND CONTINGENCIES

Construction

In the first nine months of 2003, we spent $53 million for electric utility construction.

Employees

We are a party to a labor contract with the International Brotherhood of Electrical Workers, which represents 968 of our 1,335 employees. This contract was recently renegotiated, and expires in September 2006.

Pension Plans

We have an obligation to contribute approximately $32.1 million to our pension plans over future years, resulting from the PUC-approved recovery of costs associated with our 1999 early retirement program.

Income Taxes

We file as part of the Holdings consolidated federal income tax return. These consolidated federal returns are under audit by the Internal Revenue Service (IRS) for the years 1995 through 1997. All years subsequent to 1997 are still open for review. Tax years through 1993 have been audited and the statute of limitations is closed for those years. The 1994 tax year was audited and the IRS assessed an additional $22 million in tax, penalties and interest. This adjustment was related to an investment in a structured lease transaction made by a Holdings subsidiary that is unrelated to us. Holdings has paid the deficiency and filed a protest with the appeals division of the IRS. This appeal remains unresolved.

The IRS has indicated that it intends to make similar adjustments in the 1995 through 1997 audit period related to the structured lease investment referenced above and other like investments made in that audit period. If the IRS were to assert adjustments similar to the adjustments for 1994 for the periods 1995 through 2002, and the adjustments were sustained, the total additional tax would be approximately $175 million, exclusive of penalties and interest. In addition, a subsidiary of Holdings has also invested in another type of structured lease between 1995 and 1997 for which the IRS has issued specific guidance in both 1999 and 2002 that opposes various deductions related to these transactions.

In July 2003, Holdings was accepted into the IRS Fast Track Settlement Program, which was developed by the IRS to help accelerate resolution of disputes with taxpayers, generally within 120 days. Participation in the program is voluntary. If Holdings is not satisfied with the results obtained through this program, it remains entitled to any and all appeal rights that would have otherwise been available. Fast Track discussions began on October 29, 2003. The tax years 1994 through 1997 were included in the discussions. Holdings’ goal has been to resolve the tax deductions for the disputed transactions in which investments were made between 1994 and 1997, as well as to obtain definite treatment for the disputed transactions in future years, where applicable.

Although a definitive agreement with the IRS has not yet been reached, discussions to date have been constructive and Holdings continues to work toward a resolution of all outstanding issues. Holdings anticipates a definitive conclusion to this process later in the fourth quarter.

If Holdings is unable to resolve their tax disputes within the time frame set forth above, it plans to deposit approximately $80 million with the IRS to help mitigate interest charges on the ultimate settlement of these issues. As of December 31, 2002 Holdings had federal income tax credits and capital loss carryovers of $63.4 million and $32.8 million available to help offset any potential IRS assessment.

The Pennsylvania Department of Revenue has audited our 1999 and 2000 state tax returns and assessed additional tax mostly in relation to an out-of-state subsidiary which they believe is taxable in Pennsylvania. The tax year 2001 is currently under audit. Should the same assertion be applied to 2001 and 2002, the total exposure for the four-year period would be approximately $85 million (net of federal benefit), exclusive of penalties and interest. We do not agree with the State’s findings and have exercised our appeal rights concerning these matters. The appeal filed for the 1999 tax year with the Board of Finance and Revenue has been denied. An appeal will be filed with the Pennsylvania Commonwealth Court by November 16, 2003 contesting this decision. The assessment for the 2000 tax year is currently awaiting decision from the Board of Finance and Revenue. Ultimately, we would expect all years involved to be appealed to and decided at the Pennsylvania Commonwealth Court.

We do not know to what extent the adjustments proposed for the periods from 1994 through 2002 by the various taxing bodies will be sustained. We do not believe that the ultimate resolution of our tax issues and Holdings’ tax issues will have a material adverse effect on our financial position or results of operation. However, the resolution of these tax issues, depending on the extent and timing thereof, could have a material adverse effect on our cash flows for the periods in which they are paid.

G.	SUBSEQUENT EVENT

On October 24, 2003, Duquesne Power, LP, a newly formed subsidiary, announced the signing of a definitive agreement to purchase WPS Resources Corporation’s Sunbury generation station for approximately $120 million, which includes inventories and other items. A nonrefundable deposit of $2.7 million was made upon signing the purchase agreement. Closing on the transaction is conditioned on PUC approval of our post-2004 POLR plan, currently anticipated to occur in the summer of 2004, as well as other related regulatory approvals.

H.	BUSINESS SEGMENTS AND RELATED INFORMATION

We report the following business segments: (1) transmission and distribution of electricity (electricity delivery business segment), (2) supply of electricity (electricity supply business segment), and (3) collection of transition costs (CTC business segment).

Business Segments for the Three Months Ended:

	(Millions of Dollars)
	Electricity Delivery	Electricity Supply	CTC	Consolidated
September 30, 2003
Operating revenues	$91.9	$123.3	$3.4	$218.6
Operating expenses	47.4	118.0	0.2	165.6
Depreciation and amortization expense	15.2	—	3.0	18.2

Operating income	29.3	5.3	0.2	34.8
Other income – net	3.7	—	—	3.7
Interest and other charges	15.2	—	—	15.2

Earnings available for common stock	$17.8	$5.3	$0.2	$23.3

Assets	$2,293.7	$—	$10.4	$2,304.1

Capital expenditures	$20.5	$—	$—	$20.5

Business Segments for the Three Months Ended:

	(Millions of Dollars)
	Electricity Delivery	Electricity Supply	CTC	Consolidated
September 30, 2002
Operating revenues	$99.4	$139.9	$15.3	$254.6
Operating expenses	50.9	134.2	0.9	186.0
Depreciation and amortization expense	14.1	—	14.0	28.1

Operating income	34.4	5.7	0.4	40.5
Other income – net	3.8	—	—	3.8
Interest and other charges	16.9	—	—	16.9

Earnings available for common stock	$21.3	$5.7	$0.4	$27.4

Assets (a)	$2,449.1	$—	$24.1	$2,473.2

Capital expenditures	$16.4	$—	$—	$16.4

(a)	Relates to assets as of December 31, 2002.

Business Segments for the Nine Months Ended:

	(Millions of Dollars)
	Electricity Delivery	Electricity Supply	CTC	Consolidated
September 30, 2003
Operating revenues	$255.1	$340.9	$15.1	$611.1
Operating expenses	132.2	326.2	0.9	459.3
Depreciation and amortization expense	45.3	—	13.7	59.0

Operating income	77.6	14.7	0.5	92.8
Other income – net	10.1	—	—	10.1
Interest and other charges	48.3	—	—	48.3

Earnings available for common stock	$39.4	$14.7	$0.5	$54.6

Capital expenditures	$53.0	$—	$—	$53.0

Business Segments for the Nine Months Ended:

	(Millions of Dollars)
	Electricity Delivery	Electricity Supply	CTC	Consolidated
September 30, 2002
Operating revenues	$265.1	$358.0	$113.9	$737.0
Operating expenses	137.0	348.9	6.4	492.3
Depreciation and amortization expense	42.3	—	105.0	147.3

Operating income	85.8	9.1	2.5	97.4
Other income – net	17.0	—	—	17.0
Interest and other charges	55.8	—	—	55.8

Earnings available for common stock	$47.0	$9.1	$2.5	$58.6

Capital expenditures	$51.3	$—	$—	$51.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Part I, Item 2 of this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission (SEC), and the condensed consolidated financial statements, which are set forth in Part I, Item 1 of this Report.

Duquesne Light was formed in 1912 by the consolidation and merger of three constituent companies. We are engaged in the supply (through our provider-of-last-resort service (POLR)), transmission and distribution of electric energy. We have been a wholly owned subsidiary of Duquesne Light Holdings, Inc. (formerly DQE, Inc.) since its formation in 1989.

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

Business Segments

This information is set forth under “Results of Operations” below and in Note H to our condensed consolidated financial statements.

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

•	Our earnings will be affected by (i) the number of customers who choose to receive electric generation through POLR II (our current arrangement with Reliant), (ii) final PUC approval of POLR III (our plan, currently under preparation, for POLR supply beginning in 2005), (iii) the performance of our generation suppliers and (iv) the performance of the Sunbury plant.

•	The ultimate structure of POLR III will be subject to PUC review and approval, and may depend on our ability to contract with suitable third-party suppliers and the terms we negotiate with such suppliers.

•	Demand for and pricing of electricity, changing market conditions and weather conditions could affect earnings levels.

•	Holdings’ cash flows, earnings, earnings growth, and board policy could affect our earnings, financial position and cash flows.

•	Any debt reductions will depend on the availability of cash flows.

•	The final resolution of proposed adjustments regarding income tax liabilities (which will depend on negotiations with the appropriate tax authorities) could affect financial position, earnings and cash flows.

•	The credit ratings we receive from the rating agencies could affect our cost of borrowing, our access to capital markets and liquidity.

•	Overall performance could be affected by economic, competitive, regulatory, governmental and technological factors affecting operations, markets, products, services and prices, as well as the factors discussed in our SEC filings made to date.

Recent Accounting Pronouncements

See Note A for a discussion of recent accounting pronouncements.

Critical Accounting Policies

As of September 30, 2003, there have been no significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the Year ended December 31, 2002. The policies disclosed included the accounting for: the effects of regulation, unbilled energy revenues, pension and other postretirement benefit plan assumptions, income taxes and contingent liabilities.

Results of Operations

We report the following business segments: (1) transmission and distribution of electricity (electricity delivery business segment), (2) supply of electricity (electricity supply business segment), and (3) collection of transition costs (CTC business segment).

Note H shows the financial results of each principal business segment in tabular form. Following is a discussion of these results.

Overall Performance

Three months ended September 30, 2003. Our earnings available for common stock were $23.3 million in the third quarter of 2003, compared to $27.4 million in the third quarter of 2002, a decrease of $4.1 million, or 15.0%. The decrease is primarily the result of lower earnings from the electricity delivery segment due to the much cooler summer weather that occurred in the third quarter of 2003 as compared to 2002.

Nine months ended September 30, 2003. Our earnings available for common stock were $54.6 million in the first nine months of 2003, compared to $58.6 million in the first nine months of 2002, a decrease of $4.0 million, or 6.8%. The decrease is primarily the result of lower earnings from the electricity delivery segment due to much cooler summer weather in 2003 and lower earnings from the CTC business segment as we completed collection of the CTC balance from additional customer rate classes. These decreases were partially offset by the higher earnings from the energy supply segment as all of the significant rate classes were subject to the POLR II arrangement in the first nine months of 2003.

Business Segment Performance

Electricity Delivery Business Segment.

Three months ended September 30, 2003. The electricity delivery business segment reported $17.8 million of earnings in the third quarter of 2003, compared to $21.3 million in the third quarter of 2002, a decrease of $3.5 million, or 16.4%, primarily as a result of lower operating revenues.

Operating revenues for this business segment are primarily derived from the delivery of electricity, including related excise taxes. Sales to residential and commercial customers are primarily influenced by weather conditions. Warmer summer and colder winter seasons lead to increased customer use of electricity for cooling and heating. Commercial sales are also affected by regional development. Sales to industrial customers are primarily influenced by national and global economic conditions.

Operating revenues decreased by $7.5 million, or 7.5%, compared to the third quarter of 2002. The decrease can be primarily attributed to the 8.0% decrease in megawatt-hour (MWh) sales to customers from the third quarter of 2002, as described below.

Compared to the extremely hot weather in the third quarter of 2002, the cooler weather in the third quarter of 2003 resulted in significantly lower air-conditioning demands. This resulted in residential and commercial sales decreasing by 12.3% and 5.3% compared to the third quarter of 2002. Industrial sales, which are less sensitive to the weather, decreased by 7.8%, primarily due to lower sales to the durable goods manufacturing sector during the third quarter of 2003. Sales to this sector constitute approximately 75% of our industrial sales.

The following table sets forth MWh delivered to electric utility customers.

	MWh Delivered
	(In Thousands)
Third Quarter	2003	2002	Change
Residential	1,083	1,235	(12.3)%
Commercial	1,765	1,863	(5.3)%
Industrial	803	871	(7.8)%
Sales to Electric Utility Customers	3,651	3,969	(8.0)%

Operating expenses for the electricity delivery business segment consist primarily of costs to operate and maintain the transmission and distribution system; meter reading, billing and collection costs; customer service; administrative expenses; non-income taxes, such as gross receipts, property and payroll taxes; and income taxes. Operating expenses decreased by $3.5 million, or 6.9%, compared to the third quarter of 2002, primarily due to a $2.3 million decline in income taxes as a result of the decreased taxable income. In addition, taxes other than income taxes declined $1.2 million compared to the third quarter of 2002, primarily due to lower gross receipts taxes as a result of decreased revenues.

Interest and other charges include interest on long-term debt, other interest and our preferred stock dividends. Interest and other charges decreased $1.7 million, or 10.1%, compared to the third quarter of 2002 due to debt retirements of $100.0 million in August 2003, and $110 million in August 2002.

Nine months ended September 30, 2003. The electricity delivery business segment reported $39.4 million of earnings in the first nine months of 2003, compared to $47.0 million in the first nine months of 2002, a decrease of $7.6 million, or 16.2%, primarily as a result of lower operating revenues and lower other income in 2003.

Operating revenues decreased by $10.0 million, or 3.8%, compared to the first nine months of 2002. The decrease can be primarily attributed to the 3.8% decrease in MWh sales to customers compared to the first nine months of 2002, as described below.

Sales to residential and commercial customers were 5.0% and 1.9% lower than during the first nine months of 2002 as the effect of Pittsburgh’s colder winter weather on heating use in the first three months of 2003 was more than offset by the reduced air-conditioning loads accompanying the cooler summer weather in the second and third quarters of 2003. Industrial sales decreased by 6.2% compared to the first nine months of 2002, as a result of lower MWh sales to the durable goods manufacturing sector.

The following table sets forth the MWh delivered to electric utility customers.

	MWh Delivered
	(In Thousands)
First Nine Months	2003	2002	Change
Residential	2,843	2,993	(5.0)%
Commercial	4,886	4,982	(1.9)%
Industrial	2,378	2,534	(6.2)%

Sales to Electric Utility Customers	10,107	10,509	(3.8)%

Other income consists primarily of interest income from a loan receivable and our cash pool investment with Holdings, as well as gains and losses recognized on the sale of certain assets. Other income decreased $6.9 million, or 40.6%, compared to the first nine months of 2002, due primarily to a reduction in interest earnings of $5.3 million resulting from lower intercompany loan balances and lower interest earnings on invested cash. Other income was also higher during the first nine months of 2002, due to a $1.1 million after-tax gain recognized on the sale of securities and a building.

Interest and other charges decreased $7.5 million, or 13.4%, compared to the first nine months of 2002, due to (i) $110.0 million of debt retirements in August 2002, which reduced interest expense by $4.9 million, (ii) $100.0 million of debt retirements in August 2003, which reduced interest expense by $1.2 million, and (iii) favorable interest rates on the variable rate, tax-exempt debt.

Electricity Supply Business Segment

Three months ended September 30, 2003. During the first quarter of 2002, we began operating under POLR II, which extends the provider-of-last-resort service (and the PUC-approved rates for the supply of electricity) beyond the final CTC collection through December 31, 2004. POLR II also permits us, following CTC collection for each rate class, a margin per MWh supplied. Prior to the start of the POLR II arrangement, our initial POLR arrangement (POLR I) was designed to be income neutral. The electricity supply business segment reported earnings of $5.3 million in the third quarter of 2003 compared with earnings of $5.7 million in the third quarter of 2002, a decrease of $0.4 million, or 7.0%. While POLR II MWh sales were slightly higher in the third quarter of 2003, earnings decreased as the share of POLR II sales to lower-margin large commercial and industrial customers increased.

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

Operating revenues decreased $16.6 million, or 11.9%, compared to the third quarter of 2002, due to a 14.3% decline in the POLR MWh supplied. The POLR decline resulted from unfavorable weather conditions in the Pittsburgh area and from a higher percentage of the total MWh sales being supplied by alternative generation suppliers during the third quarter of 2003.

The following tables set forth MWh supplied for POLR customers.

	MWh Supplied
	(In Thousands)
Third Quarter		2003
	POLR I	POLR II	Total
Residential	0	772	772
Commercial	23	1,171	1,194
Industrial	397	248	645

MWh Supplied	420	2,191	2,611

POLR Share (MWh basis)			72%

	MWh Supplied
	(In Thousands)
Third Quarter		2002
	POLR I	POLR II	Total
Residential	60	783	843
Commercial	311	1,085	1,396
Industrial	530	277	807

MWh Supplied	901	2,145	3,046

POLR Share (MWh basis)			77%

Operating expenses for the electricity supply business segment consist of costs to obtain energy for our POLR service, gross receipts tax and income taxes. Operating expenses decreased $16.2 million, or 12.1%, compared to the third quarter of 2002, primarily due to the $15.2 million decrease in purchased power expense caused by the decline in the total MWh supplied to customers, for the reasons outlined above.

Nine months ended September 30, 2003. The electricity supply business segment reported earnings of $14.7 million in the first nine months of 2003, compared to earnings of $9.1 million in the first nine months of 2002, an increase of $5.6 million, or 61.5%. Earnings increased primarily because all significant rate classes were subject to the POLR II arrangement for the entire first nine months of 2003. In contrast, during 2002, these classes became subject to the POLR II arrangement at different times, as their CTC was fully collected, between March and September 2002.

Operating revenues decreased $17.1 million, or 4.8%, compared to the first nine months of 2002 due to the 10.4% decline in total MWh supplied, which more than offset the higher average generation rates that existed during the first nine months of 2003.

The following tables set forth the MWh supplied for POLR customers.

	MWh Supplied
	(In Thousands)
First Nine Months		2003
	POLR I	POLR II	Total
Residential	57	1,997	2,054
Commercial	197	3,125	3,322
Industrial	1,218	702	1,920

MWh Supplied	1,472	5,824	7,296

POLR Share (MWh basis)			72%

	MWh Supplied
	(In Thousands)
First Nine Months		2002
	POLR I	POLR II	Total
Residential	610	1,465	2,075
Commercial	2,257	1,473	3,730
Industrial	2,005	332	2,337

MWh Supplied	4,872	3,270	8,142

POLR Share (MWh basis)			77%

Operating expenses decreased $22.7 million, or 6.5%, compared to the first nine months of 2002, primarily due to the decrease in purchased power expense caused by the decline in the total MWh supplied to customers, for the reasons outlined above. This decrease was partially offset by a $4.2 million increase in income taxes as a result of the higher taxable income in the first nine months of 2003.

CTC Business Segment.

Three months ended September 30, 2003. For the CTC business segment, operating revenues are derived by billing electricity delivery customers for generation-related transition costs. We are allowed to earn an 11% pre-tax return on the net-of-tax CTC balance. As revenues are billed to customers on a monthly basis, we amortize the CTC balance. The resulting decrease in the CTC balance causes a decline in the return we earned.

In the third quarter of 2003, the CTC business segment reported earnings of $0.2 million compared to $0.4 million during the third quarter of 2002, a decrease of $0.2 million, or 50.0%.

Operating revenues decreased $11.9 million, or 77.8%, due to the full collection of the allocated CTC balance as of September 30, 2003 for over 99% of our customers, whose usage represents 93% of the MWh sales for the third quarter of 2003.

Operating expenses consist of gross receipts tax and income taxes, which fluctuate in direct relation to operating revenues. Operating expenses decreased $0.7 million, or 77.8%, compared to the third quarter of 2002.

Depreciation and amortization expense consists of the amortization of transition costs. There was a decrease of $11.0 million, or 78.6%, compared to the third quarter of 2002, primarily due to the full collection of the allocated CTC balance for most customers, as described above.

Nine months ended September 30, 2003. In the first nine months of 2003, the CTC business segment reported earnings of $0.5 million compared to $2.5 million during the first nine months of 2002, a decrease of $2.0 million, or 80.0%.

Operating revenues decreased $98.8 million, or 86.7%, due to the full collection of the allocated CTC balance as of September 30, 2003 for over 99% of our customers, whose usage represents approximately 92% of the MWh sales for the first nine months of 2003.

Operating expenses decreased $5.5 million, or 85.9%, compared to the first nine months of 2002.

Depreciation and amortization expense decreased $91.3 million, or 87.0%, compared to the first nine months of 2002, primarily due to the full collection of the allocated CTC balance for most customers, as described above.

Liquidity and Capital Resources

Capital Expenditures

In the first nine months of 2003, we spent $53 million for electric utility construction. We estimate that during 2003 we will spend approximately $75 million for electric utility construction.

Asset Dispositions

In the first nine months of 2003, we sold our 50% investment in a small mining operation for $1.4 million, which resulted in an after-tax gain of $0.4 million.

In the first nine months of 2002, we received $1.3 million of proceeds from the sale of securities and recognized an after-tax gain of $0.8 million. We also received $1.3 million from the sale of a building, which resulted in an after-tax gain of $0.3 million.

Financing

In August 2003, we redeemed at par $100 million principal amount of our 7 3/8% first mortgage bonds due 2038.

In May 2003, we redeemed the $2.8 million outstanding balance of our 5% Sinking Fund Debentures (due March 1, 2010) at a redemption price of 100.95% of the principal amount thereof.

In September 2002, we converted approximately $98 million of variable rate, tax-exempt debt to fixed rate with maturities in 2011 and 2013, resulting in a weighted average interest rate of 4.20%.

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

In January 2002, we issued $125 million of commercial paper and loaned the proceeds to Holdings, who repaid the entire amount during the first nine months of 2002.

Liquidity

We maintain a $180 million, 364-day revolving credit agreement, which expires in September 2004. We may convert the revolving credit facility into a one-year term loan facility for (i) the amount of letters of credit outstanding plus (ii) one-half of the principal loan amounts less the amount of letters of credit outstanding. At September 30, 2003, no borrowings were outstanding; however, we had $8.9 million in standby letters of credit, leaving $171.1 million available.

Decreases in our credit ratings could result in an inverse change in the fees and interest rates charged under the facilities. The revolving credit agreement is subject to cross-default if we, or any subsidiary, default on any payment due under any indebtedness exceeding $50 million.

Under our credit facility, we are required to maintain a maximum debt-to-capitalization ratio of 65.0%, as defined in the facility. At September 30, 2003, we were in compliance with this covenant.

None of our long-term debt is scheduled to mature before 2008.

In the first quarter of 2003, Standard & Poor’s reduced our short-term corporate credit and commercial paper ratings by one level, thereby restricting our access to the commercial paper market. This ratings downgrade does not limit our ability to access our revolving credit facility. This rating is not a recommendation to buy, sell or hold any securities of Holdings, Duquesne Light or our affiliates, may be subject to revisions or withdrawal by the agencies at any time, and should be evaluated independently of each other and any other rating that may be assigned to our securities.

During the first nine months of 2003, we had no bank loans or commercial paper borrowings outstanding.

RATE MATTERS

Competitive Transition Charge

Under the Customer Choice Act, customers must choose to receive their electric energy from an alternative generation supplier or through our POLR arrangements. Customers who select an alternative generation supplier pay for generation charges set competitively by that supplier, and pay us transmission and distribution charges and any CTC that has not already been collected for a customer’s rate class.

We have completed the CTC collection from most of our customers. As of September 30, 2003, the CTC balance has been fully collected for approximately 99.9% of customers, representing approximately 92% of the MWh sales for the first nine months of 2003. The transition costs, as reflected on the condensed consolidated balance sheets, are being amortized over the same period that the CTC revenues are being recognized. We are allowed to earn an 11.0% pre-tax return on the net of tax CTC balance.

Provider of Last Resort

Orion Power Midwest (a subsidiary of Reliant Resources, Inc.) is our supplier under POLR I and II. As discussed in “Results of Operations” above, POLR II extends through December 31, 2004 and permits us a margin per MWh supplied. This margin fluctuates based on the mix of rate classes and number of customers participating in POLR II. Except for this margin, POLR I and II effectively transfer to Orion the financial risks and rewards associated with our provider of last resort obligations. As of September 30, 2003, approximately 71.1% of our customers measured on a MWh basis received electricity through POLR I or II. The number of POLR customers will fluctuate depending on market prices and the number of alternative generation suppliers in the retail supply business.

There are certain safeguards in POLR I and II designed to mitigate losses in the event that Orion defaults on its performance under the arrangement. Contractually, we have various credit enhancements to address market exposure if Orion failed to deliver the required POLR supply. As of September 30, 2003, we hold an irrevocable $7 million letter of credit that can be increased based on Orion’s investment ratings and net worth. We also remit the POLR customer payments 35 days after billing the customer. We have the right not to remit these payments in the event of an Orion default.

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

We are preparing POLR III, our rate plan and related generation supply plan intended to cover the period beginning in 2005. For our larger commercial and industrial customers (fewer than 1,000 customers but approximately 50% of the electricity consumption), we expect to propose an initial 17-month pilot program that gives customers three basic supply options:

•	a fixed price service for the period based upon the results of a competitive wholesale auction;

•	an hourly price service that passes through real-time spot market electricity prices; and

•	an electric generation service offered by a competitive supplier in our service area.

For the first and second options, we would include in the price a $5 per MWh margin designed to recover associated costs and to encourage retail competition. Following this pilot program, we envision a similar annual process.

For residential and small business customers, we expect to propose a fixed-price POLR service for the years 2005 through 2010. We expect rates to be comparable to current price levels, as adjusted to reflect additional costs relating to our anticipated membership in the PJM RTO (discussed below).

On October 24, 2003, Duquesne Power, LP, a newly formed subsidiary, announced the signing of a definitive agreement to purchase WPS Resources Corporation’s Sunbury generation station for approximately $120 million, which includes inventories and other items. The Sunbury plant would be used to serve our residential and small commercial electric customers as part of POLR III. Closing on the transaction is conditioned on PUC approval of POLR III, currently anticipated to occur in the summer of 2004, as well as other related regulatory approvals.

Funding of the plant acquisition currently is expected to be from cash and other available sources. Duquesne Power made a deposit of $2.7 million upon signing the purchase agreement. Additional deposits will be made on April 1, 2004 and July 1, 2004. In the event the closing occurs after October 1, 2004, Duquesne Power will make a final deposit on October 1, 2004, for a total of approximately $5.5 million. All deposits are non-refundable and will be applied to the final purchase price at closing.

The Sunbury station consists of six boilers supplying steam for four turbine generators, with a total rated coal-fired generating capacity of 402 megawatts. In addition, the station includes two oil-fired combustion-turbine generators and two diesel generators, with operating capacities of 42 megawatts and 5.5 megawatts, respectively. The facility is located in central Pennsylvania, and provides power into the PJM RTO.

Duquesne Power would combine the output of the Sunbury station with a portfolio of wholesale power purchase contracts in order to provide a full-requirements POLR III-supply contract for our residential and small business customers. As a means of managing the various risks related to this contract, and at the same time building long-term value for the company, Duquesne Power would focus on a portfolio strategy. This portfolio approach, which would include blocks of traditional wholesale contracts with multiple suppliers, is intended to increase long-term flexibility. The addition of Sunbury to the supply portfolio would benefit our POLR customers as well as help to diversify risk. As the cornerstone of the supply portfolio, a generating asset would:

•	provide assurance of a stable and reliable long-term supply of electricity;

•	enhance flexibility relative to the pricing of other contracts in the supply portfolio;

•	increase the ability to include long-term price protection for our customers in the proposed POLR III filing;

•	mitigate credit and default risks of depending on any one energy supplier; and

•	facilitate the company’s entry into the PJM RTO.

Regional Transmission Organization

FERC Order No. 2000, as amended, calls on transmission-owning utilities such as Duquesne Light to join regional transmission organizations (RTOs) by September 2004. We are committed to ensuring a stable, plentiful supply of electricity for our customers. Toward that end, we anticipate joining the Pennsylvania-New Jersey-Maryland (PJM) RTO as part of POLR III.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of financial loss that may impact our consolidated financial position, results of operations or cash flows due to adverse changes in market prices and rates.

We manage our interest rate risk by balancing our exposure between fixed and variable rates, while attempting to minimize our interest costs. Currently, our variable interest rate debt is approximately $320.1 million or 31.8% of long-term debt. This variable rate debt is low-cost, tax-exempt debt. We also manage our interest rate risk by retiring and issuing debt from time to time and by maintaining a balance of debt maturities. A 10% increase in interest rates would have affected our variable rate debt obligations by increasing interest expense by approximately $0.2 million for the nine months ended September 30, 2003 and $0.7 million for the nine months ended September 30, 2002. A 10% reduction in interest rates would have increased the market value of our fixed-rate debt by approximately $23.4 million as of September 30, 2003. Such changes would not have had a significant near-term effect on our future earnings or cash flows.

Item 4.	Controls and Procedures.

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report and the Chief Executive Officer and the Chief Financial Officer have concluded that these controls and procedures are effective to provide reasonable assurance that the information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

There has been no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 6.	Exhibits and Reports on Form 8-K.

a.	Exhibits:

EXHIBIT 3.1 -	Bylaws of Duquesne Light Company, as amended and effective October 13, 2003.

EXHIBIT 10.1 -	Agreement and General Release between Victor Roque, DQE and Duquesne Light, dated July 29, 2003.

EXHIBIT 12.1 -	Calculation of Ratio of Earnings to Fixed Charges.

EXHIBIT 31.1 -	CEO Certification Pursuant to Section 302 of the Sarbanes- Oxley Act.

EXHIBIT 31.2-	CFO Certification Pursuant to Section 302 of the Sarbanes- Oxley Act.
EXHIBIT 32.1 -	Certifications Pursuant to Section 906 of the Sarbanes- Oxley Act.

b.	We did not file any reports on Form 8-K in the third quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant identified below has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Duquesne Light Company
(Registrant)

Date November 14, 2003	/s/ Stevan R. Schott
(Signature)
Stevan R. Schott
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date November 14, 2003	/s/ Susan S. Mullins
(Signature)
Susan S. Mullins
Controller
(Principal Accounting Officer)