Form 10-K
period 2003-12-31
DUQUESNE LIGHT CO; DUQUESNE LIGHT HOLDINGS INC
filed 2004-03-15
CIK 30573, 846930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Duquesne Light Holdings, Inc.

Registrant

1-10290

Commission File Number

25-1598483

IRS Employer Identification No.

(A Pennsylvania Corporation)

411 Seventh Avenue

Pittsburgh, Pennsylvania 15219

412-393-6000

State of Incorporation; Address; Telephone Number

Duquesne Light Company

Registrant

1-956

Commission File Number

25-0451600

IRS Employer Identification No.

(A Pennsylvania Corporation)

411 Seventh Avenue

Pittsburgh, Pennsylvania 15219

412-393-6000

State of Incorporation; Address; Telephone Number

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Each Class	Name of Each Exchange on Which Registered
Duquesne Light Holdings, Inc.	Common Stock (no par value)	New York Stock Exchange Philadelphia Stock Exchange Chicago Stock Exchange

	8 3/8% Public Income Notes due 2039 (Issued by DQE Capital Corporation)	New York Stock Exchange

	Guaranties Of DQE Capital Corporation’s Public Income Notes	New York Stock Exchange

Duquesne Light Company	Preferred Stock ($50 per share liquidation value)	New York Stock Exchange
3.75% Series
4.00% Series
4.10% Series
4.15% Series
4.20% Series
$2.10 Series

	8 3/8% Monthly Income Preferred Securities, Series A (1)	New York Stock Exchange

	6.7% Public Income Notes, due 2032	New York Stock Exchange

(1) Issued by Duquesne Capital, L.P., and the payments of dividends and payments on liquidation or redemption are guaranteed by Duquesne Light Company.

Securities registered pursuant to Section 12(g) of the Act:

Registrant	Title of Each Class
Duquesne Light Holdings, Inc.	Preferred Stock, Series A (Convertible)

Duquesne Light Company	None

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether each registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of Duquesne Light Holdings, Inc. voting common stock held by non-affiliates as of June 30, 2003 (the last business day of its most recently completed second fiscal quarter) was $1,121,747,551, based on the New York Stock Exchange closing price of $15.07 per share on that date.

No common stock of Duquesne Light Company was held by non-affiliates as of the last business day of its most recently completed second fiscal quarter.

As of March 1, 2004, there were 75,650,705 shares of Duquesne Light Holdings, Inc.’s single class of common stock outstanding.

As of March 1, 2004, there were 10 shares of Duquesne Light Company’s single class of common stock outstanding, all held by Duquesne Light Holdings, Inc.

Documents incorporated by reference: Specified portions of the Duquesne Light Holdings, Inc. Proxy Statement relating to the 2004 Annual Meeting of Shareholders, to be filed with the Commission not later than 120 days after the close of such registrant’s fiscal year, are incorporated by reference into Part III.

GLOSSARY OF TERMS

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

•	POLR I refers to the generation supply arrangement with Orion Power Midwest (a subsidiary of Reliant Resources, Inc.) during the CTC collection period, under which Orion provides Duquesne Light the necessary electricity to satisfy Duquesne Light’s POLR obligation.

•	POLR II refers to the extended generation supply arrangement with Orion following collection of the CTC through December 31, 2004.

•	POLR III refers to Duquesne Light’s pending plans for POLR supply after POLR II expires, submitted to the PUC in December 2003.

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

PART I

Item 1. Business.

CORPORATE STRUCTURE

Part I of this Annual Report on Form 10-K should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, and with the audited consolidated financial statements, set forth in Part II, Item 8.

This combined Annual Report on Form 10-K presents information on both Duquesne Light Holdings, Inc. (Holdings) and Duquesne Light Company (Duquesne Light). Information on Holdings and its subsidiaries (not including Duquesne Light and its subsidiaries) shall not be deemed to be included as part of Duquesne Light’s Annual Report on Form 10-K. Specifically, information on the Energy Services and Financial business segments, and the all other category, is not so included.

References in this report to “we,” “us” and “our” are to Holdings and its subsidiaries, collectively.

Holdings is an energy services holding company formed in 1989 to serve as the holding company for Duquesne Light and to engage in unregulated energy and related businesses.

Continuing Operations

Duquesne Light, our largest subsidiary, was formed in 1912 by the consolidation and merger of three constituent companies. Duquesne Light is an electric utility engaged in the supply (through its provider-of-last-resort service (POLR)), transmission and distribution of electric energy. Its subsidiaries are primarily involved in operating our automated meter reading technology and providing financing to certain affiliates. On October 24, 2003, Duquesne Power, LP, a newly formed subsidiary of Duquesne Light, announced its agreement to purchase the Sunbury generation station from WPS Resources Corporation for approximately $120 million. The Sunbury plant would be used to serve Duquesne Light’s residential and small commercial customers as part of POLR III, its post-2004 POLR plan currently under review by the PUC. Closing on the pending acquisition is conditioned on PUC approval of POLR III, currently anticipated in the summer of 2004, as well as other regulatory approvals.

DQE Energy Services, LLC is an energy facilities management company that provides energy outsourcing solutions including development, operation and maintenance of energy and synthetic fuel facilities.

DQE Communications, Inc. owns, operates and maintains a high-speed, fiber optic based network, and leases dark fiber from the network to commercial, industrial and academic customers.

DQE Financial Corp. owns and operates landfill gas collection and processing systems, and is an investment and portfolio management organization focused on structured finance and alternative energy investments.

DQE Capital Corporation provides financing to Holdings for use with its affiliates.

Discontinued Operations

During 2003, AquaSource, Inc. (formerly our water resource management subsidiary) completed the sale of its assets. (See Note 13.)

Service Areas and Customer Concentrations

Duquesne Light’s electric utility operations provide service to approximately 588,000 direct customers in southwestern Pennsylvania (including in the City of Pittsburgh), a territory of approximately 800 square miles.

Our other business lines have operations and investments in several states and Canada. DQE Energy Services relies on a single synthetic fuel facility customer for a significant portion of its revenues and earnings.

Regulation

Holdings and Duquesne Light are subject to the accounting and reporting requirements of the Securities and Exchange Commission (SEC). Duquesne Light’s electricity delivery business is also subject to regulation by the Pennsylvania Public Utility Commission (PUC) and the Federal Energy Regulatory Commission (FERC) with respect to rates for delivery of electric power, accounting and other matters.

Business Segments

This information is set forth in Item 7 under “Results of Operations” and in Note 19 to our consolidated financial statements.

FORWARD-LOOKING STATEMENTS

We use forward-looking statements in this report. Statements that are not historical facts are forward-looking statements, and are based on beliefs and assumptions of our management, and on information currently available to management. Forward-looking statements include statements preceded by, followed by or using such words as “believe,” “expect,” “anticipate,” “plan,” “estimate” or similar expressions. Such statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events. Actual results may materially differ from those implied by forward-looking statements due to known and unknown risks and uncertainties, some of which are discussed following the “Outlook” section in Item 7.

EMPLOYEES

At December 31, 2003, Holdings and its subsidiaries had 1,406 employees. Duquesne Light is party to a labor contract with the International Brotherhood of Electrical Workers (IBEW), which represents 941 of Duquesne Light’s 1,310 employees. In October 2003, Duquesne Light and the IBEW entered a new, three-year collective bargaining agreement.

ENVIRONMENTAL MATTERS

Continuing Operations

In 1992, the Pennsylvania Department of Environmental Protection (DEP) issued Residual Waste Management Regulations governing the generation and management of non-hazardous residual waste, such as coal ash. Following the generation asset divestiture, Duquesne Light retained certain facilities which remain subject to these regulations. We have assessed our residual waste management sites, and the DEP has approved our compliance strategies. We expect the costs of compliance to be approximately $6.6 million with respect to sites we will continue to own. These costs were recovered in the CTC, and the corresponding liability has been recorded for current and future obligations.

Duquesne Light also owns the closed Warwick Mine, located along the Monongahela River in Greene County, Pennsylvania. This property had been used in the electricity supply business segment. Duquesne Light has been selling unused portions of the property and will continue to do so. Duquesne Light’s current estimated liability for closing the Warwick Mine, including final site reclamation, mine water treatment and certain labor liabilities, is approximately $27 million. A liability for this amount is recorded on the consolidated balance sheets.

Discontinued Operations

AquaSource’s former water and water-related operations were, and remain, subject to the Federal Safe Drinking Water Act, which provides for uniform minimum national water quality standards, as well as governmental authority to specify treatment processes to be used for drinking water. AquaSource’s former operations were also, and remain, subject to the Federal Clean Water Act, which regulates the discharge of pollutants into waterways. AquaSource is aware of various compliance issues at its former water and wastewater facilities attributable to the period of time during which it owned these facilities. AquaSource has agreed to indemnify the purchasers of these facilities for certain pre-closing environmental liabilities and is communicating and working closely with the purchasers of its former operations and appropriate regulators to correct those issues in a timely manner. We do not believe that AquaSource’s indemnity obligations in respect of any of these compliance issues will have a material effect on Holding’s financial position, results of operations or cash flows.

Prior to divesting its former operations, AquaSource entered into various consent agreements regarding certain environmental compliance matters. In connection with divesting its former operations, AquaSource assigned these consent agreements to the relevant purchasers. Although AquaSource has agreed to indemnify the purchasers of its former operations for certain pre-closing environmental liabilities, we do not believe that any of these indemnity obligations will have a material effect on Holding’s financial position, results of operations or cash flows.

OTHER

Recent Accounting Pronouncements

See Note 1 for a discussion of recent accounting pronouncements.

Pending Litigation

See Item 3, “Legal Proceedings,” for a discussion of pending litigation.

Available Information

Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports for both Holdings and Duquesne Light are available free of charge through our website (www.duquesnelight.com) when they become available on the SEC website.

EXECUTIVE OFFICERS OF THE REGISTRANTS

Set forth below are the names, ages as of March 15, 2004, and positions during the past five years of the executive officers for Holdings and for Duquesne Light.

Morgan K. O’Brien, age 44. At Holdings: President and Chief Executive Officer since September 2001. Chief Operating Officer from August 2000 to September 2001. Executive Vice President - Corporate Development from January 2000 to August 2000. Vice President - Corporate Development from July 1999 to January 2000. Treasurer from November 1998 to July 1999.

At Duquesne Light: Director since June 1999. President and Chief Executive Officer since August 2003. Previously Vice President - Finance from November 1998 to May 2000.

Joseph G. Belechak, age 44. At Holdings: Senior Vice President and Chief Operations Officer since August 2003. Senior Vice President - Operations and Customer Service from December 2002 to August 2003.

At Duquesne Light: Director since April 2003. Senior Vice President and Chief Operations Officer since August 2003. Senior Vice President - Operations and Customer Service from October 2001 to August 2003. Vice President, Asset Management & Operations from August 2000 to October 2001. General Manager, Asset Management from 1999 to August 2000.

Maureen L. Hogel, age 43. At Holdings: Senior Vice President and Chief Legal & Administrative Officer since August 2003. Senior Vice President and Chief Administrative Officer from December 2002 to August 2003

At Duquesne Light: Director since April 2003. Senior Vice President and Chief Legal & Administrative Officer since August 2003. Senior Vice President and Chief Administrative Officer from December 2002 to August 2003. Senior Vice President - Human Resources and Administration from October 2001 through November 2002. Vice President - Development, Legal and Administrative Affairs from January 2001 through October 2001. Vice President - Legal from September 1999 through December 2000. Assistant General Counsel from 1996 to September 1999.

Stevan R. Schott, age 41. At Holdings: Senior Vice President and Chief Financial Officer since August 2003. Vice President and Controller from October 2001 to August 2003. At DQE Financial: Controller from September 1998 to August 1999.

At Duquesne Light: Director since April 2003. Senior Vice President and Chief Financial Officer since August 2003. Vice President and Controller from October 2001 to August 2003. Vice President - Finance and Customer Service from August 2000 to October 2001. Vice President and Controller from August 1999 to August 2000.

James E. Wilson, age 38. At Holdings: Senior Vice President and Chief Strategic Officer since August 2003. Vice President - Corporate Development and Rates from December 2002 to August 2003. Vice President - Corporate Development from October 2001 to December 2002. Vice President and Controller from March 2000 to October 2001. Controller from July 1999 to March 2000. Assistant Controller from 1996 to July 1999.

At Duquesne Light: Director since April 2003. Senior Vice President and Chief Strategic Officer since August 2003. Vice President - Corporate Development and Rates from December 2002 to July 2003. Vice President - Corporate Development from October 2001 to November 2002. Vice President and Chief Accounting Officer from August 2000 to October 2001. Previously Controller from November 1998 to August 1999.

William F. Fields, Age 53. At Holdings: Vice President and Treasurer since December 2002. At DQE Financial: President and Treasurer since December 2002. President from June 2001 to December 2002. President and Treasurer from April 2000 to June 2001. Acting President and Treasurer from August 1999 to April 2000. Vice President and Treasurer from December 1997 to August 1999.

At Duquesne Light: Vice President and Treasurer since December 2002.

Item 2. Properties.

Our principal properties consist of Duquesne Light’s electric transmission and distribution facilities and supplemental properties and appurtenances, located substantially in Allegheny and Beaver counties in southwestern Pennsylvania. Substantially all of the electric utility properties are subject to a lien under the Indenture of Mortgage and Deed of Trust dated as of April 1, 1992.

Duquesne Light owns 9 transmission substations and 556 distribution substations (364 of which are located on customer-owned land and are used to service only that customer). Duquesne Light has 592 circuit-miles of transmission lines, comprised of 345,000, 138,000 and 69,000 volt lines. Street lighting and distribution circuits of 23,000 volts and less include approximately 16,420 circuit-miles of lines and cable. These properties are used in the electricity delivery business segment.

Our total investment in property, plant and equipment (PP&E) and the related accumulated depreciation balances for major classes of property at December 31, 2003 and 2002 are as follows:

Holdings PP&E and Related Accumulated Depreciation

	(Millions of Dollars)
	as of December 31, 2003
	Investment	Accumulated Depreciation	Net Investment
Duquesne Light electric plant	$2,063.7	$681.0	$1,382.7
Other energy facilities	28.2	8.5	19.7
Fiber optic network	28.2	5.4	22.8
Landfill gas equipment	14.1	6.6	7.5
Other	9.7	5.1	4.6

Total	$2,143.9	$706.6	$1,437.3

	(Millions of Dollars)
	as of December 31, 2002
	Investment	Accumulated Depreciation	Net Investment
Duquesne Light electric plant	$2,018.9	$654.0	$1,364.9
Other energy facilities	27.8	6.6	21.2
Fiber optic network	27.6	3.7	23.9
Landfill gas equipment	15.4	5.1	10.3
Other	10.4	5.2	5.2

Total	$2,100.1	$674.6	$1,425.5

Duquesne Light electric plant PP&E includes: (1) distribution poles and equipment; (2) lower voltage distribution wires used in delivering electricity to customers; (3) substations and transformers; (4) high voltage transmission wires used in delivering electricity to substations; (5) meters and automated meter reading assets; and (6) internal telecommunication equipment, vehicles and office equipment, all used in our electricity delivery business segment. The other PP&E is comprised of office furniture and fixtures. The other energy facilities and landfill gas recovery equipment are used in our Energy Services and Financial business segments, respectively. The fiber optic network is reported in our all other category.

Item 3. Legal Proceedings.

Shareholder Class Action. In October and November 2001, a number of putative class action lawsuits were filed by purported shareholders of Holdings against Holdings and David Marshall, our former chairman, chief executive officer and president, in the United States District Court for the Western District of Pennsylvania. These cases were consolidated under the caption In re DQE, Inc. Securities Litigation, Master File No. 01-1851 (W.D. Pa.), and the plaintiffs filed a second consolidated amended complaint on April 15, 2002. The complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, and Section 12(a)(2) of the Securities Act of 1933 (the “Securities Act”). The complaint also alleges controlling person liability under Section 20(a) of the Exchange Act and Section 15 of the Securities Act. The complaint alleges that between December 6, 2000 and April 30, 2001, the defendants issued a number of materially false and misleading statements concerning investments made by our subsidiary, DQE Enterprises, Inc., and the impact that these investments would have on our current and future financial results.

More particularly, the complaint alleges that Holdings and Marshall stated their expectation that certain companies in which DQE Enterprises had invested would undertake initial public offerings of their shares, with the result that our earnings would be positively impacted by the public market valuation of DQE Enterprises’ interests in these companies, but failed to disclose allegedly adverse facts that made the possibility of successful public offerings of the securities of these companies unlikely. The complaint seeks an award of unspecified compensatory damages, and an order permitting class members who purchased Holdings shares through a dividend reinvestment plan to rescind those purchases, pre- and post-judgment interest, attorneys’ fees and expenses of litigation and unspecified equitable and injunctive relief.

On May 20, 2003, the court certified a class to include purchasers of our common stock during the period from December 6, 2000 through April 30, 2001, and a sub-class to include purchasers of our common stock through our dividend reinvestment and stock purchase plan during the same period. Since December 2002, we have been engaged in pre-trial discovery. The court recently extended fact discovery through April 2004, with expert witness discovery to continue until August 2004.

Although we cannot predict the ultimate outcome of this case or estimate the range of any potential loss that may be incurred in the litigation, we believe that the lawsuit is without merit, strenuously deny all of the plaintiffs’ allegations of wrongdoing and believe we have meritorious defenses to the plaintiffs’ claims. We are vigorously defending this lawsuit.

Fresh Kills. GSF Energy, LLC (GSF), a DQE Financial subsidiary, had a concession agreement expiring in October 2018 for the gas rights to New York City’s Fresh Kills landfill. GSF also maintained an investment in a gas processing facility at the landfill and was constructing additional processing capacity when the World Trade Center tragedy occurred. The debris from the World Trade Center was transported to the Fresh Kills landfill and currently rests on top of the landfill’s largest hill. During 2002, GSF realized reductions in available gas due to the continued effects of the World Trade Center debris as well as other actions taken by the New York City Department of Sanitation resulting in further damage to its gas collection system. On January 16, 2003, GSF initiated litigation against the City of New York acting by and through its Department of Sanitation in the United States District Court for the Southern District of New York. Concurrently, GSF tendered notice of its intent to surrender the concession agreement in 180 days as permitted by the concession agreement. The surrender date was extended to facilitate settlement discussions.

The complaint sought rescission of the concession agreement and related relief and sought an injunction to prevent the City from taking any action to declare an event of default under the concession agreement, accelerate payment under a promissory note or draw on letters of credit supporting GSF’s obligations thereunder. On that same date, GSF filed a notice of claim with the New York City Comptroller seeking monetary relief as an alternative to its rescission and other claims set forth in the complaint.

On January 7, 2004, GSF and the City executed an amended and restated concession agreement. Closing on the agreement occurred February 18, 2004, at which time GSF paid $4.5 million to the City and was released from all financial obligations under the prior concession agreement (including the remaining $21.4 million note payable balance to the City). Under the new agreement GSF will perform routine and non-routine maintenance of the landfill gas processing facility and routine maintenance of the landfill gas collection system through June 30, 2006. Future revenues from gas sales at the site will be shared between the City and GSF if such revenues exceed the agreed-upon costs of providing the services. The lawsuit was withdrawn with prejudice on February 18, 2004.

Other. We are involved in various other legal proceedings and environmental matters. We believe that the resolution of such proceedings and matters, in total, will not have a materially adverse effect on our financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Registrants’ Common Equity and Related Shareholder Matters.

Information relating to the market price for Holdings common stock is set forth in Note 20 hereto, and incorporated here by reference.

The Holdings board declared quarterly common stock dividends totaling $1.00 per share in 2003 and $1.34 in 2002. (See “Dividends” discussion at Item 7.) At March

1, 2004, there were 50,781 holders of record of our common stock. Holdings common stock is listed and traded on the New York, Philadelphia and Chicago Stock Exchanges.

Duquesne Light common stock is not publicly traded; Holdings owns all 10 shares outstanding. The Duquesne Light board declared quarterly common stock dividends totaling $65.0 million in 2003 and $75.0 million in 2002.

Item 6. Selected Financial Data.

Duquesne Light Holdings	(Millions of Dollars, Except Per Share Amounts)
	2003	2002	2001	2000	1999
Income Statement Items

Total operating revenues (a)	$902.8	$1,026.0	$1,142.4	$1,168.8	$1,230.2
Operating income (b)	150.9	95.7	3.8	121.8	299.8
Income (loss) from continuing operations before taxes and cumulative effect of change in accounting principle (b) (c)	110.9	15.1	(121.9)	171.4	261.2
Income tax expense (benefit)	17.7	(11.6)	(77.4)	26.1	73.0
Income (loss) from continuing operations (b) (c)	93.2	26.7	(44.5)	145.3	188.2
Cumulative effect of change in accounting principle (d)	—	(113.7)	—	15.5	—
Earnings (loss) available for common stock	175.5	(215.2)	(153.9)	154.4	199.8
Basic EPS from continuing operations (e)	1.24	0.40	(0.80)	2.30	2.47
Basic EPS (e)	2.34	(3.28)	(2.75)	2.44	2.65

Balance Sheet Items

Property, plant and equipment – net	$1,437.3	$1,425.5	$1,431.5	$1,458.2	$1,600.7
Total assets (f)	2,540.8	2,800.8	3,235.7	3,844.2	5,616.2

Capitalization

Common shareholders’ equity	$575.4	$452.6	$508.5	$783.8	$1,347.8
Preferred and preference stock	70.7	93.2	85.6	90.9	121.7
Duquesne Light obligated mandatorily redeemable preferred securities (g)	—	150.0	150.0	150.0	150.0
Long-term debt (g) (h)	977.5	1,082.0	1,184.5	1,337.0	1,618.0

Total Capitalization	$1,623.6	$1,777.8	$1,928.6	$2,361.7	$3,237.5

Dividends declared per share	$1.00	$1.34	$1.68	$1.62	$1.54

(a)	Total operating revenues have declined in 2002 and 2003 due to the full collection of Duquesne Light’s allocated CTC balance for substantially all rate classes.
(b)	Results have been negatively impacted by asset impairment and restructuring charges recorded in both 2001 and 2002. (See Notes 3 and 4.)
(c)	Results have been negatively impacted by investment impairment charges in both 2001 and 2002 (see Note 3) and positively impacted by the gain on the sale of the synthetic fuel facilities in 2000.
(d)	Adoption of unbilled revenues by Duquesne Light in 2000; change in the method of accounting for goodwill and other intangible assets in 2002. (See Note 1.)
(e)	Earnings per share were impacted by the repurchase of approximately 16 million shares of common stock in 2000 using proceeds from the generation asset sale; earnings per share in 2002 were impacted by the public offering of approximately 17 million shares of common stock. (See Note 5.)
(f)	Total assets in 2000 were impacted by Duquesne Light’s sale of its generation assets.
(g)	Adoption of SFAS No. 150 required reclassification to long-term debt. (See Note 1.)
(h)	Proceeds from the generation asset sale were used to reduce long-term debt in 2000. Proceeds from the sale of AquaSource were used to reduce long-term debt in 2003.

Duquesne Light Company	(Millions of Dollars)
	2003	2002	2001	2000	1999
Income Statement Items

Total operating revenues (a)	$806.1	$944.6	$1,053.6	$1,075.9	$1,158.8
Operating income (b)	155.1	161.5	120.1	170.6	348.0
Income before cumulative effect of change in accounting principle	69.6	75.4	53.4	77.1	151.0
Cumulative effect of change in accounting principle (c)	—	—	—	15.5	—
Net income	69.6	75.4	53.4	92.6	151.0
Earnings available for common stock	66.4	72.1	50.0	89.2	147.0

Balance Sheet Items

Property, plant and equipment – net	$1,382.7	$1,364.9	$1,344.9	$1,344.3	$1,458.5
Total assets (d)	2,209.2	2,488.2	2,570.0	2,728.4	4,281.4

Capitalization

Common shareholder’s equity	$530.1	$521.0	$526.7	$539.5	$798.6
Non-redeemable preferred and preference stock	69.7	69.8	68.2	72.1	79.5
Company obligated mandatorily redeemable preferred securities (e)	—	150.0	150.0	150.0	150.0
Long-term debt (e) (f)	857.7	959.5	1,061.1	1,060.8	1,410.8

Total Capitalization	$1,457.5	$1,700.3	$1,806.0	$1,822.4	$2,438.9

(a)	Total operating revenues have declined in 2002 and 2003 due to the full collection of the allocated CTC balance for substantially all rate classes.
(b)	Results have been negatively impacted by restructuring charges recorded in both 2001 and 2002. (See Note 4.)
(c)	Adoption of unbilled revenues in 2000.
(d)	Total assets in 2000 were impacted by the sale of the generation assets.
(e)	Adoption of SFAS No. 150 required reclassification to long-term debt. (See Note 1.)
(f)	Net generation asset sale proceeds were used to reduce long-term debt in 2000. Duquesne Light reduced its investment in the DQE Capital cash pool to reduce long-term debt in 2003.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Overall Performance

2003 Compared to 2002

Our 2003 earnings available for common stock were $175.5 million, or $2.34 basic earnings per share, compared to a loss of $215.2 million, or $3.28 basic loss per share, for 2002. The average shares outstanding increased 9.4 million, or 14.3%, primarily due to our common stock offering in June 2002.

Our earnings from continuing operations available for common stock were $92.8 million, or $1.24 basic earnings per share, in 2003, compared to $26.1 million, or $0.40 basic earnings per share, in 2002, before the cumulative effect of a change in accounting principle, described below.

Duquesne Light’s earnings available for common stock were $66.4 million in 2003, compared to $72.1 million in 2002. The $5.7 million decrease in earnings at Duquesne Light is primarily due to the following:

•	Pittsburgh experienced cooler than normal weather in the summer months of 2003, which resulted in a lower demand for cooling. The net income impact to the electricity delivery segment was $5.6 million of lower earnings as compared to 2002.

•	Although Duquesne Light began operating under its new POLR arrangement (POLR II, described below) in 2002, only six rate classes became subject to the POLR II arrangement during 2002. All rate classes but one became subject to POLR II in 2003, which was the primary reason for the $5.8 million increase in earnings in 2003 from the electricity supply business segment.

•	Other income was $11.6 million lower in 2003, primarily due to a $7.3 million reduction in interest earnings. The net impact to the electricity delivery segment was a reduction to earnings of $6.8 million as compared to 2002.

The increase in earnings from continuing operations at Holdings was also affected by the following:

•	DQE Financial sold its limited partnership investment in a natural gas operating partnership and recognized an after-tax gain of $7.0 million in the first quarter of 2003. Earnings from DQE Financial also increased $34.2 million, primarily as a result of $29.8 million of after-tax investment and asset impairment charges recorded in 2002, increased pipeline quality gas sales prices and lower depreciation and amortization expense in 2003.

•	DQE Energy Services earnings increased $3.2 million due to higher earnings at its energy facilities, as well as a full year’s income from a new synthetic fuel facility management services contract that commenced in the fourth quarter of 2002.

•	During 2003, DQE Enterprises recorded a $1.0 million after-tax investment impairment charge related to the write-down of two investments in publicly traded businesses from our cost to their fair market values as of June 30, 2003. During 2002, after-tax investment impairment charges totaling $18.1 million were recorded to write down investments in publicly traded businesses from our cost to their fair market values due to an other-than-temporary decline in their market value, and to write off investments in privately held entities which had filed for protection under Chapter 7 of the U.S. Bankruptcy Code. (See Note 3.)

•	During the first quarter of 2002, DQE Communications recorded a $3.5 million after-tax charge related to the write-off of a receivable from a telecommunications customer who filed for bankruptcy protection in March 2002. There were no similar charges during 2003.

Included in Holdings earnings for 2003 was income from discontinued operations of $82.7 million, or $1.10 basic earnings per share, compared to a loss of $127.6 million, or $1.95 basic loss per share, in 2002. The 2003 income included a $66.6 million tax benefit related to the use of capital losses generated in connection with the sale of the AquaSource subsidiaries and an $11.5 million after-tax gain related to the increase in fair value of AquaSource’s investor-owned utilities as a result of the sale of these utilities to Philadelphia Suburban Corporation (PSC). The 2002 loss from discontinued operations included the results of both AquaSource and Pro Am, Inc. (our former propane distribution subsidiary), as well as a charge of $100.9 million relating to an impairment of the long-lived assets, and a $21.2 million loss resulting from the sale of Pro Am. (See Note 13.)

A charge of $113.7 million, or $1.73 basic loss per share, from the cumulative effect of a change in accounting principle related to the impairment of goodwill resulting from the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” was recorded as of January 1, 2002. (See Note 1.)

2002 Compared to 2001

Our loss attributable to common stock was $215.2 million, or $3.28 basic loss per share, in 2002, compared to a loss attributable to common stock of $153.9 million, or $2.75 basic loss per share, in 2001.

Our earnings from continuing operations available for common stock were $26.1 million, or $0.40 basic earnings per share in 2002, compared to a loss attributable to common stock of $45.0 million, or $0.80 basic loss per share in 2001, an increase of $71.1 million. The average shares outstanding increased by 9.7 million, or 17.4%, principally due to our June 2002 common stock offering.

Duquesne Light’s earnings available for common stock were $72.1 million in 2002, compared to $50.0 million in 2001. The $22.1 million increase in earnings at Duquesne Light was primarily due to the following:

•	Pittsburgh experienced hotter than normal weather in the summer of 2002 due to the third warmest summer on record in our nation’s history. This resulted in higher demand for cooling. The earnings impact on the electricity delivery business segment was an increase of approximately $5.4 million, compared to 2001.

•	During 2002, Duquesne Light began operating under POLR II, which contributed $13.9 million of earnings in 2002, compared to zero in 2001.

•	2002 debt retirements of $110 million resulted in additional earnings of $2.0 million due to the associated decrease in interest expense. Furthermore, the interest rates on the variable rate debt were more favorable in 2002, resulting in additional interest savings.

•	In 2002 and 2001, after-tax restructuring charges of $2.3 million and $6.7 million were recorded in the electricity delivery segment. (See Note 4.)

•	Earnings from the CTC business segment declined by $9.4 million from 2001 to 2002, following the full collection of the CTC balance for most of our customers in 2002.

The increase in earnings from continuing operations at Holdings was also affected by the following:

•	DQE Energy Services contributed $17.1 million to earnings from continuing operations in 2002, compared to $6.3 million in 2001. This increase was due to a full year’s income from the synthetic fuel service contracts entered into during 2001, as well as additional contracts entered into in 2002.

•	Debt retirements during 2002 of $150 million resulted in additional earnings of $5.1 million in 2002, due to the associated decrease in interest expense.

•	After-tax asset and investment impairment charges totaled $47.9 million in 2002, compared to $79.8 million in 2001. Additional after-tax restructuring charges were $0.8 million in 2002, compared to $11.1 million in 2001. (See Note 4.)

•	Excluding impairment charges in both years, DQE Financial contributed $21.8 million to earnings from continuing operations in 2002, compared to $41.1 million in 2001. This decrease is due to the sale of a significant portion of our affordable housing portfolio in the first quarter of 2002, coupled with decreased landfill gas production and lower gas sales prices in 2002.

In addition to the above items, our continued focus on cost reductions, including cost savings from our 2001 and 2002 corporate restructurings, contributed positively to net earnings in 2002.

DQE Financial (the Financial business segment) recorded $29.8 million and $43.7 million of after-tax asset and investment impairment charges in 2002 and 2001. (See Note 3.)

During 2002, DQE Enterprises (part of the “all other” category) recorded after-tax investment impairment charges totaling $18.1 million. During 2001, impairment charges totaling $36.1 million after-tax were recorded. (See Note 3.)

The loss from discontinued operations in 2002 was $127.6 million, compared to a loss of $108.9 million from discontinued operations in 2001. After-tax impairment charges relating to the AquaSource discontinued operations totaling $100.9 million were recorded in 2002. A $21.2 million loss on disposal relating to Pro Am was recorded in 2002, as a result of the sale of the propane business on December 13, 2002 (See Note 13.)

After-tax impairment charges of $99.7 million related to AquaSource were recorded in 2001.

A charge of $113.7 million was recorded effective as of January 1, 2002 related to the cumulative effect of a change in accounting principle for the impairment of goodwill related to these discontinued operations resulting from the adoption of SFAS No. 142. (See Note 1.)

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

We report the following business segments: (1) Duquesne Light’s transmission and distribution of electricity (electricity delivery business segment), (2) Duquesne Light’s supply of electricity (electricity supply business segment), (3) Duquesne Light’s collection of transition costs (CTC business segment), (4) DQE Energy Services’ development, operation and maintenance of energy and, for a single customer, synthetic fuel facilities (Energy Services business segment), and (5) DQE Financial’s collection and processing of landfill gas and management of structured finance and alternative energy investments (Financial business segment). Effective January 1, 2003, our subsidiary, DQE Enterprises, Inc., no longer meets the requirements of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Therefore, we no longer report an Enterprises business segment. We also report an “all other” category to include our other subsidiaries below the quantitative threshold for disclosure, and corporate administrative functions, financing, and insurance services for our various affiliates. Operating revenues in our “all other” category are comprised of (i) revenues from DQE Communications, (ii) revenue from an energy services investment held by DQE Enterprises until its sale in 2002, and (iii) revenues from our bottled water business, the Pittsburgh Airport energy facility and rental property until their sales in 2001.

We have restated prior periods, where appropriate, to present segment information consistent with the manner that is currently used by management. Note 19 shows the financial results of each principal business segment in tabular form. Following is a discussion of these results.

2003 Compared to 2002

Electricity Delivery Business Segment. The electricity delivery business segment reported $46.1 million of earnings in 2003, compared to $55.3 million in 2002. The 2002 earnings consisted of $57.6 million before an after-tax restructuring charge of $2.3 million. Excluding the restructuring charge, income from the electricity delivery business segment was $11.5 million, or 20.0%, lower in 2003, primarily due to lower operating revenues and higher operating expenses in 2003.

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

Operating revenues decreased by $11.6 million, or 3.3%, compared to 2002. The decrease is primarily due to a 3.0% decline in megawatt-hours (MWh) delivered in 2003, that resulted in a $7.6 million decline in revenue.

Residential and commercial sales decreased 4.2% and 1.7%, compared to 2002. Reduced air conditioning loads during the cooler summer more than offset increased heating use during Pittsburgh’s colder winter in 2003. Industrial sales, which are less sensitive to weather, also decreased by 4.2%, due to lower sales to industrial customers in the durable goods manufacturing sector. The following table sets forth MWh delivered to electric utility customers.

MWh Delivered

	(In Thousands)
	2003	2002	Change
Residential	3,759	3,924	(4.2)%
Commercial	6,415	6,528	(1.7)%
Industrial	3,189	3,328	(4.2)%

MWh Delivered	13,363	13,780	(3.0)%

In addition, revenue declined $5.5 million due to lower revenue recovery of taxes other than income taxes through the state tax adjustment surcharge (STAS) as compared to 2002.

Operating expenses for the electricity delivery business segment are primarily made up of costs to operate and maintain the transmission and distribution system; meter reading, billing and collection costs; customer service; administrative expenses; and non-income taxes, such as gross receipts, property and payroll taxes. Operating expenses increased by $1.2 million, or 0.8%, compared to 2002. In 2003, pension expense increased $15.4 million, and we recognized a $4.9 million pre-tax charge related to vacant leased office space. These significant increases in expense were partially offset by a $4.3 million reduction in the gross receipts tax expense recognized, due to the reduction in the revenue recovery of this item through the STAS. Costs allocated from Duquesne Light to its affiliates increased $3.2 million from 2002, which reduced the net expenses at Duquesne Light. In addition, compared to 2002, savings of at least $3 million in each of the following areas were achieved: bad debt, legal and meter reading. Other cost savings were achieved in 2003 as a result of the fourth quarter of 2002 restructuring.

Other income includes interest income on invested cash and intercompany loans, as well as gains and losses recognized on the sale of certain assets. Other income decreased $11.6 million, or 36.4%, compared to 2002, due primarily to a $7.3 million reduction in interest earnings. In addition, other income was higher in 2002 due to a $1.9 million pre-tax gain recognized on the sale of securities and a building during 2002.

Interest and other charges include interest on long-term debt, other interest and preferred stock dividends of Duquesne Light. Interest and other charges decreased $8.8 million, or 12.2%, due to (i) $110.0 million of debt retirements in August 2002, which reduced interest expense by $5.0 million, (ii) $100.0 million of debt retirements in August 2003, which reduced interest expense $3.1 million, and (iii) favorable interest rates on variable rate, tax-exempt debt.

Electricity Supply Business Segment. During the first quarter of 2002, Duquesne Light began operating under POLR II, which extends the POLR service (and the PUC-approved rates for the supply of electricity) beyond the final CTC collection through December 31, 2004. POLR II also permits Duquesne Light, following CTC collection for each rate class, an average margin per MWh supplied. The actual margin earned depends on the mix of rate classes and the number of customers participating in POLR II. Prior to the start of the POLR II arrangement, our initial POLR arrangement (POLR I) was designed to be income neutral.

In 2003, the electricity supply business segment reported earnings of $19.7 million, compared with earnings of $13.9 million in 2002. The increase of $5.8 million, or 41.7%, is primarily due to all significant rate classes being subject to the POLR II arrangement for all of 2003. In contrast, during 2002, these classes became subject to the POLR II arrangement at different times, as their CTC was fully collected.

Operating revenues for this business segment are derived primarily from the supply of electricity for delivery to retail customers and the supply of electricity to wholesale customers. Retail energy requirements fluctuate as the number of customers participating in POLR changes. Energy requirements for residential and commercial customers are also influenced by weather conditions; temperature extremes lead to increased customer use of electricity for cooling and heating. Commercial energy requirements are also affected by regional development. Energy requirements for industrial customers are primarily influenced by national and global economic conditions.

Short-term sales to other utilities are made at market rates. Fluctuations result primarily from excess daily energy deliveries to Duquesne Light’s electricity delivery system.

Operating revenues decreased $22.0 million, or 4.7%, compared to 2002. The decrease is due to customers’ shopping for their generation supply, causing a decline in the percentage of customer load delivered through our POLR arrangements.

The following tables set forth MWh supplied for POLR customers.

MWh Supplied

	(In Thousands)
	2003
	POLR I	POLR II	Total
Residential	57	2,673	2,730
Commercial	242	4,110	4,352
Industrial	1,641	931	2,572

MWh Supplied	1,940	7,714	9,654

POLR Share (MWh basis)			72%

MWh Supplied

	(In Thousands)
	2002
	POLR I	POLR II	Total
Residential	699	2,045	2,744
Commercial	2,355	2,512	4,867
Industrial	2,433	618	3,051

MWh Supplied	5,487	5,175	10,662

POLR Share (MWh basis)			77%

Operating expenses for the electricity supply business segment consist of costs to obtain energy for our POLR service and gross receipts tax, both of which fluctuate in direct relation to operating revenues. Operating expenses decreased $32.1 million, or 7.2%, compared to 2002 primarily due to a decrease in the MWh supplied for the reasons described above.

CTC Business Segment. In its final restructuring order issued in the second quarter of 1998, the PUC determined that Duquesne Light should recover most of the above-market costs of its generation assets, including plant and regulatory assets, through the collection of the competitive transition charge (CTC) from electric utility customers. On January 18, 2001, the PUC issued an order approving our final accounting for the proceeds of our April 2000 generation asset sale, including the net recovery of sale-related transaction costs.

For the CTC business segment, operating revenues are derived by billing electricity delivery customers for generation-related transition costs. Duquesne Light is allowed to earn an 11% pre-tax return on the net-of-tax CTC balance. As revenues are billed to customers on a monthly basis, we amortize the CTC balance and recognize the associated gross receipts tax expense. The resulting decrease in the CTC balance causes a decline in the return earned by Duquesne Light.

The CTC business segment reported earnings of $0.6 million in 2003, compared to earnings of $2.9 million in 2002, a decrease of $2.3 million, or 79.3%. Various customer rate classes had their CTC fully collected between March and September 2002. As of December 31, 2002, the CTC balance had been fully collected for approximately 95% of Duquesne Light’s customers. Collection of the CTC balance continued through December 31, 2003, at which time the CTC balance had been fully collected for all but one customer class which represents less than 1% of Duquesne Light’s customers. Duquesne Light anticipates this class will continue to receive generation through POLR I at least through the end of 2004.

The full collection of the CTC balance for most of the rate classes has caused a corresponding decrease in the operating revenues, operating expenses, depreciation and amortization expense and the net income derived from the CTC business segment.

Energy Services Business Segment. The Energy Services business segment reported earnings of $20.3 million in 2003, compared to earnings of $17.1 million in 2002, an increase of $3.2 million, or 18.7%. This increase resulted primarily from higher earnings at the energy facilities as well as a full year of income from a new synthetic fuel facility management services contract that commenced in the fourth quarter of 2002.

Operating revenues for this segment are primarily derived from the facility management services for industrial, airport and synthetic fuel customers. Operating revenues increased $8.8 million, or 16.1%, compared to 2002. This increase is principally due to higher synthetic fuel production related to the new services contract discussed above.

Operating expenses consist of the operating and maintenance costs to manage the facilities, as well as general corporate overhead. Operating expenses increased $3.8 million, or 13.0%, compared to 2002, primarily due to higher employee compensation costs and additional operating expenses associated with the new services contract. These were partially offset by decreased operating costs at the energy facilities.

Financial Business Segment. The Financial business segment reported earnings of $33.2 million in 2003, compared to a loss of $8.0 million in 2002, which consisted of income of $21.8 million before after-tax impairment charges of $29.8 million. Absent the impairment charges, earnings increased $11.4 million, or 52.3%. This increase resulted primarily from a $7.0 million after-tax gain on the sale of an investment in a natural gas operating partnership, higher earnings due to higher sales prices for processed landfill gas and $3.4 million of increased earnings from the synthetic fuel investment.

Operating revenues in this business segment are primarily derived from the sale of landfill gas. Operating revenues increased $5.8 million, or 26.4%, compared to 2002. This increase is primarily due to higher sales prices for pipeline quality landfill gas which increased 61.7% as the pipeline quality production volume remained relatively consistent between the years.

Operating expenses consist of various costs to operate and maintain the landfill gas sites, as well as expenses related to synthetic fuel and natural gas investments. Operating expenses increased $1.9 million, or 4.4%, compared to 2002. Expenses related to our synthetic fuel investment increased $5.5 million from 2002 due to higher production volumes in 2003, while general corporate overhead expenses decreased $1.8 million and landfill related costs decreased $1.2 million.

Depreciation and amortization expense consists of the depreciation of landfill gas equipment and gas rights. The decrease of $5.9 million, or 48.0%, compared to 2002, was primarily due to the write-off of the Fresh Kills landfill gas investment as of December 31, 2002.

Other income consists of income from structured lease and affordable housing investments and gains recognized on the sale of investments. Other income increased $6.7 million, or 29.5%, as compared to 2002, primarily due to a pre-tax gain of $10.8 million on the sale of the limited partnership investment previously discussed. This gain was partially offset by a $3.0 million scheduled decline in earnings from structured lease investments.

Income taxes consist of our provision for federal income taxes as well as the tax credits generated from our synthetic fuel, landfill gas, affordable housing and (until their expiration in 2002) natural gas investments. Our income tax benefit decreased $5.0 million or 14.5% from 2002, primarily due to the increase in our pre-tax earnings, which caused a corresponding change in our provision for federal income taxes.

Our pre-tax earnings in 2003 were $3.6 million, compared to a pre-tax loss of $12.8 million in 2002, prior to the impairment charges, which are shown net of tax. This increase in our pre-tax earnings caused a decrease to our income tax benefit of $5.7 million.

Income tax credits generated in 2003 were $30.8 million, compared to the $30.2 million of tax credits in 2002, however the source of the income tax credits changed between the years. During 2003, the income tax credits generated from our synthetic fuel investment increased $7.0 million, while the credits from our natural gas investments decreased $2.7 million, due to their expiration at the end of 2002. The tax credits generated from our landfill gas investments decreased $3.2 million, primarily due to some landfill sites that were tax credit qualified only through 2002. The tax credits from our affordable housing investments decreased $0.5 million from 2002.

All Other. The all other category reported a loss of $25.2 million in 2003, which consisted of a loss of $23.8 million before an after-tax impairment charge of $1.0 million and preferred dividends of $0.4 million. This is compared to a loss of $51.9 million in 2002, which consisted of a loss of $32.4 million before after-tax impairment charges of $18.1 million, after-tax restructuring charges of $0.8 million and preferred dividends of $0.6 million. Absent the impairment and restructuring charges (discussed previously) and the preferred dividends, the improvement of $8.6 million was primarily due to a $3.5 million after-tax charge, or $5.9 million pre-tax, recorded in 2002 related to the write-off of a receivable from a telecommunications customer who filed for bankruptcy, and lower revolving credit agreement fees and interest charges in 2003.

Operating expenses consist of expenses to operate and maintain our fiber optic based network, expenses to manage our electronic commerce and energy technology portfolio and general corporate expenses. In 2003, operating expenses decreased $14.5 million, or 54.1%, compared to 2002. This decrease is primarily due to the $5.9 million pre-tax receivable write-off discussed above. Expenses also decreased $3.4 million due to the lower fees discussed above and the sale of an energy services investment in the second quarter of 2002. In addition, the capital stock tax liability was reduced by $5.4 million.

Interest and other charges include interest on long-term debt, other interest, and, effective July 1, 2003, dividends on Holdings preferred stock. Interest expense decreased $4.3 million, or 14.4%, compared to 2002. This decrease was primarily due to lower intercompany loan balances in 2003.

2002 Compared to 2001

Electricity Delivery Business Segment. The electricity delivery business segment reported $55.3 million of earnings in 2002, consisting of $57.6 million before an after-tax restructuring charge of $2.3 million, previously discussed. This is compared to $37.7 million of earnings in 2001, consisting of $44.4 million before an after-tax restructuring charge of $6.7 million. Excluding the restructuring charges in both years, earnings from the electricity delivery business segment were $13.2 million, or 29.7%, higher in 2002, due to the hotter than normal summer weather in 2002 and lower interest and operating costs, as discussed below.

Operating revenues increased by $30.4 million, or 9.5%, compared to 2001. The increase can be primarily attributed to a $15.9 million increase in 2002 in gross receipts taxes that are collected through revenue. The largest component increase was in the Pennsylvania revenue neutral reconciliation (RNR) tax rate, which became effective January 1, 2002. Electric distribution companies such as Duquesne Light are permitted to recover this cost from consumers on a current basis. In addition, there was a 5.1% increase in MWh sales to customers as compared to 2001, which caused a $9.6 million increase in revenues.

The hotter than normal summer temperatures in the Pittsburgh region in 2002 contributed to residential and commercial sales increasing 9.5% and 4.6%, compared to 2001, in response to higher cooling demands. Industrial sales, which are less sensitive to weather, also increased by 1.4%, due to higher sales to industrial customers in the primary metals sector.

The following table sets forth MWh delivered to electric utility customers.

MWh Delivered

	(In Thousands)
	2002	2001	Change
Residential	3,924	3,584	9.5%
Commercial	6,528	6,241	4.6%
Industrial	3,328	3,283	1.4%

MWh Delivered	13,780	13,108	5.1%

Operating expenses increased by $8.2 million, or 5.5%, compared to 2001, primarily due to the increase in gross receipts tax expense of approximately $14.3 million from the increased RNR in 2002. This increase was partially offset by the cost savings from corporate restructurings that occurred in the fourth quarters of both 2001 and 2002 and other cost reduction initiatives, which continue to generate incremental cost savings.

Other income decreased $7.2 million, or 18.4%, compared to 2001, primarily due to lower earnings on invested cash as a result of lower interest rates in 2002.

In 2002, there was $6.0 million, or 7.7%, less interest and other charges primarily due to debt retirements during August 2002 totaling $110 million, which reduced interest expense by $3.4 million. In addition, there were lower interest rates on the variable rate, tax-exempt debt in 2002.

Electricity Supply Business Segment. In 2002, the electricity supply business segment reported earnings of $13.9 million, compared with zero earnings in 2001. For the period April 28, 2000 through December 31, 2001, this segment’s financial results reflected POLR I, which was designed to be income neutral to Duquesne Light. During the first quarter of 2002, Duquesne Light began operating under POLR II.

Operating revenues increased $41.9 million, or 9.7%, compared to 2001. The increase is due to an increase in the average generation rate charged to customers, partially offset by a decrease in the percentage of customers who received electricity through our POLR arrangements.

The following table sets forth MWh supplied for POLR customers.

MWh Supplied

	(In Thousands)
	2002			2001
	POLR I	POLR II	Total	POLR I
Residential	699	2,045	2,744	2,348
Commercial	2,355	2,512	4,867	5,367
Industrial	2,433	618	3,051	3,079

MWh Supplied	5,487	5,175	10,662	10,794

POLR Customers (MWh basis)			77%	82%

Operating expenses increased $18.3 million, or 4.3%, compared to 2001, despite a decrease in the MWh supplied. The increase in expense is due to the higher rate charged by our supplier under POLR II.

CTC Business Segment In 2002, the CTC business segment reported earnings of $2.9 million compared to earnings of $12.3 million in 2001, a decrease of $9.4 million, or 76.4%.

Operating revenues decreased $181.3 million, or 59.7%, due to the full collection of the allocated CTC balance as of December 31, 2002, for most of our customers as well as scheduled decreases in the average CTC rate charged to customers from 2001 to 2002. As of December 31, 2002, the CTC balance had been fully collected for approximately 95% of Duquesne Light’s customers, representing approximately 87% of the MWh sales for the year.

Operating expenses consist solely of gross receipts tax, which fluctuates in direct relation to operating revenues. Operating expenses decreased $8.1 million, or 60%, compared to 2001.

Depreciation and amortization expense consists of the amortization of transition costs. There was a decrease of $158.7 million, or 58.5%, compared to 2001, primarily due to the full collection of the allocated CTC balance for most customers.

Energy Services Business Segment. The Energy Services business segment reported earnings of $17.1 million in 2002, compared to earnings of $6.3 million in 2001, an increase of $10.8 million, or 171.4%. This increase resulted primarily from a full year of earnings from synthetic fuel service contracts that were entered into during 2001 and new contracts entered into in 2002.

Operating revenues increased $23.4 million, or 74.8%, compared to 2001. This increase is primarily due to the increased facility management revenue of $17.4 million from the additional synthetic fuel service contracts.

Operating expenses increased $1.6 million, or 5.8%, compared to 2001. An increase of $8.6 million resulted from the additional synthetic fuel facility management service contracts, and was partially offset by decreased overhead costs.

Other income consists of income from early completion bonuses, construction management fee income and gains recognized on the sale of assets. Other income decreased $5.3 million, or 67.1%, compared to 2001 due primarily to gains recognized on sales of alternative fuel property of $2.6 million and recognition of an early completion bonus and construction management fee of $2.6 million on a new alternative fuel facility in 2001.

Financial Business Segment. The Financial business segment reported a loss of $8.0 million in 2002, consisting of income of $21.8 million before after-tax impairment charges of $29.8 million. This is compared to a loss of $2.6 million in 2001, which consisted of income of $41.1 million before after-tax impairment charges of $43.7 million. (See Note 3.) Absent these impairment charges, income decreased $19.3 million, or 47.0%. The decrease resulted primarily from $9.8 million fewer tax credits generated in 2002, due primarily to the sale of the majority of the affordable housing portfolio in 2001. In addition, earnings from the structured lease investments decreased $3.4 million after-tax due to scheduled declines in the earnings of these investments. Lower landfill gas production and lower gas sales prices in 2002 also contributed to the decline in income.

Operating revenues decreased $7.8 million, or 26.2%, compared to 2001. This decrease is primarily due to lower landfill gas production and lower landfill gas sales prices in 2002 that reduced revenues by $3.0 million and $2.0 million, respectively.

Depreciation and amortization expense increased $2.2 million, or 21.8%, compared to 2001. This increase resulted from additional depreciation on portions of the Fresh Kills landfill gas investment.

Other income decreased $5.8 million, or 20.3%, as compared to 2001, primarily due to a $5.2 million decrease in earnings from structured lease investments.

Interest and other charges include interest on long-term debt and other interest. There was a decrease of $4.3 million, or 71.7%, compared to 2001, due to the retirement of $85.0 million of term loan debt in 2001.

Our income tax benefit decreased $7.0 million, or 16.8%, from 2001. This decrease is due to a decrease in the total income tax credits generated, primarily from our affordable housing investments, partially offset by an increase in the federal income tax benefit recorded related to our pre-tax losses in both years. The income tax credits recognized declined significantly, from $40.0 million in 2001 to $30.2 million in 2002.

The income tax credits generated from our affordable housing investments decreased $8.5 million due to the sale of a significant portion of our remaining portfolio in 2002. Tax credits from our synthetic fuel investment increased $5.8 million, while credits from our landfill gas and natural gas investments decreased $3.8 million and $3.3 million from 2001.

Our pre-tax loss in 2002 was $12.8 million, prior to the impairment charges, which are shown net of tax, compared to a pre-tax loss of $0.5 million in 2001, prior to the impairment charges in that year. As the pre-tax loss increased in 2002, there was a corresponding $4.3 million increase in the federal income tax benefit recorded.

All Other. The all other category reported a loss of $51.9 million in 2002, consisting of a loss of $32.4 million before after-tax impairment charges of $18.1 million, after-tax restructuring charges of $0.8 million and preferred dividends of $0.6 million. This is compared to a loss of $96.6 million in 2001, which consisted of a loss of $48.9 million before after-tax impairment charges of $36.1 million, after-tax restructuring charges of $11.1 million and preferred dividends of $0.5 million. Absent the impairment charges, restructuring charges and the preferred dividends, this improvement of $16.5 million was primarily due to lower interest expense in 2002 and the $4.9 million after-tax loss on the sale of the bottled water business recognized in 2001.

Operating revenues are comprised of revenues from DQE Communications and, until their sales in 2001, revenues from our bottled water business, the Pittsburgh Airport energy facility and rental property. Operating revenues decreased $30.1 million, or 82.0%, compared to 2001, due to decreased revenues of $8.1 million from the sale of our bottled water business, $8.1 million from sales-type leases recognized in 2001 by DQE Communications, $7.8 million from the sale of the energy facility and $4.4 million from the sale of rental property.

Operating expenses consist of expenses to operate and maintain our fiber optic based network and, until their sales, expenses to operate our bottled water business, the energy facility and the rental properties. In 2002, operating expenses decreased $20.3 million, or 43.1%, compared to 2001. This decrease was primarily due to an $8.4 million decrease in expenses following the sale of the bottled water business, $5.7 million following the sale of the energy facility, $4.6 million following the sale of the rental properties and a decrease in expenses from the cost savings associated with the 2001 restructuring. Offsetting this was a $5.9 million increase in expenses in 2002 due to the write-off of a receivable from a telecommunications customer who filed for bankruptcy and a $1.9 million increase in expenses associated with the write-off of the costs associated with the previously proposed generating station.

Interest expense decreased $18.5 million, or 38.3%, in 2002. This decrease was primarily due to lower interest rates, lower short-term borrowing levels and the retirement of $150.0 million of floating rate notes in January 2002.

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

Accounting for the Effects of Regulation. Duquesne Light prepares its financial statements in accordance with the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” which differs in certain respects from the application of accounting principles generally accepted in the United States of America by non-regulated businesses. In general, SFAS No. 71 recognizes that accounting for rate-regulated enterprises should reflect the economic effects of regulation. As a result, a regulated utility is required to defer the recognition of costs (a regulatory asset) if it is probable that, through the rate-making process, there will be a corresponding increase in future rates. Accordingly, Duquesne Light defers certain costs, which will be amortized over future periods. To the extent that collection of such costs is no longer probable as a result of changes in regulation or competitive position, the associated regulatory assets are charged to expense.

Unbilled Energy Revenues. Duquesne Light records revenues related to the sale of energy when delivery is made to customers. However, the determination of such sales to individual customers is based on the reading of their meters, which Duquesne Light reads on a systematic basis throughout the month. At the end of each month, Duquesne Light estimates the amounts delivered to customers since the date of the last meter reading and records the corresponding unbilled revenue. Duquesne Light estimates this unbilled revenue each month based on daily volumes, estimated customer usage by class, delivery losses and applicable customer rates based on regression analyses reflecting significant historical trends and experience. Customer accounts receivable as of December 31, 2003, and 2002, include unbilled revenues of $29.7 million and $31.9 million.

Impairment of Long-Lived Assets and Investments. We evaluate long-lived assets (including other intangibles) of identifiable business activities and investments for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. In addition to those long-lived assets and investments for which impairment charges were recorded (see Note 3), others were reviewed for which no impairment was required. For long-lived assets to be held and used, these computations used judgments and assumptions inherent in management’s estimate of undiscounted future cash flows to determine recoverability of the assets. It is possible that a computation under a “held for sale” situation for certain of these long-lived assets could result in a significantly different assessment because of market conditions, specific transaction terms or a buyer’s different viewpoint of future cash flows. For investments, we considered our investee’s cash on-hand, fundraising abilities, customers, contracts and overall ability to continue as a going concern.

Pension and Other Postretirement Benefit Plan Assumptions. We provide pension benefit plans covering substantially all of our full-time employees. We also provide postretirement benefits for some retired employees. The retiree medical benefits terminate when retirees reach age 65. We account for these benefits in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” We record amounts related to our pension and other postretirement benefit plans based on actuarial valuations. Inherent in those valuations are key assumptions including discount rates, expected returns on plan assets, compensation increases, and health care cost trend rates. These actuarial assumptions are reviewed annually and modified as appropriate. Changes in these assumptions could have a significant effect on our noncash pension income or expense or on our postretirement benefit costs. The effect of changes in these assumptions is generally recorded or amortized over future periods.

We discounted our future pension and other postretirement plan obligations using a rate of 6.25% as of December 31, 2003, compared to 6.75% as of December 31, 2002. We determine the discount rate by considering the yield rates on corporate high-grade bonds, including relative year-over-year changes. Both the pension and other postretirement plan obligations and related expense increase as the discount rate is reduced.

The assumed rate of return on plan assets in the pension plans is the weighted average of long-term returns forecast for the type of investments held by the plans. As the expected rate of return on plan assets increases, the pension plan expense decreases, however the postretirement plan expense is unaffected as this plan has no assets. For 2003, the assumed rate of return on plan assets in the pension plans was 7.5%. We have revised this assumption for 2004, and will assume a rate of return on plan assets in the pension plans of 8.0%.

Assumed health care cost trend rates have a significant effect on the liabilities for the postretirement plans. The health care trend assumption used in the development of the fiscal 2003 postretirement benefit plan expense was 10.5% for fiscal year 2003, decreasing to an ultimate rate of 5.25% in 2014. In 2003, we modified the postretirement plan design, which provides for greater cost-sharing by the participants beginning in 2004.

We believe the assumptions used in recording obligations under the plans are reasonable based on our prior experience, market conditions, and the advice of plan actuaries. See Note 14 for information about these assumptions, actual performance, amortization of investment and other actuarial gains and losses and calculated plan costs for 2003, 2002 and 2001. As of December 31, 2003, the fair value of the pension plan assets of $679.0 million represented approximately 98% of the projected benefit obligation of our pension plans.

Primarily because of the amortization of previous years’ net investment gains, our pension expense for 2003, 2002 and 2001 was negative, resulting in an increase in net income in each year. Our expense or (credit) for actual pension benefits in future periods will depend upon actual returns on plan assets and the key assumptions we use for future periods. Our current estimate for 2004 is an increase in our pre-tax pension expense of approximately $4 million compared to 2003. This increase reflects, among other factors, actual losses on the pension fund assets in both 2002 and 2001, compared with an expected annual asset return assumption of 7.5% in each of the years. Although the actual return on plan assets in 2003 of $120.2 million significantly exceeded the assumed rate of return on plan assets of 7.5%, it does not fully mitigate the shortfall in the actual return on plan assets over the past few years.

Pursuant to the actuarial valuations that were performed, we were not required to make cash contributions to our pension plans in 2003, nor will we be required to do so in 2004. However, Duquesne Light has an obligation to contribute approximately $32.1 million to the pension plans over future years. (See Note 14.)

Income Taxes. In accordance with SFAS No. 109, “Accounting for Income Taxes,” we use the liability method in computing deferred taxes on all differences between book and tax bases of assets and liabilities. These book/tax differences occur when events and transactions recognized for financial reporting purposes are not recognized in the same period for tax purposes. The deferred tax liability or asset is also adjusted in the period of enactment for the effect of changes in tax laws or rates. Our overall effective tax rate is significantly reduced by the income tax credits generated from our synthetic fuel, landfill gas and affordable housing investments.

We file a consolidated U.S. federal income tax return with our subsidiaries, all of whom participate in an intercompany tax sharing agreement which generally provides that taxable income for each subsidiary be calculated as if it filed a separate return.

Duquesne Light recognizes a regulatory asset for deferred tax liabilities that are expected to be recovered through rates. The difference in the provision for deferred income taxes related to depreciation of electric plant in service and the amount that otherwise would be recorded under generally accepted accounting principles is deferred and included in regulatory assets on the consolidated balance sheets. (See Note 1.)

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

DIVIDENDS

Once all dividends on Holdings Preferred Stock, Series A (Convertible), $100 liquidation preference per share (Holdings preferred stock), have been paid, dividends may be paid on Holdings common stock as permitted by law and as declared by the board of directors. As a holding company, substantially all of Holdings’ assets shown on its consolidated balance sheets are held by subsidiaries. Accordingly, Holdings’ earnings and cash flow, and Holdings’ ability to meet its obligations, are largely dependent upon the earnings and cash flows of such subsidiaries and the distribution or other payment of such earnings in the form of dividends, loans or advances, and repayment of loans and advances from Holdings. Holdings’ subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts due on securities or to make any funds available for such payments. Holdings’ practice has been for its subsidiaries to dividend their earnings on a quarterly basis, if cash is available. Holdings’ subsidiaries’ ability to make dividend payments or other distributions may be restricted by their obligations to holders of their outstanding debt and preferred securities and to their creditors, the availability of earnings and the needs of their businesses.

If Duquesne Light cannot pay common dividends, we may not be able to pay dividends on our common stock or preferred stock. Payments of dividends on Duquesne Light’s common stock may be restricted by Duquesne Light’s obligations to holders of preferred and preference stock pursuant to Duquesne Light’s articles of incorporation and by obligations of a Duquesne Light subsidiary to holders of its securities. (See Note 15.) No dividends or distributions may be made on Duquesne Light’s common stock if Duquesne Light has not paid dividends on its preferred or preference stock. Dividends on Duquesne Light stock may also be effectively limited by the terms of certain financing agreements. Further, the aggregate amount of Duquesne Light’s common stock dividend payments or distributions may not exceed certain percentages of net income if the ratio of total common shareholder’s equity to total capitalization is less than specified percentages. During 2003, 2002 and 2001, Duquesne Light paid dividends on common stock of $69.0 million, $63.7 million and $56.0 million.

Holdings has continuously paid dividends on its common stock since 1953. Annual dividends per share, paid quarterly, were $1.00, $1.51 and $1.68 for the years 2003, 2002 and 2001. Most recently, in the first quarter of 2004 the board of directors declared a quarterly dividend of $0.25 per share (payable on April 1, 2004 to holders of record on March 10, 2004). The board regularly evaluates the dividend policy and sets the amount each quarter. The level of dividends will continue to be influenced by many factors such as, among other things, earnings, financial condition and cash flows from subsidiaries, as well as general economic and competitive conditions.

LIQUIDITY AND CAPITAL RESOURCES

Capital Expenditures

Continuing Operations. In 2003, 2002 and 2001, Duquesne Light spent $76.1 million, $72.5 million and $59.1 million for electric utility construction. In addition, Holdings spent $1.9 million, $11.3 million and $61.3 million on capital expenditures relating to our other business lines and other investments. We estimate that during 2004, 2005 and 2006 Duquesne Light will spend, excluding the allowance for funds used during construction, approximately $80 million, $80 million and $78 million for electric utility construction related to its transmission and distribution infrastructure, and Holdings will spend $3 million, $4 million and $3 million for construction by our other businesses.

Discontinued Operations. In 2003, 2002 and 2001, Holdings spent $16.8 million, $39.9 million and $39.5 million for water utility construction.

Asset Dispositions

Continuing Operations. In 2003, we sold a limited partnership investment in a natural gas operating partnership for $18.5 million and recognized an after-tax gain of $7.0 million. We received $2.5 million for the sale of stock in three publicly traded companies and recognized an after-tax gain of $0.6 million. Duquesne Light also sold its 50% investment in a small mining operation for $1.4 million ($1.0 million of which was a note receivable), which resulted in an after-tax gain of $0.4 million.

In 2002, we sold a significant portion of our remaining affordable housing portfolio, receiving proceeds of approximately $17 million, which approximated book value. Duquesne Light received $1.3 million from the sale of securities and recognized an after-tax gain of $0.8 million. Duquesne Light received $1.3 million from the sale of a building and recognized an after-tax gain of $0.3 million. We also received $2.3 million for the sale of an electronic commerce investment, which approximated book value.

In 2001, we sold a portion of our affordable housing portfolio, receiving proceeds of approximately $34 million ($3.4 million at Duquesne Light), which approximated book value. We also sold an office building, receiving proceeds of $18.5 million, which approximated book value.

Also in 2001, the Allegheny County Airport Authority purchased the Pittsburgh International Airport energy facility from a DQE Enterprises subsidiary, and entered into a 15-year operations and maintenance agreement regarding the facility with DQE Energy Services. The transaction resulted in an after-tax gain of $8.4 million.

We sold our bottled water assets in 2001. The sale resulted in an after-tax loss of approximately $15 million, of which $10.0 million had been recorded in December 2000. We also received $4.3 million for the sale of other non-strategic assets.

Discontinued Operations. On July 31, 2003, AquaSource closed the sale of its investor-owned utilities (and certain related contract operations) to PSC, receiving cash proceeds of approximately $195 million, including approximately $5 million related to working capital. PSC also assumed $10.4 million of debt associated with the business. The final purchase price will be determined once various purchase price adjustments are applied. These adjustments will be based on the pre-closing achievement of specific performance measures related to revenue, rate base and customer connections, as well as working capital. In October 2003, AquaSource returned $2.8 million to PSC related to purchase price adjustments attributable to the difference between the estimated and proposed final closing purchase price. In November 2003, AquaSource returned $2.0 million to PSC related to purchase price adjustments and working capital. The maximum remaining purchase price adjustment that could result is approximately $12 million. However, we have been unable to resolve the purchase price issues and, with PSC, will be appointing an arbitrator. We do not expect that any additional purchase price adjustments will have a material adverse effect on our financial position or results of operations.

On April 30, 2003, AquaSource closed the sale of a water utility subsidiary to California Water Services Group, receiving $7.5 million of proceeds at closing, though subsequent purchase price adjustments reduced the net amount to $6.1 million. Also on April 30, 2003, the Alabama contract operations were terminated and AquaSource received $0.9 million of proceeds. On March 31, 2003, AquaSource closed the sale of its water and wastewater utility construction business to former members of AquaSource management for approximately $8 million. Also in the first quarter of 2003, AquaSource sold its New England contract operations for approximately $1.3 million.

We sold various assets in 2002, including several wastewater facilities and real property, and received proceeds of approximately $6 million which approximated book value. In addition, we sold Pro Am’s propane distribution business for approximately $42 million, $32 million of which was paid in cash at the closing. (See our more detailed discussion of these sales in Note 13.)

In 2001, we sold 50,000 shares of AquaSource Class A Common Stock to a third party in exchange for approximately $4 million of services. We will share proceeds from the sale of AquaSource with this third party. We also sold real property, receiving proceeds of $0.1 million, and acquired four water companies for approximately $0.9 million.

Financing

On March 3, 2004, and January 26, 2004, Duquesne Capital, L.P., a special purpose subsidiary of Duquesne Light, redeemed $25 million and $50 million principal amounts of its 8 3/8% Monthly Income Preferred Securities (MIPS). Pursuant to the terms of the MIPS, Duquesne Light simultaneously redeemed $25.3 million and $50.5 million of its 8 3/8% Subordinated Deferrable Interest Debentures, Series A, due May 31, 2044 (Subordinated Debentures). (See Note 1.)

As of March 3, 2004, $41 million was outstanding under the Duquesne Light revolving credit facility (described below), bearing an average interest rate of 2.2% annually.

On February 18, 2004, GSF paid the City of New York $4.5 million and was released from all financial obligations of the prior Fresh Kills concession agreement, including a $21.4 million note payable balance. As a direct result of the settlement, we will recognize approximately $16 million into income ratably over the new contract term, scheduled to end June 30, 2006. (See Note 12.)

On December 30, 2003, Duquesne Light redeemed $100 million principal amount of its 7.55% first mortgage bonds (due 2025) at a redemption price of 102.97% of the principal amount thereof.

On August 1, 2003, Duquesne Light redeemed at par $100 million principal amount of its 7 3/8% first mortgage bonds (due 2038).

In May 2003, Duquesne Light redeemed the $2.8 million outstanding balance of 5% Sinking Fund Debentures (due 2010) at a redemption price of 100.95% of the principal amount thereof.

In March 2003, we redeemed at par two long-term loans with principal amounts totaling $2.0 million relating to investments at DQE Financial.

In September 2002, Duquesne Light converted approximately $98 million of variable rate, tax-exempt debt to fixed rate with maturities in 2011 and 2013, resulting in a weighted average interest rate of 4.20%.

In August 2002, Duquesne Light redeemed the following: (i) $10 million aggregate principal amount of 8.20% first mortgage bonds (due 2022) at a redemption price of 104.51% of the principal amount thereof, and (ii) $100 million aggregate principal amount of 7 5/8% first mortgage bonds (due 2023) at a redemption price of 103.9458% of the principal amount thereof.

In June 2002, we issued 17,250,000 shares of Holdings common stock at $13.50 per share in an underwritten public offering. This issuance was made under a shelf registration statement for up to $500.0 million of various debt and equity securities.

In April 2002, Duquesne Light issued $200 million of 6.7% first mortgage bonds (due 2012), and $100 million of 6.7% first mortgage bonds (due 2032). In each case it used the proceeds to call and refund existing debt, including debt scheduled to mature in 2003 and 2004.

In January 2002, we refinanced $150 million of matured DQE Capital floating rate notes through the issuance of commercial paper, primarily at Duquesne Light, which loaned the proceeds to Holdings. Cash generated from operations and equity offering proceeds was used to repay and retire this debt in full, leaving no outstanding balance at December 31, 2002.

Liquidity

We maintain two 364-day, unsecured revolving credit agreements, one for $180 million at Duquesne Light and one for $110 million at Holdings. Both expire in September 2004. We may convert each revolving credit facility into a one-year term loan facility for (i) the amount of letters of credit outstanding plus (ii) one-half of the principal loan amounts less the amount of letters of credit outstanding. At December 31, 2003, no borrowings were outstanding; however, we had $92.9 million in standby letters of credit (including $10.1 million relating to Duquesne Light), $69.8 million of which are backed by the revolving credit agreements, leaving $220.2 million available (including $169.9 million available at Duquesne Light). These letters of credit relate primarily to DQE Financial. As discussed above, Duquesne Light made borrowings under these facilities in the first quarter of 2004. See “Financing.”

Decreases in our credit ratings could result in an inverse change in the fees and interest rates charged under the facilities. Both revolving credit agreements are subject to cross-default if Duquesne Light or any subsidiary defaults on any payment due under any indebtedness exceeding $50 million. In addition, the $110 million revolver is subject to cross-default if Holdings or any subsidiary defaults on any payments due under any of its indebtedness exceeding $50 million.

Under our credit facilities, we are subject to financial covenants requiring each of Holdings and Duquesne Light to maintain a maximum debt-to-capitalization ratio of 65.0%, as defined in the facilities. In addition, Holdings is required to maintain a minimum coverage ratio of 2-to-1, as defined in the facilities. At December 31, 2003, we were in compliance with these covenants.

None of our long-term debt is scheduled to mature before 2008. In December 2003, Duquesne Capital issued a call for $50.0 million of MIPS effective January 26, 2004. This caused Duquesne Light to simultaneously redeem $50.5 million of its Subordinated Debentures. As of December 31, 2003, we reclassified the $50.5 million from long-term debt to current maturities, as it would be paid within one year. The additional $1.0 million of current maturities represents scheduled principal payments on other long-term debt, primarily the Fresh Kills note payable balance. (See the Contractual Obligations table below.)

In the first quarter of 2003, Standard & Poor’s reduced Holdings’ and Duquesne Light’s short-term corporate credit and commercial paper ratings by one level, thereby restricting our access to the commercial paper market. These ratings downgrades do not limit our ability to access our revolving credit facilities. These ratings are not a recommendation to buy, sell or hold any securities of Holdings, Duquesne Light or their subsidiaries, may be subject to revisions or withdrawal by the agencies at any time, and should be evaluated independently of each other and any other rating that may be assigned to our securities.

Holdings. As of December 31, 2003, we had no commercial paper borrowings outstanding, and $51.5 million of current debt maturities. During 2003, the maximum amount of bank loans outstanding was $35 million (borrowed to facilitate the redemption of $100 million of first mortgage bonds, and repaid within three days), the amount of average daily borrowings was $0.3 million and the weighted average daily interest rate was 2.38%.

As of December 31, 2002, we had no commercial paper borrowings outstanding, and $1.0 million of current debt maturities. During 2002, the maximum amount of bank loans and commercial paper borrowings outstanding at any date was $155 million, the amount of average daily borrowings was $45.8 million, and the weighted average daily interest rate was 2.34%.

As of December 31, 2001, we had $151.0 million of current debt maturities and no commercial paper borrowings outstanding. During 2001, the maximum amount of bank loans and commercial paper borrowings outstanding at any date was $55.0 million, the amount of average daily borrowings was $22.7 million, and the weighted average daily interest rate was 4.79%.

Duquesne Light. As of December 31, 2003, Duquesne Light had no commercial paper borrowings outstanding, and $50.5 million of current debt maturities. During 2003, there were no bank loans or commercial paper borrowings outstanding.

As of December 31, 2002, Duquesne Light had no commercial paper borrowings outstanding and no current debt maturities. During 2002, the maximum amount of bank loans and commercial paper borrowings outstanding at any date was $125 million, the amount of average daily borrowings was $43.7 million, and the weighted average daily interest rate was 2.34%.

As of December 31, 2001, Duquesne Light had no current debt maturities and no commercial paper borrowings outstanding. During 2001, there were no bank loans or commercial paper borrowings outstanding.

Holdings Preferred Stock, Series A

As of December 31, 2003, 151,800 shares of Holdings preferred stock were outstanding and included in liabilities on the balance sheet. (See Note 1.) On February 13, 2004, we repurchased 8,667 shares for $98.00 per share. Each outstanding share is redeemable for cash or convertible at our option into the number of shares of our common stock computed by dividing the preferred stock’s $100 per share liquidation value by the five-day average closing sales price of common stock for the five trading days immediately prior to the conversion date.

Each outstanding share of Holdings preferred stock will automatically be converted on the first day of the first month commencing after the sixth anniversary of its issuance. On January 1, 2004, we converted 3,760 shares into 20,720 shares of common stock; on March 1, 2004, we converted 22,000 shares into 112,255 shares of common stock. The remaining conversions will take place as set forth in the following table:

Conversion Date	Number of Shares
April 1, 2004	6,240
May 1, 2004	18,565
September 1, 2004	17,334
December 1, 2004	9,085
January 1, 2005	41,183
February 1, 2005	23,960
April 1, 2005	1,006

OFF-BALANCE SHEET ARRANGEMENTS

Except for the guarantees discussed in Note 12, neither Holdings nor Duquesne Light has any material off-balance sheet arrangements. Neither Holdings nor Duquesne Light is involved in any material contract trading activities. As a wholly owned subsidiary of Holdings, Duquesne Light is involved in various transactions with affiliates. (See Notes 1 and 16.) Duquesne Light owns a 1% general partnership interest in Duquesne Capital, the unconsolidated issuer of the MIPS. (See “Financing” and Notes 1 and 15.)

Contractual Obligations and Commitments

As of December 31, 2003, we have certain contractual obligations and commitments that extend beyond 2004, the principal amounts of which are set forth in the following table:

Payments Due By Period

	(Millions of Dollars)
	Total	Less than 1 Year		1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt
Duquesne Light	$857.7	$25.3	(a)	$—	$40.0	$792.4
Other Affiliates	119.8	21.4	(b)	0.5	0.5	97.4
Notes Payable and Current Maturities
Duquesne Light (c)	50.5	50.5		—	—	—
Other Affiliates (d)	1.0	1.0		—	—	—
Capital Lease Obligations
Duquesne Light	3.0	0.7		1.4	0.9	—
Operating Leases (e)
Duquesne Light	32.7	3.8		8.3	8.1	12.5
Other Affiliates	58.9	5.4		8.4	9.1	36.0
IRS Settlement Payment (f)	48.1	48.1		—	—	—
Pension Funding Commitment –
Duquesne Light	32.1	—		32.1	—	—
Warwick Mine Closure Obligations –
Duquesne Light	27.0	3.7		5.0	3.5	14.8
Other Site Closure Obligations –
Duquesne Light	6.6	0.6		1.1	0.9	4.0
Restructuring
Duquesne Light	3.3	1.5		1.8	—	—
Holdings	1.8	1.8		—	—	—
AquaSource Minority Interest	8.2	8.2		—	—	—

Total	$1,250.7	$172.0		$58.6	$63.0	$957.1

(a)	Includes $25.3 million Subordinated Debentures redeemed (along with $25.0 million of MIPS called in February 2004 for redemption) on March 3, 2004.
(b)	Includes $21.4 million related to Fresh Kills that was retired on February 18, 2004 with a payment of $4.5 million.
(c)	$50.5 million Subordinated Debentures redeemed (along with $50.0 million of MIPS called in December 2003 for redemption) on January 26, 2004.
(d)	Does not include Holdings’ demand note held by Duquesne Light, which is eliminated in the consolidation of Holdings.
(e)	Excludes $2.2 million related to discontinued operations.
(f)	Holdings expects to pay a lower amount due to an expected cash refund of approximately $32 million associated with AquaSource’s capital loss carryback claim. (See Note 10.)

RATE MATTERS

Competitive Transition Charge

Under Customer Choice, customers must choose to receive their electric energy from an alternative generation supplier or through Duquesne Light’s POLR arrangements. Customers who select an alternative generation supplier pay for generation charges set competitively by that supplier, and pay Duquesne Light transmission and distribution charges and any CTC that has not already been collected for a customer’s rate class.

Duquesne Light has completed the CTC collection from most of its customers. As of December 31, 2003, the CTC balance has been fully collected for approximately 99.9% of customers, representing approximately 92% of the MWh sales for 2003. The transition costs, as reflected on the consolidated balance sheets, are being amortized over the same period that the CTC revenues are being recognized. For regulatory purposes, the unrecovered net of tax balance of transition costs was approximately $5 million as of December 31, 2003, and approximately $15 million as of December 31, 2002. Duquesne Light is allowed to earn an 11.0% pre-tax return on these amounts.

Provider of Last Resort

POLR I and II. Orion Power Midwest (a subsidiary of Reliant Resources, Inc.) is Duquesne Light’s supplier under POLR I and II. As discussed in “Results of Operations” above, POLR II extends through December 31, 2004, and permits Duquesne Light a margin per MWh supplied. This margin fluctuates based on the mix of rate classes and number of customers participating in POLR II. The number of POLR customers will fluctuate depending on market prices and the number of alternative generation suppliers in the retail supply business.

There are certain safeguards in POLR I and II designed to mitigate losses in the event that Orion defaults on its performance under the arrangement. Contractually, Duquesne Light has various credit enhancements to address market exposure if Orion failed to deliver the required POLR supply. As of January 31, 2004, Duquesne Light held an irrevocable $4 million letter of credit that could be increased based on Orion’s investment ratings and net worth. Duquesne Light also remits the POLR customer payments 35 days after billing the customer. Duquesne Light has the right not to remit these payments in the event of an Orion default.

If Orion were to fail to deliver, Duquesne Light would be required to procure its POLR supply requirements in the energy markets. If market prices for energy were higher than the POLR rate at the time of default, Duquesne Light could potentially be acquiring energy for sale to POLR customers at a loss. If that were to happen and the contractual provisions with Orion were not sufficient to cover any loss, Duquesne Light would seek regulatory recovery of any additional loss. While the Customer Choice Act provides generally for POLR supply costs to be borne by customers, prior litigation suggests that the PUC may not permit Duquesne Light to pass any costs in excess of the existing PUC-approved POLR prices on to its customers.

Duquesne Light retains the risk that customers will not pay for the POLR generation supply. However, a component of Duquesne Light’s delivery rate is designed to cover the cost of a normal level of uncollectible accounts.

POLR III. On December 9, 2003, Duquesne Light submitted POLR III, its rate plan and related generation supply plan intended to cover the period beginning in 2005, to the PUC for approval. The plan is currently under PUC review, with an administrative law judge expected to provide a recommended decision during the week of May 24, 2004. A final order is expected by July 8, 2004.

For our larger commercial and industrial customers, Duquesne Light proposed three basic supply options:

•	An hourly price service that passes through real-time spot market electricity prices within the PJM RTO (discussed below);

•	A 17-month fixed price service based upon the results of a competitive wholesale auction; and

•	An electric generation service offered by a competitive supplier in Duquesne Light’s service area.

For the first and second options, Duquesne Light would include in the price a $5 per MWh margin designed to recover associated costs, compensate for market risks, and encourage retail competition.

For residential and small business customers, Duquesne Light proposed a fixed-price POLR service for the years 2005 through 2010. Although the proposed prices would increase generation rates by 12% effective January 1, 2005 and an additional 9% effective January 1, 2008, these rates would still be below those charged prior to deregulation in 1996.

The following table provides selected financial and operating statistics for 2003 for the two customer groups described above.

	Large Commercial & Industrial Customers	Residential & Small Business Customers	Total Customers
	(In Thousands)
Number of customers	1	587	588
MWh delivered	6,303	7,060	13,363
MWh supplied	4,528	5,126	9,654

	(Millions of Dollars)
POLR revenue	$168.6	$274.1	$442.7
POLR net income	$5.8	$13.9	$19.7

On October 24, 2003, Duquesne Power, LP, a newly formed subsidiary of Duquesne Light, announced the signing of a definitive agreement to purchase WPS Resources Corporation’s Sunbury generation station for approximately $120 million, which includes inventories and other items. The Sunbury plant would be used in conjunction with Duquesne Light’s POLR III service to residential and small commercial electric customers. Closing on the transaction is conditioned on PUC approval of POLR III, as well as other related regulatory approvals.

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

The Sunbury station consists of six boilers supplying steam for four turbine generators, with a total rated coal-fired generating capacity of 402 megawatts. In addition, the station includes two oil-fired combustion-turbine generators and two diesel generators, with operating capacities of 42 megawatts and 5.5 megawatts, respectively. The facility is located in central Pennsylvania and provides power into the PJM RTO (defined below).

Duquesne Power would combine the output of the Sunbury station with a portfolio of wholesale power purchase contracts in order to provide Duquesne Light a full-requirements POLR III-supply contract for our residential and small business customers. As a means of managing the various risks related to this contract, and at the same time building long-term value for the company, Duquesne Power would focus on a portfolio strategy. This portfolio approach, which may include blocks of traditional wholesale contracts with multiple suppliers, is intended to increase long-term flexibility. The addition of Sunbury to the supply portfolio would benefit Duquesne Light’s POLR customers as well as help to diversify risk. As the cornerstone of the supply portfolio, a generating asset would:

•	provide assurance of a stable and reliable long-term supply of electricity;

•	enhance flexibility relative to the pricing of other contracts in the supply portfolio;

•	increase the ability to include long-term price protection for Duquesne Light customers as proposed in the POLR III filing;

•	mitigate credit and default risks of depending on any one energy supplier; and

•	facilitate Duquesne Light’s entry into the PJM RTO.

FERC Order No. 2000, as amended, calls on transmission-owning utilities such as Duquesne Light to join regional transmission organizations (RTOs) by September 2004. Duquesne Light is committed to ensuring a stable, plentiful supply of electricity for its customers. Toward that end, Duquesne Light anticipates joining the Pennsylvania-New Jersey-Maryland (PJM) RTO as part of POLR III. Duquesne Light expects to recover its incremental expenses incurred due to joining PJM through its rates.

Rate Freeze

In connection with POLR II, Duquesne Light negotiated a rate freeze for generation, transmission and distribution rates. The rate freeze fixed generation rates for retail POLR II customers through December 31, 2004, and continued the transmission and distribution rates for all customers at then-current levels through 2003. Under certain circumstances, affected interests may file a complaint alleging that Duquesne Light has exceeded reasonable earnings, in which case the PUC could make adjustments to rectify such earnings.

OUTLOOK

During the past two years, we have successfully completed the sale of our investments in non-complementary businesses, including AquaSource and Pro Am. The proceeds from these sales have permitted the strengthening of our balance sheet through the reduction of over $215 million of long-term debt in 2003. In December 2003, we resolved our IRS tax disputes regarding our structured lease investments, and reached agreement on both the past tax liability as well as the future treatment of these investments. Also during 2003, the IRS completed its audit of the 1998 through 2001 tax years for the entity that owns and operates synthetic fuel facilities in which DQE Financial holds a limited partnership interest. The audit did not result in any tax credit disallowances. In February 2004, we settled our litigation with the City of New York regarding the Fresh Kills landfill and retired an additional $21 million of debt. Our focus on the core utility business and resolution of our legacy issues has provided a solid foundation for our business.

Duquesne Light’s POLR III plan is designed to provide important price protection to our residential and small commercial customers through 2010. It would also incorporate an investment in electric generation to provide our POLR customers with a portion of their power needs. Additional power needs would be met through supply contracts, load-following purchases and/or other procurement methods. This investment would be funded primarily with available cash and new borrowings, as necessary. We will remain focused on (i) the delivery of continued superior service to our Duquesne Light customers, and (ii) keeping our total costs at or near the levels experienced in 2003.

Our 2004 financing plan includes the continued strengthening of our balance sheet. In December 2003, Duquesne Light retired $100 million of 7.55% first mortgage bonds, using cash on hand. In the first quarter of 2004, Duquesne Light retired $75 million of MIPS. The redemptions were funded with available cash and borrowings under the revolving credit facility. In February 2004, Duquesne Light filed a shelf registration statement with the SEC to permit the issuance of up to $300 million of first mortgage bonds and preferred stock. Under this shelf, Duquesne Light plans to issue approximately $250 million of securities, the proceeds of which would be used to retire the remaining $75 million of MIPS, to repay amounts borrowed under its revolving credit facility, to replenish its working capital,and for general corporate purposes.

We will continue to increase our common equity by issuing shares of common stock in connection with our dividend reinvestment plan, the conversion of Holdings preferred stock, and employee stock option conversions. Finally, we will examine opportunities to refinance DQE Capital’s $100 million of 8 3/8% public income notes that are callable at par beginning September 15, 2004.

As part of the IRS settlement, our earnings stream from our structured lease investments was modified, causing a $9 million reduction in earnings from 2003 to 2004. However, the earnings volatility of these investments has been removed, and the revised earnings of $3 million to $4 million annually will be realized over the remaining lives of these leases. In addition, as of December 31, 2003, we have over $90 million of tax credit carryforwards that will be used to reduce our future cash payments required for Federal income taxes to the alternative minimum tax level.

During the first quarter of 2004, we began a comprehensive review of our unregulated businesses, including our landfill gas operations and investments, the energy services contract operations, and our fiber optic network. The goal of this review is to improve the operational efficiency and earnings of these businesses in the near term, as well as to assess the growth capabilities of these businesses now and beyond the Section 29 tax credit period, currently set to expire at the end of 2007. We expect to complete this review during the summer of 2004. We continue to evaluate the passive investments held by DQE Financial, including the structured lease investments and investments that provide additional Section 29 tax credits, for opportunities to increase future earnings and/or to monetize those investments.

FORWARD-LOOKING STATEMENTS

The “Outlook” section above contains forward-looking statements. Actual results may materially differ from those implied by such statements due to known and unknown risks and uncertainties, some of which are discussed below.

•	Cash flow, earnings, earnings growth, capitalization and dividends (as well as earnings per share and total shareholder return goals) will depend on the performance of Holdings’ subsidiaries, and board policy.

•	Demand for and pricing of electricity and landfill gas, changing market conditions and weather conditions could affect earnings levels.

•	Duquesne Light’s earnings will be affected by the number of customers who choose to receive electric generation through POLR II, by final PUC approval of POLR III and by the continued performance of the generation supplier.

•	POLR II customer retention will depend on market generation prices.

•	The ultimate structure of POLR III will be subject to PUC review and approval, and may depend on the ability to negotiate appropriate terms with suitable generation suppliers.

•	Any debt reduction or refinancing will depend on the availability of cash flows and appropriate replacement or refinancing vehicles.

•	The amount and timing of any security issuance under Duquesne Light’s shelf registration statement will depend on financial market performance.

•	Purchase price adjustments related to the sale of AquaSource, and the resolution and disposition of the retained liabilities and indemnities, may affect earnings and cash flows.

•	The outcome of the current IRS audit may affect any refunds owed to us.

•	Maintaining costs at 2003 levels will depend on our ability to operate with reduced administrative resources and to further streamline functions to eliminate remaining redundancies.

•	Customer energy demand, fuel costs and plant operations could affect DQE Energy Services’ earnings.

•	The outcome of the shareholder litigation initiated against Holdings may affect performance.

•	Earnings with respect to synthetic fuel operations, landfill gas and affordable housing investments will depend, in part, on the continued viability of, and compliance with the requirements for, applicable federal tax credits.

•	The final resolution of proposed adjustments regarding state income tax liabilities (which will depend on negotiations with the appropriate tax authorities) could affect financial position, earnings, and cash flows.

•	The credit ratings received from the rating agencies could affect the cost of borrowing, the access to capital markets and liquidity.

•	Overall performance by Holdings and its affiliates could be affected by economic, competitive, regulatory, governmental and technological factors affecting operations, markets, products, services and prices.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of financial loss that may impact our consolidated financial position, results of operations or cash flows due to adverse changes in market prices and rates.

Holdings. We manage our interest rate risk by balancing our exposure between fixed and variable rates, while attempting to minimize our interest costs. Currently, our variable interest rate debt is approximately $320.1 million, or 32.7%, of long-term debt. This variable rate debt is low-cost, tax-exempt debt. We also manage our interest rate risk by retiring and issuing debt from time to time and by maintaining a balance of short-term and long-term debt. A 10% increase in interest rates would have affected our variable rate debt obligations by increasing interest expense by approximately $0.3 million, $0.4 million and $1.1 million for the years ended December 31, 2003, 2002 and 2001. A 10% reduction in interest rates would have increased the market value of our fixed-rate debt by approximately $28.6 million and $49.7 million as of December 31, 2003 and 2002. Such changes would not have had a significant near-term effect on our future earnings or cash flows.

Duquesne Light. Duquesne Light manages its interest rate risk by balancing its exposure between fixed and variable rates, while attempting to minimize its interest costs. Currently, its variable interest rate debt is approximately $320.1 million, or 37.3%, of long-term debt. This variable rate debt is low-cost, tax-exempt debt. Duquesne Light also manages its interest rate risk by retiring and issuing debt from time to time and by maintaining a balance of short-term and long-term debt. A 10% increase in interest rates would have affected its variable rate debt obligations by increasing interest expense by approximately $0.3 million, $0.4 million and $0.7 million for the years ended December 31, 2003, 2002 and 2001. A 10% reduction in interest rates would have increased the market value of its fixed-rate debt by approximately $18.2 million and $37.6 million as of December 31, 2003 and 2002. Such changes would not have had a significant near-term effect on its future earnings or cash flows.

See our Provider of Last Resort discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of market risk associated with our POLR obligation.

Item 8. Consolidated Financial Statements and Supplementary Data.

INDEPENDENT AUDITORS’ REPORTS

To the Directors and Shareholders of Duquesne Light Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Duquesne Light Holdings, Inc. (formerly DQE, Inc.) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, retained earnings, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of Duquesne Light Holdings, Inc.’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Duquesne Light Holdings, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, Duquesne Light Holdings, Inc. changed its method of accounting for goodwill and other intangible assets.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania

March 5, 2004

To the Directors and Shareholder of Duquesne Light Company:

We have audited the accompanying consolidated balance sheets of Duquesne Light Company (a wholly owned subsidiary of Duquesne Light Holdings, Inc.) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, retained earnings, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of Duquesne Light Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Duquesne Light Company and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania

March 5, 2004

Duquesne Light Holdings

Consolidated Statements of Income

	(All Amounts in Millions, Except Per Share Amounts)
	Year Ended December 31,
	2003	2002	2001
Operating Revenues:
Retail sales of electricity	$780.8	$921.5	$1,025.5
Other	122.0	104.5	116.9

Total Operating Revenues	902.8	1,026.0	1,142.4

Operating Expenses:
Purchased power	393.7	428.1	414.3
Other operating and maintenance	221.8	217.4	224.9
Impairment of long-lived assets (Note 3)	—	30.2	67.3
Restructuring (Note 4)	—	5.2	27.9
Depreciation and amortization	87.3	185.6	348.6
Taxes other than income taxes	49.1	63.8	55.6

Total Operating Expenses	751.9	930.3	1,138.6

Operating Income	150.9	95.7	3.8

Investment income	35.4	36.6	39.4
Investment impairment (Note 3)	(1.0)	(33.7)	(61.7)

Total Other Income	34.4	2.9	(22.3)
Interest and Other Charges	74.4	83.5	103.4

Income (Loss) from Continuing Operations Before Income Taxes	110.9	15.1	(121.9)
Income Tax Expense (Benefit)	17.7	(11.6)	(77.4)

Income (Loss) from Continuing Operations	93.2	26.7	(44.5)
Income (Loss) from Discontinued Operations – Net (Note 13)	82.7	(127.6)	(108.9)

Income (Loss) before Cumulative Effect of Change in Accounting Principle	175.9	(100.9)	(153.4)
Cumulative Effect of Change in Accounting Principle – Net	—	(113.7)	—

Net Income (Loss)	175.9	(214.6)	(153.4)
Dividends on Preferred Stock (Note 1)	0.4	0.6	0.5

Earnings (Loss) Available for Common Stock	$175.5	$(215.2)	$(153.9)

Average Number of Common Shares Outstanding	75.0	65.6	55.9

Basic Earnings (Loss) Per Share of Common Stock:
Earnings (Loss) from Continuing Operations	$1.24	$0.40	$(0.80)
Earnings (Loss) from Discontinued Operations	1.10	(1.95)	(1.95)
Cumulative Effect of Change in Accounting Principle	—	(1.73)	—

Basic Earnings (Loss) Per Share of Common Stock	$2.34	$(3.28)	$(2.75)

Diluted Earnings (Loss) Per Share of Common Stock:
Earnings (Loss) from Continuing Operations	$1.22	$0.40	$(0.80)
Earnings (Loss) from Discontinued Operations	1.07	(1.95)	(1.95)
Cumulative Effect of Change in Accounting Principle	—	(1.73)	—

Diluted Earnings (Loss) Per Share of Common Stock	$2.29	$(3.28)	$(2.75)

Dividends Declared Per Share of Common Stock	$1.00	$1.34	$1.68

See notes to consolidated financial statements.

Duquesne Light Holdings

Consolidated Balance Sheets

	(Millions of Dollars)
	As of December 31,
Assets	2003	2002
Current Assets:
Cash and temporary cash investments	$33.8	$93.9

Receivables:
Electric customers	66.4	80.4
Unbilled electric customers	29.7	31.9
Other	24.6	29.3
Less: Allowance for uncollectible accounts	(5.7)	(7.7)

Total Receivables – Net	115.0	133.9

Materials and supplies (at average cost)	17.1	19.0
Prepaid expenses	11.6	13.8
Other	6.6	8.0
Discontinued operations	—	180.2

Total Current Assets	184.1	448.8

Long-Term Investments:
Leases	515.1	495.1
Gas rights and reserves	40.9	55.0
Affordable housing	2.5	3.2
Other	9.4	12.6

Total Long-Term Investments	567.9	565.9

Property, Plant and Equipment:
Electric plant in service	1,999.5	1,957.3
Construction work in progress – electric	64.2	61.6
Other energy facilities	28.2	27.8
Fiber optic network	28.2	27.6
Landfill gas equipment	14.1	15.4
Other	9.7	10.4

Gross property plant and equipment	2,143.9	2,100.1
Less: Accumulated depreciation and amortization	(706.6)	(674.6)

Total Property, Plant and Equipment – Net	1,437.3	1,425.5

Other Non-Current Assets:
Regulatory assets	281.6	280.3
Transition costs	8.4	24.1
Prepaid pension cost	21.6	16.9
Other	39.9	39.3

Total Other Non-Current Assets	351.5	360.6

Total Assets	$2,540.8	$2,800.8

See notes to consolidated financial statements.

Duquesne Light Holdings

Consolidated Balance Sheets

	(Millions of Dollars)
	As of December 31,
Liabilities and Capitalization	2003	2002
Current Liabilities:
Current debt maturities	$51.5	$1.0
Accounts payable	112.0	113.2
Accrued liabilities	50.8	60.5
Dividends declared	21.4	21.1
Other	13.7	13.2
Discontinued operations	29.9	40.0

Total Current Liabilities	279.3	249.0

Non-Current Liabilities:
Deferred income taxes – net	474.1	614.7
Deferred income	12.2	12.8
Pension liability	50.0	47.4
Other post-retirement benefits	35.8	34.8
Warwick Mine liability	27.0	30.0
Other	38.8	34.3

Total Non-Current Liabilities	637.9	774.0

Commitments and contingencies (Note 12)

Capitalization:
Long-Term Debt	977.5	1,082.0

Duquesne Light Obligated Mandatorily Redeemable Preferred Securities (Note 1)	—	150.0

Preferred and Preference Stock (aggregate involuntary liquidation value of $77.0 and $102.3):
Holdings preferred stock (Note 1)	—	22.4
Preferred stock of subsidiaries	61.6	61.6
Preference stock of subsidiaries	15.5	18.4

Total preferred and preference stock before deferred employee stock ownership plan (ESOP) benefit	77.1	102.4

Deferred ESOP benefit	(6.4)	(9.2)

Total Preferred and Preference Stock	70.7	93.2

Common Shareholders’ Equity:
Common stock – no par value (authorized – 187,500,000 shares; issued – 126,929,154 shares)	1,215.4	1,219.1
Retained earnings	553.1	452.9
Treasury stock (at cost) (51,505,469 and 52,584,174 shares)	(1,189.7)	(1,219.1)
Unearned compensation (Note 14)	(3.4)	—
Accumulated other comprehensive income	—	(0.3)

Total Common Shareholders’ Equity	575.4	452.6

Total Capitalization	1,623.6	1,777.8

Total Liabilities and Capitalization	$2,540.8	$2,800.8

See notes to consolidated financial statements.

Duquesne Light Holdings

Consolidated Statements of Cash Flows

	(Millions of Dollars)
	Year Ended December 31,
	2003	2002	2001
Cash Flows From Operating Activities:
Net income (loss)	$175.9	$(214.6)	$(153.4)
Principal non-cash charges (credits) to net income:
Depreciation and amortization	87.3	185.6	348.6
Bad debt expense	10.8	21.3	7.9
Revised facility utilization charge	4.9	—	—
Asset and investment impairments	1.0	63.9	129.0
Capital lease and investment amortization	13.0	5.9	45.9
Restructuring	—	5.2	27.9
Cumulative effect of a change in accounting principle – net	—	113.7	—
Investment income	(20.8)	(24.9)	(28.3)
Gain on disposition of investments	(12.1)	(0.8)	(11.0)
Deferred taxes	(142.1)	(30.6)	(85.6)
Changes in working capital other than cash (Note 18)	(11.9)	59.5	(79.8)
Other	(6.5)	(67.2)	(59.7)

Net cash provided from operating activities of:
Continuing operations	99.5	117.0	141.5
Discontinued operations	170.1	142.1	77.9

Net Cash Provided From Operating Activities	269.6	259.1	219.4

Cash Flows From Investing Activities:
Proceeds from sale of investments	21.4	22.2	99.6
Long-term investments	(3.7)	(5.4)	(6.8)
Capital expenditures	(78.0)	(83.8)	(120.4)
Other	6.4	5.2	(5.5)

Net Cash Used In Investing Activities	(53.9)	(61.8)	(33.1)

Cash Flows From Financing Activities:
Issuance of debt	—	300.0	—
Reductions of long-term debt	(204.8)	(553.0)	(87.9)
Issuance of common stock	—	223.4	—
Dividends on common and preferred stock	(64.4)	(74.1)	(94.6)
Repurchase of common and preferred stock	(6.0)	—	(0.3)
Other	(0.6)	(6.9)	(4.7)

Net Cash Used in Financing Activities	(275.8)	(110.6)	(187.5)

Net increase (decrease) in cash	(60.1)	86.7	(1.2)
Cash and temporary cash investments at beginning of year	93.9	7.2	8.4

Cash and temporary cash investments at end of year	$33.8	$93.9	$7.2

Supplemental Cash Flow Information
Cash paid during the year:
Interest (net of amount capitalized)	$67.7	$67.0	$109.8
Income taxes paid (refunded)	$86.1	$(45.4)	$27.6

See notes to consolidated financial statements.

Duquesne Light Holdings

Consolidated Statements of Comprehensive Income

	(Millions of Dollars)
	Year Ended December 31,
	2003	2002	2001
Net Income (Loss)	$175.9	$(214.6)	$(153.4)
Other comprehensive loss:
Unrealized holding losses arising during the year, net of tax of $(0.3), $(0.5) and $(15.0)	(0.4)	(1.0)	(27.8)
Reclassification adjustment for holding loss, net of tax	0.7	0.7	—

Comprehensive Income (Loss)	$176.2	$(214.9)	$(181.2)

See notes to consolidated financial statements.

Duquesne Light Holdings

Consolidated Statements of Retained Earnings

	(Millions of Dollars)
	Year Ended December 31,
	2003	2002	2001
Balance at beginning of year	$452.9	$759.7	$1,007.7
Net income (loss)	175.9	(214.6)	(153.4)
Dividends declared	(75.7)	(92.2)	(94.6)

Balance at end of year	$553.1	$452.9	$759.7

See notes to consolidated financial statements.

Duquesne Light Company

Consolidated Statements of Income

	(Millions of Dollars)
	Year Ended December 31,
	2003	2002	2001
Operating Revenues:
Retail Sales of Electricity:
Residential	$302.6	$335.2	$371.7
Commercial	334.9	410.5	456.3
Industrial	143.3	175.8	197.5

Total Retail Sales Of Electricity	780.8	921.5	1,025.5
Other	25.3	23.1	28.1

Total Operating Revenues	806.1	944.6	1,053.6

Operating Expenses:
Purchased power	393.7	428.1	414.3
Other operating and maintenance	129.5	121.8	125.9
Restructuring (Note 4)	—	3.9	10.8
Depreciation and amortization	76.4	169.1	331.0
Taxes other than income taxes	51.4	60.2	51.5

Total Operating Expenses	651.0	783.1	933.5

Operating Income	155.1	161.5	120.1
Other Income	20.3	31.9	39.1
Interest and Other Charges	(54.1)	(56.5)	(62.4)
Company Obligated Mandatorily Redeemable Preferred Securities Dividend Requirements (Note 1)	(6.3)	(12.6)	(12.6)

Net Income Before Income Taxes	115.0	124.3	84.2
Income Taxes	45.4	48.9	30.8

Net Income	69.6	75.4	53.4
Dividends on Preferred and Preference Stock	3.2	3.3	3.4

Earnings Available for Common Stock	$66.4	$72.1	$50.0

See notes to consolidated financial statements.

Duquesne Light Company

Consolidated Balance Sheets

	(Millions of Dollars)
	As of December 31,
Assets	2003	2002
Property, Plant and Equipment:
Electric plant in service	$1,999.5	$1,957.3
Construction work in progress	64.2	61.6

Gross property, plant and equipment	2,063.7	2,018.9
Less: Accumulated depreciation and amortization	(681.0)	(654.0)

Total Property, Plant and Equipment – Net	1,382.7	1,364.9

Long-Term Investments:
Investment in parent’s common stock	22.3	18.9
Other investments	4.8	4.8

Total Long-Term Investments	27.1	23.7

Current Assets:
Investment in DQE Capital Cash Pool	69.1	345.9
Customer Receivables:
Electric customers	66.4	80.4
Unbilled electric customers	29.7	31.9
Other	10.7	10.0
Less: Allowance for uncollectible accounts	(5.7)	(7.7)

Total Customer Receivables - Net	101.1	114.6

Affiliate Receivables:
Loan receivable from parent	250.0	250.0
Other	6.0	13.1

Total Affiliate Receivables	256.0	263.1

Materials and supplies (at average cost)	17.1	19.0
Other	14.8	6.5

Total Current Assets	458.1	749.1

Other Non-Current Assets:
Regulatory assets	281.6	280.3
Transition costs	8.4	24.1
Prepaid pension cost	21.6	16.9
Other	29.7	29.2

Total Other Non-Current Assets	341.3	350.5

Total Assets	$2,209.2	$2,488.2

See notes to consolidated financial statements.

Duquesne Light Company

Consolidated Balance Sheets

	(Millions of Dollars)
	As of December 31,
Capitalization and Liabilities	2003	2002
Capitalization:

Common Shareholder’s Equity:
Common stock (authorized – 90,000,000 shares, issued and outstanding – 10 shares)
Capital surplus	$488.6	$483.3
Retained earnings	42.9	41.4
Accumulated other comprehensive loss	(1.4)	(3.7)

Total Common Stockholder’s Equity	530.1	521.0

Company Obligated Mandatorily Redeemable Preferred Securities (Note 1)	—	150.0

Preferred and Preference Stock (aggregate involuntary liquidation value of $76.0 and $78.9):
Non-redeemable preferred stock	60.6	60.6
Non-redeemable preference stock	15.5	18.4

Total preferred and preference stock before deferred ESOP benefit	76.1	79.0
Deferred employee stock ownership plan (ESOP) benefit	(6.4)	(9.2)

Total Preferred and Preference Stock	69.7	69.8

Long-Term Debt	857.7	959.5

Total Capitalization	1,457.5	1,700.3

Current Liabilities:
Current debt maturities	50.5	—
Accounts payable	98.9	88.6
Payable to affiliates	62.0	107.4
Accrued liabilities	33.1	54.9
Preferred dividends	2.2	2.2
Other	3.5	8.3

Total Current Liabilities	250.2	261.4

Non-Current Liabilities:
Deferred income taxes – net	363.6	389.9
Warwick Mine liability	27.0	30.0
Pension liability	50.0	47.4
Other postretirement benefits	35.8	34.8
Other	25.1	24.4

Total Non-Current Liabilities	501.5	526.5

Commitments and Contingencies (Note 12)
Total Liabilities and Capitalization	$2,209.2	$2,488.2

See notes to consolidated financial statements.

Duquesne Light Company

Consolidated Statements of Cash Flows

	(Millions of Dollars)
	Year Ended December 31,
	2003	2002	2001
Cash Flows From Operating Activities:
Net income	$69.6	$75.4	$53.4
Principal non-cash charges (credits) to net income:
Depreciation and amortization	76.4	169.1	331.0
Bad debt expense	10.2	21.3	7.9
Revised facility utilization charge	4.9	—	—
Restructuring	—	3.9	10.8
Deferred taxes	(27.0)	(22.7)	(82.7)
Investment in DQE Capital cash pool	276.8	(31.1)	(141.3)
Changes in working capital other than cash (Note 18)	(52.1)	104.6	(36.9)
Other	(4.2)	(58.7)	(23.1)

Net Cash Provided From Operating Activities	354.6	261.8	119.1

Cash Flows From Investing Activities:
Proceeds from disposition of investments	0.4	2.6	5.0
Construction expenditures	(76.1)	(72.5)	(59.1)
Other	—	(4.7)	(3.8)

Net Cash Used In Investing Activities	(75.7)	(74.6)	(57.9)

Cash Flows From Financing Activities:
Issuance of debt	—	300.0	—
Reductions of long-term debt	(202.8)	(403.0)	—
Dividends on common and preferred stock	(72.8)	(67.7)	(56.2)
Other	(3.3)	(16.5)	(5.0)

Net Cash Used in Financing Activities	(278.9)	(187.2)	(61.2)

Net increase (decrease) in cash	—	—	—
Cash and temporary cash investments at beginning of year	—	—	—

Cash and temporary cash investments at end of year	$—	$—	$—

Supplemental Cash Flow Information
Cash paid during the year:
Interest (net of amount capitalized)	$45.6	$53.2	$61.2
Income taxes	$94.5	$1.8	$83.0

See notes to consolidated financial statements.

Duquesne Light Company

Consolidated Statements of Comprehensive Income

	(Millions of Dollars)
	Year Ended December 31,
	2003	2002	2001
Net Income	$69.6	$75.4	$53.4
Other comprehensive loss:
Unrealized holding gains (losses) arising during the year, net of tax of $1.6, $(1.9) and $(7.2)	2.3	(2.7)	(10.2)

Comprehensive Income	$71.9	$72.7	$43.2

See notes to consolidated financial statements.

Duquesne Light Company

Consolidated Statements of Retained Earnings

	(Millions of Dollars)
	As of December 31,
	2003	2002	2001
Balance at beginning of year	$41.4	$44.4	$47.1
Net income	69.6	75.4	53.4
Dividends declared	(68.1)	(78.4)	(56.1)

Balance at end of year	$42.9	$41.4	$44.4

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following Notes present information on both Duquesne Light Holdings, Inc. (Holdings) and Duquesne Light Company (Duquesne Light). Information on Holdings and its subsidiaries (not including Duquesne Light and its subsidiaries) shall not be deemed to be included as part of Duquesne Light’s Notes. Specifically, information on the Energy Services and Financial business segments, and the all other category, is not so included.

References in the Notes to “we,” “us” and “our” are to Holdings and its subsidiaries, collectively.

1. Accounting Policies

CONSOLIDATION

Holdings is an energy services holding company. Our subsidiaries include those discussed below.

The consolidated financial statements of Holdings and Duquesne Light include their accounts and their wholly and majority owned subsidiaries. The equity method of accounting is used for 20% to 50% interests in other companies. Under the equity method, original investments are recorded at cost and adjusted by our share of undistributed earnings or losses of these companies. All material intercompany balances and transactions have been eliminated in the consolidation.

Continuing Operations

Duquesne Light, our largest subsidiary, is an electric utility engaged in the supply (through its provider-of-last-resort service (POLR)), transmission and distribution of electric energy. Its subsidiaries are primarily involved in operating our automated meter reading technology and providing financing to certain affiliates.

DQE Energy Services, LLC is an energy facilities management company that provides energy outsourcing solutions including development, operation and maintenance of energy and synthetic fuel facilities.

DQE Communications, Inc. owns, operates and maintains a high-speed, fiber optic based network, and leases dark fiber from the network to commercial, industrial and academic customers.

DQE Financial Corp. owns and operates landfill gas collection and processing systems, and is an investment and portfolio management organization focused on structured finance and alternative energy investments.

DQE Capital Corporation provides financing to Holdings for use with its affiliates.

Discontinued Operations

During 2003, AquaSource, Inc. (formerly our water resource management subsidiary) completed the sale of its assets, pursuant to agreements entered into in 2002. We sold the propane distribution business of our subsidiary, Pro Am, Inc. in December 2002. (See Note 13.)

BASIS OF ACCOUNTING

Holdings and Duquesne Light are subject to the accounting and reporting requirements of the Securities and Exchange Commission (SEC). Duquesne Light’s electricity delivery business is also subject to regulation by the Pennsylvania Public Utility Commission (PUC) and the Federal Energy Regulatory Commission (FERC) with respect to rates for delivery of electric power, accounting and other matters.

As a result of Duquesne Light’s PUC-approved restructuring plan in 1998, the electricity supply segment does not meet the criteria of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” Pursuant to the PUC’s final restructuring order, and as provided in the Pennsylvania Electricity Generation Customer Choice and Competition Act (Customer Choice Act), generation-related transition costs are being recovered through a competitive transition charge (CTC) collected in connection with providing transmission and distribution services, and these assets have been reclassified accordingly. The electricity delivery business segment continues to meet SFAS No. 71 criteria, and accordingly reflects regulatory assets and liabilities consistent with cost-based ratemaking regulations. The regulatory assets represent probable future revenue, because provisions for these costs are currently included, or are expected to be included, in charges to electric utility customers through the ratemaking process. (See Note 2.) These regulatory assets as of December 31, 2003 and 2002 consist of regulatory tax receivables of $222.0 million and $222.9 million, unamortized debt costs of $42.5 million and $41.6 million, and deferred employee and other costs of $17.1 million and $15.8 million. These assets are currently being recovered over a period of approximately 28 years and are not earning a rate of return.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions with respect to values and conditions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period also may be affected by the estimates and assumptions management is required to make. Management evaluates these estimates on an ongoing basis, using historical experience and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from these estimates.

CUSTOMER CONCENTRATIONS

Duquesne Light’s electric utility operations provide service to approximately 588,000 direct customers in southwestern Pennsylvania (including in the City of Pittsburgh), a territory of approximately 800 square miles.

DQE Energy Services relies on a single synthetic fuel facility customer for a significant portion of its revenues and earnings.

REVENUES FROM UTILITY SALES

Duquesne Light’s meters are read monthly, and electric utility customers are billed on the same basis. Revenues reflect actual customer usage in an accounting period, regardless of when billed.

Electricity sales revenue includes related excise and other taxes, primarily gross receipts taxes, that are collected from ratepayers and remitted to the appropriate taxing agency. These taxes are recorded in a taxes payable account at the time of sale and as an expense in taxes other than income taxes. The payable is relieved when payment is made to the appropriate taxing agency. The excise and other taxes recorded in revenue were approximately $43 million, $54 million and $38 million in 2003, 2002 and 2001.

OTHER OPERATING REVENUES AND OTHER INCOME

Other operating revenues include non-megawatt-hour electric utility revenues, such as transmission fees charged to other utilities that use Duquesne Light’s transmission system, and revenues from our other business lines’ operating activities. In addition, Duquesne Light charges rental fees to third parties who have cable or other equipment attached to its utility poles and transmission towers, or who have cable included in its underground ducts.

SFAS No. 13, “Accounting for Leases,” allows for the recognition of lease transactions as sales-type leases if certain criteria are met. DQE Communications recorded no such transactions that met the criteria of SFAS No. 13 in 2003 or 2002. In 2001, three transactions resulted in the recognition of approximately $11.0 million of revenues and $5.1 million of net income.

Duquesne Light’s other income consists primarily of interest income from the loan receivable from Holdings and the investment in the DQE Capital cash pool discussed below. Gains or losses resulting from the disposition of certain assets are also included here.

Holdings investment income consists primarily of income from long-term investments, and gains or losses from the disposition of certain assets.

STOCK-BASED COMPENSATION

We continue to account for stock-based employee compensation using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, compensation cost is measured as the excess, if any, of the quoted market price of Holdings common stock at the date of the grant over the amount an employee must pay to acquire the stock and is spread over the vesting period, as applicable. For stock-based compensation with specified performance criteria, compensation cost is generally recognized as the excess, if any, of the quoted market price of Holdings common stock at the date the specified criteria are met, over the amount an employee must pay to acquire the stock, and is spread over the vesting period, as applicable. The following tables illustrate the effect on reported income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as required under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.”

Duquesne Light Holdings

	(Millions of Dollars, Except Per Share Amounts)
	Year Ended December 31,
	2003	2002	2001
Reported net income (loss)	$175.9	$(214.6)	$(153.4)

Add:
Stock-based compensation determined under the intrinsic value method for all option awards, net of tax	0.6	0.6	—

Deduct:
Stock-based compensation determined under the fair value method for all option awards, net of tax	(0.5)	(1.2)	(0.3)

Pro forma net income (loss)	$176.0	$(215.2)	$(153.7)

Basic earnings (loss) per share:
Reported	$2.34	$(3.28)	$(2.75)
Pro forma	$2.34	$(3.29)	$(2.76)

Diluted earnings (loss) per share:
Reported	$2.29	$(3.28)	$(2.75)
Pro forma	$2.30	$(3.28)	$(2.76)

Duquesne Light Company

	(Millions of Dollars)
	Year Ended December 31,
	2003	2002	2001
Reported net income	$69.6	$75.4	$53.4
Add:
Stock-based compensation determined under the intrinsic value method for all option awards, net of tax	0.2	0.6	—
Deduct:
Stock-based compensation determined under the fair value method for all option awards, net of tax	(0.3)	(1.2)	(0.3)

Pro forma net income	$69.5	$74.8	$53.1

DEPRECIATION AND AMORTIZATION

Depreciation expense of $70.9 million, $67.7 million, and $70.5 million was recorded at Holdings in 2003, 2002 and 2001. Depreciation expense of $60.0 million, $56.3 million and $59.7 million was recorded at Duquesne Light in 2003, 2002 and 2001. Depreciation of property, plant and equipment is recorded on a straight-line basis over the estimated remaining useful lives of properties, which is approximately 29 years for both the transmission and distribution portions of electric plant in service. Depreciation of other property, plant and equipment is recorded on a straight line basis over the estimated useful lives of properties, which are between 5 and 15 years. Amortization of gas rights and reserve investments and depreciation of related property are on a units of production method over the total estimated gas reserves through the applicable tax credit period. Amortization of transition costs represents the difference between CTC revenues billed to customers (net of gross receipts tax) and the allowed 11% pre-tax return on the unrecovered net of tax transition cost balance.

EARNINGS PER SHARE

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share are computed on the basis of the weighted average number of common shares outstanding, plus the effect of the outstanding Employee Stock Ownership Plan shares, Holdings preferred stock, stock options and other types of stock-based compensation discussed in Note 14, unless a net loss from continuing operations occurs as the inclusion of these shares would be anti-dilutive. The treasury stock method is used in computing the dilutive effect of stock options. This method assumes any proceeds obtained upon the exercise of options would be used to purchase common stock at the average market price during the period. The following table presents the numerators and denominators used in computing the diluted earnings per share for 2003, 2002 and 2001.

Diluted Earnings Per Share for the Year Ended December 31,

	(Millions of Dollars)
	2003	2002	2001
Income (loss) from continuing operations	$93.2	$26.7	$(44.5)
Less: Preferred dividends	0.4	0.6	0.5

Earnings (loss) from continuing operations for common stock	92.8	26.1	(45.0)
Dilutive effect of:
ESOP dividends	1.4	—	—
Preferred stock dividends	0.8	—	—

Diluted Earnings (Loss) from Continuing Operations for Common Stock	$95.0	$26.1	$(45.0)

	(Millions of Shares)
	2003	2002	2001
Basic average shares	75.0	65.6	55.9
Dilutive effect of:
ESOP shares	1.2	—	—
Holdings preferred stock	1.4	—	—
Stock options	—	0.1	—

Diluted average shares	77.6	65.7	55.9

Diluted Earnings (Loss) Per Share from Continuing Operations	$1.22	$0.40	$(0.80)

Note: In 2003, 1.4 million options are not included because the exercise price of these options exceeds the average stock price. In 2002, the incremental shares from assumed conversions of ESOP shares and Holdings preferred stock are not included in computing diluted per-share amounts because they are anti-dilutive. Also in 2002, 1.8 million options are not included because the exercise prices of these options exceed the average stock price.

TEMPORARY CASH INVESTMENTS

Temporary cash investments are short-term, highly liquid investments with original maturities of three or fewer months. They are stated at cost, which approximates market. We consider temporary cash investments to be cash equivalents.

DQE CAPITAL CASH POOL

All Holdings subsidiaries participate in a cash pool arrangement with their affiliate DQE Capital. Through this arrangement, available cash is deposited with DQE Capital and interest is earned daily at a market rate. DQE Capital from time to time lends funds from the pool, on a demand basis, to Holdings which, in turn, makes loans and/or capital contributions to its other subsidiaries to provide funds for capital expenditures, new investments or operating expenses. An investor in the pool is entitled to withdraw its investment at any time, and, to the extent that sufficient cash is not then on deposit, DQE Capital would have to demand full or partial repayment by Holdings of the loan to it. (See Note 9.) Duquesne Light’s investment in the pool is shown on its consolidated balance sheets. Duquesne Light reduced its investment in the pool primarily to retire long-term debt in 2003.

RECEIVABLES

Receivables on the consolidated balance sheets are comprised of outstanding billings for electric customers, other utilities, and amounts related to unbilled revenues. At Holdings, receivables include the outstanding billings of our other business lines.

INVESTMENT IN HOLDINGS STOCK

As of December 31, 2003 and 2002, the fair market value of Duquesne Light’s investment in Holdings common stock was $22.3 million and $18.9 million, and the cost of the investment was $24.7 million and $25.2 million. This investment is eliminated in the consolidated balance sheets of Holdings with the related shares and cost reflected as treasury stock.

This investment was in a continuous unrealized loss position for more than 12 months as of December 31, 2003, with a total unrealized loss of $2.4 million.

If the unrealized loss is determined to be other than temporary, it will be written off and an impairment charge will be recognized on the statement of income.

PROPERTY, PLANT AND EQUIPMENT

The asset values of Duquesne Light’s utility properties are stated at original construction cost, which includes related payroll taxes, pensions and other fringe benefits, as well as administrative costs. Also included in original construction cost is an allowance for funds used during construction, which represents the estimated cost of debt and equity funds used to finance construction.

Additions to, and replacements of, property units are charged to plant accounts. Maintenance, repairs and replacement of minor items of property are recorded as expenses when they are incurred. The costs of electricity delivery business segment properties that are retired (plus removal costs and less any salvage value) are charged to accumulated depreciation and amortization.

Substantially all of the electric utility properties are subject to the lien of Duquesne Light’s first mortgage indenture.

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

ASSET RETIREMENT OBLIGATIONS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair value can be made. The entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. The capitalized cost is then depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. The adoption of SFAS No. 143 did not have a significant impact on the financial statements of either Holdings or Duquesne Light.

GOODWILL

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which establishes financial accounting and reporting for acquired goodwill and other intangible assets. This standard requires that goodwill and intangible assets with indefinite useful lives not be amortized but, instead, be tested at least annually for impairment, and more frequently if certain indicators appear. We adopted this standard effective January 1, 2002, and accordingly ceased amortization of goodwill, our only intangible asset with an indefinite useful life. Our goodwill related to both AquaSource and Pro Am.

We considered independent valuations performed on both of these reporting units in order to determine their fair values as of January 1, 2002. These valuations determined the implied fair values of each of the reporting units using a discounted cash flow analysis and public company trading multiples. These valuations indicated that the fair values of both reporting units were less than their carrying values, an indication of impairment. We then assessed the fair value of the tangible assets and liabilities of each of these reporting units, and determined that substantially all of the goodwill related to the water distribution reporting unit and a portion of the goodwill related to the propane delivery reporting unit was impaired as of January 1, 2002. Accordingly, we recognized a $113.7 million charge, recorded as of January 1, 2002, as the cumulative effect of a change in accounting principle for the impairment of goodwill, consisting of $103.0 million related to water distribution and $10.7 million related to propane delivery. The impaired goodwill was not deductible for tax purposes, and as a result, no tax benefit was recorded in relation to the charge.

In 2001, if we had excluded the goodwill amortization expense that is no longer recorded under the provisions of SFAS No. 142, we would not have recognized $4.4 million of amortization expense related to water distribution assets and $1.2 million of expense related to propane delivery assets. Our pro forma net loss would have been $147.8 million. Our pro forma basic and diluted loss per share would have been $2.65. Our reported basic and diluted loss per share both were $2.75.

INCOME TAXES

In accordance with SFAS No. 109, “Accounting for Income Taxes,” Holdings and Duquesne Light use the liability method in computing deferred taxes on all differences between book and tax bases of assets and liabilities. These book/tax differences occur when events and transactions recognized for financial reporting purposes are not recognized in the same period for tax purposes. The deferred tax liability or asset is also adjusted in the period of enactment for the effect of changes in tax laws or rates. Valuation allowances are provided against deferred tax assets for amounts which are not considered “more likely than not” to be realized. Holdings’ overall effective tax rate is significantly reduced by the income tax credits generated from our synthetic fuel, landfill gas and affordable housing investments.

We file a consolidated U.S. federal income tax return with our subsidiaries, all of whom participate in an intercompany tax sharing agreement which generally provides that taxable income for each subsidiary be calculated as if it filed a separate return. The federal tax liability for Duquesne Light is reflected in payable to affiliates on its consolidated balance sheets. (See Note 16.)

Duquesne Light recognizes a regulatory asset for deferred tax liabilities that are expected to be recovered through rates. The difference in the provision for deferred income taxes related to depreciation of electric plant in service and the amount that otherwise would be recorded under generally accepted accounting principles is deferred and included in regulatory assets on the consolidated balance sheets.

PENSION AND OTHER POSTRETIREMENT BENEFITS

See Note 14 for a discussion of the accounting for pension and other postretirement benefits.

CONTINGENT LIABILITIES

Holdings and Duquesne Light establish reserves for estimated loss contingencies when it is management’s assessment that a loss is probable and the amount can be reasonably estimated. Revisions to contingent liabilities are reflected in income in the period in which different facts or information become known, or circumstances change, that affect the previous assumptions with respect to the likelihood or amount of loss. Reserves for contingent liabilities are based upon management’s assumptions and estimates, which consider advice of legal counsel, or other third parties regarding probable outcomes of the matter. Should the ultimate outcome differ from the assumptions and estimates, revisions to the estimated reserves for contingent liabilities would be recognized. Such contingent liabilities include, but are not limited to, restructuring liabilities (see Note 4), income tax matters (see Note 10), and other commitments and contingencies (see Note 12).

GUARANTEES

In the normal course of business, Holdings, Duquesne Light and their subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include, for example, guarantees, stand-by letters of credit and surety bonds. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended business purposes. To determine if there is a liability, and its fair value, we use a probabilistic model to assess the possibilities of future payments under the indemnifications. We discount these future cash payments using estimated interest rate values and, if necessary, record a liability. (See Note 12.)

DERIVATIVES

On January 1, 2001, Holdings and Duquesne Light adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Neither the initial adoption nor the continued application of SFAS No. 133 has had a significant effect on our financial statements.

DIVIDENDS

Holdings’ practice has been for its subsidiaries to dividend their earnings on a quarterly basis, if cash is available. In addition, special dividends are declared periodically related to proceeds from asset sales and other special circumstances. During the years ended December 31, 2003, 2002 and 2001, Duquesne Light declared cash dividends on common stock of $65.0 million, $75.0 million and $52.7 million to Holdings as estimates of earnings for the year. (See Note 5.)

RECLASSIFICATION

The 2002 and 2001 consolidated financial statements have been reclassified to conform with the 2003 presentation.

During 2003 we reclassified the income tax credits generated from our synthetic fuel, landfill gas and affordable housing investments as an offset to income tax expense. We had previously recorded these credits as other income. The income tax credits generated at Holdings in 2003, 2002 and 2001 totaled $31.3 million, $31.5 million and $41.8 million. (See Note 10.)

RECENT ACCOUNTING PRONOUNCEMENTS

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (as revised in December 2003, FIN 46R), which addresses the consolidation of variable interest entities (VIEs) by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise with the majority of the risks or rewards associated with the VIE. FIN 46R applies to public entities that have an interest in a structure that is commonly referred to as a special-purpose entity for periods ending after December 15, 2003. For all other types of VIEs, FIN 46R requirements apply for periods ending after March 15, 2004. Holdings and Duquesne Light adopted the provisions of FIN 46R that apply to special purpose entities as of December 31, 2003.

Duquesne Capital L.P., a special-purpose limited partnership of which Duquesne Light is the sole general partner, had outstanding as of December 31, 2003, $150.0 million principal amount of 8 3/8% Monthly Income Preferred Securities, Series A (MIPS), each with a stated liquidation value of $25.00. As of December 31, 2003, there were six million shares authorized and outstanding. Duquesne Capital, at the direction of Duquesne Light, has the option to redeem the MIPS at any time, in whole or in part. The MIPS are also subject to mandatory redemption at the maturity of the Subordinated Debentures (defined below). Until December 2003, Duquesne Light consolidated Duquesne Capital. Under FIN 46R, Duquesne Light is not the primary beneficiary of Duquesne Capital and as of December 31, 2003, has discontinued the consolidation of the subsidiary. The holders of the MIPS are the primary beneficiaries because they bear the risk of absorbing the majority of any losses incurred by the partnership.

Duquesne Capital applied the proceeds of the sale of the MIPS, together with certain other funds, to the purchase from Duquesne Light of $151.5 million principal amount of Duquesne Light’s 8 3/8% Subordinated Deferrable Interest Debentures, Series A, due May 31, 2044 (Subordinated Debentures). The Subordinated Debentures are Duquesne Capital’s sole assets, and Duquesne Capital has no business activity other than holding the Debentures. Duquesne Light has guaranteed the payment of distributions on, and redemption price and liquidation amount in respect of, the MIPS to the extent that Duquesne Capital has funds available for such payment from the Subordinated Debentures. Upon any redemption of the MIPS, the Subordinated Debentures will be mandatorily redeemed.

As a result of the discontinuance of consolidation, the following classifications have been made on the December 31, 2003 balance sheet. Duquesne Light had a $1.5 million investment in Duquesne Capital and debt equal to the $151.5 million principal amount of the Subordinated Debentures discussed above. In December 2003, Duquesne Capital issued a call notice for $50 million (or one third) of the outstanding MIPS effective January 26, 2004. Accordingly, $50.5 million (or one third) of the Subordinated Debentures were also called. Therefore, as of December 31, 2003, $50.5 million of Subordinated Debentures are included in current debt maturities. The remaining $101 million is included in long-term debt. The investment in an unconsolidated subsidiary is included in other long-term investments.

Management of Holdings and Duquesne Light does not believe the adoption of the remaining components of FIN 46R will have a material impact on their consolidated financial position, earnings or cash flows.

Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This standard requires that an issuer classify a financial instrument that falls within its scope as a liability, or as an asset in some circumstances. This standard was adopted effective July 1, 2003, and accordingly we began classifying Holdings’ preferred stock as a liability.

Holdings preferred stock falls within the scope of SFAS No. 150 due to the mandatory conversion feature embodied in this instrument and the fact that the monetary value of the obligation is based solely on a fixed monetary amount that is known at inception. Previously, Holdings preferred stock, with a recorded value of $15.2 million as of December 31, 2003, was shown as a component of capitalization on the consolidated balance sheets. Upon adoption of this standard, the Holdings preferred stock is included in other liabilities on the consolidated balance sheets ($8.6 million current and $6.6 million non-current), with the dividends paid on the stock classified as interest and other charges, rather than dividends, effective after July 1, 2003.

Until the adoption of FIN 46R, the MIPS fell within the scope of SFAS No. 150. There were $5.4 million in costs associated with the issuance of the MIPS that were previously recorded as a reduction of the equity proceeds. Upon adoption of SFAS No. 150, these costs have been treated as debt issuance costs, and effective July 1, 2003, have been reclassified to other non-current assets on the consolidated balance sheets. The effect on the statement of income as a result of the adoption of SFAS No. 150 was not material.

2. Rate Matters

COMPETITIVE TRANSITION CHARGE

Under Customer Choice, customers must choose to receive their electric energy from an alternative generation supplier or through Duquesne Light’s POLR arrangements. Customers who select an alternative generation supplier pay for generation charges set competitively by that supplier, and pay Duquesne Light transmission and distribution charges and any CTC that has not already been collected for a customer’s rate class.

Duquesne Light has completed the CTC collection from most of its customers. As of December 31, 2003, the CTC balance has been fully collected for approximately 99.9% of customers, representing approximately 92% of the megawatt-hour (MWh) sales for 2003. The transition costs, as reflected on the consolidated balance sheets, are being amortized over the same period that the CTC revenues are being recognized. For regulatory purposes, the unrecovered net of tax balance of transition costs was approximately $5 million as of December 31, 2003, and approximately $15 million as of December 31, 2002. Duquesne Light is allowed to earn an 11.0% pre-tax return on these amounts.

PROVIDER OF LAST RESORT

POLR I and II. Orion Power Midwest (a subsidiary of Reliant Resources, Inc.) is Duquesne Light’s supplier under POLR I and II. As discussed in “Results of Operations” above, POLR II extends through December 31, 2004, and permits Duquesne Light a margin per MWh supplied. This margin fluctuates based on the mix of rate classes and number of customers participating in POLR II. The number of POLR customers will fluctuate depending on market prices and the number of alternative generation suppliers in the retail supply business.

There are certain safeguards in POLR I and II designed to mitigate losses in the event that Orion defaults on its performance under the arrangement. Contractually, Duquesne Light has various credit enhancements to address market exposure if Orion failed to deliver the required POLR supply. As of December 31, 2003, Duquesne Light held an irrevocable $7 million letter of credit that could be increased based on Orion’s investment ratings and net worth. Duquesne Light also remits the POLR customer payments 35 days after billing the customer. Duquesne Light has the right not to remit these payments in the event of an Orion default.

If Orion were to fail to deliver, Duquesne Light would be required to procure its POLR supply requirements in the energy markets. If market prices for energy were higher than the POLR rate at the time of default, Duquesne Light could potentially be acquiring energy for sale to POLR customers at a loss. If that were to happen and the contractual provisions with Orion were not sufficient to cover any loss, Duquesne Light would seek regulatory recovery of any additional loss. While the Customer Choice Act provides generally for POLR supply costs to be borne by customers, prior litigation suggests that the PUC may not permit Duquesne Light to pass any costs in excess of the existing PUC-approved POLR prices on to its customers.

Duquesne Light retains the risk that customers will not pay for the POLR generation supply. However, a component of Duquesne Light’s delivery rate is designed to cover the cost of a normal level of uncollectible accounts.

POLR III. On December 9, 2003, Duquesne Light submitted POLR III, its rate plan and related generation supply plan intended to cover the period beginning in 2005, to the PUC for approval.

On October 24, 2003, Duquesne Power, LP, a newly formed subsidiary of Duquesne Light, announced the signing of a definitive agreement to purchase WPS Resources Corporation’s Sunbury generation station for approximately $120 million, which includes inventories and other items. The Sunbury plant would be used in conjunction with Duquesne Light’s POLR III service to residential and small commercial electric customers. Closing on the transaction is conditioned on PUC approval of POLR III, currently anticipated to occur in the summer of 2004, as well as other related regulatory approvals.

FERC Order No. 2000, as amended, calls on transmission-owning utilities such as Duquesne Light to join regional transmission organizations (RTOs) by September 2004. Duquesne Light is committed to ensuring a stable, plentiful supply of electricity for its customers. Toward that end, Duquesne Light anticipates joining the Pennsylvania-New Jersey-Maryland (PJM) RTO as part of POLR III. Duquesne Light expects to recover its incremental expenses incurred due to joining PJM through its rates.

RATE FREEZE

In connection with POLR II, Duquesne Light negotiated a rate freeze for generation, transmission and distribution rates. The rate freeze fixed generation rates for retail POLR II customers through December 31, 2004, and continued the transmission and distribution rates for all customers at then-current levels through 2003. Under certain circumstances, affected interests may file a complaint alleging that Duquesne Light has exceeded reasonable earnings, in which case the PUC could make adjustments to rectify such earnings.

3. Impairment Charges

DQE FINANCIAL

Fresh Kills. GSF Energy, L.L.C. (GSF), a DQE Financial subsidiary, had a concession agreement expiring in October 2018 for the gas rights to New York City’s Fresh Kills landfill. GSF also maintained an investment in a gas processing facility at the landfill and was constructing additional processing capacity when the World Trade Center tragedy occurred. The debris from the World Trade Center was transported to the Fresh Kills landfill and currently rests on top of the landfill’s largest hill. During 2002, GSF realized reductions in available gas due to the continued effects of the World Trade Center debris as well as other actions taken by the New York City Department of Sanitation resulting in further damage to its gas collection system. On January 16, 2003, GSF initiated litigation against the City of New York acting by and through its Department of Sanitation in the United States District Court for the Southern District of New York. Concurrently, GSF tendered notice of its intent to surrender the concession agreement in 180 days as permitted by the concession agreement. The surrender date was extended to facilitate settlement discussions.

The complaint sought rescission of the concession agreement and related relief and sought an injunction to prevent the City from taking any action to declare an event of default under the concession agreement, accelerate payment under a promissory note or draw on letters of credit supporting GSF’s obligations thereunder. On that same date, GSF filed a notice of claim with the New York City Comptroller seeking monetary relief as an alternative to its rescission and other claims set forth in the complaint. The complaint was resolved in February 2004. (See Note 12.)

DQE Financial (the Financial business segment) recorded a $30.2 million pre-tax, or $19.7 million after-tax, asset impairment charge relating to the Fresh Kills landfill gas site during 2002. Based on reduced gas flows experienced at the site and the actions taken to abandon the gas rights, management determined that the Fresh Kills investment was fully impaired, and recognized a charge to write its investment in the gas rights and long-lived assets to zero as of December 31, 2002.

During 2001, the excess weight from the World Trade Center debris caused damage to the gas collection system as well as reduced gas flows at the Fresh Kills site. Also, additional security at the site caused construction delays, and it was determined that the Fresh Kills investment was partially impaired. DQE Financial also recognized a charge due to asset abandonment or impairment at three other landfill gas sites. These asset impairments resulted in a $67.3 million pre-tax, or $43.7 million after-tax impairment charge in 2001.

We determined the value of the DQE Financial impairments by projecting the undiscounted future cash flows generated by the specific assets over the assets’ expected lives. To the extent that the undiscounted future cash flows did not exceed the book carrying value of the assets, the future cash flows were discounted back at our cost of borrowing to determine the carrying value of the assets. The impairment charges recorded are the difference between the previous book carrying values and the carrying value determined by this process.

Other. DQE Financial maintains a limited partnership investment in a waste-to-energy facility. In 2002, Moody’s Investor Service downgraded the credit rating of the general partner’s parent, who also guaranteed the partnership’s obligations. This credit condition led to an event of default under the partnership’s service agreement to operate the underlying waste-to-energy facility for a local authority. On April 1, 2002, the general partner, its parent and the partnership filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The local authority issued a notice to terminate the service agreement; however, the termination was suspended under the automatic stay protection afforded the partnership by the bankruptcy filing.

The local authority’s original restructuring proposal, made in December 2002, did not allow DQE Financial to recover its investment in this project. Management determined that the investment had been fully impaired. This investment impairment resulted in a pre-tax charge of $15.6 million, or $10.1 million after-tax, in 2002. There is no remaining book value.

The partnership group, including DQE Financial, the bondholders and the local authority agreed to a restructured service agreement in October 2003. The restructure is contingent upon the general partner’s parent’s emergence from bankruptcy. As part of the restructuring, we received a distribution of $1.3 million of previously escrowed cash.

DQE ENTERPRISES

In 2001, we formalized plans to monetize our DQE Enterprises investments as opportunities presented themselves. This business was not consistent with our focus on our core regulated utility businesses, and opportunities related to these investments did not develop as expected due to market conditions.

During the second quarter of 2003, DQE Enterprises wrote down two investments in publicly traded applied technology businesses to their quoted market value as of the balance sheet date, and recognized the associated impairment charge of $1.0 million. This charge reflected an other-than-temporary decline in the market value of the underlying securities. DQE Enterprises sold all its publicly held investments, and there is no book value remaining, as of December 31, 2003.

During 2002, Enterprises wrote down three investments in publicly traded applied technology businesses to their quoted market value as of the balance sheet date, and recognized the associated pre-tax impairment charge of $10.9 million. This charge reflected an other-than-temporary decline in the market value of the underlying securities. Enterprises also recorded a $7.2 million pre-tax impairment charge for the write-off of five investments in privately held entities, two of which had filed for protection under Chapter 7 of the U.S. Bankruptcy Code. No tax benefit was recorded relating to these impairment charges.

During 2001, Enterprises sold two investments and recognized an impairment charge to write off all or parts of 11 other investments, resulting in a pre-tax charge of $61.7 million, or $36.1 million after-tax.

We determined the value of the impairment of each of the privately held investments by analyzing their business prospects. This analysis included an evaluation of the business’ cash on-hand, its fundraising abilities, its number of customers and contracts, and its overall ability to continue as a going concern. In addition, we obtained an independent external valuation for certain of the businesses.

4. Restructuring Charges

In 2001, we recorded a pre-tax restructuring charge of $27.9 million (including $10.8 million at Duquesne Light) related to (1) the consolidation and reduction of certain administrative and back-office functions through an involuntary termination plan; (2) the abandonment of certain office facilities; and (3) the write-off of certain leasehold-improvements related to those office facilities. Approximately 170 employees (96 at Duquesne Light) were terminated in connection with this restructuring.

In 2002, we recorded a pre-tax restructuring charge of $4.2 million (including $3.7 million at Duquesne Light) related to further consolidation and centralization of certain administrative functions. The 2002 restructuring charge primarily included severance costs for 20 executive, management, professional and administrative personnel (14 at Duquesne Light), all of whom were terminated by June 30, 2003.

In 2002, we increased our restructuring liability and restructuring expense by approximately $1.0 million for revisions to our 2001 restructuring plan. Approximately $1.2 million of this increase (including $0.2 million at Duquesne Light) was due to revised estimates of certain severance-related benefits to be paid. Offsetting this increase was a decrease to the 2001 restructuring liability of $0.2 million resulting from a partial lease termination at one of our former office facilities.

In 2003, we increased our restructuring liability by $0.8 million for revised estimates of severance benefits to be paid under the 2002 restructuring plan. In addition, we decreased the 2001 restructuring liability by $1.4 million (including $0.2 million at Duquesne Light), primarily due to future sublease income for one of our abandoned office locations.

The following table summarizes the restructuring activities for the Holdings 2001 and 2002 restructuring plans.

Holdings Restructuring Liability

	(Millions of Dollars)
	Employee Termination Benefits	Lease Costs	Total
Beginning Balance, November 30, 2001 (a)	$18.1	$9.8	$27.9
Payments in 2001	(4.2)	(2.0)	(6.2)

Balance, December 31, 2001 (a)	13.9	7.8	21.7
Restructuring charge 2002	4.9	—	4.9
Adjustments to 2001	1.2	(0.2)	1.0
Payments on 2002	(0.3)	—	(0.3)
Payments on 2001	(11.4)	(2.8)	(14.2)

Balance, December 31, 2002 (a)	8.3	4.8	13.1
Adjustments to 2002	0.8	—	0.8
Adjustments to 2001	(0.2)	(1.2)	(1.4)
Payments on 2002	(3.5)	—	(3.5)
Payments on 2001	(2.1)	(1.8)	(3.9)

Balance, December 31, 2003 (a)	$3.3	$1.8	$5.1

(a)	Excludes $2.9 million, $2.8 million, $2.3 million and $0.9 million of restructuring liabilities as of November 30, 2001, December 31, 2001, December 31, 2002 and December 31, 2003 that are included in discontinued operations.

The Holdings $5.1 million combined remaining restructuring liability net of discontinued operations as of December 31, 2003 is included in other liabilities on the consolidated balance sheets. We believe that the remaining provision is adequate to complete the restructuring plan. We expect that the remaining restructuring liability will be paid on a monthly basis through 2006.

The following table summarizes the restructuring activities for the Duquesne Light 2001 and 2002 restructuring plans.

Duquesne Light Restructuring Liability

	(Millions of Dollars)
	Employee Termination Benefits	Lease Costs	Total
Beginning Balance, November 30, 2001	$8.3	$2.5	$10.8
Payments in 2001	(1.7)	(0.3)	(2.0)

Balance, December 31, 2001	6.6	2.2	8.8
Restructuring charge 2002	4.3	—	4.3
Adjustments to 2001	0.2	—	0.2
Payments on 2002	(0.3)	—	(0.3)
Payments on 2001	(5.9)	(0.3)	(6.2)

Balance, December 31, 2002	4.9	1.9	6.8
Adjustments to 2001	(0.2)	—	(0.2)
Payments on 2002	(2.3)	—	(2.3)
Payments on 2001	(0.7)	(0.3)	(1.0)

Balance, December 31, 2003	$1.7	$1.6	$3.3

The Duquesne Light $3.3 million combined remaining restructuring liability as of December 31, 2003 is included in other liabilities on the consolidated balance sheets. Duquesne Light believes that the remaining provision is adequate to complete the restructuring plan and expects that the remaining restructuring liability will be paid on a monthly basis through 2006.

5. Equity

Holdings. On June 26, 2002 we issued 17,250,000 shares of Holdings common stock at $13.50 per share in an underwritten public offering. We received net proceeds, after payment of underwriters discounts and commissions and other expenses, of $223.4 million.

Changes in the Number of Shares of Holdings Common Stock Outstanding as of December 31,

	(Millions of Shares)
	2003	2002	2001
January 1	74.3	55.9	55.9
Issuances	1.1	18.4	—

December 31	75.4	74.3	55.9

Once all dividends on Holdings preferred stock have been paid, dividends may be paid on Holdings common stock as permitted by law and as declared by the board of directors. Since we are a holding company, substantially all of the assets shown on our consolidated balance sheets are held by our subsidiaries. Accordingly, our earnings and cash flow, and our ability to meet our obligations, are largely dependent upon the earnings and cash flows of such subsidiaries and the distribution or other payment of such earnings to us in the form of dividends, loans or advances, and repayment of loans and advances from us. Our subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts due on our securities or to make any funds available for such payments. Our subsidiaries’ ability to make dividend payments or other distributions to us may be restricted by their obligations to holders of their outstanding debt and preferred securities and to their creditors, the availability of earnings and the needs of their businesses.

If Duquesne Light cannot pay common dividends, we may not be able to pay dividends on Holdings common stock or preferred stock.

No part of the retained earnings of Holdings was restricted at December 31, 2003.

During 2003, we paid total common stock dividends of $75.1 million, and of this amount, $10.7 million was reinvested to purchase approximately 737,000 shares of treasury stock for those shareholders who participated in our Dividend Reinvestment and Direct Stock Purchase Plan (DRIP).

Also during 2003, we issued approximately 241,000 shares of treasury stock for purchases made by shareholders under our DRIP.

During 2002, we paid total common stock dividends of $90.2 million, and of this amount, $16.1 million was reinvested to purchase approximately 926,000 shares of treasury stock for those shareholders who participated in our DRIP.

Also during 2002, we issued approximately 236,000 shares of treasury stock for purchases made by shareholders under our DRIP.

During 2001, we paid total common stock dividends of $96.2 million.

Also during 2001, we issued approximately 21,000 shares of treasury stock for purchases made by shareholders under our DRIP.

Duquesne Light. In July 1989, Duquesne Light became a wholly owned subsidiary of Holdings, whose common stock replaced the outstanding shares of Duquesne Light’s common stock, except for the 10 shares Holdings holds.

Payments of dividends on Duquesne Light common stock may be restricted by obligations to holders of its preferred and preference stock, pursuant to its Restated Articles of Incorporation, and by obligations of a subsidiary to holders of its preferred securities. No dividends or distributions may be made on Duquesne Light’s common stock if it has not paid dividends or sinking fund obligations on its preferred or preference stock. Dividends may also be effectively limited by the terms of certain financing agreements. Further, the aggregate amount of common stock dividend payments or distributions may not exceed certain percentages of net income, if the ratio of total common shareholder’s equity to total capitalization is less than specified percentages. No part of Duquesne Light’s retained earnings was restricted at December 31, 2003.

During 2003, 2002 and 2001, Duquesne Light paid dividends on common stock of $69.0 million, $63.7 million and $56.0 million.

Accumulated other comprehensive income consists of unrealized gains or losses on available for sale investments.

6. Dispositions

In 2003, DQE Financial sold a limited partnership investment in a natural gas operating partnership for $18.5 million and recognized an after-tax gain of $7.0 million. DQE Enterprises received $2.5 million for the sale of stock in three publicly traded companies and recognized an after-tax gain of $0.6 million. Duquesne Light sold its 50% investment in a small mining operation for $1.4 million ($1.0 million of which was a note receivable), which resulted in an after-tax gain of $0.4 million.

In 2002 DQE Financial sold a significant portion of its remaining affordable housing portfolio, receiving proceeds of approximately $17 million, which approximated book value. Duquesne Light received $1.3 million from the sale of securities and recognized an after-tax gain of $0.8 million. Duquesne Light received $1.3 million from the sale of a building and recognized an after-tax gain of $0.3 million. DQE Enterprises also received $3.4 million for the sale of an electronic commerce investment, which approximated book value.

Holdings sold its bottled water assets in May 2001. The sale resulted in an after-tax loss of $15.0 million, of which $10.0 million had been recorded in December 2000.

In July 2001, the Allegheny County Airport Authority purchased the Pittsburgh International Airport energy facility from a DQE Enterprises subsidiary, and entered into a 15-year operations and maintenance agreement regarding the facility with DQE Energy Services. The transaction resulted in an approximate $8.4 million after-tax gain.

In total, Holdings received approximately $47 million in proceeds for these two dispositions and other non-strategic investments in 2001. This includes $1.6 million at Duquesne Light.

In 2001, we sold a significant portion of our remaining affordable housing portfolio, receiving proceeds of approximately $34.0 million ($3.4 million at Duquesne Light), which approximated book value. DQE Enterprises sold an office building, receiving proceeds of $18.5 million, which approximated book value.

7. Property, Plant and Equipment

Property, plant and equipment at Duquesne Light includes: (1) distribution poles and equipment; (2) lower voltage distribution wires used in delivering electricity to customers; (3) substations and transformers; (4) high voltage transmission wires used in delivering electricity to substations; (5) meters and automated meter reading assets; and (6) internal telecommunication equipment, vehicles and office equipment, all used in the electricity delivery business segment.

Property, plant and equipment at Holdings consists of energy facilities used in our Energy Services business segment, the fiber optic network owned by DQE Communications (reported in the “all other” category) and landfill gas recovery equipment used in our Financial business segment.

8. Long-Term Investments

Through DQE Financial, we have historically made equity investments in affordable housing, synthetic fuel and gas reserve partnerships as a limited partner. At December 31, 2003, we had limited partnership investments in two affordable housing funds, one synthetic fuel partnership and one natural gas operating partnership. Additionally, we maintain investments in landfill gas rights at 21 landfills and seven structured lease transactions involving a waste-to-energy facility, high-speed ferries and electric generating equipment, and two leveraged leases involving mining equipment and a gas processing facility.

The leases expire in various years beginning in 2011 through 2037. The recorded residual value of the equipment at the end of the lease terms ranges from 0% to 10% of the original cost.

The aggregate leveraged lease investment represents 20% of the aggregate original cost of the property. The remaining 80% was financed by non-recourse debt, provided by lenders who have been granted, as their sole remedy in the event of default by the lessees, an assignment of rentals due under the leases and a security interest in the leased property. The lessees have investment grade credit ratings.

The aggregate structured lease investment represents approximately 20% of the total aggregate transaction. The remaining 80% was financed by non-recourse debt, which is substantially defeased. Equity in these transactions is protected by a combination of defeasance accounts, letters of credit and lessee guarantees.

The total lease investment debt outstanding was $776.3 million and $841.6 million as of December 31, 2003 and 2002.

Net Lease Investments at December 31,

	(Millions of Dollars)
	2003	2002
Rentals receivable – net	$610.4	$611.2
Estimated residual value	11.5	11.5
Less: Unearned Income	(106.8)	(127.6)

Lease investments	515.1	495.1
Less: Deferred taxes	(240.6)	(385.0)

Net Lease Investments	$274.5	$110.1

As a result of the settlement agreement reached with the Internal Revenue Service (IRS) in 2003, a significant amount of previously deferred taxes became currently payable. (See Note 10.)

9. Short-Term Borrowing and Revolving Credit Arrangements

We maintain two 364-day, unsecured revolving credit agreements, one for $180 million at Duquesne Light and one for $110 million at Holdings. Both expire in September 2004. We may convert each revolving credit facility into a one-year term loan facility for (i) the amount of letters of credit outstanding plus (ii) one-half of the principal loan amounts less the amount of letters of credit outstanding. At December 31, 2003, no borrowings were outstanding; however, we had $92.9 million in standby letters of credit (including $10.1 million relating to Duquesne Light), $69.8 million of which are backed by the revolving credit agreements, leaving $220.2 million available (including $169.9 million available at Duquesne Light). These letters of credit relate primarily to DQE Financial.

As of March 3, 2004, $41 million was outstanding under the Duquesne Light revolving credit facility, bearing an average interest rate of 2.2% annually.

Decreases in our credit ratings could result in an inverse change in the fees and interest rates charged under the facilities. Both revolving credit agreements are subject to cross-default if Duquesne Light or any subsidiary defaults on any payment due under any indebtedness exceeding $50 million. In addition, the $110 million revolver is subject to cross-default if Holdings or any subsidiary defaults on any payments due under any of its indebtedness exceeding $50 million.

Under our credit facilities, we are subject to financial covenants requiring each of Holdings and Duquesne Light to maintain a maximum debt-to-capitalization ratio of 65.0%, as defined in the facilities. In addition, Holdings is required to maintain a minimum coverage ratio of 2-to-1, as defined in the facilities. At December 31, 2003, we were in compliance with these covenants.

In the first quarter of 2003, Standard & Poor’s reduced Holdings’ and Duquesne Light’s short-term corporate credit and commercial paper ratings by one level, thereby restricting our access to the commercial paper market. These ratings downgrades do not limit our ability to access our revolving credit facilities. These ratings are not a recommendation to buy, sell or hold any securities of Holdings, Duquesne Light or their subsidiaries, may be subject to revisions or withdrawal by the agencies at any time, and should be evaluated independently of each other and any other rating that may be assigned to our securities.

Holdings. As of December 31, 2003, we had no commercial paper borrowings outstanding, and $51.5 million of current debt maturities. During 2003, the maximum amount of bank loans outstanding was $35 million (borrowed to facilitate the redemption of $100 million of first mortgage bonds, and repaid within three days), the amount of average daily borrowings was $0.3 million and the weighted average daily interest rate was 2.38%.

As of December 31, 2002, we had no commercial paper borrowings outstanding and $1.0 million of current debt maturities. During 2002, the maximum amount of bank loans and commercial paper borrowings outstanding at any date was $155 million, the amount of average daily borrowings was $45.8 million, and the weighted average daily interest rate was 2.34%.

As of December 31, 2001, we had $151.0 million of current debt maturities and no commercial paper borrowings outstanding. During 2001, the maximum amount of bank loans and commercial paper borrowings outstanding at any date was $55.0 million, the amount of average daily borrowings was $22.7 million, and the weighted average daily interest rate was 4.79%.

Duquesne Light. As of December 31, 2003, Duquesne Light had no commercial paper borrowings outstanding, and $50.5 million of current debt maturities. During 2003, there were no bank loans or commercial paper borrowings outstanding.

As of December 31, 2002, Duquesne Light had no commercial paper borrowings outstanding and no current debt maturities. During 2002, the maximum amount of bank loans and commercial paper borrowings outstanding at any date was $125 million, the amount of average daily borrowings was $43.7 million, and the weighted average daily interest rate was 2.34%.

As of December 31, 2001, Duquesne Light had no current debt maturities and no commercial paper borrowings outstanding. During 2001, there were no bank loans or commercial paper borrowings outstanding.

10. Income Taxes

In December 2003, we reached a settlement agreement with the IRS regarding DQE Financial’s structured lease transactions and other similar investments that had been under review as a result of an IRS audit. The tax liability associated with the settlement was determined for the years 1994 through 1997. In addition, treatment of the structured lease transactions has been agreed to for all future years affected by the transactions. As a result of the confidential agreement, achieved through the IRS’ fast track settlement program, we agreed to make additional cash payments for the tax years 1994 through 2002 of $84.3 million, net of the $12.4 million tax benefit associated with the interest due. We paid $48.6 million in December 2003. There was no earnings impact in 2003 from this resolution.

Subsequent to the settlement agreement having been reached in 2003, the annual federal corporate income tax returns have been audited by the IRS and are closed for the tax years through 1997. The IRS is currently auditing the 1998 through 2002 tax years. During 2003, we sold the remainder of our investment in AquaSource. Due to this divestiture, capital losses were generated which can be carried back against prior capital gains. In 2003, the results of discontinued operations reflect the tax benefit of approximately $67 million resulting from this carryback claim. The expected refund will consist of cash of approximately $32 million, as well as tax credit carryforwards of approximately $35 million that will be made available to us. As of December 31, 2003, the expected cash refund has been recorded as a reduction to our current tax liability, while the expected tax credits have been recorded as a deferred tax asset and are included in the tax credit carryforward amount in the table below.

Our state income tax returns are subject to review by the relevant taxing jurisdictions, Pennsylvania being the most significant. The Pennsylvania Department of Revenue has issued assessments of additional tax for 1999 and 2000 primarily to include income of a Duquesne Light out of state subsidiary corporation in Pennsylvania taxable income. The 2001 tax year is currently being audited. If, as expected, the Department asserts the same positions for 2001 through 2003, Duquesne Light’s total exposure for all years, without interest or penalty, could approximate $90 million (net of associated federal benefit). Duquesne Light does not agree with the Department on this matter, and has filed an appeal for the 1999 tax year with the Pennsylvania Commonwealth Court. The assessment for the 2000 tax year is currently awaiting decision from the Department. Ultimately, Duquesne Light expects all years involved to be appealed to and decided at the Pennsylvania Commonwealth Court.

It is not possible to predict if, when or to what extent any state income tax adjustments ultimately proposed for the period 1999 through 2003 will be sustained. Duquesne Light does not believe that the ultimate resolution of its state tax issue for this period will have a material adverse effect on its financial position or results of operation. However, the resolution, depending on the extent and timing thereof, could have a material adverse effect on cash flows for the period in which they are paid.

Duquesne Light Holdings

Deferred Tax Assets (Liabilities) as of December 31,

	(Millions of Dollars)
	2003	2002
Restructuring charges and impairments	$4.9	$48.2
Tax credit carryforward	92.4	63.4
Capital loss carryforward	35.8	32.8
Warwick Mine closing costs	11.2	12.5
Pension and benefit costs	49.3	33.2
Other	35.3	28.4

Deferred tax assets	228.9	218.5

Transition costs	(6.6)	(8.4)
Property depreciation	(284.9)	(288.9)
Leveraged leases	(240.6)	(385.0)
Loss on reacquired debt unamortized	(17.6)	(17.1)
Regulatory assets	(92.1)	(92.5)
Other	(61.2)	(41.3)

Deferred tax liabilities	(703.0)	(833.2)

Net	$(474.1)	$(614.7)

Income Tax Expense (Benefit)

	(Millions of Dollars)
	Year Ended December 31,
	2003	2002	2001
Current:
Federal	$151.4	$13.1	$5.7
State	8.4	5.9	2.5
Deferred:
Federal	(141.5)	(32.4)	(82.9)
State	(0.6)	1.8	(2.7)

Income Taxes	$17.7	$(11.6)	$(77.4)

Total income taxes differ from the amount computed by applying the statutory federal income tax rate to income before income taxes, as set forth in the following table.

Income Tax Expense Reconciliation

	(Millions of Dollars)
	Year Ended December 31,
	2003	2002	2001
Computed federal income tax statutory rate (35%)	$38.8	$5.3	$(42.7)
Increase (decrease) in taxes resulting from:
State income taxes, net of federal income tax benefits	5.2	5.0	(0.1)
Tax credits	(31.3)	(31.5)	(41.8)
Non-deductible expenses	2.5	6.3	10.0
Other	2.5	3.3	(2.8)

Total Income Tax Expense (Benefit)	$17.7	$(11.6)	$(77.4)

Duquesne Light Company

Deferred Tax Assets (Liabilities) as of December 31,

	(Millions of Dollars)
	2003	2002
Pension and benefit costs	$47.7	$33.2
Warwick Mine closing costs	11.2	12.5
Other	18.8	18.3

Deferred tax assets	77.7	64.0

Transition costs	(6.6)	(8.4)
Property depreciation	(291.2)	(288.9)
Loss on reacquired debt unamortized	(17.6)	(17.1)
Regulatory assets	(92.1)	(92.5)
Other	(33.8)	(47.0)

Deferred tax liabilities	(441.3)	(453.9)

Net	$(363.6)	$(389.9)

Income Tax Expense

	(Millions of Dollars)
	Year Ended December 31,
	2003	2002	2001
Current:
Federal	$63.3	$66.5	$111.7
State	9.1	5.1	1.8
Deferred:
Federal	(26.4)	(26.4)	(84.6)
State	(0.6)	3.7	1.9

Income Taxes	$45.4	$48.9	$30.8

Total income taxes differ from the amount computed by applying the statutory federal income tax rate to income before income taxes (after deducting dividends on preferred and preference stock), as set forth in the following table.

Income Tax Expense Reconciliation

	(Millions of Dollars)
	Year Ended December 31,
	2003	2002	2001
Computed federal income tax statutory rate (35%)	$39.1	$42.4	$28.3
Increase (decrease) in taxes resulting from:
State income taxes, net of federal income tax benefits	5.6	5.7	2.4
Tax credits	(0.2)	(0.3)	(0.7)
Other	0.9	1.1	0.8

Total Income Tax Expense	$45.4	$48.9	$30.8

11. Leases

We lease office buildings and other property and equipment.

Duquesne Light Holdings

Capital Leases as of December 31,

	(Millions of Dollars)
	2003	2002
Electric plant	$10.1	$10.2
Less: Accumulated amortization	(7.8)	(7.4)

Capital Leases – Net	$2.3	$2.8

Summary of Rental Expense

	(Millions of Dollars)
	Year Ended December 31,
	2003	2002	2001
Operating leases	$14.5	$9.2	$8.6
Amortization of capital leases	0.4	0.4	0.3
Interest on capital leases	1.1	1.1	1.2

Total Rental Expense	$16.0	$10.7	$10.1

Future Minimum Lease Payments

	(Millions of Dollars)
Year Ended December 31,	Operating Leases	Capital Leases
2004	$9.2	$0.7
2005	8.3	0.7
2006	8.4	0.7
2007	8.4	0.9
2008 and thereafter	57.3	—

Total	$91.6	$3.0

Less: Amount representing interest		0.7

Present value		$2.3

Duquesne Light Company

Capital Leases at December 31,

	(Millions of Dollars)
	2003	2002
Electric plant	$10.1	$10.2
Less: Accumulated amortization	(7.8)	(7.4)

Capital Leases – Net	$2.3	$2.8

Summary of Rental Expense

	(Millions of Dollars)
	Year Ended December 31,
	2003	2002	2001
Operating leases	$11.4	$5.2	$8.6
Amortization of capital leases	0.4	0.4	0.3
Interest on capital leases	1.1	1.1	1.2

Total Rental Expense	$12.9	$6.7	$10.1

Future Minimum Lease Payments

	(Millions of Dollars)
Year Ended December 31,	Operating Leases	Capital Leases
2004	$3.8	$0.7
2005	4.1	0.7
2006	4.2	0.7
2007	4.2	0.9
2008 and thereafter	16.4	—

Total	$32.7	$3.0

Less: Amount representing interest		0.7

Present value		$2.3

Future minimum lease payments for operating leases are related principally to an energy facility and certain corporate offices. Future minimum capital lease payments relate to a building.

In 2001, we amended the existing lease at our downtown Pittsburgh offices and extended the lease term to December 2011. The lease agreement contains one five-year renewal option. In 2003, we revised the facility utilization plan at our downtown Pittsburgh offices, which resulted in a charge of $4.9 million at Duquesne Light for the vacant space identified. In addition, a $1.4 million charge was recorded in discontinued operations for the space previously occupied by AquaSource.

12. Commitments and Contingencies

GUARANTEES

As part of DQE Financial’s investment portfolio in seven affordable housing funds, we have received fees in exchange for guaranteeing a minimum defined yield to third-party investors. We entered into these transactions between 1995 and 1999 because of the attractive risk/reward characteristics available to guarantors. This group of guarantees will expire by 2015. In the event the underlying affordable housing properties do not generate the necessary minimum yield before their expiration, we will make cash payments necessary to achieve the minimum yield. The original amount guaranteed was approximately $250 million, and has declined as investors have earned the guaranteed returns. We estimate the maximum potential amount of undiscounted future payments that we could be required to make under the guarantees if the investors earn no future returns was $59.2 million at December 31, 2003. Of the fees received from third-party investors, $9.4 million has been deferred to absorb any payments or tax recapture with respect to our guarantees. Based on an evaluation of and recent experience with the underlying housing projects, we believe that such deferrals are ample for this purpose.

In connection with DQE Energy Services’ 2000 sale, through a subsidiary, of its synthetic fuel facilities, we agreed to guarantee the subsidiary’s obligation under the sales agreement to indemnify the purchaser against breach of warranties, representations or covenants. The guarantee generally extends up to six years or otherwise as stipulated under statute of limitations, based on the expiration of the underlying warranty, representation, or covenant. We have determined our exposure to be limited, as both legal and factual representations and warranties have been primarily limited to matters within the control and knowledge of our subsidiary. As such, no liability has been recorded on the statement of financial position. Also, Holdings has backed certain limited obligations during a long-term contract held by its subsidiary with a $1.5 million payment guarantee that has not been recorded as a liability on the consolidated balance sheets. We do not believe these guarantees will have any material impact on our results of operations, financial position or cash flows.

In conjunction with certain transactions, primarily divestitures, we provide routine indemnifications (e.g., retention of previously existing environmental, tax and employee liabilities) whose terms range in duration and often are not explicitly defined. Where appropriate, an obligation for such indemnifications is recorded as a liability. Because the obligated amounts of these types of indemnifications often are not explicitly stated, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. Other than obligations recorded as liabilities at the time of divestiture, historically we have not made significant payments for these indemnifications.

EMPLOYEES

Duquesne Light is a party to a labor contract with the International Brotherhood of Electrical Workers, which represents 941 of Duquesne Light’s 1,310 employees. This contract was recently renegotiated and expires in September 2006.

PENSION PLANS

Duquesne Light has an obligation to contribute approximately $32.1 million to its pension plans over future years. (See Note 14.)

LEGAL PROCEEDINGS

Shareholder Class Action. In October and November 2001, a number of putative class action lawsuits were filed by purported shareholders of Holdings against Holdings and David Marshall, our former chairman, chief executive officer and president, in the United States District Court for the Western District of Pennsylvania. These cases were consolidated under the caption In re DQE, Inc. Securities Litigation, Master File No. 01-1851 (W.D. Pa.), and the plaintiffs filed a second consolidated amended complaint on April 15, 2002. The complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, and Section 12(a)(2) of the Securities Act of 1933 (the “Securities Act”). The complaint also alleges controlling person liability under Section 20(a) of the Exchange Act and Section 15 of the Securities Act. The complaint alleges that between December 6, 2000 and April 30, 2001, the defendants issued a number of materially false and misleading statements concerning investments made by our subsidiary, DQE Enterprises, and the impact that these investments would have on our current and future financial results.

More particularly, the complaint alleges that Holdings and Marshall stated their expectation that certain companies in which DQE Enterprises had invested would undertake initial public offerings of their shares, with the result that our earnings would be positively impacted by the public market valuation of DQE Enterprises’ interests in these companies, but failed to disclose allegedly adverse facts that made the possibility of successful public offerings of the securities of these companies unlikely. The complaint seeks an award of unspecified compensatory damages, and an order permitting class members who purchased Holdings shares through a dividend reinvestment plan to rescind those purchases, pre- and post-judgment interest, attorneys’ fees and expenses of litigation and unspecified equitable and injunctive relief.

On May 20, 2003, the court certified a class to include purchasers of our common stock during the period from December 6, 2000 through April 30, 2001, and a sub-class to include purchasers of our common stock through our dividend reinvestment and stock purchase plan during the same period. Since December 2002, we have been engaged in pre-trial discovery. The court recently extended fact discovery through April 2004, with expert witness discovery to continue until August 2004.

Although we cannot predict the ultimate outcome of this case or estimate the range of any potential loss that may be incurred in the litigation, we believe that the lawsuit is without merit, strenuously deny all of the plaintiffs’ allegations of wrongdoing and believe we have meritorious defenses to the plaintiffs’ claims. We are vigorously defending this lawsuit.

Fresh Kills. As discussed in Note 3, GSF has been involved in settlement discussions with the City of New York regarding the Fresh Kills landfill gas rights concession agreement. On January 7, 2004, GSF and the City executed an amended and restated concession agreement. Closing on the agreement occurred February 18, 2004, at which time GSF paid $4.5 million to the City and was released from all financial obligations under the prior concession agreement (including the remaining $21.4 million note payable balance to the City). As a direct result of the settlement, we will recognize approximately $16 million into income ratably over the new contract term. Under the new agreement GSF will perform routine and non-routine maintenance of the landfill gas processing facility and routine maintenance of the landfill gas collection system through June 30, 2006. Future revenues from gas sales at the site will be shared between the City and GSF if such revenues exceed the agreed-upon costs of providing the services. The lawsuit was withdrawn with prejudice on February 18, 2004.

SYNTHETIC FUEL TAX CREDITS

Section 29 of the Internal Revenue Code provides tax credits for the production and sale of non-conventional fuels, including solid synthetic fuels produced from coal. To qualify for the Section 29 tax credits, the synthetic fuel must, among other things, meet three primary conditions: (i) there must be a significant chemical change in the coal feedstock, (ii) the product must be sold to an unaffiliated entity, and (iii) the production facility must have been placed in service before July 1, 1998. Section 29 tax credits are currently scheduled to expire at the end of 2007.

In June 2003, the IRS announced that it had reason to question the scientific validity of certain test procedures and results that have been presented to it by taxpayers with interests in synthetic fuel operations as evidence that the required significant chemical change has occurred, and that it was reviewing information regarding these test procedures and practices. The IRS also said, pending a review, it would stop issuing new private letters rulings (PLRs) relating to synthetic fuel facilities, and indicated that it could revoke already issued PLRs if it found that significant chemical change had not occurred.

In October 2003, the IRS announced it had finished its review of the scientific data involving synthetic fuel, and determined that the test procedures and results used by taxpayers are scientifically valid if the procedures are applied in a consistent and unbiased manner. Companies with current PLRs will be required to maintain specified sampling and quality control procedures and obtain regular reports from independent laboratories that have analyzed the synthetic fuel production to verify the coal feedstock undergoes a significant chemical change. The IRS also is considering whether to require the laboratories used for synthetic fuels testing to be accredited by the NIST National Voluntary Laboratory Accreditation Program.

From 1997 to September 2000, a subsidiary of DQE Energy Services owned and operated several synthetic fuel facilities, which were sold to a third party in September 2000. We recognized approximately $10 million of tax credits related to these facilities during this period. As part of its audit of our open tax years (1998 to the present), the IRS will be reviewing the synthetic fuel operations.

Since the sale, DQE Energy Services has operated and maintained the facilities under an agreement expiring in 2007. DQE Energy Services earnings related to fees under this agreement were approximately $17 million in 2003. (See “Guarantees” above.)

A subsidiary of DQE Financial holds an 8.3% limited partnership interest in an entity that owns and operates four projects to produce and sell coal-based synthetic fuel. The IRS audited the entity for the tax years 1998 through 2001, and made no tax credit disallowances. We recognized approximately $27 million of tax credits from the investment in the open tax years 2002 and 2003.

OTHER

Continuing Operations

In 1992, the Pennsylvania Department of Environmental Protection (DEP) issued Residual Waste Management Regulations governing the generation and management of non-hazardous residual waste, such as coal ash. Following the generation asset divestiture, Duquesne Light retained certain facilities which remain subject to these regulations. We have assessed our residual waste management sites, and the DEP has approved our compliance strategies. We expect the costs of compliance to be approximately $6.6 million with respect to sites we will continue to own. These costs were recovered in the CTC, and the corresponding liability has been recorded for current and future obligations.

Duquesne Light owns the closed Warwick Mine, located along the Monongahela River in Greene County, Pennsylvania. This property had been used in the electricity supply business segment. Duquesne Light has been selling unused portions of the property and will continue to do so. Duquesne Light’s current estimated liability for closing the Warwick Mine, including final site reclamation, mine water treatment and certain labor liabilities, is approximately $27 million. Duquesne Light has recorded a liability for this amount on the consolidated balance sheets.

Discontinued Operations

AquaSource’s former water and water-related operations were, and remain, subject to the Federal Safe Drinking Water Act, which provides for uniform minimum national water quality standards, as well as governmental authority to specify treatment processes to be used for drinking water. AquaSource’s former operations were also, and remain, subject to the Federal Clean Water Act, which regulates the discharge of pollutants into waterways. AquaSource is aware of various compliance issues at its former water and wastewater facilities attributable to the period of time during which AquaSource owned these facilities. AquaSource has agreed to indemnify the purchasers of these facilities for certain pre-closing environmental liabilities and is communicating and working closely with the purchasers of its former operations and appropriate regulators to correct those issues in a timely manner. We do not believe that AquaSource’s indemnity obligations in respect of any of these compliance issues will have a material effect on Holding’s financial position, results of operations or cash flows.

Prior to divesting its former operations, AquaSource entered into various consent agreements regarding certain environmental compliance matters. In connection with divesting its former operations, AquaSource assigned these consent agreements to the relevant purchasers. Although AquaSource has agreed to indemnify the purchasers of its former operations for certain pre-closing environmental liabilities, we do not believe that any of these indemnity obligations will have a material effect on Holding’s financial position, results of operations or cash flows.

As part of the transaction, we retained certain obligations related to the business that was sold to Philadelphia Suburban Corporation (PSC), including responsibility for certain existing litigation matters as well as a 10-year indemnity for certain pre-closing environmental claims. We purchased an environmental liability policy to mitigate this indemnity. We also have a maximum three-year indemnity obligation for certain other pre-closing liabilities that is limited by a $15 million indemnity cap. To date, indemnity claims of which we are aware are not significant.

13. Discontinued Operations

Pursuant to agreements entered into in 2002 to sell the majority of our investment in AquaSource and our investment in Pro Am, as well as our commitment to sell the remaining net assets of AquaSource, these subsidiaries have been reflected as discontinued operations in the consolidated financial statements. Prior year financial statements have been reclassified to conform to the discontinued operations presentation.

AQUASOURCE

On July 31, 2003, AquaSource closed the sale of its investor-owned water utilities (and certain related contract operations) to PSC for an estimated purchase price of approximately $195 million in cash, including approximately $5 million related to working capital. PSC also assumed $10.4 million of debt associated with the business. The final purchase price will be determined once various purchase price adjustments are applied. These adjustments will be based on the pre-closing achievement of specific performance measures related to revenue, rate base and customer connections, as well as working capital. In October 2003, AquaSource returned $2.8 million to PSC related to purchase price adjustments attributable to the difference between the estimated closing purchase price and the proposed final closing purchase price. In November 2003, $2.0 million was returned to PSC related to purchase price adjustments and working capital. The maximum remaining purchase price adjustment that could result is approximately $12 million. However, we have been unable to resolve remaining purchase price issues, and with PSC, will be appointing an arbitrator. We do not expect that any additional purchase price adjustments will have a material adverse effect on our financial position or results of operations.

Due to the earlier than anticipated closing of this sale, we were not required to make certain expenditures, thereby increasing the net recorded fair value of AquaSource by approximately $11.5 million after-tax, which was recorded in June 2003. The 2003 income also included a $66.6 million tax benefit related to the use of capital losses generated in connection with the sale of the AquaSource subsidiaries. (See Note 10.)

On April 30, 2003, AquaSource closed the sale of a water utility subsidiary to California Water Services Group, receiving $7.5 million of proceeds at closing, though subsequent purchase price adjustments reduced the net amount to $6.1 million. The water utility sale also caused a purchase price adjustment to be applied with respect to the assets being acquired by PSC. Also, on April 30, 2003, the Alabama contract operations were terminated and AquaSource received $0.9 million of proceeds.

On March 31, 2003, AquaSource sold its water and wastewater utility construction business to former members of management for approximately $8 million. Of the total purchase price, $3.3 million is in the form of a personally guaranteed promissory note that bears interest at 3.5% per annum and shall be paid in full, including accrued but unpaid interest, on the second anniversary of the closing date. Also in the first quarter of 2003, AquaSource sold its New England contract operations for approximately $1.3 million.

On November 22, 2002, we sold the majority of AquaSource’s contract operations business to Southwest Water Company for $10.3 million. Southwest Water also assumed $2.5 million in debt associated with the business.

In May 2002, we had indicated that we were exploring the sale of our water resource management business. In late June 2002, during our analysis of the fair value of AquaSource’s goodwill, we had received indications of interest for this business, and ultimately determined that the likely outcome would be a sale of this business. Based on the bid information received and the analysis performed, all goodwill was determined to be impaired, and an indication of impairment of other long-lived assets existed.

We estimated the proceeds to be received from a sale and compared them to the carrying amount of the long-lived assets that remained after the goodwill impairment. This comparison indicated that the carrying amount of the investor-owned water and wastewater utilities to be sold significantly exceeded the expected proceeds to be received. As a result, we recorded an impairment charge of $100.9 million in the second quarter of 2002, which reduced the amount of property, plant and equipment and other long-lived assets. No tax benefit was recognized in connection with this impairment charge due to the uncertainty of the recoverability of the resulting deferred tax asset.

In addition, during 2002, we sold various assets, including several other wastewater facilities and real property, receiving proceeds of approximately $6 million, which approximated book value.

During 2001, our management team evaluated AquaSource’s future direction and the capabilities of its operating platforms. This evaluation determined that the company’s potential future performance would result in lower returns than originally anticipated. AquaSource therefore recorded a second quarter 2001 pre-tax impairment charge of $109.2 million, or $99.7 million after-tax, to write down various aspects of its business, primarily related to contract operations and construction. The assets determined to be impaired consisted of goodwill, property, plant and equipment, and other assets.

We determined the value of the impairments by projecting the undiscounted future cash flows generated by the specific assets over the assets’ expected lives. To the extent that the undiscounted future cash flows did not exceed the book carrying value of the assets, the future cash flows were discounted back at our cost of borrowing to determine the carrying value of the assets. The impairment charge recorded is the difference between the previous book carrying value and the carrying value determined by this process.

In 2001, we sold 50,000 shares of AquaSource Class A Common Stock to a third party in exchange for approximately $4 million of services. We will share proceeds from the sale of AquaSource with this third party. We also sold real property, receiving proceeds of $0.1 million and acquired four water companies for approximately $0.9 million.

PRO AM

On December 13, 2002, we sold Pro Am’s propane distribution business to Ferrellgas Partners, L.P., for approximately $42 million, $32 million of which was paid in cash at the closing. We received an unsecured note for the remaining $10 million, which matured on December 13, 2003. We have collected $8.5 million of this note and have initiated legal action for the collection of the remaining amount. The sale resulted in an after-tax loss of $21.2 million.

The following table summarizes income statement data from discontinued operations:

	(Millions of Dollars)
	Year Ended December 31,
	2003	2002	2001
Revenues	$41.5	$147.9	$160.8

Operating Results, net of tax of $1.8, $3.9 and $(20.5)	$(1.5)	$8.3	$(108.9)
Gain (Loss) from sale of Discontinued Operations, net of tax of $(71.6) and $(4.8)	84.2	(135.9)	—

Income (Loss) from Discontinued Operations	$82.7	$(127.6)	$(108.9)

The following table summarizes major assets and liabilities of discontinued operations:

	(Millions of Dollars)
	As of December 31,
	2003	2002
Other current assets	$—	$36.1
Property and equipment, net	—	144.1
Other current liabilities	29.9	29.4
Debt	—	10.6

14. Employee Benefits

PENSION BENEFITS

We maintain several qualified retirement plans and one unqualified plan to provide pensions for all eligible full-time employees. Upon retirement, an eligible employee receives a monthly pension based on his or her length of service and compensation. The cost of funding the pension plan is determined by the unit credit actuarial cost method. Our policy is to record this cost as an expense and to fund the pension plans by an amount that is at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, but which does not exceed the maximum tax-deductible amount for the year. Pension costs credited to expense or construction were $2.0 million for 2003, $17.4 million for 2002 and $20.7 million for 2001.

In 2003, we approved amendments to the pension plan which reduced the charge for post-retirement payment options and moved the post-service period forward one year for the next three years. This caused an increase in the Projected Benefit Obligation of $9.8 million.

In its January 18, 2001, order approving Duquesne Light’s final generation asset sale proceeds accounting, the PUC approved recovery of costs associated with the early retirement program. Although we made no cash contributions to our pension plans in either 2003 or 2002, Duquesne Light has an obligation, pursuant to this PUC order, to contribute approximately $32.1 million to the pension plans over future years. For 2004, no cash contributions are expected to be made to the pension plans.

POSTRETIREMENT BENEFITS

In addition to pension benefits, we provide certain health care benefits and life insurance for some retired employees. The life insurance plan is non-contributory. Participating retirees make contributions, which may be adjusted annually, to the health care plan. Health care benefits terminate when retirees reach age 65. We fund actual expenditures for obligations under the plans on a “pay-as-you-go” basis. We have the right to modify or terminate the plans. In 2003, we modified the postretirement plan design, which provides for greater cost-sharing by the participants beginning in 2004. In 2003, we also approved amendments to the postretirement health care benefits plan which caused an increase to the postretirement benefits obligation of $7.1 million. These changes included, among others, dental benefits to age 65, and an extension of certain spousal benefits.

We accrue the actuarially determined costs of the aforementioned postretirement benefits over the period from the date of hire until the date the employee becomes fully eligible for benefits. We have elected to amortize the transition obligation over a 20-year period.

Due to changes in health care costs over recent years, the health care trend assumption used in the development of the fiscal 2004 expense will be decreased to better reflect the current cost environment. The health care trend assumption used in the development of the fiscal 2003 expense was 10.5%, decreasing 0.50% per year to an ultimate rate of 5.25% (reached in 2014). The health care trend assumption reflected in the December 31, 2003, SFAS No. 106 year-end disclosure, which will also be used in the development of fiscal 2004 expense, is 10.0%, decreasing 0.50% per year to an ultimate rate of 5.00% (reached in 2014). A 1.25% spread between the discount rate (6.25% for 2004 expense) and the ultimate health care cost trend rate will be maintained.

We use a December 31 measurement date for all of our pension and postretirement plans. The following tables apply to both Holdings and Duquesne Light, and provide a reconciliation of the changes in the pension and postretirement plans’ benefit obligations and fair value of plan assets over the two-year period ended December 31, 2003, a statement of the funded status as of December 31, 2003 and 2002, and a summary of assumptions used in the measurement of our benefit obligations:

Funded Status of the Pension and Postretirement Benefit Plans as of December 31,

	(Millions of Dollars)
	Pension		Postretirement
	2003	2002	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$624.9	$581.9	$48.3	$46.1
Service cost	6.8	5.9	1.5	1.7
Interest cost	41.6	40.7	2.9	3.2
Actuarial loss (gain)	48.5	33.5	(4.0)	1.6
Benefits paid	(37.6)	(37.1)	(4.0)	(4.3)
Plan amendments	9.8	—	7.1	—

Benefit obligation at end of year	$694.0	$624.9	$51.8	$48.3

Change in plan assets:
Fair value of plan assets at beginning of year	596.4	676.8	—	—
Actual return (loss) on plan assets	120.2	(43.8)	—	—
Benefits paid	(37.6)	(36.6)	—	—

Fair value of plan assets at end of year	679.0	596.4	—	—

Funded status	(15.0)	(28.5)	(51.8)	(48.3)
Unrecognized net actuarial (gain) loss	(43.1)	(25.6)	2.6	6.6
Unrecognized prior service cost	28.9	21.7	7.2	—
Unrecognized net transition obligation	0.8	1.9	6.2	6.9

Accrued benefit cost (a)	$(28.4)	$(30.5)	$(35.8)	$(34.8)

(a)	The accrued benefit costs relating to the pension plans include prepaid pension costs of $21.6 million and $16.9 million as of December 31, 2003 and 2002, as reflected on the consolidated balance sheets. These prepaid pension costs relate to one of our pension plans for which the fair market value of the plan’s assets exceeded the projected benefit obligations as of those dates.

The accumulated benefit obligation for all defined benefit pension plans was $662.4 million and $597.8 million as of December 31, 2003, and 2002, respectively.

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets as of December 31,

	(Millions of Dollars)
	2003	2002
Projected benefit obligation	$630.9	$567.7
Accumulated benefit obligation	611.9	550.5
Fair value of plan assets	570.6	503.5

Weighted-Average Assumptions Used to Determine Projected Benefits Obligation as of December 31,

	Pension		Postretirement
	2003	2002	2003	2002
Discount rate	6.25%	6.75%	6.25%	6.75%
Assumed change in compensation levels	4.00%	4.00%	—	—
Ultimate health care cost trend rate	—	—	5.00%	5.25%

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for the Years Ended December 31,

	Pension Benefits		Postretirement
	2003	2002	2003	2002
Discount rate	6.75%	7.25%	6.75%	7.25%
Expected long-term return on plan assets	7.50%	7.50%	—	—
Rate of compensation increase	4.00%	4.00%	—	—
Ultimate health care costs trend rate	—	—	5.25%	5.75%

All of our plans for postretirement benefits, other than pensions, have no plan assets. The accumulated benefit obligation for those plans was $51.8 million as of December 31, 2003, and $48.3 million as of December 31, 2002. The accumulated postretirement benefit obligation comprises the present value of the estimated future benefits payable to current retirees, and a pro rata portion of estimated benefits payable to active employees after retirement.

Components of Net Periodic Pension Cost for the Years Ended December 31,

	(Millions of Dollars)
	2003	2002	2001
Components of net pension cost:
Service cost	$6.8	$5.9	$6.0
Interest cost	41.6	40.7	40.0
Expected return on plan assets	(50.5)	(54.4)	(54.4)
Amortization of unrecognized net transition obligation	1.2	1.2	1.2
Amortization of prior service cost	2.6	2.6	1.9
Recognized net actuarial gain	(3.7)	(13.4)	(15.4)

Net pension gain	(2.0)	(17.4)	(20.7)
Curtailment cost	—	—	0.1
Settlement cost	—	—	0.6

Net pension gain after curtailments and settlements	$(2.0)	$(17.4)	$(20.0)

Components of Net Periodic Postretirement Cost for the Years Ended December 31,

	(Millions of Dollars)
	2003	2002	2001
Components of postretirement cost:
Service cost	$1.5	$1.7	$1.4
Interest cost	2.9	3.2	2.6
Amortization of unrecognized net transition obligation	0.7	0.8	0.7

Net postretirement cost	$5.1	$5.7	$4.7

Effect of a One Percent Change in Health Care Cost Trend Rates as of December 31, 2003

	(Millions of Dollars)
	One Percent Increase	One Percent Decrease
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$0.4	$(0.4)
Effect on the health care component of the accumulated postretirement benefit obligation	$3.8	$(3.4)

Expected Rate of Return On Plan Assets and Investment Policy

We used a 7.50% expected rate of return on plan assets in determining the 2003 net periodic benefit cost. We developed the long-term rate of return using a building block approach, taking into account the target allocations contained in the plan’s investment policy in the table below. Under this approach, we performed separate analyses to determine the expected long-term rate of inflation, the real rate of return for each asset class, and the correlations among the returns for the various asset classes. We also evaluated current market factors such as inflation and interest rates, as well as the long-term historical relationships between the asset classes. The long-term rate of return is established through this building block approach with proper consideration of diversification to reduce volatility of expected return.

Asset Category	Target Rate
Equity securities	20% - 55%
Fixed income securities	25% - 65%
Other securities	0% - 15%

Pension Plan Assets

The pension plan weighted-average asset allocations as of December 31, 2003 and 2002, by asset category are as follows:

	Plan Assets as of December 31,
Asset Category	2003	2002
Equity securities	53.3%	52.4%
Fixed income securities	33.8%	31.5%
Other	12.9%	16.1%

Total	100.0%	100.0%

Pension plan assets as of December 31, 2003 and 2002 do not include any common stock of either Holdings or Duquesne Light.

RETIREMENT SAVINGS PLANS

There are separate 401(k) retirement plans for our management and IBEW-represented employees.

The 401(k) Retirement Savings Plan for Management Employees provides for employer contributions which vary by Holdings subsidiary. These contributions may include one or more of the following: a participant base match, a participant incentive match and automatic contributions. The incentive match was achieved in 2003 and 2001, but not in 2002. We are funding our automatic and matching contributions to the management 401(k) Retirement Savings Plan for Management Employees with payments to an ESOP established in December 1991. (See Note 17.)

The 401(k) Retirement Savings Plan for IBEW Represented Employees provides that Duquesne Light will match employee contributions with a base match and an additional incentive match (paid in Holdings common stock), if certain targets are met. The incentive match was achieved in 2003 and 2001, but not in 2002.

STOCK OPTIONS

Our shareholders approved our 2002 Long-Term Incentive Plan (the 2002 Plan), under which management may grant stock option awards, alternative stock appreciation rights and dividend equivalent accounts; restricted share awards; and performance awards. Stock options awarded to eligible employees will be granted at an option price not less than 100% of the fair market value of our common stock on the date of grant. All stock options to directors will be granted at an option price equal to 100% of the fair market value of our common stock on the date of grant.

The 2002 Plan became effective as of January 1, 2002, and replaced the prior Long-Term Incentive Plan (the Prior Plan). Any stock options granted prior to January 1, 2002, shall not be affected by the adoption of the 2002 Plan, and will be administered according to the Prior Plan. No new options shall be granted under the Prior Plan.

As of December 31, 2003, the aggregate remaining number of shares of common stock authorized for issuance under the 2002 Plan is 2,690,468 shares, and of this total, no more than 500,000 shares shall be issued as restricted shares. The 2002 Plan will terminate on December 31, 2011.

During December 2002, 774,500 stock options were granted to employees under the 2002 Plan with an exercise price of $15.015 per share. Due to cancellations and forfeitures in 2003, only 619,800 of these options remain outstanding as of December 31, 2003, one-half of which will be exercisable and fully vested in June 2004. They will expire on December 15, 2012. In 2003, compensation expense related to the December 2002 grant of $0.6 million was recognized, of which $0.3 million was recorded at Duquesne Light. The remaining compensation expense to be recognized in 2004 for these options is reflected on the December 31, 2003 consolidated balance sheet of Holdings as unearned compensation. The remainder of the options will become exercisable subject to the 18-month vesting period from the date of grant, when the closing price on the New York Stock Exchange of Holdings’ common stock averages $19.98 for 30 consecutive trading days. If Holdings’ common stock price does not achieve the target price by December 15, 2005, the remaining options are forfeited. If vested, these options will also expire on December 15, 2012.

During December 2001, 787,300 stock options were granted to employees under the Prior Plan with an exercise price of $16.90 per share. Due to cancellations and forfeitures in 2002 and 2003, only 584,050 of these options remain as of December 31, 2003, one-half of which are exercisable, fully vested and expire on December 11, 2011. In 2003, compensation expense related to the December 2001 grant of $0.2 million was recognized. The remainder will become exercisable when the closing price on the New York Stock Exchange of Holdings’ common stock averages $22.49 for 30 consecutive trading days. If Holdings’ common stock price does not achieve the target price by December 10, 2004, the remaining options are forfeited. If vested, these options will also expire on December 11, 2011.

During 2003 and 2002, 34,232 and 37,146 shares of Holdings common stock were issued to non-employee directors. These shares vest over a six-month period, and as of December 31, 2003, were fully vested.

The following tables summarize the transactions of our stock option plans for the three-year period ended December 31, 2003, and certain information about outstanding stock options as of December 31, 2003:

	Millions of Options			Weighted Average Price
	2003	2002	2001	2003	2002	2001
Options outstanding, beginning of year	2.5	2.2	1.3	$24.48	$29.88	$39.32
Options granted	—	0.8	1.1	16.23	14.98	20.92
Options exercised	—	(0.1)	(0.1)	38.77	31.92	37.72
Options canceled/forfeited	(0.5)	(0.4)	(0.1)	23.02	32.49	38.07

Options outstanding, end of year	2.0	2.5	2.2	24.39	24.48	29.88

Options exercisable, end of year	1.1	0.9	0.9	30.73	37.45	38.18

Shares available for future grants, end of year	1.3	1.7	2.7

As of December 31, 2003, 2002 and 2001, stock appreciation rights (SARS) had been granted in connection with 607,734; 726,248; and 1,036,373 of the options outstanding. During 2003, 2002 and 2001, 37,755; 54,933; and 58,061 SARS were exercised.

	Outstanding			Exercisable
Exercise Price Range	Number of Options (In Millions)	Average Remaining Life (In Years)	Weighted Average Exercise Price	Number of Options (In Millions)	Weighted Average Exercise Price
Under $20	1.3	8.5	$15.95	0.4	$16.75
$20 – $30	—	—	—	—	—
$30 – $40	0.3	3.3	33.96	0.3	33.96
Over $40	0.4	3.8	43.01	0.4	43.31

Options, End of Year	2.0			1.1

The fair value of the options granted during 2003, 2002 and 2001 is estimated on the date of grant using the Black-Scholes option pricing model. The estimated weighted average assumptions used and the fair values are as follows:

	2003	2002	2001
Expected dividend yield	6.16%	6.66%	8.69%
Risk-free interest rate	3.34%	4.16%	5.12%
Expected stock price volatility	30.91%	29.88%	27.17%
Expected term until exercise (years)	10.0	10.0	10.0
Weighted average fair value	$2.40	$1.69	$3.75

OTHER STOCK-BASED COMPENSATION

On January 1, 2002, 110,000 shares of Holdings common stock were issued to officers of Holdings as part of a performance award. One-half, or 55,000 shares, were subject to a two-year performance period that ended on December 31, 2003, with no shares earned. The remaining shares, of which 46,300 remain outstanding as of December 31, 2003 due to forfeitures, are earned based upon Holdings’ total shareholder return (TSR) rank against the TSR of its peer group, as defined, over a three-year performance period ending on December 31, 2004. On January 1, 2003, 58,500 shares were issued to the officers of Holdings as part of a performance award. These shares are earned in the same manner as those granted in 2002, however the three-year performance period for these shares ends on December 31, 2005. For both awards, up to 200% of the total shares awarded may be earned, conditioned upon Holdings’ performance. As of December 31, 2003, Holdings had not recognized compensation expense for either of these performance awards.

On November 10, 2003, 198,417 shares of Holdings nonvested stock with voting and dividend rights were issued to officers of Holdings. The right to the shares is subject to continued employment. One-third of the total shares are earned each year over the three-year vesting period ending on December 31, 2006. The market value of the nonvested stock, which was $3.3 million at the grant date, was charged to stockholders’ equity and reflected as unearned compensation on the consolidated balance sheet of Holdings. This unearned compensation will be charged evenly to expense over the vesting period. In 2003, total compensation expense of $0.2 million was recognized, of which $0.1 million was recorded at Duquesne Light.

On the same date, 387,400 shares of Holdings common stock were issued to the same officers under a performance-based deferred stock unit award. The right to the shares is subject to the achievement of specified performance goals related to earnings per share (EPS) from continuing operations and TSR over the defined performance periods. The EPS performance period commences on January 1, 2004 and ends December 31, 2006. The TSR performance period commenced on October 20, 2003 and ends on December 31, 2006. At the end of the performance period, shares may vest within a range of 0% to 100%, with no more than 50% of the shares subject to each performance target. Holdings did not record compensation expense for the deferred-stock unit award in 2003.

On January 1, 2004, 56,427 shares of Holdings common stock were granted to non-officers of Holdings under a performance-based stock unit award. The right to shares is subject to the same performance targets as the deferred stock units described previously. However, for the grant to non-officers, both the EPS and TSR performance periods begin on January 1, 2004 and end on December 31, 2006.

15. Long-Term Debt

Long-Term Debt as of December 31,

	Interest Rate	Maturity	(Millions of Dollars)
			Principal Outstanding
			2003	2002
Duquesne Light first mortgage bonds (a)	6.450%-6.7%	2008-2032	$340.0	$540.0
Duquesne Light pollution control notes (b) (c)	Adjustable	2018-2030	320.1	320.1
Duquesne Light pollution control notes (b)	4.05%-4.35%	2011-2013	97.9	97.9
Duquesne Light subordinated debentures (Note 1)	8 3/8%	2044	151.5	—
Duquesne Light sinking fund debentures	5.00%	2010	—	2.8
DQE Capital public income notes	8 3/8%	2039	100.0	100.0
Holdings miscellaneous (d)			23.8	26.7
Less: Unamortized debt discount and premium – net			(4.3)	(4.5)
Current maturities			(51.5)	(1.0)

Total Long-Term Debt			$977.5	$1,082.0

(a)	Excludes first mortgage bonds issued to secure pollution control notes.
(b)	Secured by an equal principal amount of first mortgage bonds.
(c)	These adjustable interest rates averaged 1.1% in 2003 and 1.5% in 2002.
(d)	Primarily represents obligations incurred in connection with our Fresh Kills investment.

Holdings. As of December 31, 2003, maturities of long-term debt outstanding for the next five years were $51.5 million in 2004, $1.1 million in 2005, $1.2 million in 2006, $1.3 million in 2007 and $41.3 million in 2008. The $51.5 million of maturities in 2004 includes the early redemption of $50.5 million Subordinated Debentures. (See Note 1.)

Total interest and other charges were $74.4 million in 2003, $83.5 million in 2002 and $103.4 million in 2001. Interest costs attributable to debt were $65.4 million, $68.5 million and $87.9 million in 2003, 2002 and 2001. Included in the interest costs attributable to debt is $12.6 million in 2003, 2002 and 2001 related to the MIPS. Of the interest costs attributable to debt, $0.5 million, $0.9 million, and $0.6 million in 2003, 2002 and 2001 were capitalized as AFC. Debt discount or premium and related issuance expenses are amortized over the lives of the applicable issues. (See Note 1.)

As of December 31, 2003, the fair value of long-term debt, including current maturities, estimated on the basis of quoted market prices for the same or similar issues, or current rates offered for debt of the same remaining maturities, was $1,074.4 million. The principal amount, excluding unamortized discounts and premiums, is $1,033.3 million as of December 31, 2003.

At December 31, 2003 and 2002, we were in compliance with all of our debt covenants.

DQE Capital, a 100%-owned finance subsidiary, provides financing for the operations of our subsidiaries other than Duquesne Light. Holdings fully and unconditionally guarantees payment of DQE Capital’s $100.0 million of Public Income Notes, due 2039.

In March 2003, we redeemed at par two long-term loans with principal amounts totaling $2.0 million relating to investments at DQE Financial.

In January 2002, we refinanced $150 million of matured DQE Capital floating rate notes through the issuance of commercial paper, primarily at Duquesne Light, which loaned the proceeds to Holdings. Cash generated from operations and equity offering proceeds was used to repay and retire this debt in full, leaving no outstanding balance at December 31, 2002.

In 2001, $85.0 million of term loan debt matured. In addition, we paid $3.9 million of current maturities.

Duquesne Light. On March 3, 2004, and January 26, 2004, Duquesne Capital redeemed $25 million and $50 million principal amounts of its MIPS. Pursuant to the terms of the MIPS, Duquesne Light simultaneously redeemed $25.3 million and $50.5 million of its Subordinated Debentures. The MIPS were called in February 2004 and December 2003.

As of December 31, 2003, maturities of long-term debt outstanding for the next five years were $50.5 million in 2004, zero in 2005, 2006 and 2007 and $40.0 million in 2008. The 2004 maturities are the early redemption of the Subordinated Debentures. (See Note 1.)

Total interest and other charges were $54.1 million in 2003, $56.5 million in 2002 and $62.4 million in 2001. Interest costs attributable to debt were

$53.1 million, $55.2 million and $62.3 million in 2003, 2002 and 2001. Included in the interest costs attributable to debt is $6.3 million in 2003 related to the MIPS. Of the interest costs attributable to debt, $0.5 million in 2003, $0.9 million in 2002, and $0.6 million in 2001 were capitalized as allowance for funds used during construction. The unamortized debt discount of $1.3 million is amortized over the lives of the applicable issues. (See Note 1.)

As of December 31, 2003, the fair value of long-term debt, including current maturities, estimated on the basis of quoted market prices for the same or similar issues, or current rates offered for debt of the same remaining maturities, was $947.2 million. The principal amount, excluding unamortized discounts and premiums, is $909.5 million as of December 31, 2003.

At December 31, 2003 and 2002, Duquesne Light was in compliance with all of its debt covenants.

On December 30, 2003, Duquesne Light redeemed $100 million principal amount of its 7.55% first mortgage bonds (due 2025) at a redemption price of 102.97% of the principal amount thereof.

On August 1, 2003, Duquesne Light redeemed at par $100 million principal amount of its 7 3/8% first mortgage bonds due 2038.

In May 2003, Duquesne Light redeemed the $2.8 million outstanding balance of its 5% Sinking Fund Debentures (due 2010) at a redemption price of 100.95% of the principal amount thereof.

In September 2002, Duquesne Light converted approximately $98 million of variable rate debt to fixed rate with maturities in 2011 and 2013, resulting in a weighted average interest rate of 4.20%.

On August 5, 2002, Duquesne Light redeemed the following: (i) $10 million aggregate principal amount of its 8.20% first mortgage bonds due 2022 at a redemption price of 104.51% of the principal amount thereof, and (ii) $100 million aggregate principal amount of its 7 5/8% first mortgage bonds due 2023 at a redemption price of 103.9458% of the principal amount thereof.

On April 15, 2002, Duquesne Light issued $200 million of 6.7% first mortgage bonds due 2012. On April 30, 2002, Duquesne Light issued $100 million of 6.7% first mortgage bonds due 2032. In each case it used the proceeds to call and refund existing debt, including debt scheduled to mature in 2003 and 2004.

16. Duquesne Light Transactions With Affiliates

As a wholly owned subsidiary of Holdings, Duquesne Light has various transactions with its parent company and affiliates.

Duquesne Light generally pays quarterly dividends to Holdings that approximate net income. As of December 31, 2003 and 2002, Duquesne Light’s fourth quarter dividend to Holdings was $20.0 million and $24.0 million and was included in the payable to affiliates on Duquesne Light’s consolidated balance sheets. As a holder of Holdings common stock, Duquesne Light receives dividend income from Holdings. Various Holdings affiliates, including Duquesne Light, participate in the DQE Capital cash pool arrangement. (See Note 1.)

Following the sale of generation assets in 2000, Duquesne Light loaned $250.0 million of the sale proceeds to Holdings, which remains outstanding as of December 31, 2003. The demand note bears a market rate of interest and is reflected on Duquesne Light’s consolidated balance sheets as a loan receivable from parent. Holdings used substantially all the proceeds of the loan to make capital contributions to other subsidiaries, which in turn used the funds for capital expenditures, new investments or operating expenses.

In 2003 and 2002, Duquesne Light charged an administrative fee to Holdings and its affiliates based on an allocation method that considers the cost of actual or estimated services performed and other expenses incurred on behalf of Holdings or its affiliates.

In 2001, Holdings charged its affiliates a fee for administrative and other expenses based on an allocation method that considered, among other things, the affiliates’ assets, revenues and employees.

Duquesne Light participates in a tax sharing agreement with Holdings to provide, among other things, for the payment of taxes for periods during which Holdings and Duquesne Light are included in the same consolidated group for federal tax purposes. Duquesne Light shares in the consolidated tax liability to the extent of its income or loss for the year. (See Note 10.) As of December 31, 2003 and 2002, Duquesne Light’s tax liability to Holdings under this arrangement was $41.6 million and $46.7 million and was included in payable to affiliates on Duquesne Light’s consolidated balance sheets.

Certain of Duquesne Light’s revenues and expenses relate to transactions with Holdings and its affiliates, including the following:

	(Millions of Dollars)
	Year Ended December 31,
	2003	2002	2001
Revenues and Other Income:
Interest income	$15.6	$21.4	$29.2
Affiliate electric energy sales	—	—	3.3
Dividend income from Holdings common stock	1.2	1.7	2.1
Pole rental revenue	1.1	1.1	0.9

Expenses:
Administrative cost allocations (a)	$(6.9)	$(3.7)	$8.0
Rental of communication fiber	0.2	0.2	0.2
Insurance	0.3	0.1	—

(a)	Allocated labor charges include the associated fringe benefits, including pension and health care costs.

17. Preferred and Preference Stock

Preferred and Preference Stock as of December 31,

	Call Price Per Share	(Millions of Dollars)
		2003		2002
		Shares	Amount	Shares	Amount
Preferred Stock of Holdings:
Series A Preferred Stock (a)	—	—	$—	223,520	$22.4

Preferred Stock Series of Subsidiaries:
Duquesne Light 3.75% (b)	$51.00	148,000	7.4	148,000	7.4
Duquesne Light 4.00% (b)	51.50	549,709	27.5	549,709	27.5
Duquesne Light 4.10% (b)	51.75	119,860	6.0	119,860	6.0
Duquesne Light 4.15% (b)	51.73	132,450	6.7	132,450	6.7
Duquesne Light 4.20% (b)	51.71	100,000	5.0	100,000	5.0
Duquesne Light $2.10 (b)	51.84	159,400	8.0	159,400	8.0
EnviroGas 6.5% (c)	—	10	1.0	10	1.0

Total Preferred Stock of Subsidiaries			61.6		61.6

Preference Stock Series of Subsidiaries:
Duquesne Light Plan Series A (d)	35.50	438,243	15.5	519,622	18.4

Deferred ESOP benefit			(6.4)		(9.2)

Total Preferred and Preference Stock (e)			$70.7		$93.2

(a)	1,000,000 authorized shares; no par value; convertible; $100 liquidation preference per share; annual dividends range from 2.7% to 4.3%. (See Note 1.)
(b)	4,000,000 authorized shares; $50 par value; cumulative; $50 per share involuntary liquidation value.
(c)	1,500 authorized shares; $100,000 par value; $100,000 involuntary liquidation value; if declared, holders entitled to 6.5% annual dividend each September; $100,000 redemption price per share. EnviroGas is a DQE Financial subsidiary.
(d)	8,000,000 authorized shares; $1 par value; cumulative; $35.50 per share liquidation value; annual dividends of $2.80 per share.
(e)	2002 amount excludes $0.5 million or 10 shares of $50,000 par value AquaSource preferred stock related to discontinued operations; 100 authorized shares; $50,000 per share involuntary liquidation value; holders entitled to a 6.5% annual dividend each September; $50,000 redemption per share. Shares were relinquished upon closing of sale to PSC.

As of December 31, 2003, 151,800 shares of Holdings preferred stock were outstanding. This reflects (i) the purchase in September 2003 of 60,000 shares issued in October 2002 as part of the settlement of litigation with minority investors in AquaSource and (ii) the conversion in November 2003 of 11,720 shares in accordance with the terms of the preferred stock. Upon the adoption of SFAS No. 150 on July 1, 2003, these shares, with a recorded value of $15.2 million as of December 31, 2003, were included in other liabilities on the consolidated balance sheets. (See Note 1.) The Holdings preferred stock ranks senior to Holdings common stock as to the payment of dividends and the distribution of assets on liquidation, dissolution or winding-up of Holdings. Dividends are paid quarterly on each January 1, April 1, July 1 and October 1. Holdings preferred stock holders are entitled to vote on all matters submitted to a vote of the holders of Holdings common stock, voting together with the holders of common stock as a single class. Each share of Holdings preferred stock is entitled to three votes. Each share of Holdings preferred stock is convertible at our option into the number of shares of Holdings common stock computed by dividing the Holdings preferred stock’s $100 liquidation value by the five-day average closing sales price of Holdings common stock for the five trading days immediately prior to the conversion date.

Each outstanding share of Holdings preferred stock will automatically be converted on the first day of the first month commencing after the sixth anniversary of its issuance.

Holders of Duquesne Light’s preferred stock are entitled to cumulative quarterly dividends. If four quarterly dividends on any series of preferred stock are in arrears, holders of the preferred stock are entitled to elect a majority of Duquesne Light’s board of directors until all dividends have been paid.

Holders of Duquesne Light’s preference stock are entitled to receive cumulative quarterly dividends, if dividends on all series of preferred stock are paid. If six quarterly dividends on any series of preference stock are in arrears, holders of the preference stock are entitled to elect two of Duquesne Light’s directors until all dividends have been paid. As of December 31, 2003, Duquesne Light had made all dividend payments.

Preferred and preference dividends of Holdings and its affiliates included in interest and other charges were $3.5 million, $3.3 million, and $3.4 million in 2003, 2002, and 2001. Total preferred and preference stock had involuntary liquidation values of $77.0 million and $102.3 million, which exceeded par by $15.1 million and $40.3 million as of December 31, 2003 and 2002. As of December 31, 2003, the involuntary liquidation value of the Holdings preferred stock was $15.2 million, which exceeded par by $15.2 million.

Preferred and preference dividends of Duquesne Light included in interest and other charges were $3.2 million, $3.3 million, and $3.4 million in 2003, 2002, and 2001. Total preferred and preference stock had involuntary liquidation values of $76.0 million and $78.9 million, which exceeded par by $15.1 million and $17.9 million as of December 31, 2003 and 2002.

Outstanding Duquesne Light preferred stock is generally callable on notice of not less than 30 days, at stated prices plus accrued dividends. The outstanding preference stock is callable at the liquidation price plus accrued dividends. None of the remaining Duquesne Light preferred or preference stock issues has mandatory purchase requirements.

We have an Employee Stock Ownership Plan (ESOP) to provide matching contributions for the 401(k) Retirement Savings Plan for Management Employees. (See Note 14.) We issued and sold 845,070 shares of Duquesne Light preference stock, plan series A, to the trustee of the ESOP. As consideration for the stock, we received a note valued at $30 million from the trustee. The preference stock has an annual dividend rate of $2.80 per share, and each share of the preference stock is exchangeable for the greater of one and one-half shares of Holdings common stock or $35.50 worth of Holdings common stock. As of December 31, 2003, $15.5 million of preference stock issued in connection with the establishment of the ESOP had been offset, for financial statement purposes, by a $6.4 million deferred ESOP benefit. Dividends on the preference stock and cash contributions from Holdings are used to fund the repayment of the ESOP note. We made cash contributions of approximately $0.3 million, $0.9 million and $1.5 million for 2003, 2002 and 2001. These cash contributions were the difference between the ESOP debt service and the amount of dividends on ESOP shares ($1.3 million, $1.5 million and $1.6 million in 2003, 2001 and 2001). As shares of preference stock are allocated to the accounts of participants in the ESOP, we recognize compensation expense, and the amount of the deferred compensation benefit is amortized. We recognized compensation expense related to the 401(k) plans of $1.2 million, $2.2 million and $3.1 million in 2003, 2002 and 2001.

Duquesne Light recognized compensation expense related to the 401(k) plan of $0.8 million, $0.9 million and $1.7 million in 2003, 2002 and 2001.

18. Supplemental Cash Flow Disclosure

Holdings Changes in Working Capital Other than Cash (a) for the Year Ended December 31,

	(Millions of Dollars)
	2003	2002	2001
Receivables	$1.1	$23.3	$21.2
Materials and supplies	—	3.1	1.9
Other current assets	8.9	51.8	(75.9)
Accounts payable	(2.8)	5.1	(43.2)
Other current liabilities	(19.1)	(23.8)	16.2

Total	$(11.9)	$59.5	$(79.8)

(a)	The amounts shown exclude the effects of acquisitions, dispositions and restructuring charges.

Duquesne Light Changes in Working Capital Other than Cash (a) for the Year Ended December 31,

	(Millions of Dollars)
	2003	2002	2001
Receivables	$12.8	$47.8	$7.2
Materials and supplies	—	3.1	1.9
Other current assets	(4.5)	(2.1)	9.6
Accounts payable	(26.0)	(3.3)	(21.3)
Other current liabilities	(34.4)	59.1	(34.3)

Total	$(52.1)	$104.6	$(36.9)

(a)	The amounts shown exclude the effects of restructuring charges.

19. Business Segments and Related Information

We report the following business segments: (1) Duquesne Light’s transmission and distribution of electricity (electricity delivery business segment), (2) Duquesne Light’s supply of electricity (electricity supply business segment), (3) Duquesne Light’s collection of transition costs (CTC business segment), (4) DQE Energy Services’ development, operation and maintenance of energy and, for a single customer, synthetic fuel facilities (Energy Services business segment), and (5) DQE Financial’s collection and processing of landfill gas and management of structured finance and alternative energy investments (Financial business segment). Effective January 1, 2003, our subsidiary, DQE Enterprises, Inc., no longer meets the requirements of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Therefore, we no longer report an Enterprises business segment. We also report an “all other” category to include our other subsidiaries below the quantitative threshold for disclosure, and corporate administrative functions, financing, and insurance services for our various affiliates. Operating revenues in our “all other” category are comprised of (i) revenues from DQE Communications, (ii) revenue from an energy services investment held by DQE Enterprises until its sale in 2002, and (iii) revenues from our bottled water business, the Pittsburgh Airport energy facility and rental property until their sales in 2001.

Business Segments for the Twelve Months Ended December 31, 2003

	(Millions of Dollars)
	Electricity Delivery	Electricity Supply	CTC	Total Duquesne Light	Energy Services	Financial	All Other	Elimina- tions	Consoli- dated
Operating revenues	$338.4	$450.2	$17.5	$806.1	$63.5	$27.8	$7.0	$(1.6)	$902.8
Operating expenses	157.3	416.5	0.8	574.6	33.1	45.4	12.3	(0.8)	664.6
Depreciation and amortization expense	60.7	—	15.7	76.4	2.1	6.4	2.4	—	87.3

Operating income (loss)	120.4	33.7	1.0	155.1	28.3	(24.0)	(7.7)	(0.8)	150.9
Other income	20.3	—	—	20.3	1.8	29.4	1.7	(17.8)	35.4
Interest and other charges	63.6	—	—	63.6	0.2	1.8	25.5	(16.7)	74.4

Income (loss) before taxes	77.1	33.7	1.0	111.8	29.9	3.6	(31.5)	(1.9)	111.9
Income taxes	31.0	14.0	0.4	45.4	9.6	(29.6)	(7.7)	—	17.7

Income (loss) before net impairment charge	46.1	19.7	0.6	66.4	20.3	33.2	(23.8)	(1.9)	94.2
Impairment, net	—	—	—	—	—	—	(1.0)	—	(1.0)

Income (loss) from continuing operations	46.1	19.7	0.6	66.4	20.3	33.2	(24.8)	(1.9)	93.2
Dividends on preferred stock	—	—	—	—	—	—	0.4	—	0.4

Earnings (loss) from continuing operations available for common stock	$46.1	$19.7	$0.6	$66.4	$20.3	$33.2	$(25.2)	$(1.9)	$92.8

Assets	$2,200.8	$8.4	$—	$2,209.2	$34.2	$614.0	$59.6	$(376.2)	$2,540.8

Capital expenditures	$76.1	$—	$—	$76.1	$0.4	$0.3	$1.2	$—	$78.0

Business Segments for the Twelve Months Ended December 31, 2002

	(Millions of Dollars)
	Electricity Delivery	Electricity Supply	CTC	Total Duquesne Light	Energy Services	Financial	All Other	Elimina- tions	Consoli- dated
Operating revenues	$350.0	$472.2	$122.4	$944.6	$54.7	$22.0	$6.6	$(1.9)	$1,026.0
Operating expenses	156.1	448.6	5.4	610.1	29.3	43.5	26.8	(0.4)	709.3
Depreciation and amortization expense	56.5	—	112.6	169.1	2.1	12.3	2.1	—	185.6

Operating income (loss)	137.4	23.6	4.4	165.4	23.3	(33.8)	(22.3)	(1.5)	131.1
Other income	31.9	—	—	31.9	2.6	22.7	2.3	(22.9)	36.6
Interest and other charges	72.4	—	—	72.4	0.8	1.7	29.8	(21.2)	83.5

Income (loss) before taxes	96.9	23.6	4.4	124.9	25.1	(12.8)	(49.8)	(3.2)	84.2
Income taxes	39.3	9.7	1.5	50.5	8.0	(34.6)	(17.4)	—	6.5

Income (loss) before net impairment and restructuring charges	57.6	13.9	2.9	74.4	17.1	21.8	(32.4)	(3.2)	77.7
Impairment, net	—	—	—	—	—	(29.8)	(18.1)	—	(47.9)
Restructuring, net	(2.3)	—	—	(2.3)	—	—	(0.8)	—	(3.1)

Income (loss) from continuing operations	55.3	13.9	2.9	72.1	17.1	(8.0)	(51.3)	(3.2)	26.7
Dividends on preferred stock	—	—	—	—	—	—	0.6	—	0.6

Earnings (loss) from continuing operations available for common stock	$55.3	$13.9	$2.9	$72.1	$17.1	$(8.0)	$(51.9)	$(3.2)	$26.1

Assets (a)	$2,464.1	$—	$24.1	$2,488.2	$37.5	$570.3	$152.2	$(627.6)	$2,620.6

Capital expenditures	$72.5	$—	$—	$72.5	$0.6	$4.3	$6.4	$—	$83.8

(a)	Excludes assets related to discontinued operations.

Business Segments for the Twelve Months Ended December 31, 2001

	(Millions of Dollars)
	Electricity Delivery	Electricity Supply	CTC	Total Duquesne Light	Energy Services	Financial	All Other	Elimina- tions	Consoli- dated
Operating revenues	$319.6	$430.3	$303.7	$1,053.6	$31.3	$29.8	$36.7	$(9.0)	$1,142.4
Operating expenses	147.9	430.3	13.5	591.7	27.7	42.7	47.1	(14.4)	694.8
Depreciation and amortization expense	59.7	—	271.3	331.0	1.9	10.1	5.6	—	348.6

Operating income (loss)	112.0	—	18.9	130.9	1.7	(23.0)	(16.0)	5.4	99.0
Other income	39.1	—	—	39.1	7.9	28.5	1.3	(37.4)	39.4
Interest and other charges	78.4	—	—	78.4	0.6	6.0	48.3	(29.9)	103.4

Income (loss) before taxes	72.7	—	18.9	91.6	9.0	(0.5)	(63.0)	(2.1)	35.0
Income taxes	28.3	—	6.6	34.9	2.7	(41.6)	(14.1)	—	(18.1)

Income (loss) before net impairment and restructuring charges	44.4	—	12.3	56.7	6.3	41.1	(48.9)	(2.1)	53.1
Impairment, net	—	—	—	—	—	(43.7)	(36.1)	—	(79.8)
Restructuring, net	(6.7)	—	—	(6.7)	—	—	(11.1)	—	(17.8)

Income (loss) from continuing operations	37.7	—	12.3	50.0	6.3	(2.6)	(96.1)	(2.1)	(44.5)
Dividends on preferred stock	—	—	—	—	—	—	0.5	—	0.5

Earnings (loss) from continuing operations available for common stock	$37.7	$—	$12.3	$50.0	$6.3	$(2.6)	$(96.6)	$(2.1)	$(45.0)

Assets (a)	$2,435.7	$—	$134.3	$2,570.0	$35.2	$623.6	$267.7	$(723.4)	$2,773.1

Capital expenditures	$59.1	$—	$—	$59.1	$1.4	$52.7	$7.2	$—	$120.4

(a)	Excludes assets related to discontinued operations.

20. Quarterly Financial Information (Unaudited)

Summary of Selected Quarterly Financial Data

Duquesne Light Holdings

	(Millions of Dollars, Except Per Share Amounts)
2003 (a)	First Quarter	Second Quarter		Third Quarter	Fourth Quarter
Operating revenues	$220.3	$215.8		$246.0	$220.7
Operating income (b)	36.0	36.6		49.0	29.3
Income from continuing operations	27.9	20.9		30.2	14.2
Income from discontinued operations	1.7	13.4		0.4	67.2
Net income	29.6 (c)	34.3	(c)	30.6	81.4	(c)
Basic earnings per share:
Continuing operations	0.37	0.28		0.40	0.19
Discontinued operations	0.02	0.18		0.01	0.89
Total	0.39	0.46		0.41	1.08
Stock price:
High	16.50	16.59		15.70	18.39
Low	12.19	12.09		13.81	15.41

2002 (a)	First Quarter	Second Quarter		Third Quarter	Fourth Quarter
Operating revenues	$268.5	$250.2		$275.1	$232.2	(d)
Operating income (loss) (b)	23.4	25.2		51.7	(4.6	)(d)
Income (loss) from continuing operations	13.5	5.0		30.4	(22.2)
Income (loss) from discontinued operations	3.2	(102.0)		(3.4)	(25.4)
Income (loss) before cumulative effect of a change in accounting principle	16.7	(97.0)		27.0	(47.6)
Cumulative effect	(113.7)	—		—	—
Net income (loss)	(97.0)	(97.0	)(e)	27.0 (f)	(47.6	)(g)
Basic earnings (loss) per share:
Continuing operations	0.23	0.09		0.41	(0.30)
Discontinued operations	0.06	(1.78)		(0.05)	(0.34)
Cumulative effect	(2.02)	—		—	—
Total	(1.73)	(1.69)		0.36	(0.64)
Stock price:
High	22.20	21.16		15.57	16.00
Low	19.10	13.58		11.29	14.05

(a)	The quarterly data reflect seasonal weather variations in the electric utility’s service territory.
(b)	Operating income reflects a reclassification of amortization expense from other income to operating expense as compared to previously reported amounts.
(c)	First quarter results include an after-tax gain of $7.0 million related to the sale of a limited partnership investment in a natural gas operating partnership by DQE Financial. (See Note 6.) Second quarter results include an $11.5 million after-tax gain related to the increase in fair value of AquaSource’s investor-owned utilities as a result of the sale of these utilities to PSC. (See Note 13.) Fourth quarter results include a $5.8 million after-tax charge associated with vacant leased office space. (See Note 11.) Fourth quarter results include a $66.6 million tax benefit related to the use of capital losses generated in connection with the sale of the AquaSource subsidiaries. (See Note 13.)
(d)	Fourth quarter reflects a reclassification of miscellaneous revenue from other income to operating revenues.
(e)	Second quarter results include impairment charges booked at AquaSource ($100.9 million after-tax) and DQE Enterprises ($10.8 million after-tax). These charges are related to asset and investment write-downs. Impairment charges related to AquaSource are included in discontinued operations. (See Notes 3 and 13.)
(f)	Third quarter results include costs associated with the sale of AquaSource of $7.7 million after-tax. A one-time charge of $1.2 million after-tax for the write-off of costs associated with a discontinued power plant project is also included in third quarter results.
(g)	Fourth quarter results include impairment charges at DQE Financial and DQE Enterprises of $29.8 million after-tax and $7.3 million after-tax. (See Note 3.) These charges are related to asset and investment write-downs. Restructuring charges at Duquesne Light and Holdings of $2.3 million after-tax and $0.8 million after-tax, are also included in fourth quarter results. (See Note 4.) These charges are related to an administrative cost reduction. Costs associated with the sale of AquaSource of $5.7 million after-tax are included in the fourth quarter results. A $21.2 million after-tax loss on the sale of Pro Am is included in the fourth quarter results. Both the costs associated with the sale and the loss on sale are included in discontinued operations. (See Note 13.)

Duquesne Light Company

	(Millions of Dollars)
2003 (a)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenues	$199.3	$193.2	$218.6	$195.0
Operating income	38.2	37.4	49.3	30.2
Net income	16.7	16.2	24.2	12.5	(b)

	(Millions of Dollars)
2002 (a)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenues	$249.4	$233.0	$254.6	$207.6
Operating income	34.8	35.6	57.7	33.4
Net income	17.8	15.0	28.3	14.3	(c)

(a)	The quarterly data reflect seasonal weather variations in our service territory.
(b)	Fourth quarter results include a $4.9 million after-tax charge associated with vacant leased office space. (See Note 11.)
(c)	Restructuring charges of $2.3 million after-tax are included in fourth quarter results. (See Note 3.) These charges are related to 2002 administrative cost reductions.

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management of both Holdings and Duquesne Light, with the participation of each entity’s Chief Executive Officer and the Chief Financial Officer, has evaluated their respective disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Each entity’s Chief Executive Officer and the Chief Financial Officer have concluded that these controls and procedures are effective to provide reasonable assurance that the information required to be disclosed in Holdings’ and Duquesne Light’s reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

There has been no change in Holdings’ or Duquesne Light’s internal control over financial reporting that occurred during the fourth quarter that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrants.

Information relating to Holdings’ executive officers and Duquesne Light’s executive officers and directors is set forth in Part I of this Report under the caption “Executive Officers of the Registrant.” All other information about Holdings required under this Item 10 is set forth in and incorporated by reference from the 2004 Proxy Statement. All other information about Duquesne Light required under this Item 10 is set forth in and incorporated by reference from Exhibit 99.1.

Item 11. Executive Compensation.

Information relating to executive compensation for Holdings is set forth in and incorporated by reference from the 2004 Proxy Statement. Information relating to executive compensation for Duquesne Light is set forth in and incorporated by reference from Exhibit 99.1.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Information relating to the ownership of Holdings equity securities by Holdings’ directors, officers and certain beneficial owners, as well as information relating to equity compensation plans, is set forth in and incorporated by reference from the 2004 Proxy Statement.

Information relating to the ownership of Holdings equity securities by Duquesne Light directors, officers and certain beneficial owners is set forth in and incorporated by reference from Exhibit 99.1.

Item 13. Certain Relationships and Related Transactions.

Information relating to certain relationships and related transactions involving Holdings is set forth in and incorporated by reference from the 2004 Proxy Statement. There were no such relationships or transactions regarding Duquesne Light.

Item 14. Principal Accountant Fees and Services.

Information regarding Deloitte & Touche LLP’s fees and services is set forth in and incorporated by reference from the 2004 Proxy Statement. Such fees and services apply to Deloitte & Touche LLP’s work for all of Holdings’ consolidated subsidiaries, including Duquesne Light.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports On Form 8-K.

(a)(1) The following information is set forth in Part II, Item 8:

(a)(2) The following financial statement schedules and the related Independent Auditors’ Report are filed here as a part of this Report:

Schedule for the Three Years Ended December 31, 2003:
II - Valuation and Qualifying Accounts (Holdings)	82
II – Valuation and Qualifying Accounts (Duquesne Light)	82

The remaining schedules are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the financial statements or notes to the consolidated financial statements.

(a)(3) Exhibits are set forth in the Exhibit Index below, incorporated here by reference. Documents other than those designated as being filed here are incorporated here by reference. Documents incorporated by reference to a Holdings Annual Report on Form 10-K, a Quarterly Report on Form 10-Q or a Current Report on Form 8-K are at Securities and Exchange Commission File No. 1-10290. Documents incorporated by reference to a Duquesne Light Annual Report on Form 10-K, a Quarterly Report on Form 10-Q or a Current Report on Form 8-K are at Securities and Exchange Commission File No. 1-956.

The Exhibits include the management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K.

(b) Holdings and Duquesne Light filed no reports on Form 8-K in the fourth quarter of 2003.

(c) Exhibits Index

Exhibit No.	Description	Method of Filing
3.1	Holdings Articles of Incorporation effective January 5, 1989.	Exhibit 3.1 to the Holdings Form 10-K for the year ended December 31, 1989.

3.2	Holdings Articles of Amendment effective April 27, 1989.	Exhibit 3.2 to the Holdings Form 10-K for the year ended December 31, 1989.

3.3	Holdings Articles of Amendment effective February 8, 1993.	Exhibit 3.3 to the Holdings Form 10-K for the year ended December 31, 1992.

3.4	Holdings Articles of Amendment effective May 24, 1994.	Exhibit 3.4 to the Holdings Form 10-K for the year ended December 31, 1994

3.5	Holdings Articles of Amendment effective April 20, 1995.	Exhibit 3.5 to the Holdings Form 10-K for the year ended December 31, 1995.

3.6	Holdings Articles of Amendment effective September 30, 2003.	Filed here.

3.7	Holdings Statement with respect to the Preferred Stock, Series A (Convertible), as filed with the Pennsylvania Department of State on August 29, 1997.	Exhibit 3.1 to the Holdings Form 10-Q for the quarter ended September 30, 1997.

3.8	Duquesne Light Restated Articles of Incorporation currently in effect.	Exhibit 3.1 to the Duquesne Light Form 10-Q for the quarter ended June 30, 1999.

3.9	Holdings By-Laws, as amended through September 30, 2003, and as currently in effect.	Exhibit 3.1 to the Holdings Form 10-Q for the quarter ended September 30, 2003.

3.10	Duquesne Light By-Laws, as amended through October 13, 2003, and as currently in effect.	Exhibit 3.1 to the Duquesne Light Form 10-Q for the quarter ended September 30, 2003.

4.1	Indenture of Mortgage and Deed of Trust dated as of April 1, 1992, securing Duquesne Light Company’s First Collateral Trust Bonds.	Exhibit 4.3 to Registration Statement (Form S-3) No. 33-52782.

4.2	Supplemental Indentures supplementing the said Indenture of Mortgage and Deed of Trust -

	Supplemental Indenture No. 1.	Exhibit 4.4 to Registration Statement (Form S-3) No. 33-52782.

	Supplemental Indenture No. 2 through Supplemental Indenture No. 4.	Exhibit 4.4 to Registration Statement (Form S-3) No. 33-63602.

	Supplemental Indenture No. 5 through Supplemental Indenture No. 7.	Exhibit 4.6 to the Duquesne Light Form 10-K for the year ended December 31, 1993.

Exhibit No.	Description	Method of Filing
	Supplemental Indenture No. 8 and Supplemental Indenture No. 9.	Exhibit 4.6 to the Duquesne Light Form 10-K for the year ended December 31, 1994.

	Supplemental Indenture No. 10 through Supplemental Indenture No. 12.	Exhibit 4.4 to the Duquesne Light Form 10-K for the year ended December 31, 1995.

	Supplemental Indenture No. 13.	Exhibit 4.3 to the Duquesne Light Form 10-K for the year ended December 31, 1996.

	Supplemental Indenture No. 14.	Exhibit 4.3 to the Duquesne Light Form 10-K for the year ended December 31, 1997.

	Supplemental Indenture No. 15.	Exhibit 4.3 to the Duquesne Light Form 10-K for the year ended December 31, 1999.

	Supplemental Indenture No. 16.	Exhibit 4.3 to the Duquesne Light Form 10-K for the year ended December 31, 1999.

	Supplemental Indenture No. 17 and Supplemental Indenture No. 18.	Exhibit 4.2 to the Duquesne Light Registration Statement (Form S-3) No. 333-72408.

	Supplemental Indenture No. 19.	Exhibit 4 to the Form 8-A of Duquesne Light, filed April 29, 2002.

4.3	Amended and Restated Agreement of Limited Partnership of Duquesne Capital L.P., dated as of May 14, 1996.	Exhibit 4.4 to the Duquesne Light Form 10-K for the year ended December 31, 1996.

4.4	Payment and Guarantee Agreement, dated as of May 14, 1996, by Duquesne Light Company with respect to MIPS.	Exhibit 4.5 to the Duquesne Light Form 10-K for the year ended December 31, 1996.

4.5	Indenture, dated as of May 1, 1996, by Duquesne Light Company to the First National Bank of Chicago as Trustee.	Exhibit 4.6 to the Duquesne Light Form 10-K for the year ended December 31, 1996.

4.6	Indenture, dated as of August 1, 1999, from DQE Capital Corporation and Holdings to The First National Bank of Chicago, as Trustee.	Exhibit 4.1 to the Form 8-A of DQE Capital Corporation and Holdings, filed September 16, 1999.

4.7	Form of Note.	Exhibit 4.2 to the Form 8-A of DQE Capital Corporation and Holdings, filed September 16, 1999.

10.1	Deferred Compensation Plan for Directors of Duquesne Light Company, as amended to date.	Exhibit 10.1 to the Holdings Form 10-K for the year ended December 31, 1992.

Exhibit No.	Description	Method of Filing
10.2	Incentive Compensation Program for Certain Executive Officers of Duquesne Light Company, as amended to date.	Exhibit 10.2 to the Holdings Form 10-K for the year ended December 31, 1992.

10.3	Description of Duquesne Light Company Pension Service Supplement Program.	Exhibit 10.3 to the Holdings Form 10-K for the year ended December 31, 1992.

10.4	Duquesne Light Charitable Giving Program, as amended.	Exhibit 10.6 to the Holdings Form 10-K Annual Report for the year ended December 31, 2001.

10.5	Employment Agreement dated as of September 14, 2001 between Holdings and Morgan K. O’Brien.	Exhibit 10.8 to the Holdings Form 10-K for the year ended December 31, 2001.

10.6	Non-Competition and Confidentiality Agreement dated as of September 14, 2001 for Morgan K. O’Brien.	Exhibit 10.13 to the Holdings Form 10-K for the year ended December 31, 2001.

10.7	Non-Competition and Confidentiality Agreement dated as of October 21, 1996 for Victor A. Roque.	Exhibit 10.15 to the Holdings Form 10-K for the year ended December 31, 2001.

10.8	Non-Competition and Confidentiality Agreement dated as of August 1, 2000 for Joseph G. Belechak.	Exhibit 10.7 to the Duquesne Light Form 10-K for the year ended December 31, 2001.

10.9	Non-Competition and Confidentiality Agreement dated as of April 2, 1997 for Maureen L. Hogel.	Exhibit 10.8 to the Duquesne Light Form 10-K for the year ended December 31, 2001.

10.10	Schedule to Exhibit 10.7 listing substantially identical agreements with Stevan R. Schott and James E. Wilson	Exhibit 10.5 to the Duquesne Light Form 10-K for the year ended December 31, 2002.

10.11	Severance Agreement dated December 23, 2003 for Morgan K. O’Brien, with a schedule listing substantially identical agreements with Joseph G. Belechak, Maureen L. Hogel, Stevan R. Schott and James E. Wilson.	Filed here.

10.12	POLR Agreement, dated as of September 24, 1999 by and between Duquesne Light Company and Orion Power Holdings, Inc.	Exhibit 2.2 to the Holdings Form 8-K September 24, 1999.

10.13	Amended and Restated POLR II Agreement by and between Duquesne Light Company and Orion Power MidWest, L.P., dated as of December 7, 2000.	Exhibit 10.11 to the Duquesne Light Form 10-K for the year ended December 31, 2000.

10.14	LLC Purchase Agreement by and among AquaSource, Holdings, and Southwest Water Company, dated as of September 14, 2002.	Exhibit 10.1 to the Holdings Form 10-Q for the quarter ended September 30, 2002.

10.15	LLC Purchase Agreement by and between AquaSource, Inc. and Fudd & Dudd Acquisition LLC, dated as of March 14, 2002.	Exhibit 10.17 to the Holdings Form 10-K for the year ended December 31, 2002.

Exhibit No.	Description	Method of Filing
10.16	Purchase Agreement by and among AquaSource, Holdings, Philadelphia Suburban and Aqua Acquisition Corporation dated as of July 29, 2002.	Exhibit 10.1 to the Holdings Form 10-Q for the quarter ended September 30, 2003.

10.17	Agreement No. 1 to the Purchase Agreement by and among AquaSource, Holdings, Philadelphia Suburban and Aqua Acquisition Corporation, dated as of March 4, 2003.	Exhibit 10.2 to the Holdings Form 10-Q for the quarter ended September 30, 2003.

12.1	Holdings Ratio of Earnings.	Filed here.

12.2	Duquesne Light Ratio of Earnings.	Filed here.

21.1	Subsidiaries of the registrants.	Filed here.

23.1	Independent Auditors’ Consent regarding Holdings.	Filed here.

23.2	Independent Auditors’ Consent regarding Duquesne Light.	Filed here.

24.1	Powers of Attorney.	Filed here.

31.1	Section 302 Certification of Holdings’ CEO.	Filed here.

31.2	Section 302 Certification of Holdings’ CFO.	Filed here.

31.3	Section 302 Certification of Duquesne Light’s CEO.	Filed here.

31.4	Section 302 Certification of Duquesne Light’s CFO.	Filed here.

32.1	Section 906 Certification of Holdings’ CEO.	Filed here.

32.2	Section 906 Certification of Holdings’ CFO.	Filed here.

32.3	Section 906 Certification of Duquesne Light’s CEO.	Filed here.

32.4	Section 906 Certification of Duquesne Light’s CFO.	Filed here.

99.1	Information regarding Duquesne Light directors, executive compensation and security ownership.	Filed here.

Copies of the exhibits listed above will be furnished, upon request, to holders or beneficial owners of any class of our stock as of March 1, 2004, subject to payment in advance of the cost of reproducing the exhibits requested.

SCHEDULE II

DUQUESNE LIGHT HOLDINGS

Valuation and Qualifying Accounts

For the Years Ended December 31, 2003, 2002 and 2001

	(Millions of Dollars)
		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions (b)	Balance at End of Year
Year Ended December 31, 2003 Reserve Deducted from the Asset to which it applies:
Allowance for uncollectible accounts	$7.7	$10.8	$3.6	$16.4	$5.7

Year Ended December 31, 2002 Reserve Deducted from the Asset to which it applies:
Allowance for uncollectible accounts	$6.3	$21.3	$2.7	$22.6	$7.7

Year Ended December 31, 2001 Reserve Deducted from the Asset to which it applies:
Allowance for uncollectible accounts	$9.8	$7.9	$2.6	$14.0	$6.3

Notes:	(a) Recovery of accounts previously written off.

(b) Accounts receivable written off.

DUQUESNE LIGHT COMPANY

Valuation and Qualifying Accounts

For the Years Ended December 31, 2003, 2002 And 2001

	(Millions of Dollars)
		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions (b)	Balance at End of Year
Year Ended December 31, 2003 Reserve Deducted from the Asset to which it applies:
Allowance for uncollectible accounts	$7.7	$10.2	$3.6	$15.8	$5.7

Year Ended December 31, 2002 Reserve Deducted from the Asset to which it applies:
Allowance for uncollectible accounts	$6.3	$21.3	$2.7	$22.6	$7.7

Year Ended December 31, 2001 Reserve Deducted from the Asset to which it applies:
Allowance for uncollectible accounts	$9.8	$7.9	$2.6	$14.0	$6.3

Notes:	(a) Recovery of accounts previously written off.

(b) Accounts receivable written off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Duquesne Light Holdings, Inc.
(Registrant)

Date: March 15, 2004	By:	/s/ Morgan K. O’Brien
(Signature)
Morgan K. O’Brien
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Morgan K. O’Brien Morgan K. O’Brien	President, Chief Executive Officer and Director	March 15, 2004

/s/ Stevan R. Schott Stevan R. Schott	Senior Vice President and Chief Financial Officer	March 15, 2004

/s/ Susan S. Mullins Susan S. Mullins	Controller (Principal Accounting Officer)	March 15, 2004

* Doreen E. Boyce	Director

* Robert P. Bozzone	Director

* Charles C. Cohen	Director

* Sigo Falk	Director

* Joseph C. Guyaux	Director

* David M. Kelly	Director

* Steven S. Rogers	Director

* John D. Turner	Director

*By /s/ Stevan R. Schott	Attorney-in-Fact	March 15, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Duquesne Light Company
(Registrant)

Date: March 15, 2004	By:	/s/ Morgan K. O’Brien
(Signature)
Morgan K. O’Brien
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Morgan K. O’Brien Morgan K. O’Brien	Director, President and Chief Executive Officer	March 15, 2004

/s/ Stevan R. Schott Stevan R. Schott	Director, Senior Vice President and Chief Financial Officer	March 15, 2004

/s/ Susan S. Mullins Susan S. Mullins	Controller (Principal Accounting Officer)	March 15, 2004

/s/ Joseph G. Belechak Joseph G. Belechak	Director	March 15, 2004

/s/ Maureen L. Hogel Maureen L. Hogel	Director	March 15, 2004

/s/ James E. Wilson James E. Wilson	Director	March 15, 2004