Form 10-Q
period 2004-03-31
DUQUESNE LIGHT CO; DUQUESNE LIGHT HOLDINGS INC
filed 2004-05-10
CIK 30573, 846930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                      to

Commission File Number	Registrant; State of Incorporation; Address; Telephone Number	IRS Employer Identification No.
1-10290	Duquesne Light Holdings, Inc.	25-1598483
(A Pennsylvania Corporation)
411 Seventh Avenue
Pittsburgh, Pennsylvania 15219
412-393-6000

1-956	Duquesne Light Company	25-0451600
(A Pennsylvania Corporation)
411 Seventh Avenue
Pittsburgh, Pennsylvania 15219
412-393-6000

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether each registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of April 30, 2004, there were 76,182,342 shares of Duquesne Light Holdings, Inc.’s single class of common stock outstanding.

As of April 30, 2004, there were 10 shares of Duquesne Light Company’s single class of common stock outstanding, all held by Duquesne Light Holdings, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Duquesne Light Holdings

Condensed Consolidated Statements of Income (Unaudited)

	(All Amounts in Millions, Except Per Share Amounts) Three Months Ended March 31,
	2004	2003
Operating Revenues:
Retail sales of electricity	$188.4	$193.4
Other	28.7	26.9

Total Operating Revenues	217.1	220.3

Operating Expenses:
Purchased power	94.2	96.4
Other operating and maintenance	54.1	50.1
Depreciation and amortization	20.4	24.1
Taxes other than income taxes	13.2	13.7

Total Operating Expenses	181.9	184.3

Operating Income	35.2	36.0
Other Income	4.1	19.6
Interest and Other Charges	14.4	19.2

Income from Continuing Operations Before Income Taxes	24.9	36.4
Income Tax Expense	3.2	8.5

Income from Continuing Operations	21.7	27.9
Income from Discontinued Operations – Net (Note 8)	0.1	1.7

Net Income	21.8	29.6
Dividends on Preferred Stock (Note 1)	—	0.2

Earnings Available for Common Stock	$21.8	$29.4

Average Number of Common Shares Outstanding	75.9	74.5

Basic Earnings Per Share of Common Stock:
Earnings from Continuing Operations	$0.29	$0.37
Earnings from Discontinued Operations	—	0.02

Basic Earnings Per Share of Common Stock	$0.29	$0.39

Diluted Earnings Per Share of Common Stock:
Earnings from Continuing Operations	$0.28	$0.37
Earnings from Discontinued Operations	—	0.02

Diluted Earnings Per Share of Common Stock	$0.28	$0.39

Dividends Declared Per Share of Common Stock	$0.25	$0.25

See notes to condensed consolidated financial statements.

Duquesne Light Holdings

Condensed Consolidated Balance Sheets (Unaudited)

	(Millions of Dollars)
	March 31, 2004	December 31, 2003
Assets
Current Assets:
Cash and temporary cash investments	$12.2	$33.8
Receivables	108.8	115.0
Other	56.8	35.3

Total Current Assets	177.8	184.1

Long-Term Investments	616.2	567.9

Property, Plant and Equipment:
Property plant and equipment	2,156.3	2,143.9
Less: Accumulated depreciation and amortization	(716.8)	(706.6)

Total Property, Plant and Equipment – Net	1,439.5	1,437.3

Other Non-Current Assets:
Regulatory assets	287.1	281.6
Transition costs	5.9	8.4
Other	60.9	61.5

Total Other Non-Current Assets	353.9	351.5

Total Assets	$2,587.4	$2,540.8

Liabilities and Capitalization
Current Liabilities:
Current debt maturities and notes payable	$90.2	$51.5
Accounts payable	108.6	112.0
Other	80.7	85.9
Discontinued operations	25.3	29.9

Total Current Liabilities	304.8	279.3

Non-Current Liabilities:
Deferred income taxes – net	474.3	474.1
Other	218.9	163.8

Total Non-Current Liabilities	693.2	637.9

Commitments and Contingencies (Note 7)
Capitalization:
Long-term debt	932.3	977.5
Preferred and Preference Stock	71.4	70.7

Common Shareholders’ Equity:
Common stock – no par value (authorized – 187,500,000 shares; issued – 126,929,154 shares)	1,213.8	1,215.4
Retained earnings	555.9	553.1
Treasury stock (at cost) (50,935,003 and 51,505,469 shares)	(1,181.0)	(1,189.7)
Unearned compensation	(3.0)	(3.4)

Total Common Shareholders’ Equity	585.7	575.4

Total Capitalization	1,589.4	1,623.6

Total Liabilities and Capitalization	$2,587.4	$2,540.8

See notes to condensed consolidated financial statements.

Duquesne Light Holdings

Condensed Consolidated Statements of Cash Flows (Unaudited)

	(Millions of Dollars)
	Three Months Ended March 31,
	2004	2003
Cash Flows from Operating Activities:
Operations	$45.0	$39.8
Changes in working capital other than cash	(39.1)	(17.9)
Other	(1.1)	(21.3)
Cash flows from discontinued operations	(4.6)	(7.5)

Net Cash Provided from (Used in) Operating Activities	0.2	(6.9)

Cash Flows from Investing Activities:
Capital expenditures	(19.1)	(14.0)
Proceeds from disposition of investments	—	18.5
Other	(0.7)	(2.1)

Net Cash (Used in) Provided from Investing Activities	(19.8)	2.4

Cash Flows from Financing Activities:
Revolving credit facility borrowings	90.0	—
Reductions of long-term debt obligations	(80.3)	(2.0)
Dividends on common and preferred stock	(16.4)	(16.1)
Other	4.7	0.4

Net Cash Used in Financing Activities	(2.0)	(17.7)

Net decrease in cash	(21.6)	(22.2)
Cash and temporary cash investments at beginning of period	33.8	93.9

Cash and temporary cash investments at end of period	$12.2	$71.7

See notes to condensed consolidated financial statements.

Duquesne Light Holdings

Consolidated Statements of Comprehensive Income (Unaudited)

	(Millions of Dollars)
	Three Months Ended March 31,
	2004	2003
Net income	$21.8	$29.6
Other comprehensive loss:
Unrealized holding losses arising during the year, net of tax of $— and $(0.1)	—	(0.2)

Comprehensive income	$21.8	$29.4

See notes to condensed consolidated financial statements.

Duquesne Light Company

Condensed Consolidated Statements of Income (Unaudited)

	(Millions of Dollars)
	Three Months Ended March 31,
	2004	2003
Operating Revenues:
Retail sales of electricity	$188.4	$193.4
Other	6.2	5.9

Total Operating Revenues	194.6	199.3

Operating Expenses:
Purchased power	94.2	96.4
Other operating and maintenance	32.6	29.7
Depreciation and amortization	18.0	21.5
Taxes other than income taxes	13.2	13.5

Total Operating Expenses	158.0	161.1

Operating Income	36.6	38.2
Other Income	3.9	5.4
Interest and Other Charges	11.2	12.7
Company Obligated Mandatorily Redeemable Preferred Securities Dividend Requirements (Note 1)	—	3.1

Net Income Before Income Taxes	29.3	27.8
Income Taxes	11.5	11.1

Net Income	17.8	16.7
Dividends on Preferred and Preference Stock	0.8	0.8

Earnings Available for Common Stock	$17.0	$15.9

See notes to condensed consolidated financial statements.

Duquesne Light Company

Condensed Consolidated Balance Sheets (Unaudited)

	(Millions of Dollars)
	March 31, 2004	December 31, 2003
Assets
Current Assets:
Investment in DQE Capital cash pool	$48.8	$69.1
Receivables	351.0	357.1
Other	53.9	31.9

Total Current Assets	453.7	458.1

Long-Term Investments	27.6	27.1

Property, Plant and Equipment:
Property, plant and equipment	$2,076.6	$2,063.7
Less: Accumulated depreciation and amortization	(690.2)	(681.0)

Total Property, Plant and Equipment – Net	1,386.4	1,382.7

Other Non-Current Assets:
Regulatory assets	287.1	281.6
Transition costs	5.9	8.4
Other	47.5	51.3

Total Other Non-Current Assets	340.5	341.3

Total Assets	$2,208.2	$2,209.2

Liabilities and Capitalization
Current Liabilities:
Current debt maturities and notes payable	$90.0	$50.5
Accounts payable	94.9	98.9
Payable to affiliates	56.6	62.0
Other	22.5	38.8

Total Current Liabilities	264.0	250.2

Non-Current Liabilities:
Deferred income taxes – net	364.2	363.6
Warwick Mine liability	26.6	27.0
Other	111.5	110.9

Total Non-Current Liabilities	502.3	501.5

Commitments and Contingencies (Note 7)
Capitalization:
Long-term debt	833.6	857.7
Preferred and Preference Stock	70.4	69.7

Common Shareholder’s Equity:
Common stock (authorized – 90,000,000 shares; issued and outstanding – 10 shares)	—	—
Capital surplus	488.6	488.6
Retained earnings	49.9	42.9
Accumulated other comprehensive loss	(0.6)	(1.4)

Total Common Stockholder’s Equity	537.9	530.1

Total Capitalization	1,441.9	1,457.5

Total Liabilities and Capitalization	$2,208.2	$2,209.2

See notes to condensed consolidated financial statements.

Duquesne Light Company

Condensed Consolidated Statements of Cash Flows (Unaudited)

	(Millions of Dollars)
	Three Months Ended March 31,
	2004	2003
Cash Flows from Operating Activities:
Operations	$39.9	$37.8
Investment in DQE Capital cash pool	20.3	35.5
Changes in working capital other than cash	(35.0)	(34.0)
Other	(0.8)	(0.6)

Net Cash Provided from Operating Activities	24.4	38.7

Cash Flows from Investing Activities:
Capital expenditures	(18.9)	(14.0)
Other	0.6	0.3

Net Cash Used in Investing Activities	(18.3)	(13.7)

Cash Flows from Financing Activities:
Revolving credit facility borrowings	90.0	—
Reductions of long-term debt obligations	(75.8)	—
Dividends on common and preferred stock	(20.9)	(25.0)
Other	0.6	—

Net Cash Used in Financing Activities	(6.1)	(25.0)

Net increase (decrease) in cash	—	—
Cash and temporary cash investments at beginning of period	—	—

Cash and temporary cash investments at end of period	$—	$—

See notes to condensed consolidated financial statements.

Duquesne Light Company

Consolidated Statements of Comprehensive Income (Unaudited)

	(Millions of Dollars)
	Three Months Ended March 31,
	2004	2003
Net income	$17.8	$16.7
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the year, net of tax of $0.6 and $(1.5)	0.8	(2.2)

Comprehensive income	$18.6	$14.5

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following Notes present information on both Duquesne Light Holdings, Inc. (Holdings) and Duquesne Light Company (Duquesne Light). Information on Holdings and its subsidiaries (not including Duquesne Light and its subsidiaries) shall not be deemed to be included as part of Duquesne Light’s Notes. Specifically, information on the Energy Services and Financial business segments, the all other category, and discontinued operations is not so included.

References in the Notes to “we,” “us” and “our” are to Holdings and its subsidiaries, collectively.

1.	ACCOUNTING POLICIES

Consolidation

Holdings is an energy services holding company. Our subsidiaries include those discussed below.

Prior to March 31, 2004, the consolidated financial statements of Holdings and Duquesne Light included their accounts and their wholly and majority owned subsidiaries. The equity method of accounting was used for 20% to 50% interests in other companies. Under the equity method, original investments are recorded at cost and adjusted by our share of undistributed earnings or losses of these companies. All material intercompany balances and transactions have been eliminated in the consolidation.

Effective March 31, 2004, per Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), we also consolidate variable interest entities for which we are the primary beneficiary, regardless of the ownership percentage held by us. See “Recent Accounting Pronouncements.”

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

DQE Communications, LLC owns, operates and maintains a high-speed, fiber optic based network, and leases dark fiber from the network to commercial, industrial and academic customers.

DQE Financial Corp. owns and operates landfill gas collection and processing systems, and is an investment and portfolio management organization focused on structured finance and alternative energy investments.

DQE Capital Corporation provides financing to Holdings for use with its affiliates.

Discontinued Operations

During 2003, AquaSource, Inc. (formerly our water resource management subsidiary) completed the sale of its assets, pursuant to agreements entered into in 2002. (See Note 8.)

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

As a result of Duquesne Light’s PUC-approved restructuring plan in 1998, the electricity supply segment does not meet the criteria of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” Pursuant to the PUC’s final restructuring order, and as provided in the Pennsylvania Electricity Generation Customer Choice and Competition Act (Customer Choice Act), generation-related transition costs are being recovered through a competitive transition charge (CTC) collected in connection with providing transmission and distribution services, and these assets have been reclassified accordingly. The electricity delivery business segment continues to meet SFAS No. 71 criteria, and accordingly reflects regulatory assets and liabilities consistent with cost-based ratemaking regulations. The regulatory assets represent probable future revenue, because provisions for these costs are currently included, or are expected to be included, in charges to electric utility customers through the ratemaking process. (See Note 2.) These assets are currently being recovered over a period of approximately 28 years and are not earning a rate of return.

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

The interim financial information for the three month periods ended March 31, 2004 and 2003 is unaudited and has been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim information. This information does not include all footnotes which would be required for complete annual financial statements in accordance with accounting principles generally accepted in the United States of America.

These statements should be read with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the full year.

Reclassification

The 2003 condensed consolidated financial statements have been reclassified to conform with the 2004 presentation.

Recent Accounting Pronouncements

Variable Interest Entities

In January 2003, the FASB issued FIN 46, (as revised in December 2003, FIN 46R), which addresses the consolidation of variable interest entities (VIEs) by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise with the majority of the risks or rewards associated with the VIE. FIN 46R applies to public entities that have an interest in a structure that is commonly referred to as a special-purpose entity for periods ending after December 15, 2003. For all other types of VIEs, FIN 46R requirements apply for periods ending after March 15, 2004. Holdings and Duquesne Light adopted the provisions of FIN 46R that apply to special purpose entities as of December 31, 2003, and the remainder of the provisions as of March 31, 2004.

Duquesne Capital L.P., a special-purpose limited partnership of which Duquesne Light is the sole general partner, had outstanding as of March 31, 2004, $75 million principal amount, or three million shares, of 8 3/8% Monthly Income Preferred Securities, Series A (MIPS), each with a stated liquidation value of $25.00. Until December 2003, Duquesne Light consolidated Duquesne Capital. Under FIN 46R, Duquesne Light is not the primary beneficiary of Duquesne Capital and as of December 31, 2003, has discontinued the consolidation of the subsidiary. The holders of the MIPS are the primary beneficiaries because they bear the risk of absorbing the majority of any losses incurred by the partnership.

North Shore Affordable Housing, Inc. (NSAH), a DQE Financial subsidiary, owns a 1% general partnership interest in seven low-income housing development guarantee funds. NSAH has guaranteed returns to the limited partners in these funds, and under FIN 46R, these guarantees cause NSAH to be considered the primary beneficiary. (See Note 7.) Therefore, as of March 31, 2004, we consolidated these funds and eliminated any intercompany balances. The impact of this consolidation was an increase of approximately $48 million in our long-term investments and other non-current liabilities related to the equity of the limited partners. There was no impact on consolidated shareholders’ equity, earnings or cash flow.

Duquesne Light’s adoption of the remainder of the provisions of FIN 46R as of March 31, 2004, had no impact on its consolidated financial position, earnings or cash flows.

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

Holdings preferred stock falls within the scope of SFAS No. 150 due to the mandatory conversion feature embodied in this instrument and the fact that the monetary value of the obligation is based solely on a fixed monetary amount that is known at inception. Dividends paid on the stock are classified as interest and other charges, rather than dividends, effective after July 1, 2003.

Earnings Per Share

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share are computed on the basis of the weighted average number of common shares outstanding, plus the effect of the outstanding Employee Stock Ownership Plan shares, Holdings preferred stock, stock options and performance share awards. The treasury stock method is used in computing the dilutive effect of stock options. This method assumes any proceeds obtained upon the exercise of options would be used to purchase common stock at the average market price during the period. The following table presents the numerators and denominators used in computing the diluted earnings per share for Holdings for the three months ended March 31, 2004 and 2003.

Diluted Earnings Per Share for the Three Months Ended March 31,

(Millions of Dollars)	2004	2003
Income from continuing operations	$21.7	$27.9
Less: Preferred dividends	—	0.2

Earnings from continuing operations for common stock	21.7	27.7
Dilutive effect of:
ESOP dividends	0.3	0.4
Preferred stock dividends	0.1	0.2

Diluted Earnings from Continuing Operations for Common Stock	$22.1	$28.3

(Millions of Shares)	2004	2003
Basic average shares	75.9	74.5

Dilutive effect of:
ESOP shares	0.8	1.3
Holdings preferred stock	0.7	1.6
Performance share awards and stock options	0.6	—

Diluted average shares	78.0	77.4

Diluted Earnings Per Share from Continuing Operations	$0.28	$0.37

2.	RATE MATTERS

Provider of Last Resort

POLR I and II. Orion Power Midwest (a subsidiary of Reliant Resources, Inc.) is Duquesne Light’s supplier under POLR I and POLR II (the rate plan and supply arrangement that applies once the competitive transition charge (CTC) is collected). POLR II extends through December 31, 2004, and permits Duquesne Light a margin per MWh supplied. This margin fluctuates based on the mix of rate classes and number of customers participating in POLR II. The number of POLR customers will fluctuate depending on market prices and the number of alternative generation suppliers in the retail supply business.

There are certain safeguards in POLR I and II designed to mitigate losses in the event that Orion defaults on its performance under the arrangement. Contractually, Duquesne Light has various credit enhancements to address market exposure if Orion failed to deliver the required POLR supply. As of March 31, 2004, Duquesne Light held an irrevocable $4 million letter of credit that could be increased based on Orion’s investment ratings and net worth. Duquesne Light also remits the POLR customer payments 35 days after billing the customer. Duquesne Light has the right not to remit these payments in the event of an Orion default.

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

POLR III. In December 2003, Duquesne Light submitted POLR III, its rate plan and related generation supply plan intended to cover the period beginning in 2005, to the PUC for approval. On April 16, 2004, Duquesne Light filed briefs with the PUC regarding a consensus it had reached with various customer advocate groups regarding POLR III. A final PUC order is expected on July 8, 2004.

Duquesne Light is committed to ensuring a stable, plentiful supply of electricity for its customers. Toward that end, Duquesne Light anticipates joining the PJM regional transmission organization as part of POLR III. Duquesne Light expects to recover its incremental expenses incurred due to joining PJM through its rates.

In October 2003, Duquesne Power, LP, a newly formed subsidiary of Duquesne Light, announced the signing of a definitive agreement to purchase WPS Resources Corporation’s Sunbury generation station for approximately $120 million, which includes inventories and other items. As of March 31, 2004, the non-refundable deposit related to the Sunbury acquisition equaled $2.7 million. On April 1, 2004, an additional $0.5 million deposit was paid. The Sunbury plant would be used in conjunction with Duquesne

Light’s POLR III service to residential and small commercial electric customers. Closing on the transaction is conditioned on PUC approval of POLR III, as well as other related regulatory approvals.

3.	RECEIVABLES

The components of receivables for the periods indicated are as follows:

Duquesne Light Holdings

	(Millions of Dollars)
	March 31, 2004	December 31, 2003
Electric customers	$65.5	$66.4
Unbilled electric customers	26.6	29.7
Other	22.2	24.6
Less: Allowance for uncollectible accounts	(5.5)	(5.7)

Total	$108.8	$115.0

Duquesne Light Company

	(Millions of Dollars)
	March 31, 2004	December 31, 2003
Electric customers	$65.5	$66.4
Unbilled electric customers	26.6	29.7
Loan to parent	250.0	250.0
Affiliate receivables	5.1	6.0
Other	8.7	10.7
Less: Allowance for uncollectible accounts	(4.9)	(5.7)

Total	$351.0	$357.1

4.	RESTRUCTURING CHARGES

In 2001 and 2002, restructuring charges related to (1) the consolidation and reduction of certain administrative and back-office functions through involuntary termination plans; (2) the abandonment of certain office facilities; and (3) the write-off of certain leasehold-improvements related to those office facilities were recorded at Holdings and Duquesne Light.

The following tables summarize the restructuring activities for the Holdings and Duquesne Light 2001 and 2002 restructuring plans for the three months ended March 31, 2004.

Holdings Restructuring Liability

	(Millions of Dollars)
	Employee Termination Benefits	Lease Costs	Total
Balance, December 31, 2003 (a)	$3.3	$1.8	$5.1
Payments on 2002	(0.2)	—	(0.2)
Payments on 2001	—	(0.1)	(0.1)

Balance, March 31, 2004 (a)	$3.1	$1.7	$4.8

(a)	Excludes $0.9 million and $0.4 million of restructuring liabilities as of December 31, 2003 and March 31, 2004 that are included in discontinued operations.

Duquesne Light Restructuring Liability

	(Millions of Dollars)
	Employee Termination Benefits	Lease Costs	Total
Balance, December 31, 2003	$1.7	$1.6	$3.3
Adjustments to 2001	0.2	—	0.2
Payments on 2002	(0.2)	—	(0.2)
Payments on 2001	—	(0.1)	(0.1)

Balance, March 31, 2004	$1.7	$1.5	$3.2

Both the Holdings and the Duquesne Light restructuring liabilities are included in other liabilities on the condensed consolidated balance sheets. Management believes that the remaining provisions are adequate to complete the restructuring plan and expects that the remaining restructuring liabilities will be paid on a monthly basis through 2006.

5.	DISPOSITIONS

In February 2003, DQE Financial sold a limited partnership investment in a natural gas operating partnership for $18.5 million and recognized an after-tax gain of $7.0 million.

6.	NOTES PAYABLE AND LONG-TERM DEBT

As of March 31, 2004, $90 million was outstanding under the Duquesne Light revolving credit facility. These borrowings had been made primarily to retire the $75 million of MIPS.

On March 3, 2004, and January 26, 2004, Duquesne Capital redeemed $25 million and $50 million principal amounts of its MIPS. Pursuant to the terms of the MIPS, Duquesne Light simultaneously redeemed $25.3 million and $50.5 million of its Subordinated Debentures. (See Note 1.)

On February 18, 2004, as part of an amended and restated concession agreement with the City of New York, GSF Energy, L.L.C. (GSF), a DQE Financial subsidiary, paid $4.5 million to the City and was released from all financial obligations under the prior concession agreement, including the $21.4 million note payable to the City. (See Note 7)

In March 2003, we redeemed two long-term loans with principal amounts totaling $2.0 million relating to investments at DQE Financial.

7.	COMMITMENTS AND CONTINGENCIES

Guarantees

As part of DQE Financial’s investment portfolio in seven affordable housing funds, we have received fees in exchange for guaranteeing a minimum defined yield to third-party investors. We entered into these transactions between 1995 and 1999 because of the attractive risk/reward characteristics available to guarantors. This group of guarantees will expire by 2015. In the event the underlying affordable housing properties do not generate the necessary minimum yield before their expiration, we will make cash payments necessary to achieve the minimum yield. The original amount guaranteed was approximately $250 million, and has declined as investors have earned the guaranteed returns. We estimate the maximum potential amount of undiscounted future payments that we could be required to make under the guarantees if the investors earn no future returns was $56.2 million at March 31, 2004.

In connection with DQE Energy Services’ 2000 sale, through a subsidiary, of its synthetic fuel facilities, we agreed to guarantee the subsidiary’s obligation under the sales agreement to indemnify the purchaser against breach of warranties, representations or covenants. The guarantee generally extends up to six years or otherwise as stipulated under the statute of limitations, based on the expiration of the underlying warranty, representation, or covenant. We have determined our exposure to be limited, as both legal and factual representations and warranties have been primarily limited to matters within the control and knowledge of our subsidiary. As such, no liability has been recorded on the statement of financial position. Also, Holdings has backed certain limited obligations during a long-term contract held by its subsidiary with a $1.5 million payment guarantee that has not been recorded as a liability on the consolidated balance sheets. We do not believe these guarantees will have any material impact on our results of operations, financial position or cash flows.

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

Employees

Duquesne Light is a party to a labor contract with the International Brotherhood of Electrical Workers, which represents 969 of Duquesne Light’s 1,341 employees. This contract expires in September 2006.

Pension Plans

Duquesne Light has an obligation to contribute approximately $32.1 million to its pension plans over future years.

Income Taxes

Our state income tax returns are subject to review by the relevant taxing jurisdictions, Pennsylvania being the most significant. The Pennsylvania Department of Revenue has issued assessments of additional tax for 1999 through 2001 primarily to include income of a Duquesne Light out of state subsidiary corporation in Pennsylvania taxable income. If, as expected, the Department asserts the same positions for 2002 and 2003, Duquesne Light’s total exposure for all years, without interest or penalty, could approximate $90 million (net of associated federal benefit). Duquesne Light does not agree with the Department on this matter, and has filed an appeal for the 1999 tax year with the

Pennsylvania Commonwealth Court. The assessment for the 2000 tax year is currently awaiting decision from the Department. Ultimately, Duquesne Light expects all years involved to be appealed to and decided at the Pennsylvania Commonwealth Court.

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

On May 20, 2003, the court certified a class to include purchasers of our common stock during the period from December 6, 2000 through April 30, 2001, and a sub-class to include purchasers of our common stock through our dividend reinvestment and stock purchase plan during the same period. Since December 2002, we have been engaged in pre-trial discovery. Fact discovery concluded at the end of April 2004. Expert witness discovery has since begun, and will continue until August 2004.

Although we cannot predict the ultimate outcome of this case or estimate the range of any potential loss that may be incurred in the litigation, we believe that the lawsuit is without merit, strenuously deny all of the plaintiffs’ allegations of wrongdoing and believe we have meritorious defenses to the plaintiffs’ claims. We are vigorously defending this lawsuit.

Fresh Kills. GSF had a concession agreement expiring in October 2018 for the gas rights to New York City’s Fresh Kills landfill. GSF also maintained an investment in a gas processing facility at the landfill and was constructing additional processing capacity when the World Trade Center tragedy occurred. The debris from the World Trade Center was transported to the Fresh Kills landfill and currently rests on top of the landfill’s largest hill. During 2002, GSF realized reductions in available gas due to the continued effects of the World Trade Center debris as well as other actions taken by the New York City Department of Sanitation resulting in further damage to its gas collection system. On January 16, 2003, GSF initiated litigation against the City of New York acting by and through its Department of Sanitation in the United States District Court for the Southern District of New York. Concurrently, GSF tendered notice of its intent to surrender the concession agreement in 180 days as permitted by the concession agreement. The surrender date was extended to facilitate settlement discussions.

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

On January 7, 2004, GSF and the City executed an amended and restated concession agreement. Closing on the agreement occurred February 18, 2004, at which time GSF paid $4.5 million to the City and was released from all financial obligations under the prior concession agreement (including the remaining $21.4 million note payable balance to the City). As a direct result of the settlement, we recorded deferred income of approximately $16 million, which is being recognized ratably over the new contract term. As of March 31, 2004, approximately $15 million of deferred income is included in other non-current liabilities on our condensed consolidated balance sheet. Under the new agreement GSF will perform routine and non-routine maintenance of the landfill gas processing facility and routine maintenance of the landfill gas collection system through June 30, 2006, if the City does not terminate the agreement earlier. Future revenues from gas sales at the site will be shared between the City and GSF only if such revenues exceed a certain fixed threshold. The lawsuit was withdrawn with prejudice on February 18, 2004.

Discontinued Operations

As part of the sale of AquaSource, we retained certain obligations related to the business that was sold to Aqua America, Inc. (formerly Philadelphia Suburban Corporation), including responsibility for certain existing litigation matters as well as a 10-year indemnity for certain pre-closing environmental claims. We purchased an environmental liability policy to mitigate this indemnity. We also have a maximum three-year indemnity obligation for certain other pre-closing liabilities that is limited by a $15 million indemnity cap. To date, indemnity claims of which we are aware are not significant.

8.	DISCONTINUED OPERATIONS

Pursuant to agreements entered into in 2002 to sell the majority of our investment in AquaSource, as well as our subsequent sale of the remaining net assets of AquaSource, this subsidiary has been reflected as discontinued operations in the consolidated financial statements.

AquaSource

In 2003, AquaSource closed the sale of its investor-owned water utilities (and certain related contract operations) to Aqua America for an estimated purchase price of approximately $190.2 million in cash, after purchase price and working capital adjustments. The final purchase price will be determined once various purchase price adjustments are applied. These adjustments will be based on the pre-closing achievement of specific performance measures related to revenue, rate base and customer connections, as well as working capital. The maximum remaining purchase price adjustment that could result is approximately $12 million. However, we have been unable to resolve remaining purchase price issues, and with Aqua America, will be appointing an arbitrator. We do not expect that any additional purchase price adjustments will have a material adverse effect on our financial position or results of operations.

On March 31, 2003, AquaSource sold its water and wastewater utility construction business to former members of AquaSource management for approximately $8 million. Of the total purchase price, $3.3 million is in the form of a personally guaranteed promissory note that bears interest at 3.5% per annum and shall be paid in full, including accrued but unpaid interest, on the second anniversary of the closing date. Also in the first quarter of 2003, AquaSource sold its New England contract operations for approximately $1.3 million.

The following table summarizes income statement data from discontinued operations:

	(Millions of Dollars)
	Three Months Ended March 31,
	2004	2003
Revenues	$—	$18.5

Operating Results, net of tax of $— and $0.7	$—	$1.7
Gain from sale of Discontinued Operations, net of tax of $0.1 and $—	0.1	—

Income from Discontinued Operations	$0.1	$1.7

9.	PENSION AND POSTRETIREMENT BENEFITS

The following table summarizes the components of net periodic pension benefit cost for the three months ended March 31:

	(Millions of Dollars)
	2004	2003
Service cost	$2.0	$1.8
Interest cost	10.6	10.4
Expected return on plan assets	(13.0)	(12.7)
Amortization of unrecognized net transition obligation	0.2	0.3
Amortization of prior service cost	0.9	0.7
Recognized net actuarial gain	(0.2)	(1.0)

Net periodic pension benefit cost (gain)	$0.5	$(0.5)

We previously disclosed in our financial statements for the year ended December 31, 2003 that we did not expect to make any cash contributions to our pension plan in 2004. As of March 31, 2004, we have made no contributions to the plan, nor do we anticipate contributing any amounts to fund the pension plan in 2004.

The following table summarizes the components of net periodic postretirement benefit cost for the three months ended March 31:

	(Millions of Dollars)
	2004	2003
Service cost	$0.3	$0.4
Interest cost	0.8	0.7
Amortization of unrecognized net transition obligation	0.2	0.2
Amortization of prior service cost	0.1	—

Net periodic postretirement benefit cost	$1.4	$1.3

10.	SUBSEQUENT EVENTS

On April 21, 2004, Duquesne Capital called the remaining $75 million of its MIPS for redemption on May 21, 2004. Pursuant to the terms of the MIPS, Duquesne Light will simultaneously redeem $75.8 million of its Subordinated Debentures. (See Note 1.)

On April 16, 2004, Duquesne Light issued 1.5 million shares of 6.5% Preferred Stock ($50 par and involuntary liquidation value per share), receiving net proceeds of approximately $73 million. This stock is callable at par on or after April 1, 2009. Proceeds were used to partially repay short-term borrowings made under the revolving credit facility, which had been primarily incurred to redeem $75 million of MIPS during the first quarter of 2004.

11.	BUSINESS SEGMENTS AND RELATED INFORMATION

We report the following business segments: (1) Duquesne Light’s transmission and distribution of electricity (electricity delivery business segment), (2) Duquesne Light’s supply of electricity (electricity supply business segment), (3) Duquesne Light’s collection of transition costs (CTC business segment), (4) DQE Energy Services’ development, operation and maintenance of energy facilities and, for a single customer, synthetic fuel facilities (Energy Services business segment), and (5) DQE Financial’s collection and processing of landfill gas and management of structured finance and alternative energy investments (Financial business segment). We also report an “all other” category to include our other subsidiaries below the quantitative threshold for disclosure, and corporate administrative functions, financing, and insurance services for our various affiliates. Operating revenues in our “all other” category are comprised of revenues from DQE Communications.

Business Segments for the Three Months Ended March 31, 2004

	(Millions of Dollars)
	Electricity Delivery	Electricity Supply	CTC	Total Duquesne Light	Energy Services	Financial	All Other	Elimina- tions	Consoli- dated
Operating revenues	$84.2	$107.6	$2.8	$194.6	$13.7	$7.2	$1.9	$(0.3)	$217.1
Operating expenses	41.1	98.8	0.1	140.0	7.4	10.0	4.4	(0.3)	161.5
Depreciation and amortization expense	15.4	—	2.6	18.0	0.4	1.3	0.7	—	20.4

Operating income (loss)	27.7	8.8	0.1	36.6	5.9	(4.1)	(3.2)	—	35.2
Other income	3.9	—	—	3.9	0.4	3.3	0.2	(3.7)	4.1
Interest and other charges	12.0	—	—	12.0	—	0.1	6.0	(3.7)	14.4

Income (loss) before taxes	19.6	8.8	0.1	28.5	6.3	(0.9)	(9.0)	—	24.9
Income tax expense (benefit)	7.8	3.7	—	11.5	2.3	(7.8)	(2.8)	—	3.2

Earnings (loss) from continuing operations available for common stock	$11.8	$5.1	$0.1	$17.0	$4.0	$6.9	$(6.2)	$—	$21.7

Assets	$2,202.3	$—	$5.9	$2,208.2	$35.0	$617.6	$52.6	$(326.0)	$2,587.4

Capital expenditures	$18.9	$—	$—	$18.9	$—	$—	$0.2	$—	$19.1

Business Segments for the Three Months Ended March 31, 2003

	(Millions of Dollars)
	Electricity Delivery	Electricity Supply	CTC	Total Duquesne Light	Energy Services	Financial	All Other	Elimina- tions	Consoli- dated
Operating revenues	$82.5	$109.8	$7.0	$199.3	$12.5	$7.2	$1.6	$(0.3)	$220.3
Operating expenses	38.2	101.1	0.3	139.6	7.0	10.5	3.2	(0.1)	160.2
Depreciation and amortization expense	15.0	—	6.5	21.5	0.5	1.3	0.8	—	24.1

Operating income (loss)	29.3	8.7	0.2	38.2	5.0	(4.6)	(2.4)	(0.2)	36.0
Other income	5.4	—	—	5.4	0.6	17.6	0.5	(4.5)	19.6
Interest and other charges	16.6	—	—	16.6	—	0.5	6.3	(4.2)	19.2

Income (loss) before taxes	18.1	8.7	0.2	27.0	5.6	12.5	(8.2)	(0.5)	36.4
Income tax expense (benefit)	7.4	3.6	0.1	11.1	1.9	(1.9)	(2.6)	—	8.5

Income (loss) from continuing operations	10.7	5.1	0.1	15.9	3.7	14.4	(5.6)	(0.5)	27.9
Dividends on preferred stock	—	—	—	—	—	—	0.2	—	0.2

Earnings (loss) from continuing operations available for common stock	$10.7	$5.1	$0.1	$15.9	$3.7	$14.4	$(5.8)	$(0.5)	$27.7

Assets (a)	$2,200.8	$—	$8.4	$2,209.2	$34.2	$614.0	$59.6	$(376.2)	$2,540.8

Capital expenditures	$14.0	$—	$—	$14.0	$—	$—	$—	$—	$14.0

(a)	Relates to assets as of December 31, 2003.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Part I, Item 2 of this combined Quarterly Report on Form 10-Q should be read in conjunction with our combined Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission (SEC), and with the condensed consolidated financial statements, set forth in Part I, Item 1 of this Report.

This combined Quarterly Report on Form 10-Q presents information on both Duquesne Light Holdings, Inc. (Holdings) and Duquesne Light Company (Duquesne Light). Information on Holdings and its subsidiaries (not including Duquesne Light and its subsidiaries) shall not be deemed to be included as part of Duquesne Light’s Quarterly Report on Form 10-Q. Specifically, information on the Energy Services and Financial business segments, the all other category, and discontinued operations is not so included.

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

DQE Communications, LLC owns, operates and maintains a high-speed, fiber optic based network, and leases dark fiber from the network to commercial, industrial and academic customers.

DQE Financial Corp. owns and operates landfill gas collection and processing systems, and is an investment and portfolio management organization focused on structured finance and alternative energy investments.

DQE Capital Corporation provides financing to Holdings for use with its affiliates.

Discontinued Operations

During 2003, AquaSource, Inc. (formerly our water resource management subsidiary) completed the sale of its assets. (See Note 8.)

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

Business Segments

This information is set forth in “Results of Operations” below and in Note 11 to our condensed consolidated financial statements.

Critical Accounting Policies

As of March 31, 2004, there have been no significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2003. The policies disclosed included the accounting for: the effect of regulation, unbilled energy revenues, impairment of long-lived assets and investments, pension and other postretirement benefit plan assumptions, income taxes and contingent liabilities.

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

•	Cash flow, earnings, earnings growth, capitalization and dividends (as well as earnings per share and total shareholder return goals) will depend on the performance of Holdings’ subsidiaries, and board policy.

•	Demand for and pricing of electricity and landfill gas, changing market conditions and weather conditions could affect earnings levels.

•	Duquesne Light’s earnings will be affected by the number of customers who choose to receive electric generation through POLR II, by final PUC approval of POLR III and by the continued performance of the generation supplier.

•	POLR II customer retention will depend on market generation prices.

•	The ultimate structure of POLR III will be subject to PUC review and approval, and may depend on the ability to negotiate appropriate terms with suitable generation suppliers.

•	Any debt reduction or refinancing will depend on the availability of cash flows and appropriate replacement or refinancing vehicles.

•	The credit ratings received from the rating agencies could affect the cost of borrowing, the access to capital markets and liquidity.

•	The amount and timing of any security issuance will depend on financial market performance and interest rates.

•	Purchase price adjustments related to the sale of AquaSource, and the resolution and disposition of the retained liabilities and indemnities, may affect earnings and cash flows.

•	Customer energy demand, fuel costs and plant operations could affect DQE Energy Services’ earnings.

•	The outcome of the shareholder litigation initiated against Holdings may affect performance.

•	Earnings with respect to synthetic fuel operations, landfill gas and affordable housing investments will depend, in part, on the continued viability of, and compliance with the requirements for, applicable federal tax credits.

•	The final resolution of proposed adjustments regarding state income tax liabilities (which will depend on negotiations with the appropriate tax authorities) could affect financial position, earnings, and cash flows.

•	Overall performance by Holdings and its affiliates could be affected by economic, competitive, regulatory, governmental and technological factors affecting operations, markets, products, services and prices.

RESULTS OF OPERATIONS

We report the following business segments: (1) Duquesne Light’s transmission and distribution of electricity (electricity delivery business segment), (2) Duquesne Light’s supply of electricity (electricity supply business segment), (3) Duquesne Light’s collection of competitive transition costs (CTC) (CTC business segment), (4) DQE Energy Services’ development, operation and maintenance of energy facilities and, for a single customer, synthetic fuel facilities (Energy Services business segment), and (5) DQE Financial’s collection and processing of landfill gas and management of structured finance and alternative energy investments (Financial business segment). We also report an “all other” category to include our other subsidiaries below the quantitative threshold for disclosure, and corporate administrative functions, financing, and insurance services for our various affiliates. Operating revenues in our “all other” category are comprised of revenues from DQE Communications.

Note 11 shows the financial results of each principal business segment in tabular form. Following is a discussion of these results.

Overall Performance

Three months ended March 31, 2004. Our earnings available for common stock were $21.8 million, or $0.29 basic earnings per share, in the first quarter of 2004, compared to earnings of $29.4 million, or $0.39 basic earnings per share, in the first quarter of 2003. The average shares outstanding increased 1.4 million, or 1.9%, compared to the first quarter of 2003

Our earnings from continuing operations available for common stock were $21.7 million, or $0.29 basic earnings per share, in the first quarter of 2004, compared to $27.7 million, or $0.37 basic earnings per share, in the first quarter of 2003. This decrease of $6.0 million was due primarily to the $7.0 million after-tax gain from DQE Financial’s sale of its limited partnership investment in a natural gas operating partnership in the first quarter of 2003.

Duquesne Light’s earnings available for common stock were $17.0 million in the first quarter of 2004, compared to $15.9 million in the first quarter of 2003. The $1.1 million increase in earnings at Duquesne Light is primarily due to a decrease in interest expense, which was partially offset by increased operating expenses. During 2003, Duquesne Light retired $200 million of first mortgage bonds and $2.8 million of 5% Sinking Fund Debentures (due 2010), and during the first quarter of 2004, retired $75.8 million of subordinated debentures. These debt retirements resulted in a $4.6 million decrease in interest expense in the first quarter of 2004 compared to 2003. Operating expenses increased $2.9 million in the first quarter of 2004 compared to 2003, due primarily to increases in both pension and postretirement benefit expenses and billing and collection costs.

Business Segment Performance

Electricity Delivery Business Segment.

Three months ended March 31, 2004. The electricity delivery business segment reported $11.8 million of earnings in the first quarter of 2004 compared to $10.7 million in the first quarter of 2003, an increase of $1.1 million, or 10.3%, as a result of higher operating revenues and lower interest charges, partially offset by higher operating expenses.

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

Operating revenues increased by $1.7 million, or 2.1%, compared to the first quarter of 2003. The increase in revenues can primarily be attributed to the 1.5% increase in megawatt-hours (MWh) delivered to customers as shown in the following table.

	MWh Delivered
	(In Thousands)
First Quarter	2004	2003	Change
Residential	1,004	979	2.6%
Commercial	1,581	1,566	1.0%
Industrial	812	801	1.4%

	3,397	3,346	1.5%

As 2004 was a leap year, the extra day in the quarter accounted for an approximate 1.1% increase in overall MWh sales. Sales to residential customers increased by 2.6% due in part to leap year, and to an overall increase in the use of electricity per customer. Sales to customers in the commercial sector increased by 1.0% reflecting the slightly milder winter weather that occurred during the first quarter of 2004 compared to 2003, partially offsetting the effect of the additional day’s sales in 2004. Sales to industrial customers increased by 1.4% compared to the first quarter of 2003, as gains in the sales to durable goods manufacturers more than offset a sales decline to other industrial customers.

Operating expenses for the electricity delivery business segment consist primarily of costs to operate and maintain the transmission and distribution system; meter reading, billing and collection costs; customer service; administrative expenses; and non-income taxes, such as gross receipts, property and payroll taxes. Operating expenses increased by $2.9 million, or 7.6%, compared to the first quarter of 2003, primarily due to a $1.1 million increase in employee pension and postretirement benefit expenses and a $1.1 million increase in billing and collection costs in the first quarter of 2004.

Other income includes interest income on invested cash and intercompany loans, as well as gains and losses recognized on the sale of certain assets. Other income decreased $1.5 million, or 27.8%, compared to the first quarter of 2003, due primarily to a $1.0 million reduction in interest earnings. This was a result of a decrease in invested cash in 2004, due to the debt retirements that occurred in 2003 and 2004 as outlined below.

Interest and other charges include interest on long-term debt, other interest and preferred stock dividends of Duquesne Light. Interest and other charges decreased $4.6 million, or 27.7%, compared to the first quarter of 2003 due to (i) $100.0 million of debt retirements in August 2003, which reduced interest expense by $1.8 million, (ii) $100.0 million of debt retirements in December 2003, which reduced interest expense by $1.9 million, and (iii)

$75.8 million of subordinated debenture redemptions on January 26, 2004, which reduced interest expense by $0.9 million.

Electricity Supply Business Segment.

Three months ended March 31, 2004. The electricity supply business segment reported earnings of $5.1 million in the first quarter of 2004, the same as in the first quarter of 2003, as lower operating expenses were offset by lower operating revenues.

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

Operating revenues decreased $2.2 million, or 2.0%, compared to the first quarter of 2003, due to a decrease in the MWh supplied because a higher percentage of customers chose an alternative generation supplier. This more than offset the effect of the additional day’s sales in the first quarter of 2004.

The following tables set forth MWh supplied for POLR customers.

	MWh Supplied
	(In Thousands)
	2004
First Quarter	POLR I	POLR II	Total
Residential	—	760	760
Commercial	12	967	979
Industrial	396	225	621

	408	1,952	2,360

POLR Customers (MWh basis)			69%

	MWh Supplied
	(In Thousands)
	2003
First Quarter	POLR I	POLR II	Total
Residential	56	667	723
Commercial	107	976	1,083
Industrial	428	225	653

	591	1,868	2,459

POLR Customers (MWh basis)			74%

Operating expenses for the electricity supply business segment consist of costs to obtain energy for our provider of last resort service and gross receipts tax, both of which fluctuate in direct relation to operating revenues. Operating expenses decreased $2.3 million, or 2.3%, compared to the first quarter of 2003, due to the decrease in the total MWh supplied to customers as described above.

CTC Business Segment.

Three months ended March 31, 2004. For the CTC business segment, operating revenues are derived by billing electricity delivery customers for generation-related transition costs. Duquesne Light is allowed to earn an 11% pre-tax return on the net-of-tax CTC balance. As revenues are billed to customers on a monthly basis, we amortize the CTC balance and recognize the associated gross receipts tax expense. The resulting decrease in the CTC balance causes a decline in the return earned by Duquesne Light.

In the first quarter of 2004, the CTC business segment reported earnings of $0.1 million, the same as during the first quarter of 2003. Operating revenues, expenses, and depreciation and amortization expense declined compared to 2003 due to the continued collection of the CTC balance from our customers. The CTC balance has been fully collected from all but one customer class, which consists of two large industrial customers.

Energy Services Business Segment.

Three months ended March 31, 2004. The Energy Services business segment reported earnings of $4.0 million, compared to $3.7 million in the first quarter of 2003. The $0.3 million, or 8.1%, increase is primarily due to higher earnings from synthetic fuel facility management services contracts, partially offset by lower earnings from energy facility management services contracts.

Operating revenues for this business segment are primarily derived from the facility management services for industrial, airport and synthetic fuel customers. Operating revenues increased $1.2 million, or 9.6%, compared to the first quarter of 2003. This increase is principally due to higher synthetic fuel production related to the synthetic fuel facility management services contracts.

Operating expenses consist of the operating and maintenance costs to manage the facilities, as well as general corporate overhead. Operating expenses increased $0.4 million, or 5.7%, compared to the first quarter of 2003, primarily due to higher natural gas costs related to the energy facility management services contracts.

Financial Business Segment.

Three months ended March 31, 2004. The Financial business segment reported earnings of $6.9 million in the first quarter of 2004, compared to $14.4 million in the first quarter of 2003. The $7.5 million decrease was primarily due to an after-tax gain of $7.0 million recognized in 2003 on the sale of its limited partnership investment in a natural gas operating partnership.

Operating revenues in this business segment are primarily derived from the sale of landfill gas. Operating expenses consist of various costs to operate and maintain the landfill gas sites, as well as expenses related to alternative fuel investments. Neither of these line items had a significant fluctuation in the first quarter of 2004 compared to 2003.

Other income consists of income from the structured lease and affordable housing investments, and gains recognized on the sale of investments. Other income decreased $14.3 million, or 81.3%, compared to the first quarter of 2003, due primarily to the $10.8 million pre-tax gain recognized on the sale of its limited partnership investment previously discussed. In addition, there was a $4.1 million decrease in the income recognized from the leveraged lease investments in the first quarter of 2004 compared to 2003, primarily as a result of the settlement reached with the Internal Revenue Service in December 2003 concerning these investments.

Income taxes consist of our provision for federal income taxes as well as the tax credits generated from our synthetic fuel limited partnership and landfill gas investments. Our income tax benefit increased $5.9 million, or 310.5%, from the first quarter of 2003, primarily due to the $3.8 million of income tax expense recognized in the first quarter of 2003 as a result of the gain from the sale of our limited partnership investment.

Income tax credits generated in the first quarter of 2004 were $7.1 million, compared to $6.2 million in 2003, an increase of $0.9 million, or 14.5%. This increase is due primarily to an increase of $1.1 million in the tax credits generated from our synthetic fuel limited partnership investment, offset by a decrease in tax credits generated from our landfill gas investments.

All Other

Three months ended March 31, 2004. The all other category reported a loss of $6.2 million for the first quarter of 2004, compared to a loss of $5.8 million in the first quarter of 2003. This $0.4 million additional loss was primarily due to higher operating expenses in the first quarter of 2004, caused by higher insurance costs.

LIQUIDITY AND CAPITAL RESOURCES

Capital Expenditures

In the first three months of 2004, Duquesne Light spent $18.9 million for electric utility construction. In addition, Holdings spent $0.2 million on capital expenditures relating to our other business lines and other investments. We estimate that during 2004, Duquesne Light will spend, excluding the allowance for funds used during construction, approximately $80 million for electric utility construction related to its transmission and distribution infrastructure, and Holdings will spend $3 million for construction by our other businesses.

Asset Dispositions

Continuing Operations. In February 2003, DQE Financial sold its limited partnership investment in a natural gas operating partnership for $18.5 million and recognized an after-tax gain of $7.0 million.

Discontinued Operations. In March 2003, AquaSource closed the sale of its water and wastewater utility construction business to former members of AquaSource management for approximately $8 million. Also in the first quarter of 2003, AquaSource sold its New England contract operations for approximately $1.3 million.

Financing

On February 18, 2004, GSF Energy, L.L.C. (GSF), a DQE Financial subsidiary, paid the City of New York $4.5 million and was released from all financial obligations of the prior Fresh Kills concession agreement, including a $21.4 million note payable balance. As a direct result of the settlement, we will recognize approximately $16 million into income ratably over the new contract term, scheduled to end June 30, 2006. (See Note 7.)

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

As of March 31, 2004, borrowings under Duquesne Light’s credit facility were $90 million.

On April 16, 2004, Duquesne Light issued 1.5 million shares of 6.5% Preferred Stock ($50 par and involuntary liquidation value per share) under its existing $300 million shelf registration statement. The net proceeds of approximately $73 million were used to partially repay short-term borrowings made under Duquesne Light’s credit facility.

On April 21, 2004, Duquesne Capital called the remaining $75 million of its MIPS for redemption on May 21, 2004. Duquesne Light will simultaneously redeem $75.8 million of its Subordinated Debentures.

Our financing plan includes a proposed issuance of first mortgage bonds under Duquesne Light’s shelf registration statement. The proceeds from such an issuance, together with funds from other sources, would be used to replenish working capital used to redeem long-term debt in December 2003, refinance debt, and repay revolving credit facility borrowings, as well as for general corporate purposes.

Liquidity

During the first quarter of 2004, Duquesne Light made tax payments of approximately $52 million in the normal course of business, primarily related to the required prepayment of the 2004 gross receipts tax liability.

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

As of March 31, 2004, we had $90 million of borrowings under Duquesne Light’s credit facility and $0.2 million of current debt maturities. During the first three months of 2004, for both Holdings and Duquesne Light, the maximum amount of bank loans outstanding was $90 million, the amount of average daily borrowings was $41.1 million and the weighted average daily interest rate was 2.34%.

Under our credit facilities, we are subject to financial covenants requiring each of Holdings and Duquesne Light to maintain a maximum debt-to-capitalization ratio of 65.0%, as defined in the facilities. In addition, Holdings is required to maintain a minimum coverage ratio of 2-to-1, as defined in the facilities. At March 31, 2004, we were in compliance with these covenants.

At April 30, 2004, no loans were outstanding under the Holdings facility and $40 million was outstanding under the Duquesne Light facility. In addition, as of April 30, 2004, we had $82.1 million in standby letters of credit (including $10.4 million relating to Duquesne Light), all of which are backed by the revolving credit agreements, leaving $167.9 million available (including $129.6 million available at Duquesne Light). These letters of credit relate primarily to DQE Financial.

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

Holdings Preferred Stock, Series A

As of March 31, 2004, 117,373 shares of Holdings preferred stock were outstanding and included in liabilities on the balance sheet. (See Note 1.) Each outstanding share is redeemable for cash or convertible at our option into the number of shares of our common stock computed by dividing the preferred stock’s $100 per share liquidation value by the five-day average closing sales price of common stock for the five trading days immediately prior to the conversion date.

Each outstanding share of Holdings preferred stock will automatically be converted on the first day of the first month commencing after the sixth anniversary of its issuance. On April 1, 2004, we converted 6,240 shares into 32,488 shares of common stock. On May 1, 2004, we converted 18,565 shares into 96,880 shares of common stock. The remaining conversions will take place as set forth in the following table:

Conversion Date	Number of Shares
September 1, 2004	17,334
December 1, 2004	9,085
January 1, 2005	41,183
February 1, 2005	23,960
April 1, 2005	1,006

OFF-BALANCE SHEET ARRANGEMENTS

Except for the guarantees discussed in Note 7, neither Holdings nor Duquesne Light has any material off-balance sheet arrangements. Neither Holdings nor Duquesne Light is involved in any material contract trading activities. Duquesne Light owns a 1% general partnership interest in Duquesne Capital, the unconsolidated issuer of the MIPS. (See “Financing” and Note 1.)

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

Duquesne Light has completed the CTC collection from all but one customer class, which is comprised of only two industrial customers. The transition costs, as reflected on the condensed consolidated balance sheets, are being amortized over the same period that the CTC revenues are being recognized. Duquesne Light is allowed to earn an 11.0% pre-tax return on these amounts.

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

There are certain safeguards in POLR I and II designed to mitigate losses in the event that Orion defaults on its performance under the arrangement. Contractually, Duquesne Light has various credit enhancements to address market exposure if Orion failed to deliver the required POLR supply. As of March 31, 2004, Duquesne Light held an irrevocable $4 million letter of credit that could be increased based on Orion’s investment ratings and net worth. Duquesne Light also remits the POLR customer payments 35 days after billing the customer. Duquesne Light has the right not to remit these payments in the event of an Orion default.

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

POLR III. In December 2003, Duquesne Light submitted POLR III, its rate plan and related generation supply plan intended to cover the period beginning in 2005, to the PUC for approval. On April 16, 2004, Duquesne Light filed briefs with the PUC which could result in the resolution of all issues between it and advocates representing residential, small commercial and a group of major commercial and industrial customers. These filings by Duquesne Light, the Office of the Consumer Advocate, the Office of Small Business Advocate and the Duquesne Industrial Intervenors note that the groups have reached consensus on all issues and that Duquesne Light’s amended supply proposal is reasonable and in the public interest.

The following paragraphs describe the major features of the POLR III proposal, as amended by the briefs.

For residential and small business customers, Duquesne Light proposed a six-year, fixed-price POLR service plan. Customers would receive electric service for the first three years, beginning in 2005, at fixed rates as originally proposed by Duquesne Light

(approximately 12% above current rates). The second three years, beginning in 2008, would have rates bounded by both a floor (the rates for the first three years) and a ceiling (up to an additional 9%, as originally proposed). Despite the increases, these rates would still be below those charged prior to deregulation in 1996.

For our larger commercial and industrial customers, the supply options would be:

•	An hourly price service that passes through real-time spot market electricity prices within the PJM regional transmission organization (discussed below).

•	A fixed price service based upon the results of an annual competitive request-for-proposal process. Duquesne Light would receive an adder as compensation for costs and risks involved in providing energy to those customers. Different by rate class, the adder would, on average, equate to $2.70 per MWh based on POLR retention levels in 2003.

•	An electric generation service offered by a competitive supplier in Duquesne Light’s service area.

Duquesne Light would also agree, for the first three years of POLR III, not to seek an increase in distribution rates for all Duquesne Light customers except under very specific and limited circumstances. In addition, Duquesne Light would provide renewable and environmentally beneficial energy resources as part of its supply plan.

While Duquesne Light has reached agreement with all of its major customer groups, some competitive suppliers are opposed to these filings. Their objections will be evaluated as part of the overall PUC review process. The administrative law judge is expected to make a recommended decision during the week of May 24, and a final PUC order is scheduled for July 8.

The following table provides selected financial and operating statistics for the first three months of 2004 for the customer groups described above.

	Large Commercial & Industrial	Residential & Small Business	Total
	(In Thousands)
Customers	1	587	588
MWh delivered	1,561	1,836	3,397
MWh supplied	1,002	1,358	2,360

	(Millions of Dollars)
POLR revenue	$38.3	$69.3	$107.6
POLR net income	$1.3	$3.8	$5.1

In October 2003, Duquesne Power, LP, a newly formed subsidiary of Duquesne Light, announced the signing of a definitive agreement to purchase WPS Resources Corporation’s Sunbury generation station for approximately $120 million, which includes inventories and other items. The Sunbury plant, which has a total rated coal-fired generation capacity of 402 megawatts, would be used in conjunction with Duquesne Light’s POLR III service to residential and small commercial electric customers. Closing on the transaction is conditioned on PUC approval of POLR III, as well as other related regulatory approvals.

As of April 30, 2004, Duquesne Power had made deposits totaling $3.2 million. Total deposits will equal $5.5 million by October 2004. All deposits are non-refundable and will be applied to the final purchase price at closing.

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

Duquesne Light is committed to ensuring a stable, plentiful supply of electricity for its customers. Toward that end, Duquesne Light anticipates joining the PJM regional transmission organization as part of POLR III. Duquesne Light expects to recover its incremental expenses incurred due to joining PJM through its rates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of financial loss that may impact our consolidated financial position, results of operations or cash flows due to adverse changes in market prices and rates.

Holdings. We manage our interest rate risk by balancing our exposure between fixed and variable rates, while attempting to minimize our interest costs. Currently, our variable interest rate debt is approximately $320.1 million, or 34.3%, of long-term debt. This variable rate debt is low-cost, tax-exempt debt. We also manage our interest rate risk by retiring and issuing debt from time to time and by maintaining a balance of short-term and long-term debt. A 10% increase in interest rates would have affected our variable rate debt obligations by increasing interest expense by approximately $0.2 million and $0.1 million for the three months ended March 31, 2004 and 2003. A 10% reduction in interest rates would have increased the market value of our fixed-rate debt by approximately $29.5 million as of March 31, 2004. Such changes would not have had a significant near-term effect on our future earnings or cash flows.

Duquesne Light. Duquesne Light manages its interest rate risk by balancing its exposure between fixed and variable rates, while attempting to minimize its interest costs. Currently, its variable interest rate debt is approximately $320.1 million, or 38.4%, of long-term debt. This variable rate debt is low-cost, tax-exempt debt. Duquesne Light also manages its interest rate risk by retiring and issuing debt from time to time and by maintaining a balance of short-term and long-term debt. A 10% increase in interest rates would have affected its variable rate debt obligations by increasing interest expense by approximately $0.2 million and $0.1 million for the three months ended March 31, 2004 and 2003. A 10% reduction in interest rates would have increased the market value of its fixed-rate debt by approximately $19.1 million as of March 31, 2004. Such changes would not have had a significant near-term effect on its future earnings or cash flows.

See our Provider of Last Resort discussion in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of market risk associated with our POLR obligation.

Item 4.	Controls and Procedures.

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

There has been no change in Holdings’ or Duquesne Light’s internal control over financial reporting that occurred during the first quarter that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.	Legal Proceedings.

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

On May 20, 2003, the court certified a class to include purchasers of our common stock during the period from December 6, 2000 through April 30, 2001, and a sub-class to include purchasers of our common stock through our dividend reinvestment and stock purchase plan during the same period. Since December 2002, we have been engaged in pre-trial discovery. Fact discovery concluded at the end of April 2004. Expert witness discovery has since begun, and will continue until August 2004.

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

Item 5.	Other Information.

The Sarbanes-Oxley Act of 2002 requires disclosure of any non-audit services performed by a company’s auditor. As previously disclosed in our 2004 Proxy Statement, our independent public accountants provide non-audit, tax-related services.

Item 6.	Exhibits and Reports on Form 8-K.

a.	Exhibits

12.1	Holdings Ratio of Earnings to Fixed Charges and Preferred and Preference Stock Dividend Requirements.

12.2	Duquesne Light Ratio of Earnings to Fixed Charges and Preferred and Preference Stock Dividend Requirements.

12.3	Duquesne Light Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of Holdings’ CEO.

31.2	Section 302 Certification of Holdings’ CFO.

31.3	Section 302 Certification of Duquesne Light’s CEO.

31.4	Section 302 Certification of Duquesne Light’s CFO.

32.1	Section 906 Certification of Holdings’ CEO.

32.2	Section 906 Certification of Holdings’ CFO.

32.3	Section 906 Certification of Duquesne Light’s CEO.

32.4	Section 906 Certification of Duquesne Light’s CFO.

b.	We did not file any reports on Form 8-K in the first quarter.

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the registrant identified below has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Duquesne Light Holdings, Inc.
(Registrant)

Date: May 10, 2004	/s/ Stevan R. Schott

(Signature) Stevan R. Schott Senior Vice President and Chief Financial Officer (Duly Authorized Officer)

Date: May 10, 2004	/s/ Susan S. Mullins

(Signature) Susan S. Mullins Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant identified below has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Duquesne Light Company
(Registrant)

Date: May 10, 2004	/s/ Stevan R. Schott

(Signature) Stevan R. Schott Senior Vice President and Chief Financial Officer (Duly Authorized Officer)

Date: May 10, 2004	/s/ Susan S. Mullins

(Signature) Susan S. Mullins Controller (Principal Accounting Officer)