Form 10-Q
period 2004-09-30
DUQUESNE LIGHT CO; DUQUESNE LIGHT HOLDINGS INC
filed 2004-11-09
CIK 30573, 846930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

As of October 31, 2004, there were 76,878,545 shares of Duquesne Light Holdings, Inc.’s single class of common stock outstanding.

As of October 31, 2004, there were 10 shares of Duquesne Light Company’s single class of common stock outstanding, all held by Duquesne Light Holdings, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Duquesne Light Holdings

Condensed Consolidated Statements of Income (Unaudited)

	(All Amounts in Millions, Except Per Share Amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Operating Revenues:
Retail sales of electricity	$206.1	$213.7	$581.4	591.9
Other	36.7	32.3	97.4	90.2

Total Operating Revenues	242.8	246.0	678.8	682.1

Operating Expenses:
Purchased power	104.0	109.1	292.2	298.8
Other operating and maintenance	55.7	53.0	164.7	154.8
Acquisition termination cost	8.3	—	8.3	—
Depreciation and amortization	21.0	20.9	62.1	66.7
Taxes other than income taxes	13.6	14.0	39.7	40.2

Total Operating Expenses	202.6	197.0	567.0	560.5

Operating Income	40.2	49.0	111.8	121.6
Other Income:
Investment and other income	1.8	6.3	9.2	32.2
Investment impairment	—	—	—	(1.0)

Total Other Income	1.8	6.3	9.2	31.2

Interest and Other Charges	16.1	17.9	45.7	56.4

Income from Continuing Operations Before Income Taxes and Limited Partners’ Interest	25.9	37.4	75.3	96.4
Income Tax Expense	5.0	7.2	12.2	17.4
Benefit from Limited Partners’ Interest (Note 1)	2.5	—	5.0	—

Income from Continuing Operations	23.4	30.2	68.1	79.0
Income from Discontinued Operations – Net (Note 9)	0.2	0.4	0.7	15.5

Net Income	23.6	30.6	68.8	94.5
Dividends on Preferred Stock (Note 1)	—	—	—	0.4

Earnings Available for Common Stock	$23.6	$30.6	$68.8	$94.1

Average Number of Common Shares Outstanding	76.6	75.1	76.3	74.8

Basic Earnings Per Share of Common Stock:
Earnings from Continuing Operations	$0.31	$0.40	$0.89	$1.05
Earnings from Discontinued Operations	—	0.01	0.01	0.21

Basic Earnings Per Share of Common Stock	$0.31	$0.41	$0.90	$1.26

Diluted Earnings Per Share of Common Stock:
Earnings from Continuing Operations	$0.30	$0.40	$0.89	$1.04
Earnings from Discontinued Operations	—	—	0.01	0.20

Diluted Earnings Per Share of Common Stock	$0.30	$0.40	$0.90	$1.24

Dividends Declared Per Share of Common Stock	$0.25	$0.25	$0.75	$0.75

See notes to condensed consolidated financial statements.

Duquesne Light Holdings

Condensed Consolidated Balance Sheets (Unaudited)

	(Millions of Dollars)
	September 30, 2004	December 31, 2003
Assets
Current Assets:
Cash and temporary cash investments	$156.4	$33.8
Receivables	118.2	115.0
Other	35.5	35.3

Total Current Assets	310.1	184.1

Long-Term Investments	599.5	567.9

Property, Plant and Equipment:
Property plant and equipment	2,192.3	2,143.9
Less: Accumulated depreciation and amortization	(743.0)	(706.6)

Total Property, Plant and Equipment – Net	1,449.3	1,437.3

Other Non-Current Assets:
Regulatory assets	297.1	290.0
Other	42.0	61.5

Total Other Non-Current Assets	339.1	351.5

Total Assets	$2,698.0	$2,540.8

Liabilities and Capitalization
Current Liabilities:
Current debt maturities and notes payable	$100.2	$51.5
Accounts payable	93.1	112.0
Other	103.7	85.9
Discontinued operations	4.0	29.9

Total Current Liabilities	301.0	279.3

Non-Current Liabilities:
Deferred income taxes – net	472.7	474.1
Other	213.7	163.8

Total Non-Current Liabilities	686.4	637.9

Commitments and Contingencies (Note 7)
Capitalization:
Long-term debt	958.0	977.5
Preferred and preference stock	146.4	70.7

Common Shareholders’ Equity:
Common stock – no par value (authorized – 187,500,000 shares; issued – 126,929,154 shares)	1,208.4	1,215.4
Retained earnings	564.6	553.1
Treasury stock (at cost) (50,205,463 and 51,505,469 shares)	(1,163.9)	(1,189.7)
Unearned compensation	(2.9)	(3.4)

Total Common Shareholders’ Equity	606.2	575.4

Total Capitalization	1,710.6	1,623.6

Total Liabilities and Capitalization	$2,698.0	$2,540.8

See notes to condensed consolidated financial statements.

Duquesne Light Holdings

Condensed Consolidated Statements of Cash Flows (Unaudited)

	(Millions of Dollars)
	Nine Months Ended September 30,
	2004	2003
Cash Flows from Operating Activities:
Operations	$157.4	$183.8
Changes in working capital other than cash	(7.5)	(4.5)
Other	(8.1)	(56.6)
Cash flows from discontinued operations	(25.9)	174.4

Net Cash Provided from Operating Activities	115.9	297.1

Cash Flows from Investing Activities:
Capital expenditures	(61.6)	(54.1)
Proceeds from disposition of investments	—	21.4
Other	(4.8)	(5.1)

Net Cash Used in Investing Activities	(66.4)	(37.8)

Cash Flows from Financing Activities:
Issuance of long-term debt obligations	200.0	—
Issuance of preferred stock, net	73.1	—
Reductions of long-term debt obligations	(154.5)	(104.8)
Redemption of preferred stock	—	(6.0)
Dividends on common and preferred stock	(49.7)	(48.6)
Other	4.2	1.8

Net Cash Provided from (Used in) Financing Activities	73.1	(157.6)

Net increase in cash	122.6	101.7
Cash and temporary cash investments at beginning of period	33.8	93.9

Cash and temporary cash investments at end of period	$156.4	$195.6

Supplemental Cash Flow Information
Cash paid during the period:
Interest (net of amount capitalized)	$29.5	$37.7
Income taxes (refunded) paid	$(14.2)	$32.7

See notes to condensed consolidated financial statements.

Duquesne Light Holdings

Consolidated Statements of Comprehensive Income (Unaudited)

	(Millions of Dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$23.6	$30.6	$68.8	$94.5
Other comprehensive loss:
Unrealized holding losses arising during the year, net of tax of $—, $—, $—, and $(0.3)	—	(0.1)	—	(0.4)
Reclassification adjustment for realized holding loss	—	0.1	—	0.7

Comprehensive income	$23.6	$30.6	$68.8	$94.8

See notes to condensed consolidated financial statements.

Duquesne Light Company

Condensed Consolidated Statements of Income (Unaudited)

	(Millions of Dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Operating Revenues:
Retail sales of electricity	$206.1	$213.7	$581.4	$591.9
Other	7.0	4.9	20.1	19.2

Total Operating Revenues	213.1	218.6	601.5	611.1

Operating Expenses:
Purchased power	104.0	109.1	292.2	298.8
Other operating and maintenance	34.0	28.1	99.8	88.8
Acquisition termination cost	8.3	—	8.3	—
Depreciation and amortization	18.5	18.2	54.4	59.0
Taxes other than income taxes	13.4	13.9	39.1	39.6

Total Operating Expenses	178.2	169.3	493.8	486.2

Operating Income	34.9	49.3	107.7	124.9
Other Income	4.7	5.6	13.6	16.1
Interest and Other Charges	11.9	14.3	34.3	39.5
Company Obligated Mandatorily Redeemable Preferred Securities Dividend Requirements	—	—	—	6.3

Income Before Income Taxes	27.7	40.6	87.0	95.2
Income Tax Expense	10.7	16.4	33.9	38.1

Net Income	17.0	24.2	53.1	57.1
Dividends on Preferred and Preference Stock	2.0	0.9	4.6	2.5

Earnings Available for Common Stock	$15.0	$23.3	$48.5	$54.6

See notes to condensed consolidated financial statements.

Duquesne Light Company

Condensed Consolidated Balance Sheets (Unaudited)

	(Millions of Dollars)
	September 30, 2004	December 31, 2003
Assets
Current Assets:
Investment in DQE Capital cash pool	$174.9	$69.1
Receivables	352.8	357.1
Other	25.5	31.9

Total Current Assets	553.2	458.1

Long-Term Investments	24.8	27.1

Property, Plant and Equipment:
Property, plant and equipment	2,111.0	2,063.7
Less: Accumulated depreciation and amortization	(712.9)	(681.0)

Total Property, Plant and Equipment – Net	1,398.1	1,382.7

Other Non-Current Assets:
Regulatory assets	297.1	290.0
Other	31.1	51.3

Total Other Non-Current Assets	328.2	341.3

Total Assets	$2,304.3	$2,209.2

Liabilities and Capitalization
Current Liabilities:
Current debt maturities and notes payable	$—	$50.5
Accounts payable	84.2	98.9
Payable to affiliates	62.6	62.0
Other	32.8	38.8

Total Current Liabilities	179.6	250.2

Non-Current Liabilities:
Deferred income taxes – net	357.1	363.6
Other	140.4	137.9

Total Non-Current Liabilities	497.5	501.5

Commitments and Contingencies (Note 7)

Capitalization:
Long-term debt	956.4	857.7
Preferred and preference stock	145.4	69.7

Common Shareholder’s Equity:
Common stock (authorized – 90,000,000 shares; issued and outstanding – 10 shares)	—	—
Capital surplus	486.8	488.6
Retained earnings	40.3	42.9
Accumulated other comprehensive loss	(1.7)	(1.4)

Total Common Stockholder’s Equity	525.4	530.1

Total Capitalization	1,627.2	1,457.5

Total Liabilities and Capitalization	$2,304.3	$2,209.2

See notes to condensed consolidated financial statements.

Duquesne Light Company

Condensed Consolidated Statements of Cash Flows (Unaudited)

	(Millions of Dollars) Nine Months Ended September 30,
	2004	2003
Cash Flows from Operating Activities:
Operations	$132.9	$126.3
Investment in DQE Capital cash pool	(105.8)	145.9
Changes in working capital other than cash	(23.1)	(57.0)
Other	(8.6)	(6.9)

Net Cash (Used in) Provided from Operating Activities	(4.6)	208.3

Cash Flows from Investing Activities:
Capital expenditures	(59.9)	(53.0)
Other	(6.2)	1.8

Net Cash Used in Investing Activities	(66.1)	(51.2)

Cash Flows from Financing Activities:
Issuance of long-term debt obligations	200.0	—
Issuance of preferred stock, net	73.1	—
Reductions of long-term debt obligations	(150.0)	(102.8)
Dividends on common and preferred stock	(50.8)	(53.9)
Other	(1.6)	(0.4)

Net Cash Provided from (Used in) Financing Activities	70.7	(157.1)

Net increase (decrease) in cash	—	—
Cash and temporary cash investments at beginning of period	—	—

Cash and temporary cash investments at end of period	$—	$—

Supplemental Cash Flow Information
Cash paid during the period:
Interest (net of amount capitalized)	$22.0	$28.4
Income taxes paid	$44.5	$68.9

See notes to condensed consolidated financial statements.

Duquesne Light Company

Consolidated Statements of Comprehensive Income (Unaudited)

	(Millions of Dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$17.0	$24.2	$53.1	$57.1
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the year, net of tax of $(0.7), $0.2, $(0.2) and $0.1	(1.0)	0.3	(0.3)	0.2

Comprehensive income	$16.0	$24.5	$52.8	$57.3

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following Notes present information on both Duquesne Light Holdings, Inc. (Holdings) and Duquesne Light Company (Duquesne Light). Information on Holdings and its subsidiaries (not including Duquesne Light and its subsidiaries) shall not be deemed to be included as part of Duquesne Light’s Notes. Specifically, information on the Energy Solutions and Financial business segments, the all other category, and discontinued operations is not so included.

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

In addition, effective March 31, 2004, we consolidate variable interest entities for which we are the primary beneficiary in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (revised December 2003) (FIN 46R), regardless of the ownership percentage held by us. See “Recent Accounting Pronouncements.”

Continuing Operations

Duquesne Light, our largest subsidiary, is an electric utility engaged in the supply (through its provider-of-last-resort service (POLR)), transmission and distribution of electric energy.

Duquesne Energy Solutions, LLC (formerly DQE Energy Services, LLC) is an energy facilities management company that provides energy outsourcing solutions including development, operation and maintenance of energy and synthetic fuel facilities.

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

The interim financial information for the three and nine month periods ended September 30, 2004 and 2003 is unaudited and has been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim information. This information does not include all footnotes which would be required for complete annual financial statements in accordance with accounting principles generally accepted in the United States of America.

These statements should be read with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC. The results of operations for the three and nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the full year.

Power Purchase Contracts

During the second and third quarters of 2004, Duquesne Power, L.P., an unregulated subsidiary of Duquesne Light, entered into power purchase contracts. (See Note 2.) These contracts are deemed to be derivative instruments that, in the normal course of business, are not used for trading purposes, but rather to fulfill Duquesne Light’s POLR service obligations beginning January 1, 2005. Management evaluates potential derivative instrument transactions in relation to our overall risk management objectives and strategies.

These instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted. SFAS No. 133 establishes accounting and financial reporting standards for derivative instruments and requires, in part, that we recognize derivative instruments on the balance sheet at fair value, unless certain requirements are met that provide for a normal exemption. Management formally assesses and documents whether these instruments are subject to fair value accounting or if they qualify for the normal exemption, at inception.

All of these instruments qualify for the normal exemption, and therefore are not required to be subject to fair value accounting under SFAS No. 133.

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

Duquesne Capital L.P., a special-purpose limited partnership of which Duquesne Light is the sole general partner, had outstanding as of December 31, 2003, $150 million principal amount of 8 3/8 % Monthly Income Preferred Securities, Series A (MIPS). Until December 2003, Duquesne Light consolidated Duquesne Capital. Under FIN 46R, Duquesne Light was not the primary beneficiary of Duquesne Capital and as of December 31, 2003, discontinued the consolidation of the subsidiary. The holders of the MIPS were the primary beneficiaries because they bore the risk of absorbing the majority of any losses incurred by the partnership.

In 1996, Duquesne Capital applied the proceeds of the sale of the MIPS, together with certain other funds, to the purchase from Duquesne Light of $151.5 million principal amount of Duquesne Light’s 8 3/8 % Subordinated Deferrable Interest Debentures, Series A (Subordinated Debentures). As of September 30, 2004, all of the MIPS and Subordinated Debentures have been redeemed (See Note 6.)

North Shore Affordable Housing, Inc. (NSAH), a DQE Financial subsidiary, owns a 1% general partner interest in seven low-income housing development guarantee funds. NSAH has guaranteed returns to the limited partners in these funds, and under FIN 46R, these guarantees cause NSAH to be considered the primary beneficiary. (See Note 7.) Therefore, effective March 31, 2004, we began consolidating these funds and eliminated any intercompany balances. The impact of this consolidation on the September 30, 2004 condensed consolidated balance sheet was an increase of approximately $42 million in our long-term investments and non-current liabilities, primarily related to the equity of the limited partners. Beginning April 1, 2004, the results of the seven low-income housing development guarantee funds are included in our consolidated results and are reflected as a decrease in other income offset by the benefit from limited partners’ interest. There was no impact on consolidated shareholders’ equity, earnings or cash flow.

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

Holdings preferred stock falls within the scope of SFAS No. 150 due to its mandatory conversion feature, and the fact that the monetary value of the obligation is based solely on a fixed monetary amount that is known at inception. Dividends paid on the stock are classified as interest and other charges, rather than dividends, effective after July 1, 2003.

Earnings Per Share

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share are computed on the basis of the weighted average number of common shares outstanding, plus the effect of the outstanding Employee Stock Ownership Plan shares, Holdings preferred stock, stock options and performance share awards. The treasury stock method is used in computing the dilutive effect of stock options. This method assumes any proceeds obtained upon the exercise of options would be used to purchase common stock at the average market price during the period. The following table presents the numerators and denominators used in computing the diluted earnings per share from continuing operations for Holdings for the three and nine month periods ended September 30, 2004 and 2003.

Diluted Earnings Per Share for the Three Months Ended September 30,

(Millions of Dollars)	2004	2003
Income from continuing operations	$23.4	$30.2
Less: Preferred dividends	—	—

Earnings from continuing operations for common stock	23.4	30.2
Dilutive effect of:
ESOP dividends	0.3	0.4
Preferred stock dividends	0.1	0.2

Diluted Earnings from Continuing Operations for Common Stock	$23.8	$30.8

(Millions of Shares)	2004	2003
Basic average shares	76.6	75.1

Dilutive effect of:
ESOP shares	0.8	1.1
Holdings preferred stock	0.5	1.5
Performance share awards and stock options	0.4	—

Diluted average shares	78.3	77.7

Diluted Earnings Per Share from Continuing Operations	$0.30	$0.40

Diluted Earnings Per Share for the Nine Months Ended September 30,

(Millions of Dollars)	2004	2003
Income from continuing operations	$68.1	$79.0
Less: Preferred dividends	—	0.4

Earnings from continuing operations for common stock	68.1	78.6
Dilutive effect of:
ESOP dividends	0.9	1.1
Preferred stock dividends	0.3	0.6

Diluted Earnings from Continuing Operations for Common Stock	$69.3	$80.3

(Millions of Shares)	2004	2003
Basic average shares	76.3	74.8

Dilutive effect of:
ESOP shares	0.8	1.2
Holdings preferred stock	0.6	1.5
Performance share awards and stock options	0.4	—

Diluted average shares	78.1	77.5

Diluted Earnings Per Share from Continuing Operations	$0.89	$1.04

2. RATE MATTERS

Provider of Last Resort

POLR I and II. Orion Power Midwest (a subsidiary of Reliant Resources, Inc.) is Duquesne Light’s supplier under POLR I and POLR II (the rate plan and supply arrangement that applies once the competitive transition charge (CTC) is collected). POLR II extends through December 31, 2004, and permits Duquesne Light a margin per MWh supplied. This margin fluctuates based on the mix of rate classes and number of customers participating in POLR II. The number of POLR customers will fluctuate depending on market prices and the marketing activities of alternative generation suppliers in the retail supply business.

Duquesne Light retains the risk that customers will not pay for the POLR generation supply. However, a component of Duquesne Light’s delivery rate is designed to cover the cost of a normal level of uncollectible accounts.

POLR III. In December 2003, Duquesne Light submitted POLR III (its rate plan and related generation supply plan intended to cover the period beginning in 2005) to the PUC for approval. In the third quarter of 2004, the PUC rejected POLR III as filed, and issued an order modifying the plan. On September 30, 2004, Duquesne Light announced it would implement POLR III, as modified.

Residential and small commercial customers will receive electric supply for 2005 through 2007 at fixed rates as proposed by Duquesne Light (approximately 11.5% above current generation rates). In addition, the PUC modified the customer switching rules. Residential and small commercial customers who switch back to using Duquesne Light’s POLR service will no longer be required to remain on that service for 12 months.

For our large commercial and industrial customers, the supply options will be:

•	A fixed price service based upon the results of a competitive request-for-proposal process for the period January 1, 2005 through May 31, 2006. Per the PUC modifications, this option may be extended through May 31, 2007, at the PUC’s discretion.

•	An hourly price service that passes through real-time spot market electricity prices within the PJM regional transmission organization (discussed below). This will be the default option for POLR III customers who do not choose the fixed price option described above, and the sole POLR option once fixed price service is eliminated.

Duquesne Light is committed to ensuring a reliable supply of electricity for all of its customers. Toward that end, Duquesne Light will be joining the PJM regional transmission organization effective January 1, 2005. Duquesne Light expects to recover its incremental expenses incurred due to joining PJM through its rates.

In October 2003, Duquesne Power, LP, a subsidiary of Duquesne Light, announced an agreement to purchase WPS Resources Corporation’s Sunbury generation station for approximately $120 million. Duquesne Power had intended to use a combination of the Sunbury station output and a portfolio of wholesale power purchase contracts to provide Duquesne Light a full-requirements contract covering its POLR III obligation to residential and small commercial customers. A condition precedent to Duquesne Power’s obligation to complete the acquisition was PUC approval, in form and substance reasonably satisfactory to Duquesne Light, of POLR III. Following the PUC’s rejection of POLR III as filed, Duquesne Power terminated the Sunbury acquisition agreement on September 30, 2004, and recorded an $8.3 million pre-tax ($4.8 million after-tax) charge related to the write-off of deferred costs and deposits made (described below).

Due to the termination, Duquesne Power did not make the final $1.1 million deposit that would have been due under the agreement on October 1, 2004. Duquesne Power made $4.4 million of deposits into escrow, which were written off. Both parties are contesting the release of the escrow deposit.

Duquesne Power has entered into wholesale power purchase and capacity contracts with a notional amount of approximately $556 million in anticipation of fulfilling a part of Duquesne Light’s requirements under POLR III. The contracts have been structured to begin no earlier than the January 1, 2005 starting date of POLR III, and to terminate no later than December 31, 2007. Since the contracts specify delivery of the power to the Duquesne Light service territory, all transmission charges are included in the contract price.

If any supplier were to fail to deliver, Duquesne Power would be required to procure the POLR III supply requirements in the energy markets. If market prices for energy were higher than the rates to be paid by Duquesne Light under the full-requirements contract, Duquesne Power could potentially be acquiring the energy at a loss. However, there are certain safeguards in the contracts designed to mitigate against such losses. The contracts may require collateral to be posted by either party depending on changes in energy prices. As of September 30, 2004, no such collateral has yet been required to be posted by any party.

3. RECEIVABLES

The components of receivables for the periods indicated are as follows:

Duquesne Light Holdings

	(Millions of Dollars)
	September 30, 2004	December 31, 2003
Electric customers	$68.8	$66.4
Unbilled electric customers	26.9	29.7
Other	26.7	24.6
Less: Allowance for uncollectible accounts	(4.2)	(5.7)

Total	$118.2	$115.0

Duquesne Light Company

	(Millions of Dollars)
	September 30, 2004	December 31, 2003
Electric customers	$68.8	$66.4
Unbilled electric customers	26.9	29.7
Loan to parent	250.0	250.0
Affiliate receivables	—	6.0
Other	10.6	10.7
Less: Allowance for uncollectible accounts	(3.5)	(5.7)

Total	$352.8	$357.1

4. RESTRUCTURING CHARGES

In 2001 and 2002, restructuring charges were recorded at Holdings and Duquesne Light related to (1) the consolidation and reduction of certain administrative and back-office functions through involuntary termination plans; (2) the abandonment of certain office facilities; and (3) the write-off of certain leasehold-improvements related to those office facilities.

The following tables summarize the restructuring activities for the Holdings and Duquesne Light 2001 and 2002 restructuring plans for the nine months ended September 30, 2004.

Holdings Restructuring Liability

	(Millions of Dollars)
	Employee Termination Benefits	Lease Costs	Total
Balance, December 31, 2003 (a)	$3.3	$1.8	$5.1
Adjustments to 2002	0.3	—	0.3
Adjustments to 2001	(1.1)	0.7	(0.4)
Payments on 2002	(0.6)	—	(0.6)
Payments on 2001	(0.2)	(0.9)	(1.1)

Balance, September 30, 2004 (a)	$1.7	$1.6	$3.3

(a)	Excludes $0.9 million and $0.2 million of restructuring liabilities as of December 31, 2003 and September 30, 2004 that are included in discontinued operations.

Duquesne Light Restructuring Liability

	(Millions of Dollars)
	Employee Termination Benefits	Lease Costs	Total
Balance, December 31, 2003	$1.7	$1.6	$3.3
Adjustments to 2001	0.1	0.1	0.2
Payments on 2002	(0.4)	—	(0.4)
Payments on 2001	(0.1)	(0.3)	(0.4)

Balance, September 30, 2004	$1.3	$1.4	$2.7

Both the Holdings and the Duquesne Light restructuring liabilities are included in other liabilities on the condensed consolidated balance sheets. Management believes that the remaining provisions are adequate to complete the restructuring plan and expects that the remaining restructuring liabilities will be paid on a monthly basis through 2006.

5. DISPOSITIONS

In September 2004, DQE Financial sold its 50% investment in a landfill gas operation for $8 million, subject to a final working capital true-up. A portion of the sale is contingent on the occurrence of certain future events and, therefore, the contingent proceeds have not been included in the calculation of the gain or loss on the transaction. DQE Financial recorded a $1.4 million after-tax loss related to the sale in September 2004. Cash proceeds of $2.9 million were received on October 1, 2004.

During the first nine months of 2003, DQE Financial sold a limited partnership investment in a natural gas operating partnership for $18.5 million and recognized an after-tax gain of $7.0 million.

DQE Enterprises received $2.5 million for the sale of stock in three publicly traded companies and recognized an after-tax gain of $0.6 million. Duquesne Light sold its 50% investment in a small mining operation for $1.4 million ($1.0 million of which was a note receivable), which resulted in an after-tax gain of $0.4 million.

6. NOTES PAYABLE AND LONG-TERM DEBT

On September 15, 2004, Holdings and Duquesne Light entered into unsecured revolving credit facilities expiring in September 2007. Holdings’ new $175 million revolver replaced its prior $110 million, 364-day revolver. Duquesne Light’s amended and restated $100 million revolver replaced its prior $180 million, 364-day revolver. As of September 30, 2004, no borrowings were outstanding under either the Holdings or Duquesne Light revolving credit facility.

On September 13, 2004, DQE Capital Corporation announced that it would fully redeem its $100 million of 8.375% public income notes (PINES), due 2039, at par. Accordingly, as of September 30, 2004, $100 million of the PINES were included in current debt maturities. The redemption occurred on October 13, 2004. A $1.9 million after-tax charge related to the write-off of the unamortized, original issuance costs of the PINES will be recorded in the fourth quarter of 2004.

In May 2004, Duquesne Light issued $200 million of 5.7% first mortgage bonds (due 2014). Proceeds were used to redeem $75 million of MIPS (discussed below), repay $40 million of outstanding revolving credit facility borrowings and replenish working capital.

During 2004, Duquesne Capital redeemed $150 million principal amount of its MIPS. Pursuant to the terms of the MIPS, Duquesne Light simultaneously redeemed $151.5 million of its Subordinated Debentures. (See Note 1.)

On February 18, 2004, as part of an amended and restated concession agreement with the City of New York, GSF Energy, L.L.C. (GSF), a DQE Financial subsidiary, paid $4.5 million to the City and was released from all financial obligations under the prior concession agreement, including the $21.4 million note payable to the City. As a direct result of the settlement, we are recognizing approximately $16 million in pre-tax income ratably over the new contract term, scheduled to end June 30, 2006.

In December 2003, we redeemed $100 million principal amount of Duquesne Light’s 7.55% first mortgage bonds (due 2025) at a redemption price of 102.9% of the principal amount thereof.

In August 2003, we redeemed at par $100 million principal amount of Duquesne Light’s 7 3/8 % first mortgage bonds (due 2038).

In May 2003, we redeemed Duquesne Light’s $2.8 million outstanding balance of 5% Sinking Fund Debentures (due 2010) at a redemption price of 100.95% of the principal amount thereof.

In March 2003, we redeemed two long-term loans with principal amounts totaling $2.0 million relating to investments at DQE Financial.

7. COMMITMENTS AND CONTINGENCIES

Guarantees

As part of DQE Financial’s investment portfolio in seven affordable housing funds, we have received fees in exchange for guaranteeing a minimum defined yield to third-party investors. We entered into these transactions between 1995 and 1999 because of the attractive risk/reward characteristics available to guarantors. This group of guarantees will expire by 2015. In the event the underlying affordable housing properties do not generate the necessary minimum yield before their expiration, we will make cash payments necessary to achieve the minimum guaranteed yield. The original amount guaranteed was approximately $250 million, and has declined as investors have earned the guaranteed returns. We estimate the maximum potential amount of undiscounted future payments that we could be required to make under the guarantees if the investors earn no future returns was $50 million at September 30, 2004.

In connection with Duquesne Energy Solutions’ 2000 sale, through a subsidiary, of its synthetic fuel facilities, we agreed to guarantee the subsidiary’s obligation under the sales agreement to indemnify the purchaser against breach of warranties, representations or covenants. The guarantee generally extends up to six years or otherwise as stipulated under the statute of limitations, based on the expiration of the underlying warranty, representation, or covenant. We have determined our exposure to be limited, as both legal and factual representations and warranties have been primarily limited to matters within the control and knowledge of our subsidiary. As such, no liability has been recorded on the statement of financial position. Also, Holdings has backed certain limited obligations during a long-term contract held by its subsidiary with a $1.5 million payment guarantee that has not been recorded as a liability on the condensed consolidated balance sheets. We do not believe these guarantees will have any material impact on our results of operations, financial position or cash flows.

In connection with POLR III, Holdings has guaranteed certain payment obligations under the power purchase and capacity contracts entered into by Duquesne Power. As of September 30, 2004, we had guaranteed approximately $443 million of such obligations. No amount has been recorded as a liability on the condensed consolidated balance sheets.

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

Pension Plans

Duquesne Light has an obligation, pursuant to a PUC order, to contribute approximately $32.1 million to its pension plans over future years.

Income Taxes

Our state income tax returns are subject to review by the relevant taxing jurisdictions, Pennsylvania being the most significant. The Pennsylvania Department of Revenue has issued assessments of additional tax for 1999 through 2002 primarily to include income of a Duquesne Light out of state subsidiary corporation in Pennsylvania taxable income. If, as expected, the Department asserts the same positions for 2003, Duquesne Light’s total exposure for all years, without interest or penalty, could approximate $92 million (net of associated federal benefit). Duquesne Light does not agree with the Department on this matter, and has filed an appeal for the 1999 tax year with the Pennsylvania Commonwealth Court. The assessment for the 2000 tax year is currently before the Pennsylvania Board of Finance and Revenue pending action on the 1999 appeal. The assessment for the 2001 tax year is currently awaiting decision from the Pennsylvania Board of Appeals. Duquesne Light plans to appeal the 2002 tax year assessment to the Board of Appeals in November 2004. Absent an earlier settlement, Duquesne Light expects all years involved to be appealed to and decided at the Pennsylvania Commonwealth Court.

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

Synthetic Fuel

In recent years the synthetic fuel industry has been the focus of increased scrutiny by the IRS. Most recently the IRS has heightened its review of the “placed in service” dates of synthetic fuel plants, and some synthetic fuel producers have indicated that the IRS has challenged whether their plants were placed in service by the required date in order to qualify properly for Section 29 tax credits.

Holdings is currently under audit by the IRS for the years 1998 through 2002. During that timeframe a subsidiary constructed and operated six synthetic fuel plants. These plants were subsequently sold to an unrelated party and are now operated by Duquesne Energy Solutions. At this time, the IRS has made no determination as to the validity of these plants’ placed in service dates. These determinations are very fact specific and, therefore, the recent disclosures by other synthetic fuel producers of the disallowance of their challenged placed in service dates is not necessarily determinative in our IRS audit. We believe that the facts surrounding the placed in service dates of the plants meet the requirements outlined in published guidance by the IRS. From the time that the plants were placed in service until the time they were sold, we claimed approximately $10 million of tax credits on our consolidated tax returns. In addition, as discussed in “Guarantees” above, Duquesne Energy Solutions made certain representations and warranties to the purchaser of the plants.

A subsidiary of DQE Financial also holds an 8.3% limited partnership interest in an entity that owns and operates four projects to produce and sell synthetic fuel. The IRS has audited the entity for the tax years 1998 through 2001, and has accepted the placed in service dates and tax credits for this period.

Section 29 Tax Credits

Section 29 of the Internal Revenue Code provides tax credits through 2007 for the production and sale of non-conventional fuels, including solid synthetic fuels and landfill gas. Holdings recognizes Section 29 tax credits from DQE Financial’s landfill gas operations and investment in a synthetic fuel facility. In addition, Duquesne Energy Solutions operates synthetic fuel facilities for a single customer, earning fees based on production. If Section 29 tax credits were no longer available to the customer, production could be halted.

Section 29 tax credits are subject to a phase-out provision that could reduce tax credits as the annual average wellhead price per barrel of domestic crude oil increases into an inflation-adjusted phase-out range. For 2003, the tax credit would have begun to phase-out when the annual average wellhead price per barrel of domestic crude oil exceeded $50.14 per barrel and would have been completely phased out when the annual average wellhead price per barrel of domestic crude oil reached $62.94 per barrel. The 2004 and 2005 phase-out range will be calculated using inflation rates published in 2005 and 2006, respectively, by the IRS.

Due to the low price of domestic crude oil during the first part of 2004, the potential phase-out is not expected to affect our tax credits or net income for 2004. We cannot predict the level of domestic crude oil prices for 2005, nor whether a phase-out is likely to occur with respect to that year.

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

On May 20, 2003, the court certified a class to include purchasers of our common stock during the period from December 6, 2000 through April 30, 2001, and a sub-class to include purchasers of our common stock through our dividend reinvestment and stock purchase plan during the same period. Since December 2002, we have been engaged in pre-trial discovery. Fact discovery concluded at the end of April 2004. Expert witness discovery has since begun, and is expected to continue until December 2004.

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

8. PREFERRED AND PREFERENCE STOCK

In April 2004, Duquesne Light issued 1.5 million shares of 6.5% non-convertible preferred stock ($50 par and liquidation value), receiving net proceeds of approximately $73 million. Proceeds were used to partially repay short-term borrowings made under the revolving credit facility, which had been primarily incurred to partially redeem the MIPS during the first quarter of 2004.

As of September 30, 2004, there were 75,234 shares of Holdings preferred stock outstanding and included in other current liabilities on the balance sheet. (See Note 1.) Each outstanding share is redeemable for cash or convertible at our option into the number of shares of our common stock computed by dividing the preferred stock’s $100 per share liquidation value by the five-day average closing sales price of common stock for the five trading days immediately prior to the conversion date.

Each outstanding share of Holdings preferred stock will automatically be converted on the first day of the first month commencing after the sixth anniversary of its issuance. During the first nine months of 2004, we converted 67,899 shares of preferred stock into 329,387 shares of common stock.

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

In July 2003, AquaSource closed the sale of its investor-owned water utilities (and certain related contract operations) to Aqua America for a purchase price of approximately $178 million in cash, after working capital and purchase price adjustments, including the one described below. Due to the earlier than anticipated closing of this sale, we were not required to make certain expenditures, thereby increasing the net recorded value of AquaSource as of June 30, 2003, by approximately $11.5 million after-tax. Unable to resolve purchase price adjustment issues regarding rate base and customer connections, AquaSource and Aqua America agreed to arbitrate their dispute. In August 2004 the arbitration panel found in Aqua America’s favor, reducing the final purchase price by approximately $12 million. The resulting payment to Aqua America had been reserved for, and accordingly did not have a material adverse effect on our financial position or results of operations. This $12 million payment caused a corresponding decline in the discontinued operations liabilities on the condensed consolidated balance sheets.

The following tables summarize income statement data from discontinued operations:

	(Millions of Dollars)
	Three Months Ended September 30,
	2004	2003
Revenues	$—	$5.7

Operating Results, net of tax of $(0.2) and $(0.4)	$0.1	$0.4
Gain from sale of Discontinued Operations, net of tax of $0.1 and $—	0.1	—

Income from Discontinued Operations	$0.2	$0.4

	(Millions of Dollars)
	Nine Months Ended September 30,
	2004	2003
Revenues	$—	$41.5

Operating Results, net of tax of $0.1 and $1.5	$(0.1)	$3.9
Gain from sale of Discontinued Operations, net of tax of $0.5 and $(0.3)	0.8	11.6

Income from Discontinued Operations	$0.7	$15.5

10. PENSION AND POSTRETIREMENT BENEFITS

The following tables summarize the components of net periodic pension benefit cost for both Holdings and Duquesne Light:

	(Millions of Dollars)
	Three Months Ended September 30,
	2004	2003
Service cost	$2.1	$1.6
Interest cost	10.5	10.3
Expected return on plan assets	(12.9)	(12.5)
Amortization of unrecognized net transition obligation	0.2	0.2
Amortization of prior service cost	0.8	0.6
Recognized net actuarial gain	(0.1)	(0.8)

Net periodic pension benefit cost (gain)	$0.6	$(0.6)

	(Millions of Dollars)
	Nine Months Ended September 30,
	2004	2003
Service cost	$6.1	$5.2
Interest cost	31.7	31.1
Expected return on plan assets	(38.9)	(37.9)
Amortization of unrecognized net transition obligation	0.6	0.8
Amortization of prior service cost	2.6	2.0
Recognized net actuarial gain	(0.5)	(2.8)

Net periodic pension benefit cost (gain)	$1.6	$(1.6)

We previously disclosed in our financial statements for the year ended December 31, 2003 that we did not expect to make any cash contributions to our pension plan in 2004. As of September 30, 2004, we have made no contributions to the plan, nor do we anticipate being required to contribute any amounts to fund the pension plan in 2004.

The following tables summarize the components of net periodic postretirement benefit cost for both Holdings and Duquesne Light:

	(Millions of Dollars)
	Three Months Ended September 30,
	2004	2003
Service cost	$0.4	$0.3
Interest cost	0.8	0.8
Amortization of unrecognized net transition obligation	0.1	0.1
Amortization of prior service cost	0.2	—

Net periodic postretirement benefit cost	$1.5	$1.2

	(Millions of Dollars)
	Nine Months Ended September 30,
	2004	2003
Service cost	$1.0	$1.1
Interest cost	2.4	2.2
Amortization of unrecognized net transition obligation	0.5	0.5
Amortization of prior service cost	0.5	—

Net periodic postretirement benefit cost	$4.4	$3.8

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

12. BUSINESS SEGMENTS AND RELATED INFORMATION

We report the following business segments: (1) Duquesne Light’s transmission and distribution of electricity (electricity delivery business segment), (2) Duquesne Light’s supply of electricity through POLR (electricity supply business segment), (3) Duquesne Light’s collection of transition costs (CTC business segment), (4) Duquesne Energy Solutions’ development, operation and maintenance of energy facilities and, for a single customer, synthetic fuel facilities (Energy Solutions business segment), and (5) DQE Financial’s collection and processing of landfill gas and management of structured finance and alternative energy investments (Financial business segment). We also report an “all other” category to include our other subsidiaries below the quantitative threshold for disclosure, and corporate administrative functions, financing, and insurance services for our various affiliates. Operating revenues in our “all other” category are comprised of revenues from DQE Communications.

Business Segments for the Three Months Ended September 30, 2004

	(Millions of Dollars)
	Electricity Delivery	Electricity Supply	CTC	Total Duquesne Light	Energy Solutions	Financial	All Other	Eliminations	Consolidated
Operating revenues	$92.7	$117.6	$2.8	$213.1	$20.4	$7.5	$2.2	$(0.4)	$242.8
Operating expenses	41.0	110.3	0.1	151.4	9.5	10.7	2.1	(0.4)	173.3
Acquisition termination costs	—	8.3	—	8.3	—	—	—	—	8.3
Depreciation and amortization expense	15.8	—	2.7	18.5	0.4	1.4	0.7	—	21.0

Operating income (loss)	35.9	(1.0)	—	34.9	10.5	(4.6)	(0.6)	—	40.2
Other income	4.7	—	—	4.7	0.3	0.3	0.6	(4.1)	1.8
Interest and other charges	13.9	—	—	13.9	0.1	—	6.3	(4.2)	16.1
Benefit from limited partners’ interest	—	—	—	—	—	2.5	—	—	2.5

Income (loss) before taxes	26.7	(1.0)	—	25.7	10.7	(1.8)	(6.3)	0.1	28.4
Income tax expense (benefit)	11.2	(0.5)	—	10.7	3.8	(7.8)	(2.1)	0.4	5.0

Earnings (loss) from continuing operations available for common stock	$15.5	$(0.5)	$—	$15.0	$6.9	$6.0	$(4.2)	$(0.3)	$23.4

Assets	$2,296.9	$1.3	$6.1	$2,304.3	$33.3	$609.2	$195.8	$(444.6)	$2,698.0

Capital expenditures	$19.8	$0.1	$—	$19.9	$—	$0.6	$0.4	$—	$20.9

Business Segments for the Three Months Ended September 30, 2003

	(Millions of Dollars)
	Electricity Delivery	Electricity Supply	CTC	Total Duquesne Light	Energy Solutions	Financial	All Other	Eliminations	Consolidated
Operating revenues	$91.9	$123.3	$3.4	$218.6	$19.7	$6.5	$1.6	$(0.4)	$246.0
Operating expenses	36.6	114.3	0.2	151.1	8.7	11.7	5.0	(0.4)	176.1
Depreciation and amortization expense	15.2	—	3.0	18.2	0.5	1.6	0.6	—	20.9

Operating income (loss)	40.1	9.0	0.2	49.3	10.5	(6.8)	(4.0)	—	49.0
Other income	5.6	—	—	5.6	0.4	5.0	(0.2)	(4.5)	6.3
Interest and other charges	15.2	—	—	15.2	0.1	0.3	6.4	(4.1)	17.9

Income (loss) before taxes	30.5	9.0	0.2	39.7	10.8	(2.1)	(10.6)	(0.4)	37.4
Income tax expense (benefit)	12.7	3.7	—	16.4	3.7	(9.3)	(3.6)	—	7.2

Earnings (loss) from continuing operations available for common stock	$17.8	$5.3	$0.2	$23.3	$7.1	$7.2	$(7.0)	$(0.4)	$30.2

Assets (a)	$2,200.8	$—	$8.4	$2,209.2	$34.2	$614.0	$59.6	$(376.2)	$2,540.8

Capital expenditures	$20.5	$—	$—	$20.5	$0.3	$0.2	$0.5	$—	$21.5

(a)	Relates to assets as of December 31, 2003.

Business Segments for the Nine Months Ended September 30, 2004

	(Millions of Dollars)
	Electricity Delivery	Electricity Supply	CTC	Total Duquesne Light	Energy Solutions	Financial	All Other	Eliminations	Consolidated
Operating revenues	$261.1	$332.3	$8.1	$601.5	$50.2	$22.2	$5.9	$(1.0)	$678.8
Operating expenses	123.0	307.8	0.3	431.1	24.6	31.2	10.7	(1.0)	496.6
Acquisition termination costs	—	8.3	—	8.3	—	—	—	—	8.3
Depreciation and amortization expense	46.8	—	7.6	54.4	1.5	4.2	2.0	—	62.1

Operating income (loss)	91.3	16.2	0.2	107.7	24.1	(13.2)	(6.8)	—	111.8
Other income	13.6	—	—	13.6	1.1	5.1	1.1	(11.7)	9.2
Interest and other charges	38.9	—	—	38.9	0.1	0.1	18.4	(11.8)	45.7
Benefit from limited partners’ interest	—	—	—	—	—	5.0	—	—	5.0

Income (loss) before taxes	66.0	16.2	0.2	82.4	25.1	(3.2)	(24.1)	0.1	80.3
Income tax expense (benefit)	27.2	6.6	0.1	33.9	8.9	(22.9)	(8.1)	0.4	12.2

Earnings (loss) from continuing operations available for common stock	$38.8	$9.6	$0.1	$48.5	$16.2	$19.7	$(16.0)	$(0.3)	$68.1

Capital expenditures	$59.8	$0.1	$—	$59.9	$—	$0.6	$1.1	$—	$61.6

Business Segments for the Nine Months Ended September 30, 2003

	(Millions of Dollars)
	Electricity Delivery	Electricity Supply	CTC	Total Duquesne Light	Energy Solutions	Financial	All Other	Eliminations	Consolidated
Operating revenues	$255.1	$340.9	$15.1	$611.1	$45.4	$21.8	$5.0	$(1.2)	$682.1
Operating expenses	110.7	315.8	0.7	427.2	22.1	33.5	11.7	(0.7)	493.8
Depreciation and amortization expense	45.3	—	13.7	59.0	1.5	4.3	1.9	—	66.7

Operating income (loss)	99.1	25.1	0.7	124.9	21.8	(16.0)	(8.6)	(0.5)	121.6
Other income	16.1	—	—	16.1	1.4	26.7	1.5	(13.5)	32.2
Interest and other charges	48.3	—	—	48.3	0.2	1.3	19.1	(12.5)	56.4

Income (loss) before taxes	66.9	25.1	0.7	92.7	23.0	9.4	(26.2)	(1.5)	97.4
Income tax expense (benefit)	27.5	10.4	0.2	38.1	7.3	(19.7)	(8.3)	—	17.4

Income (loss) before impairment charge	39.4	14.7	0.5	54.6	15.7	29.1	(17.9)	(1.5)	80.0
Impairment, net	—	—	—	—	—	—	(1.0)	—	(1.0)

Income (loss) from continuing operations	39.4	14.7	0.5	54.6	15.7	29.1	(18.9)	(1.5)	79.0
Dividends on preferred stock	—	—	—	—	—	—	0.4	—	0.4

Earnings (loss) from continuing operations available for common stock	$39.4	$14.7	$0.5	$54.6	$15.7	$29.1	$(19.3)	$(1.5)	$78.6

Capital expenditures	$53.0	$—	$—	$53.0	$0.4	$0.2	$0.5	$—	$54.1

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

This combined Quarterly Report on Form 10-Q presents information on both Duquesne Light Holdings, Inc. (Holdings) and Duquesne Light Company (Duquesne Light). Information on Holdings and its subsidiaries (not including Duquesne Light and its subsidiaries) shall not be deemed to be included as part of Duquesne Light’s Quarterly Report on Form 10-Q. Specifically, information on the Energy Solutions and Financial business segments, the all other category, and discontinued operations is not so included.

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

Duquesne Energy Solutions, LLC (formerly DQE Energy Services, LLC) is an energy facilities management company that provides energy outsourcing solutions including development, operation and maintenance of energy and synthetic fuel facilities.

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

Our other business lines have operations and investments in several states and Canada. Duquesne Energy Solutions relies on a single synthetic fuel facility customer for a significant portion of its revenues and earnings.

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

Critical Accounting Policies

Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2003, disclosed critical accounting policies that included the accounting for: the effect of regulation, unbilled energy revenues, impairment of long-lived assets and investments, pension and other postretirement benefit plan assumptions, income taxes and contingent liabilities.

Duquesne Light, through its unregulated subsidiary, Duquesne Power, LP, has entered into energy contracts in anticipation of fulfilling its requirements under POLR III (its POLR plan for the period beginning January 1, 2005). As a result of these contracts and their continued importance as a risk management strategy, both Holdings and Duquesne Light have identified the accounting for derivative instruments as an additional critical accounting policy.

At the inception of each contract, management assesses whether the contract qualifies as a derivative instrument and formally documents the accounting treatment in accordance with SFAS No. 133, “ Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted. Under SFAS No. 133, derivative instruments are defined as a financial instrument or contract that contains a specific price per unit, a payment provision, requires minimal or no investment at inception and permits or requires net settlement. Generally, contracts that are deemed derivative instruments are required to be presented in the financial statements at fair value. However, since the contracts meet the definition of a derivative instrument and require the delivery of a commodity, management may then determine if the contracts qualify for the normal purchase and sale exemption. This exemption permits, at our option, the use of the accrual basis of accounting as opposed to fair value accounting for the contracts.

A contract qualifies for the normal exemption if it is probable that the contract will result in the physical delivery of the commodity and the quantities specified in the contract are consistent with operational needs that are expected to be used in the normal course of business, and not for trading purposes. In addition, the underlying price in the contract must be clearly and closely related to the physical product being delivered.

We believe that the energy contracts entered into by Duquesne Power are in fact derivative instruments as defined by SFAS No. 133. Also, since the contracts have been entered into in anticipation of fulfilling Duquesne Light’s obligations under POLR III, and not for trading purposes, we believe that the contracts qualify for the normal purchase and sale exemption. Therefore, we have elected to account for the energy contracts using the accrual basis of accounting as permitted by SFAS No. 133.

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

•	Cash flow, earnings, earnings growth, capitalization, capital expenditures and dividends (as well as earnings per share and total shareholder return goals) will depend on the performance of Holdings’ subsidiaries, and board policy.

•	Demand for and pricing of electricity and landfill gas, changing market conditions and weather conditions could affect earnings levels.

•	Duquesne Light’s earnings will be affected by the number of customers who choose to receive electric generation through POLR II and POLR III, and by our ability to negotiate appropriate terms with suitable generation suppliers.

•	POLR customer retention may depend on market generation prices, as well as the marketing efforts of competing generation suppliers.

•	Any debt reduction or refinancing will depend on the availability of cash flows and appropriate replacement or refinancing vehicles.

•	The credit ratings received from the rating agencies could affect the cost of borrowing, access to capital markets and liquidity.

•	Customer energy demand, fuel costs and plant operations could affect Duquesne Energy Solutions’ earnings.

•	The outcome of the shareholder litigation initiated against Holdings may affect performance.

•	Earnings with respect to synthetic fuel operations, landfill gas and affordable housing investments will depend, in part, on the continued viability of, and compliance with the requirements for, applicable federal tax credits.

•	The final resolution of proposed adjustments regarding state income tax liabilities (which could depend on negotiations with the appropriate authorities) could affect financial position, earnings, and cash flows.

•	Overall performance by Holdings and its affiliates could be affected by economic, competitive, regulatory, governmental and technological factors affecting operations, markets, products, services and prices.

RESULTS OF OPERATIONS

We report the following business segments: (1) Duquesne Light’s transmission and distribution of electricity (electricity delivery business segment), (2) Duquesne Light’s supply of electricity through POLR (electricity supply business segment), (3) Duquesne Light’s collection of competitive transition costs (CTC) (CTC business segment), (4) Duquesne Energy Solutions’ development, operation and maintenance of energy facilities and, for a single customer, synthetic fuel facilities (Energy Solutions business segment), and (5) DQE Financial’s collection and processing of landfill gas and management of structured finance and alternative energy investments (Financial business segment). We also report an “all other” category to include our other subsidiaries below the quantitative threshold for disclosure, and corporate administrative functions, financing, and insurance services for our various affiliates. Operating revenues in our “all other” category are comprised of revenues from DQE Communications.

Note 12 shows the financial results of each principal business segment in tabular form. Following is a discussion of these results.

Overall Performance

Three months ended September 30, 2004. Our earnings available for common stock were $23.6 million, or $0.31 basic earnings per share, in the third quarter of 2004, compared to $30.6 million, or $0.41 basic earnings per share, in the third quarter of 2003. The average shares outstanding increased 1.5 million, or 2.0%, compared to the third quarter of 2003.

Our earnings from continuing operations available for common stock were $23.4 million, or $0.31 basic earnings per share, in the third quarter of 2004, compared to $30.2 million, or $0.40 basic earnings per share, in the third quarter of 2003. The decrease of $6.8 million was due primarily to the $4.8 million after-tax charge at Duquesne Light for the write-off of deposits and deferred costs related to the termination of the acquisition of the Sunbury generation station, and DQE Financial’s $1.4 million after-tax loss related to the sale of an investment in a landfill gas operation.

Included in the Holdings earnings available for common stock is income from discontinued operations of $0.2 million, or zero basic earnings per share, for the third quarter of 2004, compared to $0.4 million, or $0.01 basic earnings per share in the third quarter of 2003.

Duquesne Light’s earnings available for common stock were $15.0 million in the third quarter of 2004, compared to $23.3 million in the third quarter of 2003. The $8.3 million decrease in earnings at Duquesne Light was primarily due to the $4.8 million after-tax charge for the termination of the acquisition discussed above, and increased operating expenses in the electricity delivery business segment in the third quarter of 2004 compared to the same period in 2003.

Nine months ended September 30, 2004. Our earnings available for common stock were $68.8 million, or $0.90 basic earnings per share, in the first nine months of 2004, compared to $94.1 million, or $1.26 basic earnings per share, in the first nine months of 2003. The average shares outstanding increased 1.5 million, or 2.0%, compared to the first nine months of 2003.

Our earnings from continuing operations available for common stock were $68.1 million, or $0.89 basic earnings per share, in the first nine months of 2004, compared to $78.6 million, or $1.05 basic earnings per share, in the first nine months of 2003. This decrease of $10.5 million was due primarily to the $7.0 million after-tax gain from DQE Financial’s sale of its limited partnership investment in a natural gas operating partnership in the first quarter of 2003, and the $4.8 million after-tax charge related to the termination of the Sunbury acquisition.

Included in the Holdings earnings available for common stock was income from discontinued operations of $0.7 million, or $0.01 basic earnings per share, for the first nine months of 2004, compared to $15.5 million, or $0.21 basic earnings per share in the first nine months of 2003. The 2003 income included an $11.5 million after-tax gain related to the increase in the fair value of AquaSource and the results of operations from AquaSource through July 2003.

Duquesne Light’s earnings available for common stock were $48.5 million in the first nine months of 2004, compared to $54.6 million in the first nine months of 2003. The $6.1 million decrease in earnings at Duquesne Light was primarily due to the $4.8 million after-tax charge related to the termination of the Sunbury acquisition.

Business Segment Performance

Electricity Delivery Business Segment

Three months ended September 30, 2004. The electricity delivery business segment reported earnings of $15.5 million in the third quarter of 2004, compared to $17.8 million in the third quarter of 2003, a decrease of $2.3 million, or 12.9%. This decrease was primarily the result of higher operating expenses during the third quarter of 2004, partially offset by lower interest and other charges.

Operating revenues are primarily derived from the delivery of electricity, and include related excise taxes. Sales to residential and commercial customers are primarily influenced by weather conditions. Warmer summer and colder winter seasons generally lead to increased customer use of electricity for cooling and heating. Commercial sales also are affected by regional development. Sales to industrial customers are influenced by national and global economic conditions.

Operating revenues increased $0.8 million, or 0.9%, compared to the third quarter of 2003, primarily due to the 0.7% increase in MWh sales to customers compared to the third quarter of 2003.

The following table sets forth MWh delivered to electric utility customers.

	MWh Delivered
	(In Thousands)
Third Quarter	2004	2003	Change
Residential	1,062	1,083	(1.9)%
Commercial	1,766	1,765	0.1%
Industrial	849	803	5.7%

	3,677	3,651	0.7%

Operating expenses consist of costs to operate and maintain the transmission and distribution system; meter reading, billing and collection costs; customer service; administrative expenses; and non-income taxes, such as gross receipts, property and payroll taxes. Operating expenses increased $4.4 million, or 12.0%, compared to the third quarter of 2003, due to a $1.6 million increase in labor, pension and other fringe benefit costs, and a $0.9 million increase in billing and collection costs in the third quarter of 2004, compared to 2003. In addition, there was a $0.7 million increase in telecommunication costs and software leases and a $1.0 million increase in outside services in the third quarter of 2004.

Interest and other charges include interest on long-term debt, other interest, and preferred stock dividends of Duquesne Light. Interest and other charges decreased $1.3 million, or 8.6%, compared to the third quarter of 2003, primarily due to (i) $200 million of debt retirements during the later part of 2003, which reduced interest expense by $2.5 million, and (ii) $151.5 million of 8.375% subordinated debenture redemptions in the first six months of 2004, which reduced interest expense by $3.2 million. The issuance of $200 million of 5.7% debt in May 2004 increased interest expense by $2.9 million, and the $75 million of 6.5% preferred stock issued in April 2004 increased dividends by $1.1 million.

Nine months ended September 30, 2004. The electricity delivery business segment reported earnings of $38.8 million in the first nine months of 2004, compared to $39.4 million in the first nine months of 2003, a decrease of $0.6 million, or 1.5%. The decrease was primarily the result of higher operating expenses and was partially offset by lower interest and other charges.

Operating revenues increased $6.0 million, or 2.4%, compared to the first nine months of 2003. The increase was primarily due to the 2.7% increase in MWh sales to customers compared to the first nine months of 2003. Sales to residential and commercial customers were 3.9% and 1.7% higher than the first nine months of 2003, respectively, as the slightly warmer winter weather of 2004, compared to 2003, was more than offset by the year’s hotter weather during the summer season, as measured by the temperature humidity index. Industrial sales increased by 3.3% compared to the first nine months of 2003 as a result of higher MWh sales to the durable goods manufacturing sector.

The following table sets forth the MWh delivered to electric utility customers.

	MWh Delivered
	(In Thousands)
First Nine Months	2004	2003	Change
Residential	2,954	2,843	3.9%
Commercial	4,971	4,886	1.7%
Industrial	2,457	2,378	3.3%

	10,382	10,107	2.7%

Operating expenses increased $12.3 million, or 11.1%, compared to the first nine months of 2003, due in part to a $7.6 million increase in labor, pension and other fringe benefit costs from the first nine months of 2003. In addition, there was a reversal in 2003 of $2.5 million of accrued costs related to a billing dispute with a customer and a $2.2 increase in outside services (primarily in legal and vegetation management) for the first nine months of 2004, compared to 2003.

Other income includes interest income on invested cash and intercompany loans, as well as gains and losses recognized on the sale of certain assets. Other income decreased $2.5 million, or 15.5%, compared to the first nine months of 2003, due primarily to a $1.7 million reduction in interest earnings. This was a result of a decrease in invested cash in 2004, due to the debt retirements in 2003 and 2004. Other income was also lower during 2004, due to a $0.7 million pre-tax gain recognized on the sale of an investment in 2003.

Interest and other charges decreased $9.4 million, or 19.5%, compared to the first nine months of 2003, primarily due to (i) $200 million of debt retirements in the second half of 2003, which reduced interest expense by $10.0 million, and (ii) $151.5 million of 8.375% subordinated debenture redemptions in the first six months of 2004, which reduced interest expense by $6.4 million. The issuance of $200 million of 5.7% debt in May 2004 increased interest expense by $4.2 million and the $75 million of 6.5% preferred stock issued in April 2004 increased dividends by $2.1 million.

Electricity Supply Business Segment

Three months ended September 30, 2004. The electricity supply business segment reported a loss of $0.5 million in the third quarter of 2004 compared to earnings of $5.3 million in the third quarter of 2003, a decrease of $5.8 million, or 109.4%. During the third quarter of 2004, Duquesne Power incurred an after-tax charge of $4.8 million ($8.3 million pre-tax) related to the termination of the Sunbury acquisition.

Operating revenues are derived primarily from the supply of electricity for delivery to retail customers and, to a much lesser extent, the supply of electricity to wholesale customers. Retail energy requirements fluctuate as the number of customers participating in customer choice and their use of electricity changes; a decline or increase in POLR MWh supplied will cause a corresponding change in total revenues and operating expenses. Energy requirements for residential and commercial customers are also influenced by weather conditions; temperature extremes generally lead to increased customer use of electricity for cooling and heating. Commercial energy requirements are also affected by regional development. Energy requirements of industrial customers are primarily influenced by national and global economic conditions.

Short-term sales to other utilities are made at market rates. Fluctuations result primarily from excess daily energy deliveries to Duquesne Light’s electricity delivery system.

Operating revenues decreased $5.7 million, or 4.6%, compared to the third quarter of 2003, due to the 7.4% decline in the POLR MWh. The decline resulted from a higher percentage of customers choosing alternative generation suppliers.

The following tables set forth MWh supplied for POLR customers.

	MWh Supplied
	(In Thousands)
Third Quarter	2004
	POLR I	POLR II	Total
Residential	—	777	777
Commercial	30	980	1,010
Industrial	419	212	631

	449	1,969	2,418

POLR Retention (MWh basis)			66%

	MWh Supplied
	(In Thousands)
Third Quarter	2003
	POLR I	POLR II	Total
Residential	—	772	772
Commercial	23	1,171	1,194
Industrial	397	248	645

	420	2,191	2,611

POLR Retention (MWh basis)			72%

Operating expenses consist of costs to obtain energy for our POLR service, gross receipts tax and, beginning in the third quarter of 2004, costs related to Duquesne Power. Operating expenses decreased $4.0 million, or 3.5%, compared to the third quarter of 2003, due to a $5.1 million decrease in purchased power expense. This decrease was caused by the decline in the POLR MWh supplied to customers, for the reasons outlined above, and was partially offset by costs associated with Duquesne Power.

Nine months ended September 30, 2004. The electricity supply business segment reported earnings of $9.6 million in the first nine months of 2004, compared to earnings of $14.7 million in the first nine months of 2003, a decrease of $5.1 million, or 34.7%, primarily due to the $4.8 million after-tax charge related to the termination of the Sunbury acquisition.

Operating revenues decreased $8.6 million, or 2.5%, compared to the first nine months of 2003, due to the 4.6% decline in POLR MWh supplied. The decline resulted from a higher percentage of customers choosing alternative generation suppliers.

The following tables set forth the MWh supplied for POLR customers.

	MWh Supplied
	(In Thousands)
First Nine Months	2004
	POLR I	POLR II	Total
Residential	—	2,186	2,186
Commercial	59	2,874	2,933
Industrial	1,203	642	1,845

	1,262	5,702	6,964

POLR Retention (MWh basis)			67%

	MWh Supplied
	(In Thousands)
First Nine Months	2003
	POLR I	POLR II	Total
Residential	57	1,997	2,054
Commercial	197	3,125	3,322
Industrial	1,218	702	1,920

	1,472	5,824	7,296

POLR Retention (MWh basis)			72%

Operating expenses decreased $8.0 million, or 2.5%, compared to the first nine months of 2003, due to the decrease in purchased power expense caused by the decline in the total MWh supplied to customers, partially offset by the Duquesne Power operating costs.

CTC Business Segment

Three and nine months ended September 30, 2004. For the CTC business segment, operating revenues are derived by billing electric delivery customers for generation-related transition costs. Duquesne Light is allowed to earn an 11% pre-tax return on the net of tax CTC balance. As revenues are billed to customers on a monthly basis, we amortize the CTC balance. The resulting decrease in the CTC balance causes a decline in the return earned by Duquesne Light. The CTC balance has been fully collected from all but one customer class, which consists of two large industrial customers. In the third quarter of 2004, the CTC business segment reported no earnings compared to $0.2 million during the third quarter of 2003. In the first nine months of 2004, the CTC business segment reported earnings of $0.1 million compared to $0.5 million during the first nine months of 2003.

Energy Solutions Business Segment

Three months ended September 30, 2004. The Energy Solutions business segment reported earnings of $6.9 million in the third quarter of 2004, compared to earnings of $7.1 million in the third quarter of 2003, a decrease of $0.2 million, or 2.8%.

Operating revenues are primarily derived from the facility management services for industrial, airport, and synthetic fuel customers. Operating revenues increased $0.7 million, or 3.6%, compared to the third quarter of 2003. This increase is primarily due to higher revenues associated with the energy facility operations, partially offset by $0.4 million of lower revenue from the synthetic fuel operations as a result of lower third quarter 2004 production.

Operating expenses consist of the operating and maintenance costs to manage the facilities, as well as general corporate overhead. Operating expenses increased $0.8 million, or 9.2%, from the third quarter of 2003, primarily due to $1.6 million of higher natural gas costs related to the energy facility operations, partially offset by decreased employee compensation costs.

Nine months ended September 30, 2004. In the first nine months of 2004, the Energy Solutions business segment reported earnings of $16.2 million compared to $15.7 million in the first nine months of 2003, an increase of $0.5 million, or 3.2%. This increase is primarily due to a $2.9 million increase from synthetic fuel operations, partially offset by a decrease from the energy facility operations.

Operating revenues increased $4.8 million, or 10.6%, compared to the first nine months of 2003. This increase is primarily due to a $2.0 million revenue adjustment in 2003 for decreased fees resulting from a scale calibration deficiency identified and corrected at one of the synthetic fuel facilities, a $1.6 million increase in revenues related to the energy facility operations, and higher synthetic fuel production in the first nine months of 2004.

Operating expenses increased $2.5 million, or 11.3%, from the first nine months of 2003, primarily as a result of a $3.3 million increase in expenses related to the energy facility operations, predominately due to higher natural gas and maintenance costs. Employee termination costs in 2004 were more than offset by decreased employee compensation costs compared to 2003.

Financial Business Segment

Three months ended September 30, 2004. The Financial business segment reported earnings of $6.0 million in the third quarter of 2004, compared to $7.2 million in the third quarter of 2003, a decrease of $1.2 million, or 16.7%. This decrease was due in part to a $2.3 million after-tax decrease in the earnings recognized from the structured lease investments primarily as a result of the IRS settlement, and a $1.4 million after-tax loss on the sale of an investment in a landfill gas operation discussed in Note 5. These decreases were partially offset by a $1.1 million increase in the after-tax earnings from landfill gas equity investments and a $0.9 million increase in after-tax earnings related to the Fresh Kills landfill site that were affected by the settlement reached with the City of New York.

Operating revenues consist primarily of sales of landfill gas. Operating revenues increased $1.0 million, or 15.4%, compared to the third quarter of 2003, due to increases in both average price and sales volumes of landfill gas.

Operating expenses consist of various costs to operate and maintain the landfill gas sites, expenses related to alternative fuel investments and general corporate overhead. Operating expenses decreased $1.0 million, or 8.5%, compared to the third quarter of 2003, primarily due to a $0.7 million decrease in both operating expenses at the landfill sites and alternative fuel investment expenses, and a $0.4 million decrease in legal fees related to settled 2003 litigation. These decreases were partially offset by the $0.8 million expense recognized in the third quarter of 2004 for a fee due under a contract with an unrelated party.

Other income consists of income from the lease, affordable housing, and other equity investments, and other gains and losses related to various investments. Other income decreased $4.7 million, or 94%, compared to the third quarter of 2003, primarily due to a $3.5 million decrease in pre-tax earnings from the structured lease investments, a $2.3 million decrease in other income due to the consolidation of the affordable housing investments resulting from the adoption of FIN 46R (see below) and a $2.1 million pre-tax loss related to the sale of an investment in a landfill gas operation. These decreases were partially offset by $1.7 million of pre-tax earnings from the debt forgiveness related to the Fresh Kills settlement recognized in the third quarter of 2004, and a $1.6 million increase in pre-tax earnings from landfill gas equity investments.

As of March 31, 2004, we adopted FIN 46R and accordingly consolidated the seven low-income housing development guarantee funds in which a DQE Financial subsidiary owns a 1% general partner interest. The losses from these investments are recorded in other income, and the benefit from limited partners’ interest reflects the portion of the losses related to the affordable housing guarantee funds that are not owned by the DQE Financial subsidiary.

Income taxes consist of our provision for federal income taxes as well as the tax credits generated from our synthetic fuel limited partnership, landfill gas and affordable housing investments. The income tax benefit decreased $1.5 million, or 16.1%, compared to the third quarter of 2003, due primarily to a $0.7 million decrease in tax credits generated from both the landfill gas and synthetic fuel investments in the third quarter of 2004.

Nine months ended September 30, 2004. The Financial business segment reported earnings of $19.7 million in the first nine months of 2004, compared to $29.1 million in the first nine months of 2003, a decrease of $9.4 million, or 32.3%. This decrease was primarily due to a $7.5 million decrease in after-tax earnings from the structured lease investments in 2004 primarily as a result of the IRS settlement, the $1.4 million after-tax loss on the sale of an investment in a landfill gas operation in 2004 and an after-tax gain of $7.0 million on the sale of a limited partnership investment in a natural gas operating partnership in 2003. These decreases were partially offset by an increase of $2.6 million of after-tax earnings recognized in the first nine months of 2004 related to the Fresh Kills landfill site. In addition, there was a $2.2 million increase in the after-tax earnings from landfill gas equity investments in 2004.

Operating expenses decreased $2.3 million, or 6.9%, compared to the first nine months of 2003, primarily due to a $1.9 million decrease in operating costs at the landfill sites in 2004, and a $1.5 million decrease in legal expenses incurred in 2003 primarily related to the Fresh Kills litigation. These were partially offset by a $1.4 million expense recognized in 2004 for a fee due under a contract with an unrelated party.

Other income decreased $21.6 million, or 80.9%, compared to the first nine months of 2003, primarily due to a decrease in other income of $11.5 million from the structured lease investments compared to 2003, the $10.8 million pre-tax gain on the sale of a limited partnership investment in a natural gas operating partnership in the first quarter of 2003, a $4.6 million decrease in other income from the consolidation of the affordable housing investments under FIN 46R, as discussed above, and the $2.1 million pre-tax loss related to the sale of an investment in a landfill gas operation in the third quarter of 2004. These decreases were partially offset by $4.2 million of other income recognized in 2004 from the debt forgiveness related to the Fresh Kills settlement reached with the City of New York, and a $3.3 million increase from the first nine months of 2003 in the pre-tax earnings from the landfill gas equity investments.

Interest and other charges decreased $1.2 million, or 92.3%, compared to the first nine months of 2003, due to the forgiveness of the debt associated with Fresh Kills.

The benefit from limited partners’ interest increased by $5 million as a result of the adoption of FIN 46R.

The income tax benefit increased $3.2 million, or 16.2%, compared to the first nine months of 2003 due to the decrease in the pre-tax earnings in the first nine months of 2004 compared to 2003. This was partially offset by a $1.6 million reduction in tax credits recognized during the first nine months of 2004 compared to 2003, pursuant to the restructured Fresh Kills agreement which no longer provides tax credits from this site.

All Other

Three months ended September 30, 2004. The all other category reported a loss of $4.2 million for the third quarter of 2004, compared to a loss of $7.0 million in the third quarter of 2003. This improvement of $2.8 million was primarily due to a $0.4 million increase in earnings from DQE Communications in the third quarter of 2004, and a $1.0 million after-tax litigation charge recorded in 2003. These improvements were partially offset by the $0.6 million after-tax gain recognized in the third quarter of 2003 related to the sale of publicly traded stock held at DQE Enterprises.

Nine months ended September 30, 2004. The all other category reported a loss of $16.0 million for the first nine months of 2004, compared to a loss of $19.3 million in the first nine months of 2003. This improvement of $3.3 million was primarily due to a $0.8 million increase in earnings from DQE Communications and lower interest expense related to our cash pool.

Dispositions

Continuing Operations. In September 2004, DQE Financial sold its 50% investment in a landfill gas operation for $8.0 million, subject to a final working capital true-up. A portion of the sale is contingent on the occurrence of certain future events and, therefore, the contingent proceeds have not been included in the calculation of the gain or loss on the transaction. DQE Financial recorded a $1.4 million after-tax loss related to the sale in September 2004. Cash proceeds of $2.9 million were received October 1, 2004.

In February 2003, DQE Financial sold its limited partnership investment in a natural gas operating partnership for $18.5 million and recognized an after-tax gain of $7.0 million. DQE Enterprises received $2.5 million for the sale of stock in three publicly traded companies and recognized an after-tax gain of $0.6 million. Duquesne Light sold its 50% investment in a small mining operation for $1.4 million, which resulted in an after-tax gain of $0.4 million.

Discontinued Operations. In May 2004, AquaSource repurchased the minority interest held by an unrelated party for approximately $8.2 million.

In July 2003, AquaSource closed the sale of its investor-owned utilities (and certain related contract operations), receiving cash proceeds of approximately $178 million after purchase price and working capital adjustments (See Note 9). The purchaser also assumed $10.4 million in debt associated with the business.

Financing

In February 2004, GSF Energy, L.L.C. (GSF), a DQE Financial subsidiary, paid the City of New York $4.5 million and was released from all financial obligations of the prior Fresh Kills concession agreement, including a $21.4 million note payable balance. As a direct result of the settlement, we are recognizing approximately $16 million in pre-tax income ratably over the new contract term, scheduled to end June 30, 2006.

During 2004, Duquesne Capital, L.P., a special purpose subsidiary of Duquesne Light, redeemed $150 million principal amount of its 8 3/8 % Monthly Income Preferred Securities (MIPS). Pursuant to the terms of the MIPS, Duquesne Light simultaneously redeemed $151.5 million of its 8 3/8 % Subordinated Deferrable Interest Debentures, Series A, due May 31, 2044 (Subordinated Debentures). (See Note 1.)

In April 2004, Duquesne Light issued 1.5 million shares of 6.5% Preferred Stock ($50 par and involuntary liquidation value per share). The net proceeds of approximately $73 million were used to partially repay short-term borrowings under Duquesne Light’s credit facility.

In May 2004, Duquesne Light issued $200 million of 5.7% first mortgage bonds due 2014. Proceeds were used to redeem the remaining $75 million of MIPS, repay the remaining $40 million of outstanding revolving credit facility borrowings and replenish working capital.

On September 15, 2004, Holdings and Duquesne Light entered into unsecured revolving credit facilities expiring in September 2007. Holdings’ new $175 million revolver replaced its prior $110 million, 364-day revolver. Duquesne Light’s amended and restated $100 million revolver replaced its prior $180 million, 364-day revolver.

On October 13, 2004, DQE Capital Corporation fully redeemed its $100 million of 8.375% public income notes (PINES), due 2039, at par. Accordingly, as of September 30, 2004, $100 million of the PINES were included in current debt maturities. A $1.9 million after-tax charge related to the write-off of unamortized, original issuance costs of the PINES will be recorded in the fourth quarter of 2004.

Liquidity

Available cash at Duquesne Light is deposited in the DQE Capital cash pool. Investments in or withdrawals from this cash pool are reflected as cash flows from operating activities on Duquesne Light’s condensed consolidated statements of cash flows.

During the first nine months of 2004, Duquesne Light made tax payments of approximately $59 million in the normal course of business, primarily related to the required payment of the 2004 gross receipts tax liability. Duquesne Light paid $34.5 million to Holdings as its share of the consolidated federal tax liability.

We maintain two 3-year, unsecured revolving credit agreements, one for $100 million at Duquesne Light and one for $175 million at Holdings. Both credit facilities permit borrowings at interest rates of LIBOR (plus a margin of 0.75 % to 2.00%) or an alternate base rate (plus a margin from 0.0% to 1.00%). Both credit facilities have commitment fees that range from 0.125% to 0.30%. Interest rates and commitment fees are based on the borrower’s then-current senior unsecured credit rating. Both revolvers are subject to cross-default if the borrower or any of its subsidiaries defaults on any payment due under any indebtedness exceeding $50 million. Undrawn amounts under both revolvers are fully available for the issuance of letters of credit.

As of September 30, 2004, we had no borrowings under either credit facility. During the first nine months of 2004, for both Holdings and Duquesne Light, the maximum amount of credit facility borrowings outstanding was $120 million (all at Duquesne Light), the amount of average daily borrowings was $24.9 million and the weighted average daily interest rate was 2.3%.

Under our credit facilities, we are subject to financial covenants requiring each of Holdings and Duquesne Light to maintain a maximum debt-to-capitalization ratio of 65%, as defined in the facilities. In addition, Holdings is required to maintain a minimum coverage ratio of 2-to-1, as defined in the facilities. At September 30, 2004, we were in compliance with these covenants.

At October 31, 2004, no loans were outstanding under either credit facility. At October 31, 2004, we had $70.1 million in standby letters of credit (including $10.4 million relating to Duquesne Light), backed by the revolving credit agreements, leaving $204.9 million available (including $89.6 million available at Duquesne Light). In addition, we had $20.5 million of outstanding letters of credit unrelated to the credit facilities.

Holdings Preferred Stock, Series A

As of September 30, 2004, there were 75,234 shares of Holdings preferred stock outstanding and included in other current liabilities on the balance sheet. (See Note 1.) Each outstanding share is redeemable for cash or convertible at our option into the number of shares of our common stock computed by dividing the preferred stock’s $100 per share liquidation value by the five-day average closing sales price of common stock for the five trading days immediately prior to the conversion date.

Each outstanding share of Holdings preferred stock will automatically be converted on the first day of the first month commencing after the sixth anniversary of its issuance. On September 1, 2004, we converted 17,334 preferred shares into 93,292 common shares. The remaining conversions will take place as set forth in the following table:

Conversion Date	Number of Shares
December 1, 2004	9,085
January 1, 2005	41,183
February 1, 2005	23,960
April 1, 2005	1,006

OFF-BALANCE SHEET ARRANGEMENTS

Except for the guarantees discussed in Note 7, neither Holdings nor Duquesne Light has any material off-balance sheet arrangements. Neither Holdings nor Duquesne Light is involved in any material contract trading activities.

RATE MATTERS

Competitive Transition Charge

Duquesne Light customers may choose to receive their electric energy from an alternative generation supplier; otherwise they will be served through Duquesne Light’s POLR arrangements. Customers who select an alternative generation supplier pay for generation charges set by that supplier, and pay Duquesne Light transmission and distribution charges.

Duquesne Light has completed the CTC collection from all but one customer class, which is comprised of only two industrial customers. The transition costs are being amortized over the same period that the CTC revenues are being recognized. Duquesne Light is allowed to earn an 11.0% pre-tax return on these amounts.

Provider of Last Resort

POLR I and II. Orion Power Midwest (a subsidiary of Reliant Resources, Inc.) is Duquesne Light’s supplier under POLR I and II. POLR II extends through December 31, 2004, and permits Duquesne Light a margin per MWh supplied. This margin fluctuates based on the mix of rate classes and number of customers participating in POLR II. The number of POLR customers will fluctuate depending on market prices and the marketing of alternative generation suppliers in the retail supply business.

There are certain safeguards in POLR I and II designed to mitigate losses in the event that Orion defaults on its performance under the arrangement. Contractually, Duquesne Light has various credit enhancements to address market exposure if Orion failed to deliver the required POLR supply. As of September 30, 2004, Duquesne Light held an irrevocable $4 million letter of credit that could be increased based on Orion’s investment ratings and net worth. Duquesne Light also remits the POLR customer payments 35 days after billing the customer. Duquesne Light has the right not to remit these payments in the event of an Orion default.

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

POLR III. In December 2003, Duquesne Light submitted POLR III (its rate plan and related generation supply plan intended to cover the period beginning in 2005) to the PUC for approval. POLR III garnered the support of advocates representing residential, small commercial and a group of major commercial and industrial customers, as well as the recommendation from an administrative law judge that the PUC approve the plan as filed. In the third quarter of 2004, the PUC rejected POLR III as filed, and issued an order modifying the plan. On September 30, 2004, Duquesne Light announced it would implement POLR III, as modified.

For residential and small commercial customers, Duquesne Light had proposed a six-year, fixed-price POLR III plan. The PUC approved only the first three years of the proposal. Residential and small commercial customers will receive electric supply for 2005 through 2007 at fixed rates as proposed by Duquesne Light (approximately 11.5% above current generation rates). Despite the increase, these rates will still be below those charged prior to deregulation in 1996. In addition, the PUC modified the customer switching rules. Residential and small commercial customers who switch back to using Duquesne Light’s POLR service will no longer be required, as they previously were, to remain on that service for 12 months.

For our large commercial and industrial customers, the POLR III supply options will be:

•	A fixed price service based upon the results of a competitive request-for-proposal process for the period January 1, 2005 through May 31, 2006. Per the PUC modifications, this option may be extended through May 31, 2007, at the PUC’s discretion. Duquesne Light will receive an adder as compensation for costs and risks involved in providing energy to those customers. Different by rate class, the adder will, on average, equate to $3.50 per MWh based on current POLR retention levels. The adder includes approximately $1.35 per MWh for costs of providing multiple supply options. This request-for-proposal process has been completed and approved by the PUC. Duquesne Light has contracted with investment-grade suppliers to receive the necessary supply for customers who choose this option.

•	An hourly price service that passes through real-time spot market electricity prices within the PJM regional transmission organization. This will be the default option for customers who do not choose the fixed price option described above, and the sole option once fixed price service is eliminated. Duquesne Light will receive the same adder on this service as described above. After the fixed price option described above is eliminated, this will be the sole PUC-approved POLR III option for large commercial and industrial customers.

In addition, the PUC will not require Duquesne Light to freeze distribution rates for its customers through 2007, or to provide renewable and environmentally beneficial energy resources as part of its supply plan; both items had been proposed as part of the original POLR III plan. Under POLR II, net income earned from the supply of electricity was included when calculating Duquesne Light’s permitted return on rate base assets. Under POLR III, because any margins on supply to residential and small commercial customers will be earned by an unregulated affiliate, they will not be included in the permitted return calculation. Duquesne Light has not obtained a transmission and distribution rate increase since 1987. As a result of the many changes that have occurred since that time, Duquesne Light will be exploring the possibility of requesting transmission and distribution rate increases in the future.

The following table provides selected financial and operating statistics for the first nine months of 2004 for the customer groups described above. The POLR II net income of $15.1 million shown in the table below represents the net income generated from Duquesne Light’s POLR II arrangement, which permits Duquesne Light a margin per MWh supplied. Note 12 to the condensed consolidated financial statements shows the net income of the supply business segment for the nine months ended September 30, 2004 to be $9.6 million. The table below excludes the $4.8 million after-tax acquisition termination costs related to the termination of the Sunbury acquisition, as well as $0.7 million of after-tax costs incurred by Duquesne Power that are not related to Duquesne Light’s POLR II arrangement.

	Residential & Small Commercial	Large Commercial & Industrial	Total
	(In Thousands)
Customers	586	1	587
MWh delivered	5,511	4,871	10,382
MWh supplied	4,043	2,921	6,964
POLR Retention	73%	60%	67%

	(Millions of Dollars)
POLR revenue	$217.4	$114.9	$332.3
POLR II net income	$11.5	$3.6	$15.1

In October 2003, Duquesne Power, LP, a subsidiary of Duquesne Light, announced an agreement to purchase WPS Resources Corporation’s Sunbury generation station for approximately $120 million. Duquesne Power had intended to use a combination of the Sunbury station output and a portfolio of wholesale power purchase contracts to provide Duquesne Light a full-requirements contract covering its POLR III obligation to residential and small commercial customers. A condition precedent to Duquesne Power’s obligation to complete the acquisition was PUC approval, in form and substance reasonably satisfactory to Duquesne Light, of POLR III. Following the PUC’s rejection of POLR III as filed, Duquesne Power terminated the Sunbury acquisition agreement on September 30, 2004.

Due to the termination, Duquesne Power did not make the final $1.1 million deposit that would have been due under the agreement on October 1, 2004. Duquesne Power made $4.4 million of deposits into escrow, which were written off. Both parties are contesting the release of the escrow deposit.

Duquesne Power has entered into wholesale power purchase contracts with a notional amount of approximately $526 million. The contracts are with six different suppliers, allowing for default and credit risk diversification. All of the suppliers have credit ratings that are investment grade. The contracts have been structured to begin no earlier than the January 1, 2005 starting date of POLR III, and to terminate no later than December 31, 2007. Since the contracts specify delivery of the power to the Duquesne Light service territory, all transmission charges are included in the contract price.

If any supplier were to fail to deliver, Duquesne Power would be required to procure the POLR III supply requirements in the energy markets. If market prices for energy were higher than the rates to be paid by Duquesne Light under the full-requirements contract, Duquesne Power could potentially be acquiring the energy at a loss. However, there are certain safeguards in the contracts designed to mitigate against such losses. The contracts may require collateral to be posted by either party depending on changes in energy prices. As of September 30, 2004, no such collateral has yet been required to be posted by any party.

Duquesne Light had anticipated that the Sunbury plant would generate between 30% and 35% of the energy requirements to meet the residential and small commercial customer POLR load (based on an anticipated POLR customer retention rate of approximately 71%). Duquesne Power is currently exploring alternatives for acquiring the necessary generation supply to replace the anticipated Sunbury output, including additional power purchase contracts and spot market purchases as needed.

Duquesne Light is committed to ensuring a reliable supply of electricity for all of its customers. Toward that end, Duquesne Light will be joining the PJM regional transmission organization effective January 1, 2005. Duquesne Light expects to recover its incremental expenses incurred due to joining PJM through its rates.

PJM members are required to obtain “unforced capacity credits” to ensure that the peak demand for electricity by each member’s customers is backed up by a generation source within PJM. Duquesne Power has contracted for capacity credits with a notional amount of approximately $30 million to meet a significant portion of the projected megawatt capacity obligation for the residential and small commercial POLR III customers in the period 2005 through 2007. Duquesne Power will be contracting for additional credits to replace the capacity value of the Sunbury station for 2006 through 2007.

Section 29 Tax Credits

Section 29 of the Internal Revenue Code provides tax credits through 2007 for the production and sale of non-conventional fuels, including solid synthetic fuels and landfill gas. Holdings recognizes Section 29 tax credits from DQE Financial’s landfill gas operations and investment in a synthetic fuel facility. In addition, Duquesne Energy Solutions operates synthetic fuel facilities for a single customer, earning fees based on production. If Section 29 tax credits were no longer available to the customer, production could be halted.

Section 29 tax credits are subject to a phase-out provision that could reduce tax credits as the annual average wellhead price per barrel of domestic crude oil increases into an inflation-adjusted phase-out range. For 2003, the tax credit would have begun to phase-out when the annual average wellhead price per barrel of domestic crude oil exceeded $50.14 per barrel and would have been completely phased out when the annual average wellhead price per barrel of domestic crude oil reached $62.94 per barrel. The 2004 and 2005 phase-out range will be calculated using inflation rates published in 2005 and 2006, respectively, by the IRS.

Due to the low price of domestic crude oil during the first part of 2004, the potential phase-out is not expected to affect our tax credits or net income for 2004. We cannot predict the level of domestic crude oil prices for 2005, nor whether a phase-out is likely to occur with respect to that year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of financial loss that may impact our consolidated financial position, results of operations or cash flows due to adverse changes in market prices and rates.

We manage our interest rate risk by balancing our exposure between fixed and variable rates, while attempting to minimize our interest costs. Currently, the variable interest rate debt for Holdings and for Duquesne Light is approximately $320.1 million. This is 33.4% of Holdings’ long-term debt, and 33.5% of Duquesne Light’s long-term debt. This variable rate debt is low-cost, tax-exempt debt with an average variable interest rate of 1.15% for the nine months ended September 30, 2004. We also manage our interest rate risk by retiring and issuing debt from time to time and by maintaining a balance of short-term and long-term debt. A 10% increase in interest rates would have affected both Holdings’ and Duquesne Light’s variable rate debt obligations by increasing interest expense by approximately $0.4 million for the nine months ended September 30, 2004 and 2003. A 10% reduction in interest rates would have increased the market value of fixed-rate debt by approximately $30.2 million for Holdings and $30.1 million for Duquesne Light as of September 30, 2004. Such changes would not have had a significant near-term effect on our future earnings or cash flows.

Each of Holdings and Duquesne Light is exposed to commodity price risk arising from market price fluctuations in conjunction with the anticipated purchase of electricity to meet the POLR supply needs of residential and small commercial customers. To limit exposure to commodity price fluctuations, Duquesne Power entered into the wholesale power purchase contracts (discussed above in “Management’s Discussion and Analysis of Results of Operations and Financial Condition”), which cover approximately 70% of the anticipated supply needs for 2005 through 2007. If Duquesne Power does not enter into contracts for the remaining 30%, it will acquire the necessary supply through spot market purchases.

Assuming Duquesne Power were to make such spot market purchases, we performed a sensitivity analysis using a hypothetical 10-percent movement in the projected 2005 spot market price of electricity supply. We derived this projected price by adjusting 2003 historical prices, using such factors as weather and changes in coal and gas prices. The analysis indicated that such market movements would increase the 2005 projected annual cost of acquiring electricity supply by approximately $9 million. Actual costs in the future may differ significantly from our analysis, however, based on changes in the timing and amount of commodity price fluctuations and our actual exposures.

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

There has been no change in Holdings’ or Duquesne Light’s internal control over financial reporting that occurred during the first nine months of 2004 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

On May 20, 2003, the court certified a class to include purchasers of our common stock during the period from December 6, 2000 through April 30, 2001, and a sub-class to include purchasers of our common stock through our dividend reinvestment and stock purchase plan during the same period. Since December 2002, we have been engaged in pre-trial discovery. Fact discovery concluded at the end of April 2004. Expert witness discovery has since begun, and is expected to continue until December 2004.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

We have no program regarding the repurchase of Holdings common stock. However, we repurchase shares in connection with so-called “stock swap exercises” of employee stock options in which shares are surrendered or deemed surrendered to Holdings to pay the exercise price and/or to satisfy tax withholding obligations. The following table presents information with respect to such repurchases that occurred during the quarter ended September 30, 2004.

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
Period
July 1-31	—	$—	—	—
Aug. 1 - 31	—	$—	—	—
Sept. 1 - 30	17,864	$18.67	—	—

Total	17,864	$18.67	—	—

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

Duquesne Light Holdings, Inc.
(Registrant)

Date: November 9, 2004	/s/ Stevan R. Schott
(Signature)
Stevan R. Schott
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer)

Date: November 9, 2004	/s/ Susan S. Mullins
(Signature)
Susan S. Mullins
Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant identified below has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Duquesne Light Company
(Registrant)

Date: November 9, 2004	/s/ Stevan R. Schott
(Signature)
Stevan R. Schott
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer)

Date: November 9, 2004	/s/ Susan S. Mullins
(Signature)
Susan S. Mullins
Controller
(Principal Accounting Officer)