Form 10-K/A
period 2003-12-31
DUQUESNE LIGHT CO; DUQUESNE LIGHT HOLDINGS INC
filed 2005-03-25
CIK 30573, 846930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

Duquesne Light Holdings, Inc. (Holdings) and Duquesne Light Company (Duquesne Light) are filing this Form 10-K/A to (i) reflect the restatement of prior period financial statements as contained in the Annual Reports on Form 10-K for the year ended December 31, 2003 for both Holdings and Duquesne Light (the 2003 10-K), and (ii) to amend the Certifications of Principal Executive Officer and Principal Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 included as Exhibits 31.1, 31.2, 31.3 and 31.4 to the above-described annual reports.

The restatement corrects certain misclassifications with respect to both the consolidated balance sheets and consolidated statements of cash flows in each of the above-described annual reports. None of the misclassifications have any impact on the historical earnings of either Holdings or Duquesne Light. See Note 21 to the consolidated financial statements for specific information related to the restatement.

The Certifications of Principal Executive Officer and Principal Financial Officer are being amended to address comments from the staff of the Securities and Exchange Commission’s Office of the Chief Accountant, requiring the removal of each certifying individual’s title from the first line of each certification.

Except as discussed in this Explanatory Note or in Note 21 to the consolidated financial statements, neither Holdings nor Duquesne Light has modified or updated disclosures presented in the 2003 10-K in this Form 10-K/A, except as required to reflect the effects of the items discussed above, and to make certain typographical corrections. For the convenience of the reader, this Form 10-K/A sets forth the complete text of the originally filed 2003 10-K rather than just the amended portions thereof. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the 2003 10-K or modify or update those disclosures affected by subsequent events or discoveries. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the 2003 10-K on March 15, 2004. Events occurring after the filing of the 2003 10-K or other disclosures necessary to reflect subsequent events have been or will be addressed in Holdings’ and Duquesne Light’s original Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2004, June 30, 2004 and September 30, 2004 or amended Quarterly Reports on Form 10-Q/A for such quarterly periods, which are being filed concurrently with the filing of this Form 10-K/A, and any reports filed with the SEC subsequent to the date of this filing.

Other than the exhibits listed below, none of the exhibits previously filed with the original 2003 10-K have been re-filed with this Form 10-K/A.

This Form 10-K/A should be read in conjunction with Holdings’ and Duquesne Light’s filings made with the SEC subsequent to the filing of the 2003 10-K, including any amendments to those filings. The following items have been amended as a result of the restatement described above:

Part II, Item 8	Reports of Independent Registered Public Accounting Firm
Holdings Consolidated Balance Sheets
Holdings Consolidated Statements of Cash Flows
Duquesne Light Consolidated Balance Sheets
Duquesne Light Consolidated Statements of Cash Flows

Part IV, Item 15	Schedule II (Valuation and Qualifying Accounts for Holdings and Duquesne Light)
Exhibit 12.2 (Duquesne Light Ratio of Earnings)
Exhibit 23.1 (Consent of Independent Registered Public Accounting Firm regarding Holdings)
Exhibit 23.2 (Consent of Independent Registered Public Accounting Firm regarding Duquesne Light)
Exhibit 31.1 (Section 302 Certification of Holdings’ CEO)
Exhibit 31.2 (Section 302 Certification of Holdings’ CFO)

Exhibit 31.3 (Section 302 Certification of Duquesne Light’s CEO)
Exhibit 31.4 (Section 302 Certification of Duquesne Light’s CFO)
Exhibit 32.1 (Section 906 Certification of Holdings’ CEO)
Exhibit 32.2 (Section 906 Certification of Holdings’ CFO)
Exhibit 32.3 (Section 906 Certification of Duquesne Light’s CEO)
Exhibit 32.4 (Section 906 Certification of Duquesne Light’s CFO)

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

PART I

Item 1. Business.

CORPORATE STRUCTURE

Part I of this amended Annual Report on Form 10-K/A should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, and with the audited consolidated financial statements, set forth in Part II, Item 8.

This combined amended Annual Report on Form 10-K/A presents information on both Duquesne Light Holdings, Inc. (Holdings) and Duquesne Light Company (Duquesne Light). Information on Holdings and its subsidiaries (not including Duquesne Light and its subsidiaries) shall not be deemed to be included as part of Duquesne Light’s amended Annual Report on Form 10-K/A. Specifically, information on the Energy Services and Financial business segments, and the all other category, is not so included.

The consolidated balance sheets for both Holdings and Duquesne Light as of December 31, 2003 and 2002 and the consolidated statements of cash flows for both Holdings and Duquesne Light for the years ended December 31, 2003, 2002 and 2001 have been restated to correct certain misclassifications. None of these misclassifications have any impact on the historical earnings of either Holdings or Duquesne Light. See Note 21 to the consolidated financial statements for further discussion. The accompanying management’s discussion and analysis of financial condition and results of operations gives effect to this restatement.

References in this report to “we,” “us” and “our” are to Holdings and its subsidiaries, collectively. References to “Notes” are to the notes to the consolidated financial statements set forth in Item 8.

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

PART II

Item 5. Market for Registrants’ Common Equity and Related Shareholder Matters.

Information relating to the market price for Holdings common stock is set forth in Note 20 hereto, and incorporated herein by reference.

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

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Shareholders of Duquesne Light Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Duquesne Light Holdings, Inc. (formerly DQE, Inc.) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, retained earnings, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of Duquesne Light Holdings, Inc.’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Duquesne Light Holdings, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, Duquesne Light Holdings, Inc. changed its method of accounting for goodwill and other intangible assets.

As discussed in Note 21, the accompanying consolidated financial statements have been restated.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania

March 5, 2004 (March 24, 2005 as to the effects of the restatement discussed in Note 21)

To the Directors and Shareholder of Duquesne Light Company:

We have audited the accompanying consolidated balance sheets of Duquesne Light Company (a wholly owned subsidiary of Duquesne Light Holdings, Inc.) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, retained earnings, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of Duquesne Light Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Duquesne Light Company and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 21, the accompanying consolidated financial statements have been restated.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania

March 5, 2004 (March 24, 2005 as to the effects of the restatement discussed in Note 21)

Duquesne Light Holdings, Inc.

Consolidated Statements of Income

	(All Amounts in Millions, Except Per Share Amounts)
	Year Ended December 31,
	2003	2002	2001
Operating Revenues:
Retail sales of electricity	$780.8	$921.5	$1,025.5
Other	122.0	104.5	116.9

Total Operating Revenues	902.8	1,026.0	1,142.4

Operating Expenses:
Purchased power	393.7	428.1	414.3
Other operating and maintenance	221.8	217.4	224.9
Impairment of long-lived assets (Note 3)	—	30.2	67.3
Restructuring (Note 4)	—	5.2	27.9
Depreciation and amortization	87.3	185.6	348.6
Taxes other than income taxes	49.1	63.8	55.6

Total Operating Expenses	751.9	930.3	1,138.6

Operating Income	150.9	95.7	3.8

Investment income	35.4	36.6	39.4
Investment impairment (Note 3)	(1.0)	(33.7)	(61.7)

Total Other Income (Loss)	34.4	2.9	(22.3)
Interest and Other Charges	74.4	83.5	103.4

Income (Loss) from Continuing Operations Before Income Taxes	110.9	15.1	(121.9)
Income Tax Expense (Benefit)	17.7	(11.6)	(77.4)

Income (Loss) from Continuing Operations	93.2	26.7	(44.5)
Income (Loss) from Discontinued Operations – Net (Note 13)	82.7	(127.6)	(108.9)

Income (Loss) before Cumulative Effect of Change in Accounting Principle	175.9	(100.9)	(153.4)
Cumulative Effect of Change in Accounting Principle – Net	—	(113.7)	—

Net Income (Loss)	175.9	(214.6)	(153.4)
Dividends on Preferred Stock (Note 1)	0.4	0.6	0.5

Earnings (Loss) Available for Common Stock	$175.5	$(215.2)	$(153.9)

Average Number of Common Shares Outstanding	75.0	65.6	55.9

Basic Earnings (Loss) Per Share of Common Stock:
Earnings (Loss) from Continuing Operations	$1.24	$0.40	$(0.80)
Earnings (Loss) from Discontinued Operations	1.10	(1.95)	(1.95)
Cumulative Effect of Change in Accounting Principle	—	(1.73)	—

Basic Earnings (Loss) Per Share of Common Stock	$2.34	$(3.28)	$(2.75)

Diluted Earnings (Loss) Per Share of Common Stock:
Earnings (Loss) from Continuing Operations	$1.22	$0.40	$(0.80)
Earnings (Loss) from Discontinued Operations	1.07	(1.95)	(1.95)
Cumulative Effect of Change in Accounting Principle	—	(1.73)	—

Diluted Earnings (Loss) Per Share of Common Stock	$2.29	$(3.28)	$(2.75)

Dividends Declared Per Share of Common Stock	$1.00	$1.34	$1.68

See notes to consolidated financial statements.

Duquesne Light Holdings, Inc.

Consolidated Balance Sheets

	(Millions of Dollars)
	As of December 31,
	2003	2002
Assets	(as restated, see Note 21)
Current Assets:
Cash and temporary cash investments	$33.8	$93.9

Receivables:
Electric customers	80.6	94.4
Unbilled electric customers	29.7	31.9
Other	24.6	29.3
Less: Allowance for uncollectible accounts	(19.9)	(21.7)

Total Receivables – Net	115.0	133.9

Materials and supplies (at average cost)	17.1	19.0
Prepaid expenses	6.6	13.8
Other	6.6	8.0
Discontinued operations	—	180.2

Total Current Assets	179.1	448.8

Long-Term Investments:
Leases	515.1	495.1
Gas rights and related investments	40.9	55.0
Affordable housing	2.5	3.2
Other	9.4	12.6

Total Long-Term Investments	567.9	565.9

Property, Plant and Equipment:
Electric plant in service	1,999.5	1,957.3
Construction work in progress – electric	64.2	61.6
Other energy facilities	28.2	27.8
Fiber optic network	28.2	27.6
Landfill gas equipment	14.1	15.4
Other	9.7	10.4

Gross property plant and equipment	2,143.9	2,100.1
Less: Accumulated depreciation and amortization	(706.6)	(674.6)

Property, Plant and Equipment – Net	1,437.3	1,425.5

Other Non-Current Assets:
Regulatory assets	281.6	280.3
Transition costs	8.4	24.1
Prepaid pension cost	21.6	16.9
Other	44.9	39.3

Total Other Non-Current Assets	356.5	360.6

Total Assets	$2,540.8	$2,800.8

See notes to consolidated financial statements.

Duquesne Light Holdings, Inc.

Consolidated Balance Sheets

	(Millions of Dollars)
	As of December 31,
	2003	2002
Liabilities and Capitalization	(as restated, see Note 21)
Current Liabilities:
Current debt maturities	$51.5	$1.0
Accounts payable	112.0	113.2
Accrued liabilities	51.8	48.1
Dividends declared	21.4	21.1
Other	13.7	13.2
Discontinued operations	29.9	40.0

Total Current Liabilities	280.3	236.6

Non-Current Liabilities:
Deferred income taxes – net	398.2	530.7
Deferred income	12.2	12.8
Pension liability	50.0	47.4
Other post-retirement benefits	35.8	34.8
Warwick Mine liability	27.0	30.0
Other	113.7	130.7

Total Non-Current Liabilities	636.9	786.4

Commitments and contingencies (Note 12)

Capitalization:
Long-Term Debt	977.5	1,082.0

Duquesne Light Obligated Mandatorily Redeemable Preferred Securities (Note 1)	—	150.0

Preferred and Preference Stock (aggregate involuntary liquidation value of $77.0 and $102.3):
Holdings preferred stock (Note 1)	—	22.4
Preferred stock of subsidiaries	61.6	61.6
Preference stock of subsidiaries	15.5	18.4

Total preferred and preference stock before deferred employee stock ownership plan (ESOP) benefit	77.1	102.4

Deferred ESOP benefit	(6.4)	(9.2)

Total Preferred and Preference Stock	70.7	93.2

Common Shareholders’ Equity:
Common stock – no par value (authorized – 187,500,000 shares; issued – 126,929,154 shares)	1,215.4	1,219.1
Retained earnings	553.1	452.9
Treasury stock (at cost) (51,505,469 and 52,584,174 shares)	(1,189.7)	(1,219.1)
Unearned compensation (Note 14)	(3.4)	—
Accumulated other comprehensive income	—	(0.3)

Total Common Shareholders’ Equity	575.4	452.6

Total Capitalization	1,623.6	1,777.8

Total Liabilities and Capitalization	$2,540.8	$2,800.8

See notes to consolidated financial statements.

Duquesne Light Holdings, Inc.

Consolidated Statements of Cash Flows

	(Millions of Dollars)
	Year Ended December 31,
	2003	2002	2001
	(as restated, see Note 21)
Cash Flows From Operating Activities:
Net income (loss)	$175.9	$(214.6)	$(153.4)
Principal non-cash charges (credits) to net income:
Depreciation and amortization	87.3	185.6	348.6
Bad debt expense	10.8	21.3	7.9
Revised facility utilization charge	4.9	—	—
Asset and investment impairments	1.0	63.9	129.0
Capital lease and investment amortization	13.0	5.9	45.9
Restructuring	—	5.2	27.9
Cumulative effect of a change in accounting principle – net	—	113.7	—
Investment income	(20.8)	(24.9)	(28.3)
Gain on disposition of investments	(12.1)	(0.8)	(11.0)
Deferred taxes	(134.0)	(73.7)	(85.6)
Changes in working capital other than cash (Note 18)	(11.9)	59.5	(79.8)
Other	(14.6)	(24.1)	(59.7)
Discontinued operations	(24.6)	147.2	121.6

Net Cash Provided from Operating Activities	74.9	264.2	263.1

Cash Flows From Investing Activities:
Proceeds from sale of investments	21.4	22.2	99.6
Long-term investments	(3.7)	(5.4)	(6.8)
Capital expenditures	(78.0)	(83.8)	(120.4)
Other	6.4	5.2	(5.5)
Discontinued operations	194.9	6.2	(42.6)

Net Cash Provided from (Used in) Investing Activities	141.0	(55.6)	(75.7)

Cash Flows From Financing Activities:
Issuance of debt	—	300.0	—
Reductions of long-term debt	(204.8)	(553.0)	(87.9)
Issuance of common stock	—	223.4	—
Dividends on common and preferred stock	(64.4)	(74.1)	(94.6)
Repurchase of common and preferred stock	(6.0)	—	(0.3)
Other	(0.6)	(6.9)	(4.7)
Discontinued operations	(0.2)	(11.3)	(1.1)

Net Cash Used in Financing Activities	(276.0)	(121.9)	(188.6)

Net increase (decrease) in cash and temporary cash investments	(60.1)	86.7	(1.2)
Cash and temporary cash investments at beginning of year	93.9	7.2	8.4

Cash and temporary cash investments at end of year	$33.8	$93.9	$7.2

Supplemental Cash Flow Information
Cash paid during the year:
Interest (net of amount capitalized)	$67.7	$67.0	$109.8
Income taxes paid (refunded)	$86.1	$(45.4)	$27.6

See notes to consolidated financial statements.

Duquesne Light Holdings, Inc.

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

Duquesne Light Holdings, Inc.

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

Duquesne Light Company

Consolidated Balance Sheets

	(Millions of Dollars)
	As of December 31,
	2003	2002
Assets	(as restated, see Note 21)
Current Assets:
Investment in DQE Capital cash pool	$69.1	$345.9
Customer Receivables:
Electric customers	80.6	94.4
Unbilled electric customers	29.7	31.9
Other	10.7	10.0
Less: Allowance for uncollectible accounts	(19.9)	(21.7)

Total Customer Receivables - Net	101.1	114.6

Affiliate Receivables:
Loan receivable from parent	250.0	250.0
Other	6.0	13.1

Total Affiliate Receivables	256.0	263.1

Materials and supplies (at average cost)	17.1	19.0
Other	9.8	6.5

Total Current Assets	453.1	749.1

Long-Term Investments:
Investment in parent’s common stock	22.3	18.9
Other investments	4.8	4.8

Total Long-Term Investments	27.1	23.7

Property, Plant and Equipment:
Electric plant in service	1,999.5	1,957.3
Construction work in progress	64.2	61.6

Gross property, plant and equipment	2,063.7	2,018.9
Less: Accumulated depreciation and amortization	(681.0)	(654.0)

Property, Plant and Equipment – Net	1,382.7	1,364.9

Other Non-Current Assets:
Regulatory assets	281.6	280.3
Transition costs	8.4	24.1
Prepaid pension cost	21.6	16.9
Other	34.7	29.2

Total Other Non-Current Assets	346.3	350.5

Total Assets	$2,209.2	$2,488.2

See notes to consolidated financial statements.

Duquesne Light Company

Consolidated Balance Sheets

	(Millions of Dollars)
	As of December 31,
	2003	2002
Liabilities and Capitalization	(as restated, see Note 21)
Current Liabilities:
Current debt maturities	$50.5	$—
Accounts payable	98.9	88.6
Payable to affiliates	62.0	107.4
Accrued liabilities	26.5	42.5
Preferred dividends	2.2	2.2
Other	3.5	8.3

Total Current Liabilities	243.6	249.0

Non-Current Liabilities:
Deferred income taxes – net	318.7	345.0
Warwick Mine liability	27.0	30.0
Pension liability	50.0	47.4
Other postretirement benefits	35.8	34.8
Other	76.6	81.7

Total Non-Current Liabilities	508.1	538.9

Commitments and Contingencies (Note 12)
Capitalization:
Long-term debt	857.7	959.5

Company Obligated Mandatorily Redeemable Preferred Securities (Note 1)	—	150.0

Preferred and Preference Stock (aggregate involuntary liquidation value of $76.0 and $78.9):
Non-redeemable preferred stock	60.6	60.6
Non-redeemable preference stock	15.5	18.4

Total preferred and preference stock before deferred ESOP benefit	76.1	79.0
Deferred employee stock ownership plan (ESOP) benefit	(6.4)	(9.2)

Total Preferred and Preference Stock	69.7	69.8

Common Shareholder’s Equity:
Common stock (authorized – 90,000,000 shares; issued and outstanding – 10 shares)	—	—
Capital surplus	488.6	483.3
Retained earnings	42.9	41.4
Accumulated other comprehensive loss	(1.4)	(3.7)

Total Common Stockholder’s Equity	530.1	521.0

Total Capitalization	1,457.5	1,700.3

Total Liabilities and Capitalization	$2,209.2	$2,488.2

See notes to consolidated financial statements.

Duquesne Light Company

Consolidated Statements of Cash Flows

	(Millions of Dollars)
	Year Ended December 31,
	2003	2002	2001
	(as restated, See Note 21)
Cash Flows From Operating Activities:
Net income	$69.6	$75.4	$53.4
Principal non-cash charges (credits) to net income:
Depreciation and amortization	76.4	169.1	331.0
Bad debt expense	10.2	21.3	7.9
Revised facility utilization charge	4.9	—	—
Restructuring	—	3.9	10.8
Deferred taxes	(27.0)	(22.7)	(82.7)
Changes in working capital other than cash (Note 18)	(52.1)	104.6	(36.9)
Other	(4.2)	(58.7)	(23.1)

Net Cash Provided from Operating Activities	77.8	292.9	260.4

Cash Flows From Investing Activities:
Proceeds from disposition of investments	0.4	2.6	5.0
Construction expenditures	(76.1)	(72.5)	(59.1)
Investment in DQE Capital cash pool	276.8	(31.1)	(141.3)
Other	—	(4.7)	(3.8)

Net Cash Provided from (Used in) Investing Activities	201.1	(105.7)	(199.2)

Cash Flows From Financing Activities:
Issuance of debt	—	300.0	—
Reductions of long-term debt	(202.8)	(403.0)	—
Dividends on common and preferred stock	(72.8)	(67.7)	(56.2)
Other	(3.3)	(16.5)	(5.0)

Net Cash Used in Financing Activities	(278.9)	(187.2)	(61.2)

Net increase (decrease) in cash and temporary cash investments	—	—	—
Cash and temporary cash investments at beginning of year	—	—	—

Cash and temporary cash investments at end of year	$—	$—	$—

Supplemental Cash Flow Information
Cash paid during the year:
Interest (net of amount capitalized)	$45.6	$53.2	$61.2
Income taxes	$94.5	$1.8	$83.0

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

During 2003, 2002 and 2001, Duquesne Light paid dividends on common stock to Holdings of $69.0 million, $63.7 million and $56.0 million.

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

As a result of the settlement agreement reached with the Internal Revenue Service (IRS) in 2003, a significant amount of previously deferred taxes related to these lease investments became currently payable. (See Note 10.)

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

In connection with the above examinations, both Holdings and Duquesne Light have established tax reserves, which are included primarily in other non-current liabilities on the consolidated balance sheets. We believe these reserves are adequate in relation to the above matters. We regularly assess the likelihood of additional assessments resulting from these and subsequent years’ examinations. Once established, reserves are adjusted only when there is more information available or when an event occurs that necessitates a change to the reserves.

Duquesne Light Holdings

Deferred Tax Assets (Liabilities) as of December 31,

	(Millions of Dollars)
	2003	2002
	(as restated, See Note 21)

Restructuring charges and impairments	$4.9	$48.2
Tax credit carryforward	92.4	89.8
Capital loss carryforward	35.8	32.8
Warwick Mine closing costs	11.2	12.5
Pension and benefit costs	49.3	33.2
Other	36.9	44.7

Deferred tax assets	230.5	261.2

Transition costs	(2.9)	(8.4)
Property depreciation	(274.1)	(288.9)
Leveraged leases	(240.6)	(385.0)
Loss on reacquired debt unamortized	(17.6)	(17.1)
Regulatory assets	(92.1)	(92.5)
Other	(1.4)	—

Deferred tax liabilities	(628.7)	(791.9)

Net	$(398.2)	$(530.7)

Income Tax Expense (Benefit)

	(Millions of Dollars)
	Year Ended December 31,
	2003	2002	2001
	(as restated, See Note 21)
Current:
Federal	$142.8	$55.7	$5.7
State	8.9	6.4	2.5
Deferred:
Federal	(132.9)	(75.0)	(82.9)
State	(1.1)	1.3	(2.7)

Income Taxes	$17.7	$(11.6)	$(77.4)

Total income taxes differ from the amount computed by applying the statutory federal income tax rate to income before income taxes, as set forth in the following table.

Income Tax Expense Reconciliation

	(Millions of Dollars)
	Year Ended December 31,
	2003	2002	2001
Computed federal income tax statutory rate (35%)	$38.8	$5.3	$(42.7)
Increase (decrease) in taxes resulting from:
State income taxes, net of federal income tax benefits	5.2	5.0	(0.1)
Tax credits	(31.3)	(31.5)	(41.8)
Non-deductible expenses	2.5	6.3	10.0
Other	2.5	3.3	(2.8)

Total Income Tax Expense (Benefit)	$17.7	$(11.6)	$(77.4)

Duquesne Light Company

Deferred Tax Assets (Liabilities) as of December 31,

	(Millions of Dollars)
	2003	2002
	(as restated, See Note 21)
Pension and benefit costs	$47.7	$33.2
Warwick Mine closing costs	11.2	12.5
Other	20.4	18.3

Deferred tax assets	79.3	64.0

Transition costs	(2.9)	(8.4)
Property depreciation	(280.4)	(288.9)
Loss on reacquired debt unamortized	(17.6)	(17.1)
Regulatory assets	(92.1)	(92.5)
Other	(5.0)	(2.1)

Deferred tax liabilities	(398.0)	(409.0)

Net	$(318.7)	$(345.0)

Income Tax Expense

	(Millions of Dollars)
	Year Ended December 31,
	2003	2002	2001
Current:
Federal	$63.3	$66.5	$111.7
State	9.1	5.1	1.8
Deferred:
Federal	(26.4)	(26.4)	(84.6)
State	(0.6)	3.7	1.9

Income Taxes	$45.4	$48.9	$30.8

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

Duquesne Light Holdings

Capital Leases as of December 31,

	(Millions of Dollars)
	2003	2002
Electric plant	$10.1	$10.2
Less: Accumulated amortization	(7.8)	(7.4)

Capital Leases – Net	$2.3	$2.8

Summary of Rental Expense

	(Millions of Dollars)
	Year Ended December 31,
	2003	2002	2001
Operating leases	$14.5	$9.2	$8.6
Amortization of capital leases	0.4	0.4	0.3
Interest on capital leases	1.1	1.1	1.2

Total Rental Expense	$16.0	$10.7	$10.1

Future Minimum Lease Payments

	(Millions of Dollars)
Year Ended December 31,	Operating Leases	Capital Leases
2004	$9.2	$0.7
2005	8.3	0.7
2006	8.4	0.7
2007	8.4	0.9
2008	8.8	—
2009 and thereafter	48.5	—

Total	$91.6	$3.0

Less: Amount representing interest		0.7

Present value		$2.3

Duquesne Light Company

Capital Leases at December 31,

	(Millions of Dollars)
	2003	2002
Electric plant	$10.1	$10.2
Less: Accumulated amortization	(7.8)	(7.4)

Capital Leases – Net	$2.3	$2.8

Summary of Rental Expense

	(Millions of Dollars)
	Year Ended December 31,
	2003	2002	2001
Operating leases	$11.4	$5.2	$8.6
Amortization of capital leases	0.4	0.4	0.3
Interest on capital leases	1.1	1.1	1.2

Total Rental Expense	$12.9	$6.7	$10.1

Future Minimum Lease Payments

	(Millions of Dollars)
Year Ended December 31,	Operating Leases	Capital Leases
2004	$3.8	$0.7
2005	4.1	0.7
2006	4.2	0.7
2007	4.2	0.9
2008	3.9	—
2009 and thereafter	12.5	—

Total	$32.7	$3.0

Less: Amount representing interest		0.7

Present value		$2.3

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

On March 31, 2003, AquaSource sold its water and wastewater utility construction business to former members of management for approximately $8 million. Of the total purchase price, $3.3 million is in the form of a personally guaranteed promissory note that bears interest at 3.5% per annum and is payable in full, including accrued but unpaid interest, on the second anniversary of the closing date. Also in the first quarter of 2003, AquaSource sold its New England contract operations for approximately $1.3 million.

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

We estimated the proceeds to be received from a sale and compared them to the carrying amount of the long-lived assets that remained after the goodwill impairment. This comparison indicated that the carrying amount of the investor-owned water and wastewater utilities to be sold significantly exceeded the expected proceeds to be received. As a result, we recorded an impairment charge of $100.9 million in the second quarter of 2002, which reduced the amount of property, plant and equipment and other long-lived assets. No tax benefit was recognized in connection with this impairment charge.

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

Funded Status of the Pension and Postretirement Benefit Plans as of December 31,

	(Millions of Dollars)
	Pension		Postretirement
	2003	2002	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$624.9	$581.9	$48.3	$46.1
Service cost	6.8	5.9	1.5	1.7
Interest cost	41.6	40.7	2.9	3.2
Plan participants’ contribution	—	—	0.3	0.3
Actuarial loss (gain)	48.5	33.5	(3.2)	1.6
Benefits paid	(37.6)	(37.1)	(4.3)	(4.6)
Plan amendments	9.8	—	7.1	—

Benefit obligation at end of year	$694.0	$624.9	$52.6	$48.3

Change in plan assets:
Fair value of plan assets at beginning of year	596.4	676.8	—	—
Actual return (loss) on plan assets	120.2	(43.8)	—	—
Plan participant’s contribution	—	—	0.3	0.3
Employer contributions	—	—	4.0	4.3
Benefits paid	(37.6)	(36.6)	(4.3)	(4.6)

Fair value of plan assets at end of year	679.0	596.4	—	—

Funded status	(15.0)	(28.5)	(52.6)	(48.3)
Unrecognized net actuarial (gain) loss	(43.1)	(25.6)	3.4	6.6
Unrecognized prior service cost	28.9	21.7	7.2	—
Unrecognized net transition obligation	0.8	1.9	6.2	6.9

Accrued benefit cost (a)	$(28.4)	$(30.5)	$(35.8)	$(34.8)

(a)	The accrued benefit costs relating to the pension plans include prepaid pension costs of $21.6 million and $16.9 million as of December 31, 2003 and 2002, as reflected on the consolidated balance sheets. These prepaid pension costs relate to one of our pension plans for which the fair market value of the plan’s assets exceeded the projected benefit obligations as of those dates.

The accumulated benefit obligation for all defined benefit pension plans was $664.5 million and $597.8 million as of December 31, 2003, and 2002, respectively.

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets as of December 31,

	(Millions of Dollars)
	2003	2002
Projected benefit obligation	$633.7	$567.7
Accumulated benefit obligation	613.9	550.5
Fair value of plan assets	570.6	503.5

Weighted-Average Assumptions Used to Determine Projected Benefits Obligation as of December 31,

	Pension		Postretirement
	2003	2002	2003	2002
Discount rate	6.25%	6.75%	6.25%	6.75%
Assumed change in compensation levels	4.00%	4.00%	—	—
Ultimate health care cost trend rate	—	—	5.00%	5.25%

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for the Years Ended December 31,

	Pension Benefits		Postretirement
	2003	2002	2003	2002
Discount rate	6.75%	7.25%	6.75%	7.25%
Expected long-term return on plan assets	7.50%	7.50%	—	—
Rate of compensation increase	4.00%	4.00%	—	—
Ultimate health care costs trend rate	—	—	5.25%	5.75%

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

STOCK OPTIONS

Our shareholders approved our 2002 Long-Term Incentive Plan (the 2002 Plan), under which management may grant stock option awards, alternative stock appreciation rights and dividend equivalent accounts; restricted share awards; and performance awards. Stock options awarded to eligible employees will be granted at an option price not less than 100% of the fair market value of our common stock on the date of grant. All stock options to directors are granted at an option price equal to 100% of the fair market value of our common stock on the date of grant.

The 2002 Plan became effective as of January 1, 2002, and replaced the prior Long-Term Incentive Plan (the Prior Plan). Any stock options granted prior to January 1, 2002, are not affected by the adoption of the 2002 Plan, and are administered according to the Prior Plan. No new options may be granted under the Prior Plan.

As of December 31, 2003, the aggregate remaining number of shares of common stock authorized for issuance under the 2002 Plan is 2,690,468 shares, and of this total, no more than 500,000 shares may be issued as restricted shares. The 2002 Plan will terminate on December 31, 2011.

During December 2002, 774,500 stock options were granted to employees under the 2002 Plan with an exercise price of $15.015 per share. Due to cancellations and forfeitures in 2003, only 619,800 of these options remain outstanding as of December 31, 2003, one-half of which will be exercisable and fully vested in June 2004. They will expire on December 15, 2012. In 2003, compensation expense related to the December 2002 grant of $0.6 million was recognized, of which $0.3 million was recorded at Duquesne Light. The remaining compensation expense to be recognized in 2004 for these options is reflected on the December 31, 2003 consolidated balance sheet of Holdings as unearned compensation. The remainder of the options become exercisable subject to the 18-month vesting period from the date of grant, when the closing price on the New York Stock Exchange of Holdings’ common stock averages $19.98 for 30 consecutive trading days. If Holdings’ common stock price does not achieve the target price by December 15, 2005, the remaining options are forfeited. If vested, these options will also expire on December 15, 2012.

During December 2001, 787,300 stock options were granted to employees under the Prior Plan with an exercise price of $16.90 per share. Due to cancellations and forfeitures in 2002 and 2003, only 584,050 of these options remain as of December 31, 2003, one-half of which are exercisable, fully vested and expire on December 11, 2011. In 2003, compensation expense related to the December 2001 grant of $0.2 million was recognized. The remainder becomes exercisable when the closing price on the New York Stock Exchange of Holdings’ common stock averages $22.49 for 30 consecutive trading days. If Holdings’ common stock price does not achieve the target price by December 10, 2004, the remaining options are forfeited. If vested, these options will also expire on December 11, 2011.

During 2003 and 2002, 34,232 and 37,146 Holdings stock options were issued to non-employee directors. These options vest over a six-month period, and as of December 31, 2003, were fully vested.

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

OTHER STOCK-BASED COMPENSATION

On January 1, 2002, 110,000 shares of Holdings common stock were issued to officers of Holdings as part of a performance award. One-half, or 55,000 shares, were subject to a two-year performance period that ended on December 31, 2003, with no shares earned. The remaining shares, of which 46,500 remain outstanding as of December 31, 2003 due to forfeitures, are earned based upon Holdings’ total shareholder return (TSR) rank against the TSR of its peer group, as defined, over a three-year performance period ending on December 31, 2004. On January 1, 2003, 58,500 shares were issued to the officers of Holdings as part of a performance award. These shares are earned in the same manner as those granted in 2002, however the three-year performance period for these shares ends on December 31, 2005. For both awards, up to 200% of the total shares awarded may be earned, conditioned upon Holdings’ performance. As of December 31, 2003, Holdings had not recognized compensation expense for either of these performance awards.

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

On January 1, 2004, 56,427 shares of Holdings common stock were granted to non-officers of Holdings under a performance-based restricted stock unit award. The right to shares is subject to the same TSR performance target as the deferred-stock units described previously. However, for the grant to non-officers, the TSR performance period began on January 1, 2004 and ends on December 31, 2006.

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

Certain of Duquesne Light’s revenues and expenses relate to transactions with Holdings and its affiliates, including the following:

	(Millions of Dollars)
	Year Ended December 31,
	2003	2002	2001
Revenues and Other Income:
Interest income	$15.6	$21.4	$29.2
Affiliate electric energy sales	—	—	3.3
Dividend income from Holdings common stock	1.2	1.7	2.1
Pole rental revenue	1.1	1.1	0.9

Expenses:
Administrative cost allocations (a)	$(6.9)	$(3.7)	$8.0
Rental of communication fiber	0.2	0.2	0.2
Insurance	—	0.1	—

(a)	Allocated labor charges include the associated fringe benefits, including pension and health care costs.

17. Preferred and Preference Stock

Preferred and Preference Stock as of December 31,

	Call Price Per Share	(Millions of Dollars)
		2003		2002
		Shares	Amount	Shares	Amount
Preferred Stock of Holdings:
Series A Preferred Stock (a)	—	—	$—	223,520	$22.4

Preferred Stock Series of Subsidiaries:
Duquesne Light 3.75% (b)	$51.00	148,000	7.4	148,000	7.4
Duquesne Light 4.00% (b)	51.50	549,709	27.5	549,709	27.5
Duquesne Light 4.10% (b)	51.75	119,860	6.0	119,860	6.0
Duquesne Light 4.15% (b)	51.73	132,450	6.7	132,450	6.7
Duquesne Light 4.20% (b)	51.71	100,000	5.0	100,000	5.0
Duquesne Light $2.10 (b)	51.84	159,400	8.0	159,400	8.0
EnviroGas 6.5% (c)	—	10	1.0	10	1.0

Total Preferred Stock of Subsidiaries			61.6		61.6

Preference Stock Series of Subsidiaries:
Duquesne Light Plan Series A (d)	35.50	438,243	15.5	519,622	18.4

Deferred ESOP benefit			(6.4)		(9.2)

Total Preferred and Preference Stock (e)			$70.7		$93.2

(a)	1,000,000 authorized shares; no par value; convertible; $100 liquidation preference per share; annual dividends range from 2.7% to 4.3%. (See Note 1.)
(b)	4,000,000 authorized shares; $50 par value; cumulative; $50 per share involuntary liquidation value.
(c)	1,500 authorized shares; $100,000 par value; $100,000 involuntary liquidation value; if declared, holders entitled to 6.5% annual dividend each September; $100,000 redemption price per share. EnviroGas is a DQE Financial subsidiary.
(d)	8,000,000 authorized shares; $1 par value; cumulative; $35.50 per share liquidation value; annual dividends of $2.80 per share.
(e)	2002 amount excludes $0.5 million or 10 shares of $50,000 par value AquaSource preferred stock related to discontinued operations; 100 authorized shares; $50,000 per share involuntary liquidation value; holders entitled to a 6.5% annual dividend each September; $50,000 redemption per share. Shares were relinquished upon closing of sale to PSC.

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

Business Segments for the Twelve Months Ended December 31, 2003

	(Millions of Dollars)
	Electricity Delivery	Electricity Supply	CTC	Total Duquesne Light	Energy Services	Financial	All Other	Elimina- tions	Consoli- dated
Operating revenues	$338.4	$450.2	$17.5	$806.1	$63.5	$27.8	$7.0	$(1.6)	$902.8
Operating expenses	157.3	416.5	0.8	574.6	33.1	45.4	12.3	(0.8)	664.6
Depreciation and amortization expense	60.7	—	15.7	76.4	2.1	6.4	2.4	—	87.3

Operating income (loss)	120.4	33.7	1.0	155.1	28.3	(24.0)	(7.7)	(0.8)	150.9
Other income	20.3	—	—	20.3	1.8	29.4	1.7	(17.8)	35.4
Interest and other charges	63.6	—	—	63.6	0.2	1.8	25.5	(16.7)	74.4

Income (loss) before taxes	77.1	33.7	1.0	111.8	29.9	3.6	(31.5)	(1.9)	111.9
Income taxes	31.0	14.0	0.4	45.4	9.6	(29.6)	(7.7)	—	17.7

Income (loss) before net impairment charge	46.1	19.7	0.6	66.4	20.3	33.2	(23.8)	(1.9)	94.2
Impairment, net	—	—	—	—	—	—	(1.0)	—	(1.0)

Income (loss) from continuing operations	46.1	19.7	0.6	66.4	20.3	33.2	(24.8)	(1.9)	93.2
Dividends on preferred stock	—	—	—	—	—	—	0.4	—	0.4

Earnings (loss) from continuing operations available for common stock	$46.1	$19.7	$0.6	$66.4	$20.3	$33.2	$(25.2)	$(1.9)	$92.8

Assets	$2,200.8	$—	$8.4	$2,209.2	$34.2	$614.0	$59.6	$(376.2)	$2,540.8

Capital expenditures	$76.1	$—	$—	$76.1	$0.4	$0.3	$1.2	$—	$78.0

Business Segments for the Twelve Months Ended December 31, 2002

	(Millions of Dollars)
	Electricity Delivery	Electricity Supply	CTC	Total Duquesne Light	Energy Services	Financial	All Other	Elimina- tions	Consoli- dated
Operating revenues	$350.0	$472.2	$122.4	$944.6	$54.7	$22.0	$6.6	$(1.9)	$1,026.0
Operating expenses	156.1	448.6	5.4	610.1	29.3	43.5	26.8	(0.4)	709.3
Depreciation and amortization expense	56.5	—	112.6	169.1	2.1	12.3	2.1	—	185.6

Operating income (loss)	137.4	23.6	4.4	165.4	23.3	(33.8)	(22.3)	(1.5)	131.1
Other income	31.9	—	—	31.9	2.6	22.7	2.3	(22.9)	36.6
Interest and other charges	72.4	—	—	72.4	0.8	1.7	29.8	(21.2)	83.5

Income (loss) before taxes	96.9	23.6	4.4	124.9	25.1	(12.8)	(49.8)	(3.2)	84.2
Income taxes	39.3	9.7	1.5	50.5	8.0	(34.6)	(17.4)	—	6.5

Income (loss) before net impairment and restructuring charges	57.6	13.9	2.9	74.4	17.1	21.8	(32.4)	(3.2)	77.7
Impairment, net	—	—	—	—	—	(29.8)	(18.1)	—	(47.9)
Restructuring, net	(2.3)	—	—	(2.3)	—	—	(0.8)	—	(3.1)

Income (loss) from continuing operations	55.3	13.9	2.9	72.1	17.1	(8.0)	(51.3)	(3.2)	26.7
Dividends on preferred stock	—	—	—	—	—	—	0.6	—	0.6

Earnings (loss) from continuing operations available for common stock	$55.3	$13.9	$2.9	$72.1	$17.1	$(8.0)	$(51.9)	$(3.2)	$26.1

Assets (a)	$2,464.1	$—	$24.1	$2,488.2	$37.5	$570.3	$152.2	$(627.6)	$2,620.6

Capital expenditures	$72.5	$—	$—	$72.5	$0.6	$4.3	$6.4	$—	$83.8

(a)	Excludes assets related to discontinued operations.

Business Segments for the Twelve Months Ended December 31, 2001

	(Millions of Dollars)
	Electricity Delivery	Electricity Supply	CTC	Total Duquesne Light	Energy Services	Financial	All Other	Elimina- tions	Consoli- dated
Operating revenues	$319.6	$430.3	$303.7	$1,053.6	$31.3	$29.8	$36.7	$(9.0)	$1,142.4
Operating expenses	147.9	430.3	13.5	591.7	27.7	42.7	47.1	(14.4)	694.8
Depreciation and amortization expense	59.7	—	271.3	331.0	1.9	10.1	5.6	—	348.6

Operating income (loss)	112.0	—	18.9	130.9	1.7	(23.0)	(16.0)	5.4	99.0
Other income	39.1	—	—	39.1	7.9	28.5	1.3	(37.4)	39.4
Interest and other charges	78.4	—	—	78.4	0.6	6.0	48.3	(29.9)	103.4

Income (loss) before taxes	72.7	—	18.9	91.6	9.0	(0.5)	(63.0)	(2.1)	35.0
Income taxes	28.3	—	6.6	34.9	2.7	(41.6)	(14.1)	—	(18.1)

Income (loss) before net impairment and restructuring charges	44.4	—	12.3	56.7	6.3	41.1	(48.9)	(2.1)	53.1
Impairment, net	—	—	—	—	—	(43.7)	(36.1)	—	(79.8)
Restructuring, net	(6.7)	—	—	(6.7)	—	—	(11.1)	—	(17.8)

Income (loss) from continuing operations	37.7	—	12.3	50.0	6.3	(2.6)	(96.1)	(2.1)	(44.5)
Dividends on preferred stock	—	—	—	—	—	—	0.5	—	0.5

Earnings (loss) from continuing operations available for common stock	$37.7	$—	$12.3	$50.0	$6.3	$(2.6)	$(96.6)	$(2.1)	$(45.0)

Assets (a)	$2,435.7	$—	$134.3	$2,570.0	$35.2	$623.6	$267.7	$(723.4)	$2,773.1

Capital expenditures	$59.1	$—	$—	$59.1	$1.4	$52.7	$7.2	$—	$120.4

(a)	Excludes assets related to discontinued operations.

20. Quarterly Financial Information (Unaudited)

Summary of Selected Quarterly Financial Data

Duquesne Light Holdings

	(Millions of Dollars, Except Per Share Amounts)
2003 (a)	First Quarter	Second Quarter		Third Quarter	Fourth Quarter
Operating revenues	$220.3	$215.8		$246.0	$220.7
Operating income (b)	36.0	36.6		49.0	29.3
Income from continuing operations	27.9	20.9		30.2	14.2
Income from discontinued operations	1.7	13.4		0.4	67.2
Net income	29.6 (c)	34.3	(c)	30.6	81.4	(c)
Basic earnings per share:
Continuing operations	0.37	0.28		0.40	0.19
Discontinued operations	0.02	0.18		0.01	0.89
Total	0.39	0.46		0.41	1.08
Stock price:
High	16.50	16.59		15.70	18.39
Low	12.19	12.09		13.81	15.41

2002 (a)	First Quarter	Second Quarter		Third Quarter	Fourth Quarter
Operating revenues	$268.5	$250.2		$275.1	$232.2	(d)
Operating income (loss) (b)	23.4	25.2		51.7	(4.6	)(d)
Income (loss) from continuing operations	13.5	5.0		30.4	(22.2)
Income (loss) from discontinued operations	3.2	(102.0)		(3.4)	(25.4)
Income (loss) before cumulative effect of a change in accounting principle	16.7	(97.0)		27.0	(47.6)
Cumulative effect	(113.7)	—		—	—
Net income (loss)	(97.0)	(97.0	)(e)	27.0 (f)	(47.6	)(g)
Basic earnings (loss) per share:
Continuing operations	0.23	0.09		0.41	(0.30)
Discontinued operations	0.06	(1.78)		(0.05)	(0.34)
Cumulative effect	(2.02)	—		—	—
Total	(1.73)	(1.69)		0.36	(0.64)
Stock price:
High	22.20	21.16		15.57	16.00
Low	19.10	13.58		11.29	14.05

(a)	The quarterly data reflect seasonal weather variations in the electric utility’s service territory.
(b)	Operating income reflects a reclassification of amortization expense from other income to operating expense as compared to previously reported amounts.
(c)	First quarter results include an after-tax gain of $7.0 million related to the sale of a limited partnership investment in a natural gas operating partnership by DQE Financial. (See Note 6.) Second quarter results include an $11.5 million after-tax gain related to the increase in fair value of AquaSource’s investor-owned utilities as a result of the sale of these utilities to PSC. (See Note 13.) Fourth quarter results include a $5.8 million after-tax charge associated with vacant leased office space. (See Note 11.) Fourth quarter results include a $66.6 million tax benefit related to the use of capital losses generated in connection with the sale of the AquaSource subsidiaries. (See Note 13.)
(d)	Fourth quarter reflects a reclassification of miscellaneous revenue from other income to operating revenues.
(e)	Second quarter results include impairment charges booked at AquaSource ($100.9 million after-tax) and DQE Enterprises ($10.8 million after-tax). These charges are related to asset and investment write-downs. Impairment charges related to AquaSource are included in discontinued operations. (See Notes 3 and 13.)
(f)	Third quarter results include costs associated with the sale of AquaSource of $7.7 million after-tax. A one-time charge of $1.2 million after-tax for the write-off of costs associated with a discontinued power plant project is also included in third quarter results.
(g)	Fourth quarter results include impairment charges at DQE Financial and DQE Enterprises of $29.8 million after-tax and $7.3 million after-tax. (See Note 3.) These charges are related to asset and investment write-downs. Restructuring charges at Duquesne Light and Holdings of $2.3 million after-tax and $0.8 million after-tax, are also included in fourth quarter results. (See Note 4.) These charges are related to an administrative cost reduction. Costs associated with the sale of AquaSource of $5.7 million after-tax are included in the fourth quarter results. A $21.2 million after-tax loss on the sale of Pro Am is included in the fourth quarter results. Both the costs associated with the sale and the loss on sale are included in discontinued operations. (See Note 13.)

Duquesne Light Company

	(Millions of Dollars)
2003 (a)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenues	$199.3	$193.2	$218.6	$195.0
Operating income	38.2	37.4	49.3	30.2
Net income	16.7	16.2	24.2	12.5	(b)

	(Millions of Dollars)
2002 (a)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenues	$249.4	$233.0	$254.6	$207.6
Operating income	34.8	35.6	57.7	33.4
Net income	17.8	15.0	28.3	14.3	(c)

(a)	The quarterly data reflect seasonal weather variations in our service territory.
(b)	Fourth quarter results include a $4.9 million after-tax charge associated with vacant leased office space. (See Note 11.)
(c)	Restructuring charges of $2.3 million after-tax are included in fourth quarter results. (See Note 3.) These charges are related to 2002 administrative cost reductions.

21.	Restatement

Subsequent to the issuance of the Holdings and Duquesne Light 2003 financial statements, management determined that certain misclassifications existed in the consolidated balance sheets and consolidated statements of cash flows. The misclassifications relate primarily to the following:

CONSOLIDATED BALANCE SHEETS

Management of both Holdings and Duquesne Light determined that certain Duquesne Light customer receivables that had been fully reserved for and were presented on a net basis for external reporting purposes, should have been reflected on a gross basis. As such, electric customers receivables and the allowance for uncollectible accounts as of December 31, 2003 and 2002 have been increased from the amounts previously reported.

Management of both Holdings and Duquesne Light determined that certain tax liabilities were incorrectly included within deferred tax liabilities. Such amounts have been reclassified primarily to other non-current liabilities as of December 31, 2003 and 2002. Management also determined that certain tax assets were incorrectly presented on the consolidated balance sheets. After taking into consideration the anticipated timing of the realization of the assets, such amounts have been reclassified, thereby decreasing current assets and increasing non-current assets from the amounts previously reported as of December 31, 2003.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Holdings management has determined that the historical presentation of cash flows from discontinued operations within net cash provided from operating activities was not proper as the cash flows from discontinued operations also included cash flows related to both investing and financing activities. Accordingly, amounts on Holdings’ consolidated statements of cash flows for the years ended December 31, 2003, 2002 and 2001 have been restated to appropriately classify cash flows from discontinued operations as either operating, investing or financing activities.

Holdings and its subsidiaries participate in a cash pool arrangement with their affiliate, DQE Capital. Changes in Duquesne Light’s investment in the cash pool have historically been reflected in Duquesne Light’s consolidated statements of cash flows as a component of net cash provided from operating activities. Management has determined that the cash flow activity from this arrangement should have been classified as cash flows from investing activities and has restated the consolidated statements of cash flows for the years ended December 31, 2003, 2002 and 2001. Because the cash pool arrangement eliminates in the consolidation of Holdings, this restatement has no impact on Holdings’ consolidated statements of cash flows.

The principal effects of these adjustments on the accompanying consolidated financial statements for Holdings are as follows (in millions):

	December 31, 2003		December 31, 2002
Consolidated Balance Sheet Information	As Previously Reported	As Restated	As Previously Reported	As Restated
Electric customers receivables	$66.4	$80.6	$80.4	$94.4
Allowance for uncollectible accounts	(5.7)	(19.9)	(7.7)	(21.7)
Prepaid expenses	11.6	6.6
Total Current Assets	184.1	179.1
Other non-current assets	39.9	44.9
Total Other Non-Current Assets	351.5	356.5
Accrued liabilities	50.8	51.8	60.5	48.1

Total Current Liabilities	279.3	280.3	249.0	236.6
Deferred income taxes – net	474.1	398.2	614.7	530.7
Other non-current liabilities	38.8	113.7	34.3	130.7
Total Non-Current Liabilities	637.9	636.9	774.0	786.4

	Year Ended December 31,
	2003		2002		2001
Consolidated Statements of Cash Flows Information	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Cash Flows From Operating Activities:
Deferred taxes	$(142.1)	$(134.0)	$(30.6)	$(73.7)
Other cash flows from operating activities	(6.5)	(14.6)	(67.2)	(24.1)
Discontinued operations	170.1	(24.6)	142.1	147.2	$77.9	$121.6
Net Cash Provided from Operating Activities	269.6	74.9	259.1	264.2	219.4	263.1
Cash Flows From Investing Activities:
Discontinued operations	—	194.9	—	6.2	—	(42.6)
Net Cash (Used In) Provided From Investing Activities	(53.9)	141.0	(61.8)	(55.6)	(33.1)	(75.7)
Cash Flows From Financing Activities:
Discontinued operations	—	(0.2)	—	(11.3)	—	(1.1)
Net Cash Used In Financing Activities	(275.8)	(276.0)	(110.6)	(121.9)	(187.5)	(188.6)

The principal effects of these adjustments on the accompanying consolidated financial statements for Duquesne Light are as follows (in millions):

	December 31, 2003		December 31, 2002
Consolidated Balance Sheet Information	As Previously Reported	As Restated	As Previously Reported	As Restated
Electric customers receivables	$66.4	$80.6	$80.4	$94.4
Allowance for uncollectible accounts	(5.7)	(19.9)	(7.7)	(21.7)
Other current assets	14.8	9.8
Total Current Assets	458.1	453.1
Other non-current assets	29.7	34.7

Total Other Non-Current Assets	341.3	346.3
Accrued liabilities	33.1	26.5	54.9	42.5
Total Current Liabilities	250.2	243.6	261.4	249.0
Deferred income taxes – net	363.6	318.7	389.9	345.0
Other non-current liabilities	25.1	76.6	24.4	81.7
Total Non-Current Liabilities	501.5	508.1	526.5	538.9

	Year Ended December 31,
	2003		2002		2001
Consolidated Statements of Cash Flows Information	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Cash Flows From Operating Activities:
Investment in DQE Capital cash pool	$276.8	$—	$(31.1)	$—	$(141.3)	$—
Net Cash Provided From Operating Activities	354.6	77.8	261.8	292.9	119.1	260.4
Cash Flows From Investing Activities:
Investment in DQE Capital cash pool	—	276.8	—	(31.1)	—	(141.3)
Net Cash (Used In) Provided From Investing Activities	(75.7)	201.1	(74.6)	(105.7)	(57.9)	(199.2)

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management of both Holdings and Duquesne Light, with the participation of each entity’s Chief Executive Officer and the Chief Financial Officer, has evaluated their respective disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, including the restatement for certain misclassifications that existed on the consolidated balance sheets and consolidated statements of cash flows as set forth in Note 21, each entity’s Chief Executive Officer and the Chief Financial Officer have concluded that these controls and procedures are effective to provide reasonable assurance that the information required to be disclosed in Holdings’ and Duquesne Light’s reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

(b) Holdings and Duquesne Light filed no reports on Form 8-K in the fourth quarter of 2003.

(c) Exhibits Index

Exhibit No.	Description	Method of Filing
3.1	Holdings Articles of Incorporation effective January 5, 1989.	Exhibit 3.1 to the Holdings Form 10-K for the year ended December 31, 1989.

3.2	Holdings Articles of Amendment effective April 27, 1989.	Exhibit 3.2 to the Holdings Form 10-K for the year ended December 31, 1989.

3.3	Holdings Articles of Amendment effective February 8, 1993.	Exhibit 3.3 to the Holdings Form 10-K for the year ended December 31, 1992.

3.4	Holdings Articles of Amendment effective May 24, 1994.	Exhibit 3.4 to the Holdings Form 10-K for the year ended December 31, 1994

3.5	Holdings Articles of Amendment effective April 20, 1995.	Exhibit 3.5 to the Holdings Form 10-K for the year ended December 31, 1995.

3.6	Holdings Articles of Amendment effective September 30, 2003.	Previously filed

3.7	Holdings Statement with respect to the Preferred Stock, Series A (Convertible), as filed with the Pennsylvania Department of State on August 29, 1997.	Exhibit 3.1 to the Holdings Form 10-Q for the quarter ended September 30, 1997.

3.8	Duquesne Light Restated Articles of Incorporation currently in effect.	Exhibit 3.1 to the Duquesne Light Form 10-Q for the quarter ended June 30, 1999.

3.9	Holdings By-Laws, as amended through September 30, 2003, and as currently in effect.	Exhibit 3.1 to the Holdings Form 10-Q for the quarter ended September 30, 2003.

3.10	Duquesne Light By-Laws, as amended through October 13, 2003, and as currently in effect.	Exhibit 3.1 to the Duquesne Light Form 10-Q for the quarter ended September 30, 2003.

4.1	Indenture of Mortgage and Deed of Trust dated as of April 1, 1992, securing Duquesne Light Company’s First Collateral Trust Bonds.	Exhibit 4.3 to Registration Statement (Form S-3) No. 33-52782.

4.2	Supplemental Indentures supplementing the said Indenture of Mortgage and Deed of Trust -

	Supplemental Indenture No. 1.	Exhibit 4.4 to Registration Statement (Form S-3) No. 33-52782.

	Supplemental Indenture No. 2 through Supplemental Indenture No. 4.	Exhibit 4.4 to Registration Statement (Form S-3) No. 33-63602.

	Supplemental Indenture No. 5 through Supplemental Indenture No. 7.	Exhibit 4.6 to the Duquesne Light Form 10-K for the year ended December 31, 1993.

Exhibit No.	Description	Method of Filing
	Supplemental Indenture No. 8 and Supplemental Indenture No. 9.	Exhibit 4.6 to the Duquesne Light Form 10-K for the year ended December 31, 1994.

	Supplemental Indenture No. 10 through Supplemental Indenture No. 12.	Exhibit 4.4 to the Duquesne Light Form 10-K for the year ended December 31, 1995.

	Supplemental Indenture No. 13.	Exhibit 4.3 to the Duquesne Light Form 10-K for the year ended December 31, 1996.

	Supplemental Indenture No. 14.	Exhibit 4.3 to the Duquesne Light Form 10-K for the year ended December 31, 1997.

	Supplemental Indenture No. 15.	Exhibit 4.3 to the Duquesne Light Form 10-K for the year ended December 31, 1999.

	Supplemental Indenture No. 16.	Exhibit 4.3 to the Duquesne Light Form 10-K for the year ended December 31, 1999.

	Supplemental Indenture No. 17 and Supplemental Indenture No. 18.	Exhibit 4.2 to the Duquesne Light Registration Statement (Form S-3) No. 333-72408.

	Supplemental Indenture No. 19.	Exhibit 4 to the Form 8-A of Duquesne Light, filed April 29, 2002.

4.3	Amended and Restated Agreement of Limited Partnership of Duquesne Capital L.P., dated as of May 14, 1996.	Exhibit 4.4 to the Duquesne Light Form 10-K for the year ended December 31, 1996.

4.4	Payment and Guarantee Agreement, dated as of May 14, 1996, by Duquesne Light Company with respect to MIPS.	Exhibit 4.5 to the Duquesne Light Form 10-K for the year ended December 31, 1996.

4.5	Indenture, dated as of May 1, 1996, by Duquesne Light Company to the First National Bank of Chicago as Trustee.	Exhibit 4.6 to the Duquesne Light Form 10-K for the year ended December 31, 1996.

4.6	Indenture, dated as of August 1, 1999, from DQE Capital Corporation and Holdings to The First National Bank of Chicago, as Trustee.	Exhibit 4.1 to the Form 8-A of DQE Capital Corporation and Holdings, filed September 16, 1999.

4.7	Form of Note.	Exhibit 4.2 to the Form 8-A of DQE Capital Corporation and Holdings, filed September 16, 1999.

10.1	Deferred Compensation Plan for Directors of Duquesne Light Company, as amended to date.	Exhibit 10.1 to the Holdings Form 10-K for the year ended December 31, 1992.

Exhibit No.	Description	Method of Filing
10.2	Incentive Compensation Program for Certain Executive Officers of Duquesne Light Company, as amended to date.	Exhibit 10.2 to the Holdings Form 10-K for the year ended December 31, 1992.

10.3	Description of Duquesne Light Company Pension Service Supplement Program.	Exhibit 10.3 to the Holdings Form 10-K for the year ended December 31, 1992.

10.4	Duquesne Light Charitable Giving Program, as amended.	Exhibit 10.6 to the Holdings Form 10-K Annual Report for the year ended December 31, 2001.

10.5	Employment Agreement dated as of September 14, 2001 between Holdings and Morgan K. O’Brien.	Exhibit 10.8 to the Holdings Form 10-K for the year ended December 31, 2001.

10.6	Non-Competition and Confidentiality Agreement dated as of September 14, 2001 for Morgan K. O’Brien.	Exhibit 10.13 to the Holdings Form 10-K for the year ended December 31, 2001.

10.7	Non-Competition and Confidentiality Agreement dated as of October 21, 1996 for Victor A. Roque.	Exhibit 10.15 to the Holdings Form 10-K for the year ended December 31, 2001.

10.8	Non-Competition and Confidentiality Agreement dated as of August 1, 2000 for Joseph G. Belechak.	Exhibit 10.7 to the Duquesne Light Form 10-K for the year ended December 31, 2001.

10.9	Non-Competition and Confidentiality Agreement dated as of April 2, 1997 for Maureen L. Hogel.	Exhibit 10.8 to the Duquesne Light Form 10-K for the year ended December 31, 2001.

10.10	Schedule to Exhibit 10.7 listing substantially identical agreements with Stevan R. Schott and James E. Wilson	Exhibit 10.5 to the Duquesne Light Form 10-K for the year ended December 31, 2002.

10.11	Severance Agreement dated December 23, 2003 for Morgan K. O’Brien, with a schedule listing substantially identical agreements with Joseph G. Belechak, Maureen L. Hogel, Stevan R. Schott and James E. Wilson.	Previously filed.

10.12	POLR Agreement, dated as of September 24, 1999 by and between Duquesne Light Company and Orion Power Holdings, Inc.	Exhibit 2.2 to the Holdings Form 8-K September 24, 1999.

10.13	Amended and Restated POLR II Agreement by and between Duquesne Light Company and Orion Power MidWest, L.P., dated as of December 7, 2000.	Exhibit 10.11 to the Duquesne Light Form 10-K for the year ended December 31, 2000.

10.14	LLC Purchase Agreement by and among AquaSource, Holdings, and Southwest Water Company, dated as of September 14, 2002.	Exhibit 10.1 to the Holdings Form 10-Q for the quarter ended September 30, 2002.

10.15	LLC Purchase Agreement by and between AquaSource, Inc. and Fudd & Dudd Acquisition LLC, dated as of March 14, 2002.	Exhibit 10.17 to the Holdings Form 10-K for the year ended December 31, 2002.

Exhibit No.	Description	Method of Filing
10.16	Purchase Agreement by and among AquaSource, Holdings, Philadelphia Suburban and Aqua Acquisition Corporation dated as of July 29, 2002.	Exhibit 10.1 to the Holdings Form 10-Q for the quarter ended September 30, 2003.

10.17	Agreement No. 1 to the Purchase Agreement by and among AquaSource, Holdings, Philadelphia Suburban and Aqua Acquisition Corporation, dated as of March 4, 2003.	Exhibit 10.2 to the Holdings Form 10-Q for the quarter ended September 30, 2003.

12.1	Holdings Ratio of Earnings.	Previously filed.

12.2	Restated Duquesne Light Ratio of Earnings.	Filed here.

21.1	Subsidiaries of the registrants.	Previously filed.

23.1	Consent of Independent Registered Public Accounting Firm regarding Holdings.	Filed here.

23.2	Consent of Independent Registered public Accounting Firm regarding Duquesne Light.	Filed here.

24.1	Powers of Attorney.	Previously filed.

31.1	Section 302 Certification of Holdings’ CEO.	Filed here.

31.2	Section 302 Certification of Holdings’ CFO.	Filed here.

31.3	Section 302 Certification of Duquesne Light’s CEO.	Filed here.

31.4	Section 302 Certification of Duquesne Light’s CFO.	Filed here.

32.1	Section 906 Certification of Holdings’ CEO.	Filed here.

32.2	Section 906 Certification of Holdings’ CFO.	Filed here.

32.3	Section 906 Certification of Duquesne Light’s CEO.	Filed here.

32.4	Section 906 Certification of Duquesne Light’s CFO.	Filed here.

99.1	Information regarding Duquesne Light directors, executive compensation and security ownership.	Previously filed.

Copies of the exhibits listed above will be furnished, upon request, to holders or beneficial owners of any class of our stock as of March 1, 2004, subject to payment in advance of the cost of reproducing the exhibits requested.

SCHEDULE II

Valuation and Qualifying Accounts For the Years Ended December 31, 2003, 2002 and 2001 (as restated, see Note 21 to consolidated financial statements included at Item 8)

Reserve deducted from the Asset to which it applies: Allowance for uncollectible accounts

	(Millions of Dollars)
	Balance at Beginning of Year	Additions		Deductions (b)	Balance at End of Year
Description		Charged to Costs and Expenses	Charged to Other Accounts (a)
DUQUESNE LIGHT HOLDINGS

Year Ended December 31, 2003	$21.7	$10.8	$3.6	$16.2	$19.9
Year Ended December 31, 2002	$20.1	$21.3	$2.7	$22.4	$21.7
Year Ended December 31, 2001	$23.6	$7.9	$2.6	$14.0	$20.1

DUQUESNE LIGHT COMPANY

Year Ended December 31, 2003	$21.7	$10.2	$3.6	$15.6	$19.9
Year Ended December 31, 2002	$20.1	$21.3	$2.7	$22.4	$21.7
Year Ended December 31, 2001	$23.6	$7.9	$2.6	$14.0	$20.1

Notes:	(a) Recovery of accounts previously written off.
(b) Accounts receivable written off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Duquesne Light Holdings, Inc.
(Registrant)

Date: March 24, 2005	By:	/s/ Stevan R. Schott
(Signature)
Stevan R. Schott
Senior Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Duquesne Light Company
(Registrant)

Date: March 24, 2005	By:	/s/ Stevan R. Schott
(Signature)
Stevan R. Schott
Senior Vice President and Chief Financial Officer