Form 10-K
period 2004-12-31
DUQUESNE LIGHT CO; DUQUESNE LIGHT HOLDINGS INC
filed 2005-03-28
CIK 30573, 846930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                      to

Commission File Number	Registrant; State of Incorporation; Address; Telephone Number	IRS Employer Identification No.
1-10290	Duquesne Light Holdings, Inc. (A Pennsylvania Corporation) 411 Seventh Avenue Pittsburgh, Pennsylvania 15219 412-393-6000	25-1598483

1-956	Duquesne Light Company (A Pennsylvania Corporation) 411 Seventh Avenue Pittsburgh, Pennsylvania 15219 412-393-6000	25-0451600

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Each Class	Name of Each Exchange on Which Registered
Duquesne Light Holdings, Inc.	Common Stock (no par value)	New York Stock Exchange
Philadelphia Stock Exchange
Chicago Stock Exchange

Duquesne Light Company	Preferred Stock ($50 per share liquidation value)	New York Stock Exchange
3.75% Series
4.00% Series
4.10% Series
4.15% Series
4.20% Series
$2.10 Series
6.50% Series
	6.7% Public Income Notes, due 2032	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Registrant	Title of Each Class
Duquesne Light Holdings, Inc.	Preferred Stock, Series A (Convertible)

Duquesne Light Company	None

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Duquesne Light Holdings, Inc. Yes ☒ No ☐

Duquesne Light Company Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Duquesne Light Holdings, Inc. ☐

Duquesne Light Company ☒

Indicate by check mark whether each registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Duquesne Light Holdings, Inc. Yes ☒ No ☐

Duquesne Light Company Yes ☒ No ☐

The aggregate market value of Duquesne Light Holdings, Inc. voting common stock held by non-affiliates as of June 30, 2004 (the last business day of its most recently completed second fiscal quarter) was $1,457,575,378, based on the New York Stock Exchange closing price of $19.31 per share on that date.

No common stock of Duquesne Light Company was held by non-affiliates as of the last business day of its most recently completed second fiscal quarter.

As of March 1, 2005, there were 77,356,100 shares of Duquesne Light Holdings, Inc.’s single class of common stock outstanding.

As of March 1, 2005, there were 10 shares of Duquesne Light Company’s single class of common stock outstanding, all held by Duquesne Light Holdings, Inc.

Documents incorporated by reference: Specified portions of the Duquesne Light Holdings, Inc. Proxy Statement relating to the 2005 Annual Meeting of Shareholders, to be filed with the Commission not later than 120 days after the close of such registrant’s fiscal year, are incorporated by reference into Part III.

GLOSSARY OF TERMS

COMPETITIVE TRANSITION CHARGE (CTC) – During the electric utility restructuring from the traditional Pennsylvania regulatory framework to customer choice, electric utilities have the opportunity to recover transition costs from customers through this usage-based charge. As of December 31, 2004, Duquesne Light is collecting the CTC from a single customer class, comprised of two industrial customers.

CUSTOMER CHOICE – The Pennsylvania Electricity Generation Customer Choice and Competition Act gives consumers the right to contract for electricity at market prices from PUC-approved electric generation suppliers.

ENERGY COMMODITY CONTRACTS – Contracts for the purchase or sale of electric energy and capacity credits.

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

PROVIDER OF LAST RESORT (POLR) – Under Customer Choice, the local distribution utility is required to provide electricity for customers who do not choose an alternative generation supplier, or whose supplier fails to deliver. (See Item 1, “Business,” for a description of our historical and current POLR arrangements.)

REGIONAL TRANSMISSION ORGANIZATION (RTO) – Organization formed by transmission-owning utilities to put transmission facilities within a region under common control. On January 1, 2005, Duquesne Light joined PJM Interconnection, an RTO, which coordinates the movement of electricity in all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia.

REGULATORY ASSETS – Ratemaking practices grant regulated utilities exclusive geographic franchises in exchange for the obligation to serve all customers. Under this system, certain prudently incurred costs are approved by the regulators for deferral and future recovery, with a return from customers. These deferred costs are capitalized as regulatory assets by the regulated utility.

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

This combined Annual Report on Form 10-K presents information on both Duquesne Light Holdings, Inc. (Holdings) and Duquesne Light Company (Duquesne Light). Information on Holdings and its subsidiaries (not including Duquesne Light and its subsidiaries) shall not be deemed to be included as part of Duquesne Light’s Annual Report on Form 10-K. Specifically, information on the Energy Solutions and Financial business segments, the “all other” category, and discontinued operations is not so included.

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

Under Pennsylvania ratemaking practice, electric utilities were granted exclusive geographic franchises to sell electricity, in exchange for making investments and incurring obligations to serve customers. Through the rate-making process, these prudently incurred costs were recovered, along with a return on the investment, from customers. Additionally, certain operating costs were approved for deferral for future recovery from customers. As a result of this process, utilities had assets recorded on their balance sheets at above-market costs, creating transition costs. With the 1996 passage of the Pennsylvania Electricity Generation Customer Choice and Competition Act, electric generation was deregulated, allowing customers to purchase electricity at market prices from a variety of electric generation suppliers. Under the Competition Act, utilities are permitted to recover transition costs by collecting the competitive transition charge (CTC). Transmission and delivery of electricity remain regulated in substantially the same manner as under historical regulation.

In early 2000, Duquesne Light completed the divestiture of its generation assets, and applied the net sale proceeds to reduce transition costs, thus accelerating its CTC collection period for most customers. In conjunction with the sale of its generation assets, Duquesne Light entered into POLR I, the full requirements arrangement with Orion Power Midwest (a subsidiary of Reliant Resources, Inc.) under which Orion provided Duquesne Light the necessary electricity to satisfy Duquesne Light’s provider of last resort obligation during the CTC collection period. POLR I, which was designed to be an income neutral arrangement, remains in place for customers under special contracts, as well as a single customer class (comprised of two industrial customers) from which the CTC continues to be collected. In January 2002, Duquesne Light began operating under POLR II, which extended Orion’s full requirements arrangement to service customers from whom the CTC had been fully collected. In addition, the POLR II arrangement permitted Duquesne Light to collect a margin on the energy supplied. POLR II expired on December 31, 2004.

In December 2003, Duquesne Light submitted POLR III (its rate plan and related generation supply plan intended to cover the period beginning in 2005) to the Pennsylvania Public Utility Commission (PUC) for approval. In the third quarter of 2004, the PUC accepted POLR III with certain modifications. On September 30, 2004, Duquesne Light announced it would implement POLR III, as modified. POLR III became effective on January 1, 2005. Duquesne Light joined PJM effective January 1, 2005, as part of its commitment to ensuring reliability to its customers.

Duquesne Power L.P. was formed in 2003 as an unregulated subsidiary of Duquesne Light, primarily to acquire and manage (i) the Sunbury generating station in central Pennsylvania and (ii) a portfolio of energy commodity contracts to provide full-requirements energy supply contracts for both Duquesne Light’s residential and small commercial POLR customers and large commercial and industrial customers of Holdings’ unregulated subsidiary, Duquesne Light Energy, LLC (discussed below). When the PUC ordered that the POLR III period would end December 31, 2007, the planned Sunbury acquisition was cancelled. As part of acquiring the energy supply portfolio, Duquesne Power has entered into energy commodity contracts with unrelated parties with payment guarantees from Holdings.

Under POLR III, residential and small commercial customers receive electric supply for the period January

1, 2005 through December 31, 2007 at fixed rates that, although approximately 11.5% above POLR II generation rates, are still below those charged prior to deregulation in 1996. In addition, residential and small commercial customers who switch back to using Duquesne Light’s POLR service are no longer required, as they previously were, to remain on that service for 12 months.

For our large commercial and industrial customers, the POLR III supply options are:

•	A fixed-price service based upon the results of a competitive request-for-proposal process for the period January 1, 2005 through May 31, 2006 (this period may be extended through May 31, 2007, at the PUC’s discretion). Duquesne Light receives an adder as compensation for costs and risks involved in providing energy to those customers. This request-for-proposal process has been completed and approved by the PUC. Duquesne Light has contracted with two investment-grade suppliers to receive the necessary supply for customers who choose this option.

•	An hourly price service that passes through real-time spot market electricity prices within the PJM Interconnection (PJM) regional transmission organization. This is the default option for customers who do not choose the fixed price option described above, and the sole option once fixed price service is eliminated. Duquesne Light receives the same adder on this service as described above.

To date, electric generation suppliers have competed mainly to supply energy to our large commercial and industrial customers. During 2005, we anticipate the majority of these customers will choose to obtain their electricity from competitive supply alternatives, including Duquesne Light Energy. The POLR load retention for our residential and small commercial customers has, in recent years, exceeded 70% of the megawatt-hours consumed by these customer classes. However, it is possible that electric generation suppliers may more actively market to these customers during the POLR III period.

The transmission and distribution rate freeze previously agreed to by Duquesne Light is no longer in effect. Although Duquesne Light has not obtained a transmission or distribution rate increase since 1987, as a result of the many changes that have occurred since that time, Duquesne Light plans to request such increases. Duquesne Light does not anticipate making any filings to request rate increases before the first quarter of 2006.

Duquesne Energy Solutions, LLC (formerly DQE Energy Services, LLC) is an energy facilities management company that provides energy outsourcing solutions including development, operation and maintenance of energy and synthetic fuel facilities.

DQE Financial Corp. owns and operates landfill gas collection and processing systems, and is an investment and portfolio management organization focused on structured finance and alternative energy investments. In November 2004, DQE Financial acquired, through a subsidiary, sole ownership of Waste Energy Technology, LLC (WET), a leading landfill gas engineering, design, construction and operations firm.

DQE Communications, Inc. owns, operates and maintains a high-speed, fiber optic based metropolitan network, and leases dark fiber from the network to commercial, industrial and academic customers.

Duquesne Light Energy, LLC (DLE) is a competitive retail electric generation supplier that offers customized solutions tailored to meet its customers specific electricity needs. DLE’s primary focus is on the large commercial and industrial customer market segment in Duquesne Light’s service territory. DLE obtains its electric energy through a full-requirements contract with Duquesne Power.

DQE Capital Corporation provides financing to Holdings for use with its affiliates.

Discontinued Operations

During 2003, AquaSource, Inc. (formerly our water resource management subsidiary) completed the sale of its assets. During 2002, we sold the propane distribution business of our subsidiary, Pro Am. (See Note 17.)

Service Areas and Customer Concentrations

Duquesne Light’s electric utility operations provide service to approximately 587,000 direct customers in southwestern Pennsylvania (including in the City of Pittsburgh), a territory of approximately 800 square miles.

Our other business lines have operations and investments in several states and Canada. Our Canadian operations recognized revenue of $11.9 million, $8.7 million and $8.8 million in 2004, 2003 and 2002. Associated long-lived assets, excluding financial instruments, were $4.2 million, $4.8 million and $5.4 million as of December 31, 2004, 2003 and 2002. Duquesne Energy Solutions relies on a single customer, that owns several synthetic fuel facilities, for substantially all of its revenues and earnings.

Regulation

Holdings and Duquesne Light are subject to the accounting and reporting requirements of the Securities and Exchange Commission (SEC). Duquesne Light’s electricity delivery business is also subject to regulation by the PUC and the Federal Energy Regulatory Commission (FERC) with respect to rates for delivery of electric power, accounting and other matters.

Business Segments

This information is set forth in Item 7 under “Results of Operations” and in Note 21 to the consolidated financial statements.

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

EMPLOYEES

At December 31, 2004, Holdings and its subsidiaries had 1,427 employees. Duquesne Light is party to a labor contract with the International Brotherhood of Electrical Workers (IBEW), which represents 955 of Duquesne Light’s 1,339 employees. Duquesne Light and the IBEW are parties to a collective bargaining agreement which expires in 2006.

ENVIRONMENTAL MATTERS

Legacy Liabilities

In 1992, the Pennsylvania Department of Environmental Protection (DEP) issued Residual Waste Management Regulations governing the generation and management of non-hazardous residual waste, such as coal ash. Following the generation asset divestiture, Duquesne Light retained certain facilities which remain subject to these regulations. We have assessed our residual waste management sites, and the DEP has approved our compliance strategies. As of December 31, 2004, we expect the costs of compliance to be approximately $5 million with respect to sites we will continue to own. These costs were recovered in the CTC.

Duquesne Light also owns the closed Warwick Mine, located along the Monongahela River in Greene County, Pennsylvania. This property had been used in the electricity supply business segment. Duquesne Light has been selling unused portions of the property and will continue to do so. As of December 31, 2004, Duquesne Light’s current estimated liability for closing the Warwick Mine, including final site reclamation, mine water treatment and certain health care liabilities, is approximately $27 million.

These amounts are combined and included in legacy liabilities on both Holdings and Duquesne Light’s consolidated balance sheets. Our operations are subject to environmental laws and regulation by federal, state and local authorities. Due to the inherent uncertainties surrounding the development of federal and state environmental and energy laws and regulations, we cannot determine the impact such laws may have on our existing and future facilities.

Discontinued Operations

AquaSource’s former water and water-related operations were, and remain, subject to the Federal Safe Drinking Water Act, which provides for uniform minimum national water quality standards, as well as governmental authority to specify treatment processes to be used for drinking water. AquaSource’s former operations also were, and remain, subject to the Federal Clean Water Act, which regulates the discharge of pollutants into waterways. AquaSource is aware of various compliance issues at its former water and wastewater facilities attributable to the period of time during which it owned these facilities. AquaSource has agreed to indemnify the purchasers of these facilities for certain pre-closing environmental liabilities. We do not believe that AquaSource’s indemnity obligations in respect of any of these compliance issues will have a material effect on Holding’s financial position, results of operations or cash flows.

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

OTHER

Recent Accounting Pronouncements

Share-Based Payments

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment (revised December 2004),” which will eliminate the use of Accounting Principles Board No. 25. SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. This standard is effective at the beginning of the first interim period that begins after June 15, 2005. We are currently evaluating the impact of the adoption of this standard on our financial statements.

See Note 1 to the consolidated financial statements for a discussion of other recent accounting pronouncements.

Pending Litigation

See Item 3, “Legal Proceedings,” for a discussion of pending litigation.

Available Information

Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports for both Holdings and Duquesne Light are available free of charge through our website (www.duquesnelightholdings.com) when they become available on the SEC website.

EXECUTIVE OFFICERS OF THE REGISTRANTS

Set forth below are the names, ages as of March 15, 2005, and positions during the past five years of the executive officers for Holdings and for Duquesne Light.

Ms. Hogel and Messrs. O’Brien, Belechak, Schott and Fields are executive officers of both Holdings and Duquesne Light. Mr. Wilson is an executive officer only of Holdings.

Morgan K. O’Brien, age 45. At Holdings: President and Chief Executive Officer since September 2001. Chief Operating Officer from August 2000 to September 2001. Executive Vice President - Corporate Development from January 2000 to August 2000. Vice President - Corporate Development from July 1999 to January 2000.

At Duquesne Light: Director since June 1999. President and Chief Executive Officer since August 2003. Previously Vice President - Finance from November 1998 to May 2000.

Joseph G. Belechak, age 45. At Holdings: Senior Vice President and Chief Operations Officer since August 2003. Senior Vice President - Operations and Customer Service from December 2002 to August 2003.

At Duquesne Light: Director since April 2003. Senior Vice President and Chief Operations Officer since August 2003. Senior Vice President - Operations and Customer Service from October 2001 to August 2003. Vice President, Asset Management & Operations from August 2000 to October 2001. General Manager, Asset Management from 1999 to August 2000.

Maureen L. Hogel, age 44. At Holdings: Senior Vice President and Chief Legal & Administrative Officer since August 2003. Senior Vice President and Chief Administrative Officer from December 2002 to August 2003.

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

Stevan R. Schott, age 42. At Holdings: Senior Vice President and Chief Financial Officer since August 2003. Vice President and Controller from October 2001 to August 2003.

At Duquesne Light: Director since April 2003. Senior Vice President and Chief Financial Officer since August 2003. Vice President and Controller from October 2001 to August 2003. Vice President - Finance and Customer Service from August 2000 to October 2001. Vice President and Controller from August 1999 to August 2000.

James E. Wilson, age 39. At Holdings: Senior Vice President and Chief Strategic Officer since August 2003. Vice President - Corporate Development and Rates from December 2002 to August 2003. Vice President - Corporate Development from October 2001 to December 2002. Vice President and Controller from March 2000 to October 2001.

At Duquesne Light: Director from April 2003 to June 2004. Senior Vice President and Chief Strategic Officer from August 2003 to June 2004. Vice President - Corporate Development and Rates from December 2002 to July 2003. Vice President - Corporate Development from October 2001 to November 2002. Vice President and Chief Accounting Officer from August 2000 to October 2001.

William F. Fields, Age 54. At Holdings: Vice President and Treasurer since December 2002. At DQE Financial: Treasurer since December 2002. President from June 2001 to August 2004.

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

Duquesne Light owns 10 transmission substations and 556 distribution substations (375 of which are located on customer-owned land and are used to service only that customer). Duquesne Light has 672 circuit-miles of transmission lines, comprised of 345,000, 138,000 and 69,000 volt lines. Street lighting and distribution circuits of 23,000 volts and less include approximately 16,420 circuit-miles of lines and cable. These properties are used in the electricity delivery business segment.

Our total investment in property, plant and equipment (PP&E) and the related accumulated depreciation balances for major classes of property at December 31, 2004 and 2003 are as follows:

Holdings PP&E and Related Accumulated Depreciation

	(Millions of Dollars) as of December 31, 2004
	Investment	Accumulated Depreciation	Net Investment
Duquesne Light electric plant	$2,120.8	$714.5	$1,406.3
Fiber optic network	30.1	7.2	22.9
Other energy facilities	28.3	10.4	17.9
Landfill gas	22.2	13.4	8.8
Other - Holdings	9.0	5.5	3.5

Total	$2,210.4	$751.0	$1,459.4

	(Millions of Dollars) as of December 31, 2003
	Investment	Accumulated Depreciation	Net Investment
Duquesne Light electric plant	$2,063.7	$681.0	$1,382.7
Fiber optic network	28.2	5.4	22.8
Other energy facilities	28.2	8.5	19.7
Landfill gas	14.1	6.6	7.5
Other - Holdings	9.7	5.1	4.6

Total	$2,143.9	$706.6	$1,437.3

Duquesne Light electric plant includes: (1) distribution poles and equipment; (2) lower voltage distribution wires used in delivering electricity to customers; (3) substations and transformers; (4) high voltage transmission wires used in delivering electricity to substations; (5) meters and automated meter reading assets; and (6) internal telecommunication equipment, vehicles and office equipment, primarily used in our electricity delivery business segment. The fiber optic network owned by DQE Communications is reported in our “all other” category. The other energy facilities and landfill gas equipment are used in our Energy Solutions and Financial business segments, respectively. The other PP&E is comprised of office furniture and fixtures.

Item 3.	Legal Proceedings.

Shareholder Class Action. In October and November 2001, a number of putative class action lawsuits were filed by purported shareholders of Holdings against Holdings and David Marshall, our former chairman, chief executive officer and president, in the United States District Court for the Western District of Pennsylvania. These cases were consolidated under the caption In re DQE, Inc. Securities Litigation, Master File No. 01-1851 (W.D. Pa.), and the plaintiffs filed a second consolidated amended complaint on April 15, 2002. The complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (Exchange Act) and Rule 10b-5 promulgated thereunder, and Section 12(a)(2) of the Securities Act of 1933 (Securities Act). The complaint also alleges controlling person liability under Section 20(a) of the Exchange Act and Section 15 of the Securities Act. The complaint alleges that between December 6, 2000 and April 30, 2001, the defendants issued a number of materially false and misleading statements concerning investments made by our subsidiary, DQE Enterprises, Inc., and the impact that these investments would have on our current and future financial results.

On May 20, 2003, the court certified a class to include purchasers of our common stock during the period from December 6, 2000 through April 30, 2001, and a sub-class to include purchasers of our common stock through our dividend reinvestment and stock purchase plan during the same period.

In March 2005, we reached an oral agreement in principle with counsel for the plaintiffs to settle all claims of the class and sub-class. The proposed settlement is contingent on execution of a definitive settlement agreement and court approval. We expect the settlement to be covered in full by our insurance.

Other. We are involved in various other legal proceedings and environmental matters. We believe that the resolution of such proceedings and matters, in total, will not have a materially adverse effect on our financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of Holdings’ or Duquesne Light’s security holders during the last quarter of their fiscal years ended December 31, 2004.

PART II

Item 5.	Market for Registrants’ Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Information relating to the market price for Holdings common stock is set forth in Note 22 to the consolidated financial statements hereto, and incorporated herein by reference.

The Holdings board declared quarterly common stock dividends of $0.25 per share in each of 2004 and 2003. (See “Dividends” discussion at Item 7.) At March 1, 2005, there were 48,137 holders of record of our common stock. Holdings common stock is listed and traded on the New York, Philadelphia and Chicago Stock Exchanges.

Duquesne Light common stock is not publicly traded; Holdings owns all 10 shares outstanding. The Duquesne Light board declared quarterly common stock dividends totaling $58 million in 2004 and $65 million in 2003.

We have no program regarding the repurchase of Holdings common stock. However, we repurchase shares in connection with the issuance of so-called “stock swap exercises” of employee stock options or restricted stock in which shares are surrendered or deemed surrendered to Holdings to pay the exercise price and/or to satisfy tax withholding obligations. The following table presents information with respect to such repurchases that occurred during the quarter ended December 31, 2004.

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Oct. 1 - 31	—	$—	—	—

Nov. 1 - 30	—	$—	—	—

Dec. 1 - 31	18,263	$18.915	—	—

Total	18,263	$18.915	—	—

For information regarding equity compensation plans, see Item 12.

Item 6.	Selected Financial Data.

Duquesne Light Holdings	(Millions of Dollars, Except Per Share Amounts)
	2004	2003	2002	2001	2000
Income Statement Items
Total operating revenues (a)	$897.3	$902.8	$1,026.0	$1,142.4	$1,168.8
Operating income (b)	150.7	150.9	95.7	3.8	121.8
Income (loss) from continuing operations before taxes, limited partners’ interest and cumulative effect of change in accounting principle (b) (c)	100.4	110.9	15.1	(121.9)	171.4
Income tax expense (benefit)	20.6	17.7	(11.6)	(77.4)	26.1
Income (loss) from continuing operations (b) (c)	87.2	93.2	26.7	(44.5)	145.3
Cumulative effect of change in accounting principle (d)	—	—	(113.7)	—	15.5
Earnings (loss) available for common stock	87.0	175.5	(215.2)	(153.9)	154.4
Basic EPS from continuing operations (e)	1.14	1.24	0.40	(0.80)	2.30
Basic EPS (e)	1.14	2.34	(3.28)	(2.75)	2.44

Balance Sheet Items
Property, plant and equipment – net	$1,459.4	$1,437.3	$1,425.5	$1,431.5	$1,458.2
Total assets	2,632.8	2,540.8	2,800.8	3,235.7	3,844.2

Capitalization
Common shareholders’ equity	$610.4	$575.4	$452.6	$508.5	$783.8
Preferred and preference stock (f)	146.9	70.7	93.2	85.6	90.9
Duquesne Light obligated mandatorily redeemable preferred securities (g)	—	—	150.0	150.0	150.0
Long-term debt (g) (h)	958.0	977.5	1,082.0	1,184.5	1,337.0

Total Capitalization	$1,715.3	$1,623.6	$1,777.8	$1,928.6	$2,361.7

Dividends declared per share	$1.00	$1.00	$1.34	$1.68	$1.62

(a)	Total operating revenues have declined in 2002, 2003 and 2004 due to the full collection of Duquesne Light’s allocated CTC balance for substantially all rate classes.

(b)	Results have been negatively impacted by asset impairment and restructuring charges recorded in both 2001 and 2002. (See Notes 9 and 18.) Results have been negatively impacted by the Sunbury acquisition termination cost in 2004. (See Note 2.)

(c)	Results have been negatively impacted by investment impairment charges in both 2001 and 2002 (see Note 18) and positively impacted by the gain on the sale of the synthetic fuel facilities in 2000.

(d)	Duquesne Light adopted unbilled revenue accounting in 2000; Holdings changed its method of accounting for goodwill and other intangible assets in 2002. (See Note 1.)

(e)	Beginning in 2002, earnings per share were impacted by the public offering of approximately 17 million shares of common stock. (See Note 16.)

(f)	This reflects the 2004 issuance, at par, of $75 million of Duquesne Light preferred stock. (See Note 15.)

(g)	Adoption of SFAS No. 150 required reclassification to long-term debt.

(h)	Proceeds from the sale of AquaSource were used to reduce long-term debt in 2003.

Duquesne Light Company	(Millions of Dollars)
	2004	2003	2002	2001	2000
Income Statement Items
Total operating revenues (a)	$789.3	$806.1	$944.6	$1,053.6	$1,075.9
Operating income (b)	141.7	155.1	161.5	120.1	170.6
Income before cumulative effect of change in accounting principle	67.8	69.6	75.4	53.4	77.1
Cumulative effect of change in accounting principle (c)	—	—	—	—	15.5
Net income	67.8	69.6	75.4	53.4	92.6
Earnings available for common stock	61.2	66.4	72.1	50.0	89.2

Balance Sheet Items
Property, plant and equipment – net	$1,406.3	$1,382.7	$1,364.9	$1,344.9	$1,344.3
Total assets	2,293.0	2,209.2	2,488.2	2,570.0	2,728.4

Capitalization
Common shareholder’s equity	$531.4	$530.1	$521.0	$526.7	$539.5
Non-redeemable preferred and preference stock (d)	145.9	69.7	69.8	68.2	72.1
Company obligated mandatorily redeemable preferred securities (e)	—	—	150.0	150.0	150.0
Long-term debt (e) (f)	956.4	857.7	959.5	1,061.1	1,060.8

Total Capitalization	$1,633.7	$1,457.5	$1,700.3	$1,806.0	$1,822.4

(a)	Total operating revenues have declined in 2002, 2003 and 2004 due to the full collection of the allocated CTC balance for substantially all rate classes.

(b)	Results have been negatively impacted by restructuring charges recorded in both 2001 and 2002. (See Note 9.) Results have been negatively impacted by the Sunbury acquisition termination cost in 2004. (See Note 2.)

(c)	Duquesne Light adopted unbilled revenue accounting in 2000.

(d)	This reflects the 2004 issuance, at par, of $75 million of Duquesne Light preferred stock. (See Note 15.)

(e)	Adoption of SFAS No. 150 required reclassification to long-term debt.

(f)	Duquesne Light reduced its investment in the DQE Capital cash pool to reduce long-term debt in 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless otherwise stated, the terms “earnings” and “loss” used in this Item 7 refer to after-tax amounts.

RESULTS OF OPERATIONS

We report the following business segments: (1) Duquesne Light’s transmission and distribution of electricity (electricity delivery business segment), (2) Duquesne Light’s supply of electricity through POLR (electricity supply business segment), (3) Duquesne Light’s collection of transition costs (CTC business segment), (4) Duquesne Energy Solutions’ development, operation and maintenance of energy and, for a single customer, synthetic fuel facilities (Energy Solutions business segment), and (5) DQE Financial’s collection and processing of landfill gas and management of structured finance and alternative energy investments (Financial business segment). We also report an “all other” category which includes our other subsidiaries that are below the quantitative threshold for disclosure, and corporate administrative functions, financing, and insurance services for our various affiliates. Operating revenues in our “all other” category are comprised primarily of (i) revenues from DQE Communications, and (ii) revenue from an energy services investment held by DQE Enterprises until its sale in 2002.

Note 21 to the consolidated financial statements shows the financial results of each principal business segment in tabular form. Following is a discussion of these results.

Overall Performance

2004 Compared to 2003

Our 2004 earnings available for common stock were $87.0 million, or $1.14 basic earnings per share, compared to $175.5 million, or $2.34 basic earnings per share, for 2003. The average shares outstanding increased 1.4 million, or 1.9%.

Our earnings from continuing operations available for common stock were $87.2 million, or $1.14 basic earnings per share, in 2004, compared to $92.8 million, or $1.24 basic earnings per share, in 2003.

Duquesne Light’s earnings available for common stock were $61.2 million in 2004, compared to $66.4 million in 2003. The $5.2 million decrease in earnings at Duquesne Light is primarily due to the $4.8 million after-tax charge for the write-off of deposits and deferred costs related to the termination of the Sunbury acquisition.

Earnings from continuing operations at Holdings were also affected by the following:

•	Earnings from DQE Financial decreased $6.8 million from 2003, primarily due to a $9.7 million decrease in earnings from structured lease investments and a $7.0 million after-tax gain, recognized in 2003, on the sale of an investment in a natural gas operating partnership. These decreases were partially offset by an $8.2 million increase in earnings related to our landfill gas business.

•	Earnings from Duquesne Energy Solutions increased $2.4 million primarily due to lower employee compensation costs.

•	Earnings from DQE Communications increased $0.9 million primarily due to revenue growth from new and existing customers.

•	During 2003, DQE Enterprises recorded a $1 million after-tax investment impairment charge. (See Note 18.)

The 2004 loss from discontinued operations was $0.2 million, or zero basic earnings per share, compared to income of $82.7 million, or $1.10 basic earnings per share, in 2003. The 2003 income included a $66.6 million tax benefit related to the use of capital losses generated in connection with the sale of the AquaSource subsidiaries and an $11.5 million after-tax gain related to the increase in fair value of AquaSource’s investor-owned utilities as a result of the sale of these utilities to Aqua America, Inc. (See Note 17.)

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

Duquesne Light’s earnings available for common stock were $66.4 million in 2003, compared to $72.1 million in 2002. The $5.7 million decrease in earnings at Duquesne Light is primarily due to the following:

•	Pittsburgh experienced cooler than normal weather in the summer months of 2003, which resulted in a lower demand for cooling. The net income impact to the electricity delivery segment was $5.6 million of lower earnings as compared to 2002.

•	Although Duquesne Light began operating under its POLR II arrangement (described below) in 2002, only six rate classes became subject to the POLR II arrangement during 2002. All remaining rate classes but one became subject to POLR II in 2003, which was the primary reason for the $5.8 million increase in earnings in 2003 from the electricity supply business segment.

•	Other income was $11.6 million lower in 2003, primarily due to a $7.3 million reduction in interest earnings. The net impact to the electricity delivery segment was a reduction to earnings of $6.8 million as compared to 2002.

The 2003 increase in earnings from continuing operations at Holdings was also affected by the following:

•	Earnings from DQE Financial increased $41.2 million, primarily as a result of $29.8 million of after-tax investment and asset impairment charges recorded in 2002, and an after-tax gain of $7 million in 2003 as a result of the sale of its limited partnership investment in a natural gas operating partnership.

•	Duquesne Energy Solutions’ earnings increased $3.2 million due to higher earnings at its energy facilities, as well as a full year’s income from a new synthetic fuel facility management services contract that commenced in the fourth quarter of 2002.

•	During 2003, DQE Enterprises recorded a $1.0 million after-tax investment impairment charge related to the write-down of two investments in publicly traded businesses from our cost to their fair market values as of June 30, 2003. During 2002, after-tax investment impairment charges totaling $18.1 million were recorded to write down investments in publicly traded businesses from our cost to their fair market values due to an other-than-temporary decline in their market value, and to write off investments in privately held entities which had filed for protection under Chapter 7 of the U.S. Bankruptcy Code. (See Note 18.)

•	During the first quarter of 2002, DQE Communications recorded a $3.5 million after-tax charge related to the write-off of a receivable from a telecommunications customer who filed for bankruptcy protection in March 2002. There were no similar charges during 2003.

Included in Holdings earnings for 2003 was income from discontinued operations of $82.7 million, or $1.10 basic earnings per share, compared to a loss of $127.6 million, or $1.95 basic loss per share, in 2002. The 2003 income included a $66.6 million tax benefit related to the use of capital losses generated in connection with the sale of the AquaSource subsidiaries and an $11.5 million after-tax gain related to the increase in fair value of AquaSource’s investor-owned utilities as a result of the sale of these utilities to Aqua America. The 2002 loss from discontinued operations included the results of both AquaSource and Pro Am, as well as a charge of $100.9 million relating to an impairment of the long-lived assets, and a $21.2 million loss resulting from the sale of Pro Am. (See Note 17.)

A charge of $113.7 million, or $1.73 basic loss per share, from the cumulative effect of a change in accounting principle related to the impairment of goodwill resulting from the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” was recorded as of January 1, 2002. (See Note 1.)

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

2004 Compared to 2003

Electricity Delivery Business Segment. The electricity delivery business segment reported $47.1 million of earnings in 2004, compared to $46.1 million in 2003, an increase of $1.0 million, or 2.2%. This increase was primarily due to higher revenue and lower interest and other charges, partially offset by higher operating expenses in 2004.

Operating revenues are primarily derived from the delivery of electricity, including related excise taxes. Sales to residential and commercial customers are primarily influenced by weather conditions. Warmer summer and colder winter seasons lead to increased customer use of electricity for cooling and heating. Commercial sales also are affected by regional development. Sales to industrial customers are influenced by national and global economic and competitive conditions.

Operating revenues increased by $6.3 million, or 1.9%, compared to 2003. The increase is primarily due to a 2.1% increase in megawatt-hours (MWh) sales from 2003. Residential and commercial sales increased compared to 2003, as the effect of the hotter summer and the extra day due to leap year in 2004 more than offset the warmer 2004 winter.

The following table sets forth MWh delivered to electric utility customers.

MWh Delivered

	(In Thousands)
	2004	2003	Change
Residential	3,886	3,759	3.4%
Commercial	6,522	6,415	1.7%
Industrial	3,229	3,189	1.3%

	13,637	13,363	2.1%

Operating expenses are primarily made up of costs to operate and maintain the transmission and distribution system; meter reading, billing and collection costs; customer service; administrative expenses; and non-income taxes, such as gross receipts, property and payroll taxes. In 2003, we recognized a $4.9 million charge related to vacant leased office space. Operating expenses increased by $7.4 million, or 4.7%, compared to 2003 ($12.3 million after considering the 2003 lease charge). Reasons for this increase include a $7.2 million increase in labor, pension and other fringe benefit costs, a $1.7 million increase in insurance costs, and a $1.7 million increase in billing and collection costs.

Interest and other charges include interest on long-term debt, other interest and preferred stock dividends of Duquesne Light. Interest and other charges decreased $10.8 million, or 17.0%, due to (i) $200 million of debt retirements in late 2003, which reduced interest expense by $11.6 million, and (ii) $151.5 million of 8.375% subordinated debenture redemptions in the first six months of 2004, which reduced interest expense $9.6 million. These reductions more than offset the $7.1 million increase in interest expense resulting from the issuance of $200 million of 5.7% debt in May 2004, and the $3.4 million increase in dividends resulting from the issuance of $75 million of 6.5% preferred stock in April 2004.

Electricity Supply Business Segment. In 2004, the electricity supply business segment reported earnings of $13.7 million, compared with $19.7 million in 2003. The decrease of $6.0 million, or 30.5%, is primarily due to the $4.8 million after-tax charge ($8.3 million pre-tax) incurred by Duquesne Power related to the termination of the Sunbury acquisition.

Operating revenues are derived primarily from the supply of electricity for delivery to retail customers and, to a much lesser extent, the supply of electricity to wholesale customers. Retail energy requirements fluctuate as the number of customers participating in customer choice and their use of electricity changes; an increase or decline in POLR MWh supplied will cause a corresponding change in total revenues and operating expenses. Energy requirements for residential and commercial customers are also influenced by weather conditions; temperature extremes lead to increased customer use of electricity for cooling and heating. Commercial energy requirements are also affected by regional development. Energy requirements of industrial customers are primarily influenced by national and global economic conditions.

Short-term sales to other utilities are made at market rates. These sales result primarily from excess daily energy deliveries to Duquesne Light’s electricity delivery system.

Operating revenues decreased $15.7 million, or 3.5%, compared to 2003, due to the 6.1% decline in POLR MWh. The decline resulted from a higher percentage of our commercial and industrial customers choosing alternative generation suppliers.

The following tables set forth MWh supplied for POLR customers.

MWh Supplied

	(In Thousands) 2004
	POLR I	POLR II	Total
Residential	—	2,886	2,886
Commercial	84	3,707	3,791
Industrial	1,538	850	2,388

	1,622	7,443	9,065

POLR Retention (MWh basis)			66%

MWh Supplied

	(In Thousands) 2003
	POLR I	POLR II	Total
Residential	57	2,673	2,730
Commercial	242	4,110	4,352
Industrial	1,641	931	2,572

	1,940	7,714	9,654

POLR Retention (MWh basis)			72%

Operating expenses consist of costs to obtain energy for our POLR service, gross receipts tax and, beginning in the third quarter of 2004, costs related to Duquesne Power. Operating expenses decreased $13.7 million, or 3.3%, compared to 2003, primarily due to an $11.7 million decrease in purchased power expense. This decrease was caused by the decline in the POLR MWh supplied to customers.

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

The CTC business segment reported earnings of $0.4 million in 2004, compared to $0.6 million in 2003, a decrease of $0.2 million, or 33.3%.

Energy Solutions Business Segment. The Energy Solutions business segment reported earnings of $22.7 million in 2004, compared to $20.3 million in 2003, an increase of $2.4 million, or 11.8%. The 2004 results were positively impacted by reductions in incentive compensation costs paid to former executives of this subsidiary.

Operating revenues for this segment are derived primarily from the facility management services for industrial, airport and synthetic fuel customers. Operating revenues increased $4.9 million, or 7.7%, compared to 2003. The increase was primarily due to a $2.6 million increase in revenues related to the energy facility operations, and a $2.0 million revenue adjustment in 2003 related to a scale calibration deficiency identified and corrected at one of the synthetic fuel facilities.

Operating expenses consist of the operating and maintenance costs to manage the facilities, as well as general corporate overhead. Operating expenses decreased $0.6 million, or 1.8%, compared to 2003, primarily due to a $4.2 million decrease in the incentive compensation costs discussed above. This decrease was partially offset by increased energy commodity costs related to the energy facility operations.

Financial Business Segment. The Financial business segment reported earnings of $26.4 million in 2004, compared to $33.2 million in 2003, a decrease of $6.8 million, or 20.5%. This decrease was due in part to a $9.7 million decrease in 2004 earnings recognized from the structured lease investments as a result of the Internal Revenue Service (IRS) settlement and a $7.0 million after-tax gain recognized in 2003 on the sale of an investment in a natural gas operating partnership. The 2004 decrease was partially offset by a $4.0 million increase in earnings related to operations at the Fresh Kills landfill site that were affected by the settlement reached with the City of New York, increased earnings from equity investments, and higher earnings from increased sales revenues related to landfill gas.

Operating revenues in this business segment are derived primarily from the sale of landfill gas and landfill gas site related services. Operating revenues increased $5.0 million, or 18%, compared to 2003. The increase is the result of a $3.4 million increase in landfill gas sales primarily as a result of an 11.6% increase in average price and a 9% increase in volumes of pipeline quality landfill gas sold in 2004, as compared to 2003. In addition, $1.6 million of revenues are included in the 2004 results that are related to the consolidation of operations of WET as a result of our purchase of the remaining 50% interest in the company in the fourth quarter of 2004. Prior to the purchase, we owned 50% of the company and accounted for the investment using the equity method.

Operating expenses consist of various costs to operate and maintain the landfill gas sites, as well as expenses related to alternative fuel investments. Operating expenses decreased $4.7 million, or 10.4%, compared to 2003, primarily due to a $3.6 million decrease in operating expenses at the landfill sites, and a $3.5 million decrease in expenses related to our limited partnership investment in a synthetic fuel partnership as a result of the sale of 50% of our investment in this partnership in the fourth quarter of 2004. In addition, there was a $1.7 million decrease in legal fees related to the settlement of the Fresh Kills litigation. (See Note 18.) These decreases were partially offset by a $2.4 million expense recognized for a fee due under a contract with an unrelated party, and the consolidation of $1.0 million in operating expenses related to the purchase discussed above.

Other income consists of income from the structured lease, affordable housing and equity investments, and various other gains and losses. Other income decreased $19.9 million, or 67.7%, compared to 2003, primarily due to a $14.9 million decrease in pre-tax earnings from the structured lease investments as a result of the IRS settlement, the 2003 pre-tax gain of $10.8 million related to the sale of the investment in a natural gas partnership previously discussed, and a $6.8 million decrease in other income in 2004 due to the consolidation of the affordable housing investments resulting from the adoption of FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (revised December 2003) (FIN 46R) (see below). These decreases were partially offset by $5.9 million of pre-tax earnings primarily from the debt forgiveness related to the Fresh Kills settlement, a $3.8 million increase in pre-tax earnings from equity investments, and lower expenses related to the affordable housing investments in 2004, as compared to 2003.

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

Income taxes consist of our provision for federal income taxes as well as the tax credits generated from our synthetic fuel limited partnership and landfill gas and affordable housing investments. The income tax benefit decreased $4.8 million, or 16.2%, compared to 2003, due primarily to a $2.9 million decrease in tax credits generated in 2004 from our investment in the synthetic fuel partnership in which we sold 50% of our investment in the fourth quarter of 2004, as discussed above, and a $2.4 million decrease in 2004 tax credits from the Fresh Kills landfill site as the February 2004 settlement reached with the City of New York eliminated our ability to claim future tax credits from this site.

All Other. The all other category reported a loss of $22.5 million in 2004, compared with a $25.2 million loss in 2003. The loss in 2003 included an after-tax impairment charge of $1.0 million.

2003 Compared to 2002

Electricity Delivery Business Segment. The electricity delivery business segment reported $46.1 million of earnings in 2003, compared to $55.3 million in 2002. The 2002 earnings consisted of $57.6 million before an after-tax restructuring charge of $2.3 million. Excluding the restructuring charge, income from the electricity delivery business segment was $11.5 million, or 20.0%, lower in 2003, primarily due to lower operating revenues and other income in 2003.

Operating revenues decreased by $11.6 million, or 3.3%, compared to 2002. The decrease is primarily due to a 3.0% decline in megawatt-hours (MWh) delivered in 2003, which resulted in a $7.6 million decline in revenue.

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

Operating expenses increased by $1.2 million, or 0.8%, compared to 2002. In 2003, pension expense increased $15.4 million, and we recognized a $4.9 million pre-tax charge related to vacant leased office space. These significant increases in expense were partially offset by a $4.3 million reduction in the gross receipts tax expense recognized, due to the reduction in the revenue recovery of this item through the STAS. Costs allocated from Duquesne Light to its affiliates increased $3.2 million from 2002, which reduced the net expenses at Duquesne Light. In addition, compared to 2002, savings of at least $3 million in each of the following areas were achieved: bad debt, legal and meter reading. Other cost savings were achieved in 2003 as a result of the fourth quarter 2002 restructuring.

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

Electricity Supply Business Segment. During the first quarter of 2002, Duquesne Light began operating under POLR II, which extended the POLR service (and the PUC-approved rates for the supply of electricity) beyond the final CTC collection through December 31, 2004. POLR II also permitted Duquesne Light, following CTC collection for each rate class, a margin per MWh supplied. The actual margin earned depended on the mix of rate classes and the number of customers participating in POLR II. Prior to the start of the POLR II arrangement, POLR I was designed to be income neutral.

In 2003, the electricity supply business segment reported earnings of $19.7 million, compared with earnings of $13.9 million in 2002. The increase of $5.8 million, or 41.7%, was primarily due to all significant rate classes being subject to the POLR II arrangement for all of 2003. In contrast, during 2002, these classes became subject to the POLR II arrangement at different times, as their CTC was fully collected.

Operating revenues decreased $22.0 million, or 4.7%, compared to 2002. The decrease is due to commercial and industrial customers’ shopping for their generation supply, causing a decline in the percentage of customer load delivered through our POLR arrangements. The revenue decline attributable to shopping was partially mitigated by the 49% increase in POLR II MWh supplied, for which a higher rate applied.

The following tables set forth MWh supplied for POLR customers.

MWh Supplied

	(In Thousands) 2003
	POLR I	POLR II	Total
Residential	57	2,673	2,730
Commercial	242	4,110	4,352
Industrial	1,641	931	2,572

	1,940	7,714	9,654

POLR Retention (MWh basis)			72%

MWh Supplied

	(In Thousands) 2002
	POLR I	POLR II	Total
Residential	699	2,045	2,744
Commercial	2,355	2,512	4,867
Industrial	2,433	618	3,051

	5,487	5,175	10,662

POLR Retention (MWh basis)			77%

Operating expenses decreased $32.1 million, or 7.2%, compared to 2002 primarily due to a decrease in the MWh supplied for the reasons described above.

CTC Business Segment. The CTC business segment reported earnings of $0.6 million in 2003, compared to earnings of $2.9 million in 2002, a decrease of $2.3 million, or 79.3%. Various customer rate classes had their CTC fully collected between March and September 2002. As of December 31, 2002, the CTC balance had been fully collected for approximately 95% of Duquesne Light’s customers. As of December 31, 2003, the CTC balance had been fully collected for all but one customer class, which represented less than 1% of Duquesne Light’s customers.

Energy Solutions Business Segment. The Energy Solutions business segment reported earnings of $20.3 million in 2003, compared to earnings of $17.1 million in 2002, an increase of $3.2 million, or 18.7%. This increase resulted primarily from higher earnings at the energy facilities as well as a full year of income from a new synthetic fuel facility management services contract that commenced in the fourth quarter of 2002.

Operating revenues increased $8.8 million, or 16.1%, compared to 2002. This increase was principally due to higher synthetic fuel production related to the new services contract discussed above.

Operating expenses increased $3.8 million, or 13.0%, compared to 2002, primarily due to higher employee compensation costs and additional operating expenses associated with the new services contract. These increases were partially offset by decreased operating costs at the energy facilities.

Financial Business Segment. The Financial business segment reported earnings of $33.2 million in 2003, compared to a loss of $8.0 million in 2002, which consisted of income of $21.8 million before after-tax impairment charges of $29.8 million. Absent the impairment charges, earnings increased $11.4 million, or 52.3%. This increase resulted primarily from a $7.0 million after-tax gain on the sale of an investment in a natural gas operating partnership, higher earnings due to higher sales prices for landfill gas and $3.4 million of increased earnings from the synthetic fuel investment.

Operating revenues increased $5.8 million, or 26.4%, compared to 2002. This increase was primarily due to higher sales prices for pipeline quality landfill gas, which increased 61.7%, as the pipeline quality production volume remained relatively consistent between the years.

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

Operating expenses consisted of expenses to operate and maintain our fiber optic based network, expenses to manage our electronic commerce and energy technology portfolio and general corporate expenses. In 2003, operating expenses decreased $14.5 million, or 54.1%, compared to 2002. This decrease was primarily due to the $5.9 million pre-tax receivable write-off discussed above. Expenses also decreased $3.4 million due to the lower fees discussed above and the sale of an energy services investment in the second quarter of 2002. In addition, the capital stock tax liability was reduced by $5.4 million.

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

Accounting for the Effects of Regulation. Duquesne Light prepares its financial statements in accordance with the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” which differs in certain respects from the application of accounting principles generally accepted in the United States of America by non-regulated businesses. In general, SFAS No. 71 recognizes that accounting for rate-regulated enterprises should reflect the economic effects of regulation. As a result, a regulated utility is required to defer the recognition of costs (a regulatory asset) if it is probable that, through the rate-making process, there will be a corresponding increase in future rates. Accordingly, Duquesne Light defers certain costs, which will be amortized over future periods. To the extent that collection of such costs is no longer probable as a result of changes in regulation or competitive position, the associated regulatory assets are charged to expense. (See Note 1.)

Unbilled Electricity Revenues. Holdings and Duquesne Light record revenues related to the sale of electricity when delivery is made to customers. However, the determination of such sales to individual customers is based on the reading of their meters, which Duquesne Light reads on a systematic basis throughout the month. At the end of each month, Holdings and Duquesne Light estimate the amount of electricity delivered to each customer since the date of the last meter reading based on actual daily meter reads or, alternatively, estimated daily use based on rate-specific, statistically estimated, hourly consumption patterns. Unbilled revenues are estimated each month based on the rate class-specific unbilled electricity sales and the corresponding average retail rate. Customer accounts receivable as of December 31, 2004, and 2003, include unbilled revenues of $31.3 million and $29.7 million at Holdings, and $31.1 million and $29.7 million at Duquesne Light.

Impairment of Long-Lived Assets and Investments. We evaluate long-lived assets (including other intangibles) of identifiable business activities and investments for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. In addition to those long-lived assets and investments for which impairment charges were recorded in 2002 and 2003 (see Note 18), others were reviewed for which no impairment was required. For long-lived assets to be held and used, these computations used judgments and assumptions inherent in management’s estimate of undiscounted future cash flows to determine recoverability of the assets. It is possible that a computation under a “held for sale” situation for certain of these long-lived assets could result in a significantly different assessment because of market conditions, specific transaction terms or a buyer’s different viewpoint of future cash flows. For investments, we considered our investee’s cash on-hand, financing abilities, customers, contracts and overall ability to continue as a going concern. No impairment charges were recorded in 2004.

Pension and Other Postretirement Benefit Plan Assumptions. We provide pension benefit plans covering substantially all of our full-time employees. We also provide postretirement benefits for some retired employees. The retiree medical benefits terminate when retirees reach age 65. We account for these benefits in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” We record amounts related to our pension and other postretirement benefit plans based on actuarial valuations. Inherent in those valuations are key assumptions including discount rates, expected returns on plan assets, compensation increases, and health care cost trend rates. These actuarial assumptions are reviewed annually and modified as appropriate. Changes in these assumptions could have a significant effect on our non-cash pension income or expense or on our postretirement benefit costs. The effect of changes in these assumptions is generally recorded or amortized over future periods.

We discounted our future pension and other postretirement plan obligations using a rate of 5.75% as of December 31, 2004, compared to 6.25% as of December 31, 2003. We determine the discount rate by considering the yield rates on corporate high-grade bonds, including relative year-over-year changes. Both the pension and other postretirement plan obligations and related expense increase as the discount rate is reduced.

The assumed rate of return on plan assets in the pension plans is the weighted average of long-term returns forecast for the type of investments held by the plans. As the expected rate of return on plan assets increases, the pension plan expense decreases, however the postretirement plan expense is unaffected as this plan has no assets. For 2003, the assumed rate of return on plan assets in the pension plans was 7.5%. We revised this assumption to 8.0% for both 2004 and 2005 to more closely align with our expected long-term rate of return on plan assets.

Assumed health care cost trend rates have a significant effect on the liabilities for the postretirement plans. The health care trend assumption used in the development of the fiscal 2004 postretirement benefit plan expense was 9.5% for fiscal year 2004, decreasing to an ultimate rate of 4.75% in 2015. In 2003, we modified the postretirement plan design, which, beginning in 2004, provided for greater cost-sharing by the participants.

We believe the assumptions used in recording obligations under the plans are reasonable based on our prior experience, market conditions, and the advice of plan actuaries. See Note 12 to the consolidated financial statements for information about these assumptions, actual performance, amortization of investment and other actuarial gains and losses and calculated plan costs for 2004, 2003 and 2002. As of December 31, 2004, the fair value of the pension plan assets of $715.8 million represented approximately 95% of the projected benefit obligation of our pension plans.

Our pension cost for 2004 was $2.3 million and our expected pension gain for 2005 is $0.7 million. Primarily because of the amortization of previous years’ net investment gains, our pension cost for 2003 and 2002 was negative, resulting in an increase in net income in each year. The increase in our pension cost in 2004 reflects, among other factors, actual losses on the pension fund assets in both 2002 and 2001, compared with an expected annual asset return assumption of 7.5% in each of the years. Although the actual return on plan assets in 2004 of $74.3 million and in 2003 of $120.2 million significantly exceeded the assumed rate of return on plan assets of 8.0% and 7.5%, it does not fully mitigate the shortfall in the actual return on plan assets over the past few years. Our expense or credit for actual pension benefits in future periods will depend upon actual returns on plan assets and the key assumptions we use for future periods.

Pursuant to the actuarial valuations that were performed, we were not required to make cash contributions to our pension plans in 2004, nor will we be required to do so in 2005. (See Note 12.) However, in January 2005, Duquesne Light contributed $32.1 million to the pension plans to meet its regulatory obligation in connection with the PUC’s approval of the recovery of costs associated with an early retirement program in 2001.

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

We file a consolidated U.S. federal income tax return with our subsidiaries, all of whom participate in an intercompany tax sharing arrangement which generally provides that taxable income for each subsidiary be calculated as if it filed a separate return.

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

Derivative Instruments. Duquesne Power has entered into energy commodity contracts in anticipation of fulfilling expected obligations during the POLR III period, and not for trading purposes. At the inception of each contract, management assesses whether the contract qualifies as a derivative and formally documents the appropriate accounting treatment in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted. Generally, contracts that are deemed derivative instruments are required to be marked to market and presented in the financial statements at fair value. However, management may determine if the contracts qualify for the normal purchase and sale exemption as permitted by SFAS No. 133. This exemption permits, at our option, the use of the accrual basis of accounting as opposed to mark-to-market accounting for the contracts.

The energy contracts entered into by Duquesne Power have been determined to be derivative instruments as defined by SFAS No. 133. Duquesne Power accounts for the energy contracts using a combination of accrual and mark-to-market accounting based on contracted volumes and anticipated obligations during the POLR III period.

Under the accrual basis of accounting, recognition of the contract’s fair value is not recorded in the consolidated financial statements until the settlement of the contract has occurred, whereas under mark-to-market accounting, we record the fair value of these contracts as mark-to-market derivative assets or liabilities at the end of every reporting period. We record the changes in the mark-to-market derivative assets or liabilities on a net basis in purchased power in our consolidated statements of income in the period of change.

The fair value of the mark-to-market contracts is estimated through the use of a valuation model using quoted market prices, when available. Such estimates require significant judgment as to assumptions and valuation methodologies deemed appropriate by management. Actual future results may vary from those assumptions utilized in the valuation models, and those variations could have a material impact on our results. (See Note 4.)

Contingent Liabilities. We establish reserves for estimated loss contingencies when it is management’s assessment that a loss is probable and the amount can be reasonably estimated. Reserves for contingent liabilities are based upon management’s assumptions and estimates, advice of legal counsel, or other third parties regarding the probable outcomes of the matter. Should additional information become known, or circumstances change with respect to the likelihood or amount of loss indicating that the ultimate outcome will differ from the estimates, revisions to the estimated reserves for contingent liabilities would be recognized in income in that period. Such contingent liabilities include, but are not limited to, restructuring liabilities (see Note 9), income tax matters (see Note 10), and other commitments and contingencies (see Note 13).

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

If Duquesne Light cannot pay common dividends, we may not be able to pay dividends on our common stock or preferred stock. Payments of dividends on Duquesne Light’s common stock may be restricted by Duquesne Light’s obligations to holders of preferred and preference stock pursuant to Duquesne Light’s articles of incorporation. No dividends or distributions may be made on Duquesne Light’s common stock if Duquesne Light has not paid dividends on its preferred or preference stock. Dividends on Duquesne Light stock may also be effectively limited by the terms of certain financing agreements. Further, the aggregate amount of Duquesne Light’s common stock dividend payments or distributions may not exceed certain percentages of net income if the ratio of total common shareholder’s equity to total capitalization is less than specified percentages. (See Notes 15 and 16.) During 2004, 2003 and 2002, Duquesne Light paid dividends on common stock of $71 million, $69 million and $63.7 million.

Holdings has continuously paid dividends on its common stock since 1953. Annual dividends per share, paid quarterly, were $1.00, $1.00 and $1.51 for the years 2004, 2003 and 2002. Most recently, in the first quarter of 2005 the board of directors declared a quarterly dividend of $0.25 per share (payable on April 1, 2005 to holders of record on March 10, 2005). The board regularly evaluates the dividend policy and sets the amount each quarter. The level of dividends will continue to be influenced by many factors such as, among other things, earnings, financial condition and cash flows from subsidiaries, as well as general economic and competitive conditions.

LIQUIDITY AND CAPITAL RESOURCES

Capital Expenditures

Continuing Operations. In 2004, 2003 and 2002, Duquesne Light spent $83.5 million, $76.1 million and $72.5 million for electric utility construction. In addition, Holdings spent $2.9 million, $1.9 million, and $11.3 million on capital expenditures relating to our other business lines and other investments. We estimate that for the period from 2005 through 2007, Duquesne Light will spend, excluding the allowance for funds used during construction, approximately $500 million to $600 million for electric utility construction related to its transmission and distribution infrastructure, and Holdings will spend approximately $75 million to $100 million, primarily related to investments in landfill gas facilities.

Asset Acquisitions and Dispositions

Continuing Operations. In November 2004, DQE Financial acquired the remaining 50% membership interest in Waste Energy Technology, LLC (WET) for $8.4 million in cash (net of cash received of $0.9 million). In November 2004, DQE Financial also agreed to an early termination of a leveraged lease. In consideration for the termination, DQE Financial received net proceeds of $9.6 million and recorded an after-tax gain of $0.8 million. In October 2004, DQE Financial sold 50% of a limited partnership investment in a synthetic fuel partnership and received $0.8 million in cash at closing and recognized an after-tax gain of $0.5 million. Additional sale proceeds may be received from the buyer through December 2007, but are contingent upon the generation of qualified tax credits related to synthetic fuel production of the partnership. Due to the contingent nature of future sale proceeds, DQE Financial will recognize additional income from this sale as earned. The amount of any additional income to be recorded will depend on the amount of tax credits allocated to the buyer, less the buyer’s portion of required capital contributions to the partnership. In September 2004, DQE Financial also sold an investment in a landfill gas operation and received $2.9 million of cash proceeds at closing, and recognized an after-tax loss of $1.4 million. A portion of the sale is contingent upon the buyer receiving a favorable ruling from the Internal Revenue Service (IRS) by December 31, 2005 on the qualification of the tax credits to be generated. As a result, no gain or loss has been recognized for any additional proceeds to be received related to the contingent portion of the sale.

In February 2003, DQE Financial sold its limited partnership investment in a natural gas operating partnership for $18.5 million and recognized an after-tax gain of $7.0 million. DQE Enterprises received $2.5 million for the sale of stock in three publicly traded companies and recognized an after-tax gain of $0.6 million. Duquesne Light sold its 50% investment in a small coal mining operation for $1.4 million, which resulted in an after-tax gain of $0.4 million.

In 2002, we sold a significant portion of our remaining affordable housing portfolio, receiving proceeds of approximately $17 million, which approximated book value. Duquesne Light received $1.3 million from the sale of securities and recognized an after-tax gain of $0.8 million. Duquesne Light received $1.3 million from the sale of a building and recognized an after-tax gain of $0.3 million. We also received $3.4 million for the sale of an electronic commerce investment, which approximated book value.

Discontinued Operations. In May 2004, AquaSource repurchased the minority interest held by an unrelated party for approximately $8.2 million. This caused a corresponding decline in the discontinued operations liabilities on the consolidated balance sheets.

In July 2003, AquaSource closed the sale of its investor-owned water utilities (and certain related contract operations) to Aqua America for a purchase price of approximately $178 million in cash, after working capital and purchase price adjustments, including the one described below. AquaAmerica also assumed debt of $10.4 million associated with the business. Unable to resolve purchase price adjustment issues regarding rate base and customer connections, AquaSource and Aqua America agreed to arbitrate their dispute. In August 2004 the arbitration panel found in Aqua America’s favor, reducing the final purchase price by approximately $12 million. The resulting payment to Aqua America had been reserved for, and accordingly did not have a material adverse effect on our financial position or results of operations. This $12 million payment caused a corresponding decline in the discontinued operations liabilities on the consolidated balance sheets.

On April 30, 2003, AquaSource closed the sale of a water utility subsidiary to California Water Services Group, receiving $7.5 million of proceeds at closing, though subsequent purchase price adjustments reduced the net amount to $6.1 million. Also on April 30, 2003, the Alabama contract operations were terminated and AquaSource received $0.9 million of proceeds. On March 31, 2003, AquaSource closed the sale of its water and wastewater utility construction business to former members of AquaSource management for approximately $8 million, of which $3.3 million was a promissory note, which was paid in full in January 2005. Also in the first quarter of 2003, AquaSource sold its New England contract operations for approximately $1.3 million.

On November 22, 2002, we sold the majority of AquaSource’s contract operations business to Southwest Water Company for $10.3 million. Southwest Water also assumed $2.5 million in debt associated with the business.

We sold various assets in 2002, including several wastewater facilities and real property, and received proceeds of approximately $6 million, which approximated book value. In addition, we sold Pro Am’s propane distribution business for approximately $42 million, $32 million of which was paid in cash at the closing. (See Note 17.)

Financing

Holdings’ debt and equity financing activity in 2004 was as follows:

	Issuances	Retirements
DQE Capital 8.375% PINES	$—	$100.0
Duquesne Light 5.7% FMB’s	200.0	—
Duquesne Light 6.5% Preferred Stock	75.0	—
DQE Financial 8% Fresh Kills Note	—	21.4
Duquesne Light 8.375% Debentures	—	151.5

Total	$275.0	$272.9

Net Change		$2.1

In October 2004, DQE Capital Corporation fully redeemed $100 million principal amount of its 8.375% public income notes (PINES), due 2039, at par. A $1.9 million after-tax charge related to the write-off of unamortized, original issuance costs of the PINES was recorded in the fourth quarter of 2004.

In May 2004, Duquesne Light issued $200 million of 5.7% first mortgage bonds due 2014. Proceeds were used to redeem the remaining $75 million of MIPS (discussed below), repay the remaining $40 million of outstanding revolving credit facility borrowings, replenish cash, and to fund general corporate purposes.

In April 2004, Duquesne Light issued 1.5 million shares of 6.5% Preferred Stock ($50 par and involuntary liquidation value per share). The net proceeds of approximately $73 million were used to partially repay short-term borrowings under Duquesne Light’s credit facility and to redeem long-term debt.

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

During 2004, Duquesne Light redeemed $151.5 million of its 8 3/8% Subordinated Deferrable Interest Debentures, Series A, due May 31, 2044 held by Duquesne Capital, L.P., a special purpose subsidiary of Duquesne Light. Simultaneously, Duquesne Capital redeemed $150 million principal amount of its 8.375% Cumulative Monthly Income Preferred Securities, Series A (MIPS).

Liquidity

We are focused on building a strong liquidity position and strengthening our balance sheet, thereby improving our credit profile. We believe that cash on hand, operating cash flows, access to debt and equity capital markets, and bank borrowing capacity provide sufficient resources to fund our ongoing operating requirements, ongoing capital expenditures, and estimated future infrastructure investments. We anticipate needing a minimum of $250 million over the next three years beyond the amount generated from our operations to fund Duquesne Light’s estimated infrastructure improvements and DQE Financial’s capital expenditures. We expect to raise these additional funds through the issuances of debt and/or equity in 2005 and 2006, as necessary. Our cash flows from operations and our cost-effective access to bank and capital markets are subject to risks and uncertainties, including but not limited to, those outlined in “Forward-Looking Statements.”

Available cash at all subsidiaries, including Duquesne Light, is deposited in the DQE Capital cash pool. Duquesne Light’s investments in or withdrawals from this cash pool are reflected as cash flows from investing activities on its separate company consolidated statements of cash flows.

Bank Credit Facilities. In September 2004, Holdings and Duquesne Light entered into new unsecured credit facilities expiring in September 2007. Holdings’ $175 million facility replaced its prior $110 million, 364-day revolver. Duquesne Light’s amended and restated $100 million facility replaced its prior $180 million, 364-day revolver. Both credit facilities permit borrowings at interest rates of LIBOR (plus a margin of 0.75 % to 2.00%) or an alternate base rate, as defined in the credit facilities (plus a margin from 0.0% to 1.00%). Both credit facilities have commitment fees that range from 0.125% to 0.30% of the remaining available amount. Interest rates and commitment fees are based on the borrower’s then-current senior unsecured credit rating. Both credit agreements are subject to cross-default if the borrower or any of its subsidiaries defaults on any payment due under any indebtedness exceeding $50 million. Undrawn amounts under both credit agreements are fully available for the issuance of letters of credit.

Under our credit facilities, we are subject to financial covenants requiring each of Holdings and Duquesne Light to maintain a maximum debt-to-capitalization ratio of 65%, as defined in the facilities. In addition, Holdings is required to maintain a minimum coverage ratio of 2-to-1, as defined in the facilities. At December 31, 2004, we were in compliance with these covenants.

At December 31, 2004, our total borrowing capacity under our credit facilities and the use of this borrowing capacity were as follows:

	Committed Capacity	Borrowed	LOCs Issued	Available Capacity
Holdings	$175.0	$—	$58.8	$116.2
Duquesne Light	100.0	—	10.4	89.6

Total	$275.0	$—	$69.2	$205.8

During 2004, for both Holdings and Duquesne Light, the maximum amount of credit facility borrowings outstanding was $120 million (all at Duquesne Light), the average daily borrowings were $18.6 million and the weighted average daily interest rate was 2.3%. At December 31, 2004, Holdings had $7.5 million and Duquesne Light had $13.2 million of outstanding letters of credit (LOCs) unrelated to the credit facilities.

At February 28, 2005, our total borrowing capacity under our credit facilities and the use of this borrowing capacity were as follows:

	Committed Capacity	Borrowed	LOCs Issued	Available Capacity
Holdings	$175.0	$—	$68.8	$106.2
Duquesne Light	100.0	—	10.4	89.6

Total	$275.0	$—	$79.2	$195.8

In addition, at February 28, 2005, Holdings had $7.5 million and Duquesne Light had $12.7 million of outstanding LOCs unrelated to the credit facilities.

Current Maturities of Long-Term Debt. None of Duquesne Light’s long-term debt is scheduled to mature before 2008. The Holdings’ current maturities represent scheduled principal payments on other long-term debt.

Credit Ratings. Moody’s Investors Service, Inc., Standard & Poor’s Ratings Services (S&P), and Fitch Ratings periodically review the credit ratings on the debt and preferred securities of Holdings and its subsidiaries. Based on their respective reviews, the rating agencies may make certain ratings revisions. These ratings are not a recommendation to buy, sell or hold any securities of Holdings, Duquesne Light or their subsidiaries, may be subject to revisions or withdrawal by the agencies at any time, and should be evaluated independently of each other and any other rating that may be assigned to our securities.

In the first quarter of 2003, S&P reduced Holdings’ and Duquesne Light’s short-term corporate credit and commercial paper ratings by one level, thereby effectively restricting our access to the commercial paper market. These ratings downgrades do not limit our ability to access our credit facilities.

Ratings Triggers. Holdings and its subsidiaries do not have material liquidity exposures caused by a ratings downgrade below “investment grade” that would accelerate the due dates of borrowings or cause collateral to be posted under Duquesne Power’s power purchase agreements.

Holdings Preferred Stock, Series A

As of December 31, 2004, 66,149 shares ($6.6 million) of Holdings preferred stock were outstanding and included in other current liabilities on the balance sheet. (See Note 15.) Each outstanding share is redeemable for cash or convertible at our option into the number of shares of our common stock computed by dividing the preferred stock’s $100 per share liquidation value by the five-day average closing sales price of common stock for the five trading days immediately prior to the conversion date.

Each outstanding share of Holdings preferred stock will automatically be converted on the first day of the first month commencing after the sixth anniversary of its issuance. On January 1, 2005, we converted 41,183 shares into 216,273 shares of common stock; on February 1, 2005, we converted 23,960 shares into 130,297 shares of common stock. The final 1,006 shares will be converted on April 1, 2005.

OFF-BALANCE SHEET ARRANGEMENTS

Except for the guarantees discussed in Note 13, neither Holdings nor Duquesne Light has any material off-balance sheet arrangements. As a wholly owned subsidiary of Holdings, Duquesne Light is involved in various transactions with affiliates. (See Notes 1 and 19.)

Contractual Obligations and Commitments

As of December 31, 2004, we have certain contractual obligations and commitments that extend beyond 2005, the amounts of which are set forth in the following table:

Payments Due By Period

	(Millions of Dollars)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt – Principal
Duquesne Light	$956.4	$—	$—	$40.0	$916.4
Other Affiliates (a)	1.8	0.2	0.5	0.6	0.5
Long-Term Debt – Interest
Duquesne Light (b)	555.2	43.2	86.4	81.6	344.0
Other Affiliates	0.3	0.1	0.1	0.1	—
Energy Commodity Contracts – Duquesne Light	778.1	264.7	513.4	—	—
Operating Leases
Duquesne Light	28.9	4.1	8.4	7.8	8.6
Other Affiliates	53.6	4.2	8.4	9.8	31.2
IRS Settlement Payment	50.9	50.9	—	—	—
Pension Funding Commitment – Duquesne Light (c)	32.1	32.1	—	—	—
Legacy Liability Obligations – Duquesne Light	32.1	4.3	5.2	4.3	18.3
Restructuring
Duquesne Light	2.5	1.3	1.2	—	—
Holdings	0.5	0.5	—	—	—

Total	$2,492.4	$405.6	$623.6	$144.2	$1,319.0

(a)	Includes current maturities. Does not include Holdings’ demand note held by Duquesne Light, which is eliminated in the consolidation of Holdings.

(b)	Variable rate interest obligations are based on the weighted average floating rate for 2004.

(c)	Paid in January 2005.

RATE MATTERS

Competitive Transition Charge and Provider of Last Resort

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

Customers under special contracts, as well as a single customer class (comprised of two industrial customers), continue to receive electric generation through Duquesne Light’s POLR I supply arrangement with Orion, which was designed to be an income neutral arrangement. These two industrial customers are the only customers from which Duquesne Light continues to collect the CTC. The transition costs are being amortized over the same period that the CTC revenues are being recognized. Duquesne Light is allowed to earn an 11.0% pre-tax return on the remaining uncollected CTC balance.

Until December 31, 2004, POLR customers from whom the CTC had been fully collected received their generation supply through POLR II. Duquesne Light earned a margin per MWh supplied under POLR II.

Currently, most customers who do not choose an alternative generation supplier are served through Duquesne Light’s POLR III plan, which became effective January 1, 2005. Under POLR III, residential and small commercial customers receive electric supply through December 31, 2007 at fixed rates approximately 11.5% above POLR II generation rates. For our large commercial and industrial customers, the current POLR III supply options are either a fixed price service based upon the results of a competitive request-for-proposal process, or an hourly price service that passes through real-time spot market electricity prices. Duquesne Light receives an adder as compensation for costs and risks involved in providing energy to these customers.

The following table provides selected financial and operating statistics for 2004 for the customer groups described above. The POLR II net income of $19.7 million shown in the table below represents the net income generated from Duquesne Light’s POLR II arrangement, which permits Duquesne Light a margin per MWh supplied. Note 21 to the consolidated financial statements shows the net income of the supply business segment for 2004 to be $13.7 million. The table below excludes the $4.8 million after-tax acquisition termination costs related to the termination of the Sunbury acquisition, as well as $1.2 million of after-tax costs incurred by Duquesne Power that are not related to Duquesne Light’s POLR II arrangement.

	Residential & Small Commercial	Large Commercial & Industrial	Total
	(In Thousands)
Customers	586	1	587
MWh delivered	7,234	6,403	13,637
MWh supplied	5,322	3,743	9,065
POLR Retention	74%	58%	66%

	(Millions of Dollars)
POLR revenue	$285.7	$148.8	$434.5
POLR II net income	$15.1	$4.6	$19.7

PJM Participation

Duquesne Light joined PJM effective January 1, 2005, as part of its commitment to ensuring reliability to its customers. Energy pricing within PJM now includes the costs or benefits of transmission congestion experienced at each location within the region. This is known as locational marginal pricing. An auction-based system of financial transmission rights (FTR) allows participants to hedge congestion risks. FTR holders are paid or charged the day-ahead congestion value of the transmission path for which they hold an FTR. Upon joining PJM, Duquesne Light received certain FTRs for the period January 1, 2005 through May 31, 2005. These FTRs have been determined to be derivative instruments, and will be accounted for using mark-to-market or hedge accounting. Duquesne Light allocated some of its FTRs to its suppliers: (i) Duquesne Power, as part of its full-requirements contract to serve Duquesne Light’s residential and small commercial POLR load, and (ii) the fixed-price service suppliers for the large commercial and industrial POLR III customers.

PJM members are required to obtain “unforced capacity credits” to ensure that the peak demand for electricity by each member’s customers is backed up by a generation source within PJM. As a result of its full requirements energy supply contract for both Duquesne Light and Duquesne Light Energy, Duquesne Power has contracted for capacity credits with a notional amount of approximately $30 million as of December 31, 2004 to meet a significant portion of this projected megawatt capacity obligation.

The FERC has issued a series of orders eliminating the regional through and out rates (RTOR) for certain transmission services between the Midwest Independent System Operator (MISO) and PJM effective December 1, 2004. A transitional pricing mechanism called the seams elimination charge adjustment (SECA) will be put in place through April 2006 in order to compensate transmission owners for the estimated revenue lost as a result of the elimination of the RTOR. Each PJM zone, including the Duquesne Light zone, will be allocated a portion of the SECA based on transmission services provided to that zone in 2002 and 2003. On February 10, 2005, the FERC issued an order accepting certain compliance filings that implement the SECA for other (i.e., non-Duquesne Light) PJM zones, subject to refund and surcharge, as appropriate, and setting the case in its entirety for a formal hearing. We expect that SECAs in the Duquesne Light zone will be treated in a similar fashion by the FERC, and likely will be consolidated with the on-going hearing for the other zones. For Holdings and affiliates, the effective date of the SECAs will not be earlier then January 1, 2005. It is anticipated that the case may take over a year to reach a final decision. There are several unresolved matters and legal challenges to the SECA itself that are pending before the FERC on rehearing. It is not known when the FERC will issue an order on these requests for rehearing. We have been notified by PJM that billings for SECA charges will not occur before the March 2005 PJM billing cycle.

Through its hearing process, the FERC will determine both the total amount of SECA charges applicable to the Duquesne Light zone, and the appropriate allocation of those charges among load-serving entities in the Duquesne Light zone (including Duquesne Light, DLE and other competitive retail suppliers). The proposed SECA charges, when filed and accepted by the FERC and billed by the appropriate entities, must be paid by load-serving entities within the Duquesne Light zone on a current basis. If the FERC ultimately adopts a SECA level and allocation method that differs from the proposed charges initially accepted by the FERC for billing purposes, refunds or surcharges will be used to compensate or charge the appropriate entity for the difference between the amounts initially accepted by the FERC and the amounts ultimately determined to be just and reasonable by the FERC.

The total SECA charge for the Duquesne Light zone is not yet known because charges for the April 2005 through April 2006 period have not yet been filed. However, using data applicable to the January through March 2005 period, the total SECA charges for the Duquesne Light zone for the entire January 2005 through April 2006 period could be as much as the sum of (i) $19 million in charges assessed by transmission owners in MISO, and (ii) $26 million in net charges assessed by transmission owners in PJM. During March 2005, Duquesne Light (together with other PJM participants) filed with the FERC a proposed allocation of SECA charges among load-serving entities within the Duquesne Light zone. Under that proposal, Duquesne Light would, using 2002 data applicable to the January through March 2005 period, be allocated approximately (i) $12 million of the charges from MISO transmission owners, and (ii) $2 million of the net charges from PJM transmission owners. The other load-serving entities in the Duquesne Light zone would be allocated the remainder of such charges, with DLE’s allocation of combined MISO and PJM charges expected to be approximately $1 million. The FERC is expected to act on this filing within 60 days. If the FERC accepts the filing, each load-serving entity within the Duquesne Light zone would be required to pay its allocated share of the SECA, subject to refund or surcharge pending final resolution by the FERC of disputes over appropriate level and allocation of SECA charges.

In addition to the allocation of SECA charges among load-serving entities within the Duquesne Light zone, there are a number of issues that could affect the total level of charges to load-serving entities in the Duquesne Light zone. For example, Duquesne Light has argued that a significant portion of the charges from MISO transmission owners (approximately $16 million of the estimated $19 million) should not be allocated to the Duquesne Light zone because they represent transmission revenues that would have terminated even if the RTOR had not been eliminated. If the FERC agrees with Duquesne Light on this issue, the SECA charges applicable to the Duquesne Light zone could be significantly reduced. There are other issues that have been or may be raised by Duquesne Light and other parties that also could affect the total amount of SECA charges for the Duquesne Light zone that are ultimately approved by the FERC. We will continue to pursue all avenues available to us to eliminate or reduce the SECA obligations. In addition, Duquesne Light believes it will recover these costs from its retail customers and will seek recovery once these issues are resolved by the FERC.

OUTLOOK

Building on the Basics. As part of a focused strategy to build on successes at our core, regulated electric utility business, we have identified three major initiatives to enhance our financial strength.

•	Investing in Duquesne Light’s transmission and distribution infrastructure.

•	Supplying electricity to customers.

•	Modestly growing our complementary businesses, primarily through landfill gas site expansion and development.

Infrastructure; Transmission and Distribution Rate Cases. Duquesne Light’s future success depends on its ability to continue delivering electricity to its customers safely and reliably. Going forward, this means investing in infrastructure. While we believe we have done a good job maintaining our infrastructure, significant investment is required if we are to be able to maintain our high standards for reliability and continue to provide a high level of customer service.

The Department of Energy recently projected that national electricity demand will grow by 20% over the next decade, while the current pace of national infrastructure investment is only growing by 6%. In response, Congress is considering mandating reliability standards for the power transmission grid. We have conducted an extensive assessment of our system requirements and have identified a number of projects that need to be completed to maintain the reliability and quality of our service.

As a regulated utility, Duquesne Light may only change its transmission or distribution rates by applying, through the rate case process, to the FERC or the PUC for approval. The goal of a rate case is to establish customer rates such that the utility (i) recovers its costs of providing the service, (ii) recovers its costs of investing in the transmission and/or distribution infrastructure, and (iii) earns a reasonable and fair return on that investment. During a rate case, the utility must prove that its proposed rate increase is needed by showing its costs during a given test year. The utility’s costs and expenditures are reviewed and challenged during this process. A rate case also considers a utility’s rate of return on its investment, as well as its costs of financing, in order to derive its annual revenue requirement. The rates ultimately set are intended to give the utility a reasonable chance to achieve its revenue requirement.

Since customer choice was instituted in Pennsylvania in 1996, rate caps have prevented recovery of any new investment in transmission and distribution. The last Duquesne Light rate case involving transmission and distribution costs dates back to 1987. Our transmission and distribution rate freeze expired at the end of 2003. We plan to file transmission and distribution rate cases in 2006 or 2007.

Financial Restructuring. Duquesne Light plans to finance its additional infrastructure investments in a prudent manner to minimize financing costs while maintaining the integrity of its capital structure. Currently, Duquesne Light’s capital structure (common equity component of 32.5% at December 31, 2004) cannot support the issuance of additional debt or preferred stock to finance the infrastructure investments because it could impair its credit profile, resulting in limited access to capital markets and higher borrowing costs. Consequently, increased equity and/or reduced debt will be needed at Duquesne Light to strengthen its balance sheet. All of the common stock of Duquesne Light is held by Holdings. Accordingly, any increase in common equity at Duquesne Light will be provided by Holdings. Holdings’ capitalization structure reflects the consolidation of all of its subsidiaries, including Duquesne Light. The effects on Holdings’ capital structure resulting from increasing Duquesne Light’s common equity will depend on the manner in which Holdings obtains and deploys the funds, as explained below.

In 2000, Duquesne Light received approximately $1 billion in net proceeds from selling its electric generating assets. Duquesne Light had previously issued tax-exempt pollution control revenue bonds (PCRBs) to finance pollution control assets at those generation stations. Duquesne Light decided to keep the low-cost PCRBs outstanding and loaned $250 million of the sale proceeds to Holdings. In addition, $200 million was paid to Holdings as a special dividend. As a result, the equity component of Duquesne Light was significantly reduced by the combined effects of keeping the PCRBs outstanding and paying the dividend to Holdings. The PCRBs and the $250 million intercompany note remain outstanding as of February 28, 2005.

Holdings plans to repay the $250 million intercompany loan and increase the equity component of Duquesne Light’s capitalization. In order to raise funds to repay the intercompany note, Holdings plans to issue up to $320 million of replacement debt. Duquesne Light will use the proceeds from the repayment of the intercompany note to retire a like amount of its PCRBs, which will reduce the debt component of its capitalization. Holdings’ equity will remain unchanged with the simultaneous issuance and retirement of the same amount of debt on a consolidated basis. This financial restructuring should result in higher credit ratings, improved access to the capital markets and lower borrowing costs for Duquesne Light and its ratepayers.

Energy Supply Opportunities. Energy supply has been a major source of earnings for the last three years. It will continue to be an important element of our strategic plan for the next three years and, given the right regulatory treatment, beyond. We will seek to maximize the retention of customers, either through POLR III or through Holdings’ electric generation supplier, DLE.

Landfill Gas Opportunities. We continue to improve the underlying operations of our key landfill gas business. We now own 100% of WET, a nationally recognized firm specializing in landfill gas engineering, design, construction and operation. We also now manage the operations of certain key landfill gas production facilities and have strategically invested modest capital dollars to maximize our existing production capacities. In addition, we have reduced operating costs and improved relationships with key stakeholders, such as landfill owners and pipeline customers. Today, we have a business case that supports owning these assets well beyond the expiration of the Section 29 tax credit generation period.

At Duquesne Light Holdings, we are committed to delivering value for shareholders by continuing to build on the successes we have achieved at the core electric utility and complementary businesses.

FORWARD-LOOKING STATEMENTS

The preceding sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain forward-looking statements, the results of which may materially differ from those implied due to known and unknown risks and uncertainties, some of which are discussed below.

•	Cash flow, earnings, earnings growth, capitalization, capital expenditures and dividends will depend on the performance of Holdings’ subsidiaries, and board policy.

•	Demand for and pricing of electricity and landfill gas, changing market conditions and weather conditions could affect earnings levels.

•	Duquesne Light’s earnings (including any POLR margin) will be affected by the number of customers who choose to receive electric generation through POLR III, by our ability to negotiate appropriate terms with suitable generation suppliers, and by the performance of these suppliers.

•	Projected POLR supply requirements will depend on POLR customer retention, which in turn may depend on market generation prices, as well as the marketing efforts of competing generation suppliers.

•	Transmission and distribution rate base and earnings will depend on the ultimate structure of our rate cases, which in turn will be subject to PUC and FERC review and approval. Earnings will also be affected by rate base, equity and allowed return levels.

•	RTO rules and FERC-mandated transmission charges could affect earnings.

•	Changes in electric energy prices could affect earnings as the recorded value of our mark-to-market energy commodity contracts fluctuates.

•	The amount and timing of any debt reduction or refinancing will depend on the availability of cash flows and appropriate replacement or refinancing vehicles.

•	The amount and timing of any securities issuance (debt or equity) will depend on financial market performance.

•	The credit ratings received from the rating agencies could affect the cost of borrowing, access to capital markets and liquidity.

•	Customer energy demand, fuel costs and plant operations could affect Duquesne Energy Solutions’ earnings.

•	Competition and operating costs could affect earnings and expansion plans in our landfill gas business.

•	The outcome of the shareholder litigation initiated against Holdings may affect performance.

•	Earnings with respect to synthetic fuel operations, landfill gas and affordable housing investments will depend, in part, on the continued viability of, and compliance with the requirements for, applicable federal tax credits.

•	Demand for dark fiber will affect DQE Communications’ earnings.

•	The final resolution of proposed adjustments regarding state income tax liabilities (which could depend on negotiations with the appropriate authorities) could affect financial position, earnings, and cash flows.

•	Overall performance by Holdings and its affiliates could be affected by economic, competitive, regulatory, governmental and technological factors affecting operations, markets, products, services and prices, as well as the factors discussed in Duquesne Light Holdings’ SEC filings made to date.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of financial loss that may impact our consolidated financial position, results of operations or cash flows due to adverse changes in market prices and rates.

Both Holdings and Duquesne Light have potential market risk exposures to interest rate risk, commodity price risk and credit/default risk. Holdings also faces the potential risk of Section 29 tax credit phase-out. Holdings and Duquesne Light have risk management procedures to monitor and assist in controlling these market risks and may use derivative and other instruments to manage some of these exposures.

Interest Rate Risk. We manage our interest rate risk by balancing our exposure between fixed and variable rates and exploring strategic opportunities to lock in favorable interest rates on anticipated debt offerings, while attempting to minimize our interest costs.

Currently, the variable interest rate debt for Holdings and for Duquesne Light is $320.1 million, which represents approximately 33.5% of both Holdings’ and Duquesne Light’s long-term debt. This variable rate debt is low-cost, tax-exempt debt with an average variable interest rate of 1.6% for the year ended December 31, 2004. We also manage our interest rate risk by retiring and issuing debt from time to time and by maintaining a range of maturity dates. A 10% increase in interest rates would have affected both Holdings’ and Duquesne Light’s variable rate debt obligations by increasing interest expense by approximately $0.6 million, $0.3 million and $0.4 million for the years ended December 31, 2004, 2003 and 2002. A 10% reduction in interest rates would have increased the market value of fixed-rate debt by approximately $29 million for both Holdings and Duquesne Light as of December 31, 2004. Such changes would not have had a significant near-term effect on our future earnings or cash flows.

Commodity Price Risk. Both Holdings and Duquesne Light are exposed to commodity price risk arising from market price fluctuations in electricity supply. We manage this risk by entering into energy commodity contracts, principally through Duquesne Power.

The energy commodity contracts have been structured to begin and end during the POLR III time period. As of December 31, 2004, energy purchase contracts have a total notional value of approximately $748 million. For load shaping purposes, Duquesne Power also entered into energy contracts to sell power obtained in excess of its anticipated supply obligations, primarily during off-peak periods. As of December 31, 2004, these sale contracts have a notional value of approximately $23 million. The net result of these transactions is that, as of December 31, 2004, Duquesne Power had secured a substantial portion of the combined expected load obligation for its full-requirements contracts with Duquesne Light and DLE through 2007.

If Duquesne Power does not enter into contracts for the remaining portion of its anticipated obligations, it will acquire the necessary supply through spot market purchases, and will therefore be exposed to market risk. Assuming Duquesne Power were to make such spot market purchases, we performed a sensitivity analysis using a hypothetical 10% increase in the projected forward market prices of electricity supply in our valuation model. The analysis indicated that such market movements would change the projected cost of acquiring electricity supply by approximately $12 million for the POLR III period through 2007. The projected forward market prices used in our valuation model are derived from broker quotes and industry publications with comparable delivery point prices within PJM for both on-peak and off-peak power. Our valuation model seasonalizes annual or quarterly prices based on historical trends. Actual costs in the future may differ significantly from our analysis, however, based on changes in the timing and amount of commodity price fluctuations and our actual exposures.

All of the energy contracts are classified as derivative instruments under SFAS No. 133, as amended and interpreted. As of December 31 2004, the fair value of the sale contracts and certain purchase contracts (with a notional value of approximately $225 million) have been recorded as mark-to-market derivative assets or liabilities in the consolidated financial statements. The remaining purchase contracts (with a notional value of approximately $523 million) qualify for accrual accounting under the normal purchase and sale exemption.

The mark-to-market contracts are exposed to commodity price risk based on price changes in the forward energy market. Therefore, as the forward market prices change, so will the fair value of these contracts. A hypothetical 10% increase in the projected forward market prices of electricity supply would increase the fair value of our mark-to-market energy contracts by approximately $20 million, while a corresponding 10% decrease would decrease the fair value of our mark-to-market energy contracts by approximately $20 million as of December 31, 2004.

As a result of fixed POLR prices for our residential and small commercial customers through December 31, 2007, and customers being able to initiate switches to and from POLR service, we have an additional risk of loss. Specifically, customers could opt for POLR service in a period of high energy prices or leave POLR service for an alternative generation supplier in a period of low energy prices. Significant changes in customer switching behavior could cause Duquesne Power’s energy supply portfolio to be disproportionate to its full requirements obligations to Duquesne Light. Accordingly, Duquesne Power could be required to purchase or sell power in periods of high or low prices which could result in a loss.

We mitigate this risk as part of our overall risk management strategy by contracting for firm energy purchases within a range of probabilities based on historical customer retention rates and switching trends along with projected forward energy prices.

Credit/Default Risk. Our credit risk is the exposure to the possibility of economic loss that would occur as a result of nonperformance by counter-parties of their contractual obligations.

As part of our overall risk management strategy, Duquesne Power has entered into fixed-price energy contracts with eight investment-grade suppliers and has contracted for unforced capacity credits from five suppliers.

As of December 31, 2004, Duquesne Power has contracted to purchase from one supplier approximately 53%, 54% and 41% of the notional values of the energy commodity contracts for the years ended December 31, 2005, 2006 and 2007, with no other supplier representing as much as 20% for each of the respective years.

Duquesne Power’s energy commodity contracts contain certain safeguards designed to mitigate potential losses by requiring collateral to be posted by either party depending on changes in energy or capacity prices. Due to decreases in the forward market price of electricity supply from the inception of certain energy contracts, we have posted $10 million of collateral with one counter-party as of February 28, 2005.

Duquesne Light purchases energy and capacity, beginning January 1, 2005, under a full-requirements contract from two investment grade suppliers for sale to its large commercial and industrial customers receiving fixed-price POLR III service. Duquesne Light’s contracts only require collateral to be posted by the counter-party. As of February 28, no collateral was required to be posted under these contracts.

In addition to collateral postings, supplier default risk is further mitigated by accelerated damage payment terms. If a supplier fails to deliver the contracted power, we may exercise our right to force the supplier to compensate us for the difference between the market price and the contracted price of power. If such supplier would fail to make the accelerated damage payments, the supplier would be in default and we would be permitted to apply any funds due that supplier against our excess energy costs.

Other than large commercial and industrial POLR III customers on hourly-priced service, Duquesne Light is obligated to serve its POLR III customers at fixed rates. Duquesne Power is also contractually obligated to serve its customers, Duquesne Light and DLE, at fixed rates. If an energy supplier to Duquesne Light or Duquesne Power were to default on its contract, we could potentially be acquiring energy and/or capacity at a cost in excess of our revenues, resulting in a loss, if the collateral provisions were not sufficient to cover such excess.

If this would occur it is uncertain, under the current PUC-approved POLR III arrangement, that Duquesne Light could pass any additional costs related to these energy and capacity purchases on to its customers.

Tax Credit Phase-Out. Section 29 tax credits are subject to a phase-out provision that could reduce tax credits as the average annual wellhead price per barrel of domestic crude oil increases into an inflation-adjusted phase-out range. For 2003, the tax credit would have begun to phase-out when the annual average wellhead price per barrel of domestic crude oil exceeded $50.14 per barrel and would have been completely phased out when the annual average wellhead price per barrel of domestic crude oil reached $62.94 per barrel. The 2004 inflation adjustment has not been published by the IRS but based on the prices of oil during the year, we do not believe that a phase-out of the credit for 2004 will occur. We cannot predict the level of domestic crude oil prices for 2005 nor whether a phase-out of the credit is likely to occur.

Item 8.	Consolidated Financial Statements and Supplementary Data.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Duquesne Light Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Duquesne Light Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, retained earnings, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Duquesne Light Holdings, Inc. and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, Duquesne Light Holdings, Inc. changed its method of accounting for goodwill and other intangible assets.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 24, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania March 24, 2005

To the Board of Directors and Shareholder of Duquesne Light Company:

We have audited the accompanying consolidated balance sheets of Duquesne Light Company and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, retained earnings, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Duquesne Light Company and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 24, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania March 24, 2005

Duquesne Light Holdings, Inc.

Consolidated Statements of Income

	(All Amounts in Millions, Except Per Share Amounts) Year Ended December 31,
	2004	2003	2002
Operating Revenues:
Retail sales of electricity	$761.8	$780.8	$921.5
Other	135.5	122.0	104.5

Total Operating Revenues	897.3	902.8	1,026.0

Operating Expenses:
Purchased power	382.0	393.7	428.1
Other operating and maintenance	224.4	221.8	217.4
Acquisition termination cost (Note 2)	8.3	—	—
Impairment of long-lived assets (Note 18)	—	—	30.2
Restructuring (Note 9)	—	—	5.2
Depreciation and amortization	83.4	87.3	185.6
Taxes other than income taxes	48.5	49.1	63.8

Total Operating Expenses	746.6	751.9	930.3

Operating Income	150.7	150.9	95.7

Investment and other income	12.7	35.4	36.6
Investment impairment (Note 18)	—	(1.0)	(33.7)

Total Other Income	12.7	34.4	2.9
Interest and Other Charges	(63.0)	(74.4)	(83.5)

Income from Continuing Operations Before Income Taxes and Limited Partners’ Interest	100.4	110.9	15.1
Income Tax (Expense) Benefit	(20.6)	(17.7)	11.6
Benefit from Limited Partners’ Interest (Note 1)	7.4	—	—

Income from Continuing Operations	87.2	93.2	26.7
Income (Loss) from Discontinued Operations – Net (Note 17)	(0.2)	82.7	(127.6)

Income (Loss) before Cumulative Effect of Change in Accounting Principle	87.0	175.9	(100.9)
Cumulative Effect of Change in Accounting Principle – Net	—	—	(113.7)

Net Income (Loss)	87.0	175.9	(214.6)
Dividends on Preferred Stock (Note 15)	—	0.4	0.6

Earnings (Loss) Available for Common Stock	$87.0	$175.5	$(215.2)

Average Number of Common Shares Outstanding	76.4	75.0	65.6

Basic Earnings (Loss) Per Share of Common Stock:
Earnings from Continuing Operations	$1.14	$1.24	$0.40
Earnings (Loss) from Discontinued Operations	—	1.10	(1.95)
Cumulative Effect of Change in Accounting Principle	—	—	(1.73)

Basic Earnings (Loss) Per Share of Common Stock	$1.14	$2.34	$(3.28)

Diluted Earnings (Loss) Per Share of Common Stock:
Earnings from Continuing Operations	$1.14	$1.22	$0.40
Earnings (Loss) from Discontinued Operations	—	1.07	(1.95)
Cumulative Effect of Change in Accounting Principle	—	—	(1.73)

Diluted Earnings (Loss) Per Share of Common Stock	$1.14	$2.29	$(3.28)

Dividends Declared Per Share of Common Stock	$1.00	$1.00	$1.34

See notes to consolidated financial statements.

Duquesne Light Holdings, Inc.

Consolidated Balance Sheets

	(Millions of Dollars) As of December 31,
	2004	2003
Assets
Current Assets:
Cash and temporary cash investments	$62.7	$33.8

Receivables:
Electric customers	75.8	80.6
Unbilled electric customers	31.3	29.7
Other	26.5	24.6
Less: Allowance for uncollectible accounts	(18.1)	(19.9)

Total Receivables – Net	115.5	115.0

Materials and supplies (at average cost)	14.6	17.1
Prepaid expenses	8.0	6.6
Other	20.0	6.6

Total Current Assets	220.8	179.1

Long-Term Investments:
Leases	512.1	515.1
Gas rights and related investments	16.9	40.9
Affordable housing	42.9	2.5
Other	8.0	9.4

Total Long-Term Investments	579.9	567.9

Property, Plant and Equipment:
Electric plant in service	2,052.9	1,999.5
Construction work in progress – electric	67.9	64.2
Fiber optic network	30.1	28.2
Other energy facilities	28.3	28.2
Landfill gas equipment	22.2	14.1
Other	9.0	9.7

Gross property plant and equipment	2,210.4	2,143.9
Less: Accumulated depreciation and amortization	(751.0)	(706.6)

Property, Plant and Equipment – Net	1,459.4	1,437.3

Other Non-Current Assets:
Regulatory assets	295.1	290.0
Prepaid pension cost	26.1	21.6
Intangible assets	16.3	—
Other	35.2	44.9

Total Other Non-Current Assets	372.7	356.5

Total Assets	$2,632.8	$2,540.8

See notes to consolidated financial statements.

Duquesne Light Holdings, Inc.

Consolidated Balance Sheets

	(Millions of Dollars) As of December 31,
	2004	2003
Liabilities and Capitalization
Current Liabilities:
Current debt maturities	$0.2	$51.5
Accounts payable	91.7	112.0
Accrued liabilities	76.5	54.0
Common dividends declared	19.5	19.2
Other	18.9	13.7
Discontinued operations	3.4	29.9

Total Current Liabilities	210.2	280.3

Non-Current Liabilities:
Deferred income taxes – net	408.2	398.2
Deferred income	12.3	12.2
Pension liability	62.9	50.0
Other post-retirement benefits	38.1	35.8
Legacy liabilities	32.1	33.6
Other	105.7	107.1

Total Non-Current Liabilities	659.3	636.9

Limited partners’ interest	48.0	—

Commitments and contingencies (Note 13)

Capitalization:
Long-term debt	958.0	977.5

Preferred and Preference Stock (aggregate involuntary liquidation value of $151.0 and $77.0):
Preferred stock of subsidiaries	136.6	61.6
Preference stock of subsidiaries	14.5	15.5

Total preferred and preference stock before deferred employee stock ownership plan (ESOP) benefit	151.1	77.1

Deferred ESOP benefit	(4.2)	(6.4)

Total Preferred and Preference Stock	146.9	70.7

Common Shareholders’ Equity:
Common stock – no par value (authorized – 187,500,000 shares; issued – 126,929,154 shares)	1,206.7	1,215.4
Retained earnings	563.6	553.1
Treasury stock (at cost) (49,927,343 and 51,505,469 shares)	(1,157.3)	(1,189.7)
Unearned compensation (Note 12)	(2.6)	(3.4)

Total Common Shareholders’ Equity	610.4	575.4

Total Capitalization	1,715.3	1,623.6

Total Liabilities and Capitalization	$2,632.8	$2,540.8

See notes to consolidated financial statements.

Duquesne Light Holdings, Inc.

Consolidated Statements of Cash Flows

	(Millions of Dollars) Year Ended December 31,
	2004	2003	2002
Cash Flows From Operating Activities:
Net income (loss)	$87.0	$175.9	$(214.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	83.4	87.3	185.6
Bad debt expense	12.0	10.8	21.3
Acquisition termination cost	8.3	—	—
Revised facility utilization charge	—	4.9	—
Asset and investment impairments	—	1.0	63.9
Capital lease and investment amortization	8.0	13.0	5.9
Restructuring	—	—	5.2
Investment income	(8.2)	(20.8)	(24.9)
Gain on disposition of investments/assets	—	(12.1)	(0.8)
Deferred taxes	9.2	(134.0)	(73.7)
Cumulative effect of a change in accounting principle – net	—	—	113.7
Other	(7.0)	(14.6)	(24.1)
Changes in working capital other than cash (Note 20)	(9.0)	(11.9)	59.5
Discontinued operations	(5.4)	(24.6)	147.2

Net Cash Provided from Operating Activities	178.3	74.9	264.2

Cash Flows From Investing Activities:
Proceeds from disposition of investments	13.3	21.4	22.2
Long-term investments	(0.2)	(3.7)	(5.4)
Acquisitions	(8.4)	—	—
Capital expenditures	(86.4)	(78.0)	(83.8)
Other	(5.0)	6.4	5.2
Discontinued operations	(12.9)	194.9	6.2

Net Cash (Used in) Provided from Investing Activities	(99.6)	141.0	(55.6)

Cash Flows From Financing Activities:
Issuance of long-term debt obligations	200.0	—	300.0
Reductions of long-term debt obligations	(254.5)	(204.8)	(553.0)
Issuance of common stock	—	—	223.4
Issuance of preferred stock	73.1	—	—
Dividends on common and preferred stock (Note 16)	(66.0)	(64.4)	(74.1)
Repurchase of common and preferred stock	(0.9)	(6.0)	—
Other	6.7	(0.6)	(6.9)
Discontinued operations	(8.2)	(0.2)	(11.3)

Net Cash Used in Financing Activities	(49.8)	(276.0)	(121.9)

Net increase (decrease) in cash and temporary cash investments	28.9	(60.1)	86.7
Cash and temporary cash investments at beginning of year	33.8	93.9	7.2

Cash and temporary cash investments at end of year	$62.7	$33.8	$93.9

Supplemental Cash Flow Information
Cash paid during the year:
Interest (net of amount capitalized)	$46.0	$67.7	$67.0
Income taxes paid (refunded)	$(5.6)	$86.1	$(45.4)

See notes to consolidated financial statements.

Duquesne Light Holdings, Inc.

Consolidated Statements of Comprehensive Income

	(Millions of Dollars) Year Ended December 31,
	2004	2003	2002
Net income (loss)	$87.0	$175.9	$(214.6)
Other comprehensive loss:
Unrealized holding losses arising during the year, net of tax of $—, $(0.3) and $(0.5)	—	(0.4)	(1.0)
Reclassification adjustment for holding loss, net of tax	—	0.7	0.7

Comprehensive income (loss)	$87.0	$176.2	$(214.9)

See notes to consolidated financial statements.

Duquesne Light Holdings, Inc.

Consolidated Statements of Retained Earnings

	(Millions of Dollars) Year Ended December 31,
	2004	2003	2002
Balance at beginning of year	$553.1	$452.9	$759.7
Net income (loss)	87.0	175.9	(214.6)
Dividends declared	(76.5)	(75.7)	(92.2)

Balance at end of year	$563.6	$553.1	$452.9

See notes to consolidated financial statements.

Duquesne Light Company

Consolidated Statements of Income

	(Millions of Dollars) Year Ended December 31,
	2004	2003	2002
Operating Revenues:
Retail Sales of Electricity:
Residential	$314.1	$302.6	$335.2
Commercial	308.5	334.9	410.5
Industrial	139.2	143.3	175.8

Total Retail Sales Of Electricity	761.8	780.8	921.5
Other	27.5	25.3	23.1

Total Operating Revenues	789.3	806.1	944.6

Operating Expenses:
Purchased power	382.0	393.7	428.1
Other operating and maintenance	138.0	129.5	121.8
Acquisition termination cost (Note 2)	8.3	—	—
Restructuring (Note 9)	—	—	3.9
Depreciation and amortization	71.4	76.4	169.1
Taxes other than income taxes	47.9	51.4	60.2

Total Operating Expenses	647.6	651.0	783.1

Operating Income	141.7	155.1	161.5
Other Income	16.6	20.3	31.9
Interest and Other Charges	(46.2)	(54.1)	(56.5)
Company Obligated Mandatorily Redeemable Preferred Securities Dividend Requirements (Note 14)	—	(6.3)	(12.6)

Income Before Income Taxes	112.1	115.0	124.3
Income Taxes	44.3	45.4	48.9

Net Income	67.8	69.6	75.4
Dividends on Preferred and Preference Stock	6.6	3.2	3.3

Earnings Available for Common Stock	$61.2	$66.4	$72.1

See notes to consolidated financial statements.

Duquesne Light Company

Consolidated Balance Sheets

	(Millions of Dollars) As of December 31,
	2004	2003
Assets
Current Assets:
Investment in DQE Capital cash pool	$135.8	$69.1
Customer Receivables:
Electric customers	75.8	80.6
Unbilled electric customers	31.1	29.7
Other	10.1	10.7
Less: Allowance for uncollectible accounts	(17.9)	(19.9)

Total Customer Receivables - Net	99.1	101.1

Affiliate Receivables:
Loan receivable from parent	250.0	250.0
Other	1.8	6.0

Total Affiliate Receivables - Net	251.8	256.0

Materials and supplies (at average cost)	14.6	17.1
Other	7.0	9.8

Total Current Assets	508.3	453.1

Long-Term Investments:
Investment in parent’s common stock	22.8	22.3
Other investments	2.8	4.8

Total Long-Term Investments	25.6	27.1

Property, Plant and Equipment:
Electric plant in service	2,052.9	1,999.5
Construction work in progress	67.9	64.2

Gross property, plant and equipment	2,120.8	2,063.7
Less: Accumulated depreciation and amortization	(714.5)	(681.0)

Property, Plant and Equipment – Net	1,406.3	1,382.7

Other Non-Current Assets:
Regulatory assets	295.1	290.0
Prepaid pension cost	26.1	21.6
Pension intangible asset	5.8	—
Other	25.8	34.7

Total Other Non-Current Assets	352.8	346.3

Total Assets	$2,293.0	$2,209.2

See notes to consolidated financial statements.

Duquesne Light Company

Consolidated Balance Sheets

	(Millions of Dollars) As of December 31,
	2004	2003
Liabilities and Capitalization
Current Liabilities:
Current debt maturities	$—	$50.5
Accounts payable	85.7	98.9
Payable to affiliates	4.4	62.0
Accrued liabilities	40.8	28.7
Other	—	3.5

Total Current Liabilities	130.9	243.6

Non-Current Liabilities:
Deferred income taxes – net	323.1	318.7
Legacy liabilities	32.1	33.6
Pension liability	62.9	50.0
Other postretirement benefits	38.1	35.8
Other	72.2	70.0

Total Non-Current Liabilities	528.4	508.1

Commitments and Contingencies (Note 13)

Capitalization:
Long-term debt	956.4	857.7

Preferred and Preference Stock (aggregate involuntary liquidation value of $150.0 and $76.0):
Non-redeemable preferred stock	135.6	60.6
Non-redeemable preference stock	14.5	15.5

Total preferred and preference stock before deferred ESOP benefit	150.1	76.1
Deferred employee stock ownership plan (ESOP) benefit	(4.2)	(6.4)

Total Preferred and Preference Stock	145.9	69.7

Common Shareholder’s Equity:
Common stock (authorized – 90,000,000 shares; issued and outstanding – 10 shares)	—	—
Capital surplus	486.4	488.6
Retained earnings	46.0	42.9
Accumulated other comprehensive loss	(1.0)	(1.4)

Total Common Stockholder’s Equity	531.4	530.1

Total Capitalization	1,633.7	1,457.5

Total Liabilities and Capitalization	$2,293.0	$2,209.2

See notes to consolidated financial statements.

Duquesne Light Company

Consolidated Statements of Cash Flows

	(Millions of Dollars) Year Ended December 31,
	2004	2003	2002
Cash Flows From Operating Activities:
Net income	$67.8	$69.6	$75.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71.4	76.4	169.1
Bad debt expense	11.9	10.2	21.3
Acquisition termination cost	8.3	—	—
Revised facility utilization charge	—	4.9	—
Restructuring	—	—	3.9
Deferred taxes	3.5	(27.0)	(22.7)
Other	4.1	(4.2)	(58.7)
Changes in working capital other than cash (Note 20)	(54.8)	(52.1)	104.6

Net Cash Provided from Operating Activities	112.2	77.8	292.9

Cash Flows From Investing Activities:
Proceeds from disposition of investments	—	0.4	2.6
Construction expenditures	(83.5)	(76.1)	(72.5)
Investment in DQE Capital cash pool	(66.7)	276.8	(31.1)
Other	(7.3)	—	(4.7)

Net Cash (Used in) Provided from Investing Activities	(157.5)	201.1	(105.7)

Cash Flows From Financing Activities:
Issuance of long-term debt obligations	200.0	—	300.0
Issuance of preferred stock	73.1	—	—
Reductions of long-term debt obligations	(150.0)	(202.8)	(403.0)
Dividends on common and preferred stock	(76.9)	(72.8)	(67.7)
Other	(0.9)	(3.3)	(16.5)

Net Cash Provided from (Used in) Financing Activities	45.3	(278.9)	(187.2)

Net increase (decrease) in cash and temporary cash investments	—	—	—
Cash and temporary cash investments at beginning of year	—	—	—

Cash and temporary cash investments at end of year	$—	$—	$—

Supplemental Cash Flow Information
Cash paid during the year:
Interest (net of amount capitalized)	$35.0	$45.6	$53.2
Income taxes (Note 19)	$84.0	$94.5	$1.8

See notes to consolidated financial statements.

Duquesne Light Company

Consolidated Statements of Comprehensive Income

	(Millions of Dollars) Year Ended December 31,
	2004	2003	2002
Net income	$67.8	$69.6	$75.4
Other comprehensive gains (losses):
Unrealized holding gains (losses) arising during the year, net of tax of $0.2, $1.6 and $(1.9)	0.4	2.3	(2.7)

Comprehensive income	$68.2	$71.9	$72.7

See notes to consolidated financial statements.

Duquesne Light Company

Consolidated Statements of Retained Earnings

	(Millions of Dollars) As of December 31,
	2004	2003	2002
Balance at beginning of year	$42.9	$41.4	$44.4
Net income	67.8	69.6	75.4
Dividends declared	(64.7)	(68.1)	(78.4)

Balance at end of year	$46.0	$42.9	$41.4

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

Duquesne Power L.P. was formed in 2003 as an unregulated subsidiary of Duquesne Light primarily to acquire and manage (i) the Sunbury generating station in central Pennsylvania and (ii) a portfolio of energy commodity contracts to provide full-requirements energy supply contracts for both Duquesne Light’s residential and small commercial POLR customers and large commercial and industrial customers of Holdings’ unregulated subsidiary, Duquesne Light Energy, LLC

(discussed below). When the PUC ordered that the POLR III period would end December 31, 2007, the planned Sunbury acquisition was cancelled. As part of acquiring the energy supply portfolio, Duquesne Power has entered into energy commodity contracts with unrelated parties with payment guarantees from Holdings.

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

Duquesne Light Energy, LLC (DLE) is a competitive retail electric generation supplier that offers customized solutions tailored to meet its customers specific electricity needs. DLE’s primary focus is on the large commercial and industrial customer market segment in Duquesne Light’s service territory. DLE obtains its electric energy through a full-requirements contract with Duquesne Power.

DQE Capital Corporation provides financing to Holdings for use with its affiliates.

Discontinued Operations

During 2003, AquaSource, Inc. (formerly our water resource management subsidiary) completed the sale of its assets, pursuant to agreements entered into in 2002. We sold the propane distribution business of our subsidiary, Pro Am, Inc. in December 2002. (See Note 17.)

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

As a result of Duquesne Light’s PUC-approved restructuring plan in 1998, the electricity supply segment does not meet the criteria of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” Pursuant to the PUC’s final restructuring order, and as provided in the Pennsylvania Electricity Generation Customer Choice and Competition Act (Customer Choice Act), generation-related transition costs are being recovered through a competitive transition charge (CTC) collected in connection with providing transmission and distribution services, and these assets have been reclassified accordingly. The electricity delivery business segment continues to meet SFAS No. 71 criteria, and accordingly reflects regulatory assets and liabilities consistent with cost-based ratemaking regulations. The regulatory assets represent probable future revenue, because provisions for these costs are currently included, or are expected to be included, in charges to electric utility customers through the ratemaking process. (See Note 2.) These regulatory assets as of December 31, 2004 and 2003 consist of regulatory tax receivables of $218.5 million and $222.0 million, unamortized debt costs of $49.3 million and $42.5 million, transition costs of $4.7 million and $8.4 million, and deferred employee and other costs of $22.6 million and $17.1 million. The majority of these assets are currently being recovered over a period of approximately 26 years and are not earning a rate of return.

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

CUSTOMER CONCENTRATIONS

Duquesne Light’s electric utility operations provide service to approximately 587,000 direct customers in southwestern Pennsylvania (including in the City of Pittsburgh), a territory of approximately 800 square miles.

Duquesne Energy Solutions relies on a single customer, who owns several synthetic fuel facilities for substantially all of its revenues and earnings.

REVENUES FROM UTILITY SALES

Duquesne Light’s meters are read monthly, and electric utility customers are billed on the same basis. Revenues reflect actual customer usage in an accounting period, regardless of when billed.

Electricity sales revenue includes related excise and other taxes, primarily gross receipts taxes, that are collected from ratepayers and remitted to the appropriate taxing agency. These taxes are recorded in a taxes payable account at the time of sale and as an expense in taxes other than income taxes. The payable is relieved when payment is made to the appropriate taxing agency. The excise and other taxes recorded in revenue were approximately $42 million, $43 million and $54 million in 2004, 2003 and 2002.

OTHER OPERATING REVENUES

Duquesne Light’s other operating revenues include short-term sales to other utilities made at market rates resulting from excess daily deliveries to Duquesne Light’s electricity delivery system, transmission fees charged to others that use Duquesne Light’s transmission system and late payment and other customer fees. In addition, Duquesne Light charges rental fees to third parties who have cable or other equipment attached to its utility poles and transmission towers, or who have cable included in its underground ducts.

Holdings other operating revenues also include revenues from the sale of landfill gas and landfill gas site related services, revenues from facility management services for industrial, airport and synthetic fuel customers and revenues from the rental of dark fiber from our fiber optic based network.

OTHER INCOME

Duquesne Light’s other income consists primarily of interest income from the loan receivable from Holdings and the investment in the DQE Capital cash pool discussed below. This interest income is eliminated in the consolidated statements of income of Holdings with the associated interest expense of Holdings and DQE Capital. Gains or losses resulting from the disposition of certain assets are also included here.

Holdings other income consists primarily of income from long-term investments, and various other gains or losses, including gains and losses related to the disposition of certain assets. On March 31, 2004, we adopted FIN 46R and began consolidating seven low-income housing development guarantee funds, in which we own a 1% general partner interest. Beginning April 1, 2004, the results of these seven funds are included in our consolidated results and are reflected as a decrease in other income offset by the benefit from limited partners’ interest. See “Recent Accounting Pronouncements.”

STOCK-BASED COMPENSATION

We continue to account for stock-based employee compensation using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, compensation cost is measured as the excess, if any, of the quoted market price of Holdings common stock at the date of the grant over the amount an employee must pay to acquire the stock and is spread over the vesting period, as applicable. For stock-based compensation with specified performance criteria, compensation cost is generally recognized as the excess, if any, of the quoted market price of Holdings common stock at the date the specified criteria are met, over the amount an employee must pay to acquire the stock, and is spread over the vesting period, as applicable. The following tables illustrate the effect on reported income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as required under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.”

Duquesne Light Holdings

	(Millions of Dollars, Except Per Share Amounts)
	Year Ended December 31,
	2004	2003	2002
Reported net income (loss)	$87.0	$175.9	$(214.6)
Add:	1.1	0.6	0.6
Stock-based compensation determined under the intrinsic value method for all option awards, net of tax
Deduct:	(0.9)	(0.5)	(1.2)

Stock-based compensation determined under the fair value method for all option awards, net of tax
Pro forma net income (loss)	$87.2	$176.0	$(215.2)

Basic earnings (loss) per share:
Reported	$1.14	$2.34	$(3.28)
Pro forma	$1.14	$2.34	$(3.29)

Diluted earnings (loss) per share:
Reported	$1.14	$2.29	$(3.28)
Pro forma	$1.14	$2.30	$(3.28)

Duquesne Light Company

	(Millions of Dollars)
	Year Ended December 31,
	2004	2003	2002
Reported net income	$67.8	$69.6	$75.4
Add:
Stock-based compensation determined under the intrinsic value method for all option awards, net of tax	0.4	0.2	0.6
Deduct:	(0.4)	(0.3)	(1.2)
Stock-based compensation determined under the fair value method for all option awards, net of tax

Pro forma net income	$67.8	$69.5	$74.8

DEPRECIATION AND AMORTIZATION

Depreciation expense of $69.3 million, $70.9 million and $67.7 million was recorded at Holdings in 2004, 2003 and 2002. Depreciation expense of $61.6 million, $60.0 million and $56.3 million was recorded at Duquesne Light in 2004, 2003 and 2002. Depreciation of property, plant and equipment is recorded on a straight-line basis over the estimated remaining useful lives of properties, which is approximately 26 years for both the transmission and distribution portions of electric plant in service. Depreciation of other property, plant and equipment is recorded on a straight-line basis over the estimated useful lives of properties, which are between 3 and 30 years. Amortization of gas rights and depreciation of related property are on a straight-line basis over the estimated remaining useful lives. Amortization of transition costs represents the difference between CTC revenues billed to customers (net of gross receipts tax) and the allowed 11% pre-tax return on the unrecovered net of tax transition cost balance. Amortization expense of $9.1 million, $15.7 million and $112.6 million was recorded at Duquesne Light related to the CTC in 2004, 2003 and 2002.

EARNINGS PER SHARE

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share are computed on the basis of the weighted average number of common shares outstanding, plus the effect of the outstanding Employee Stock Ownership Plan shares, Holdings preferred stock, stock options and other types of stock-based compensation discussed in Note 12, unless a net loss from continuing operations occurs as the inclusion of these shares would be anti-dilutive. The treasury stock method is used in computing the dilutive effect of stock options. This method assumes any proceeds obtained upon the exercise of options would be used to purchase common stock at the average market price during the period. The following table presents the numerators and denominators used in computing the Holdings diluted earnings per share for 2004, 2003 and 2002.

Holdings Diluted Earnings Per Share for the Year Ended December 31,

	(Millions of Dollars)
	2004	2003	2002
Income from continuing operations	$87.2	$93.2	$26.7
Less: Preferred dividends	—	0.4	0.6

Earnings from continuing operations for common stock	87.2	92.8	26.1
Dilutive effect of:
ESOP dividends	1.2	1.4	—
Preferred stock dividends	0.4	0.8	—

Diluted Earnings from Continuing Operations for Common Stock	$88.8	$95.0	$26.1

	(Millions of Shares)
	2004	2003	2002
Basic average shares	76.4	75.0	65.6

Dilutive effect of:
ESOP shares	0.8	1.2	—
Holdings preferred stock	0.5	1.4	—
Performance share awards and stock options	0.3	—	0.1

Diluted average shares	78.0	77.6	65.7

Diluted Earnings Per Share from Continuing Operations	$1.14	$1.22	$0.40

Note: In 2004, 2003 and 2002, 0.2 million, 1.4 million and 1.8 million options are not included because the exercise price of these options exceeds the average stock price. In 2002, the incremental shares from assumed conversions of ESOP shares and Holdings preferred stock are not included in computing diluted per-share amounts because they are anti-dilutive.

TEMPORARY CASH INVESTMENTS

Temporary cash investments are short-term, highly liquid investments with original maturities of three or fewer months. They are stated at cost, which approximates market. We consider temporary cash investments to be cash equivalents.

DQE CAPITAL CASH POOL

Holdings and its subsidiaries participate in a cash pool arrangement with their affiliate DQE Capital. Through this arrangement, available cash is deposited with DQE Capital and interest is earned daily at a market rate. DQE Capital from time to time lends funds from the pool, on a demand basis, to Holdings which, in turn, makes loans and/or capital contributions to its other subsidiaries to provide funds for capital expenditures, new investments or operating expenses. An investor in the pool is entitled to withdraw its investment at any time, and, to the extent that sufficient cash is not then on deposit, DQE Capital would have to demand full or partial repayment by Holdings of the loan to it. In order to repay DQE Capital, Holdings may be required to borrow under its revolving credit facility. (See Note 8.) If the amount of the facility would be insufficient to satisfy this repayment, Holdings would be required to access the equity or debt markets. Duquesne Light’s investment in the pool is shown on its consolidated balance sheets as investment in DQE Capital cash pool.

RECEIVABLES

Receivables on the consolidated balance sheets are comprised of outstanding billings for electric customers, other utilities, and amounts related to unbilled revenues. In addition, Duquesne Light has certain transactions with affiliates that give rise to receivables, including a $250 million demand note from Holdings. (See Note 19.) At Holdings, receivables include the outstanding billings of our other business lines.

INVESTMENT IN HOLDINGS STOCK

As of December 31, 2004 and 2003, the fair market value of Duquesne Light’s investment in Holdings common stock was $22.8 million and $22.3 million, and the cost of the investment was $24.6 million and $24.7 million. This investment is eliminated in the consolidated balance sheets of Holdings with the related shares and cost reflected as treasury stock.

This investment was in a continuous unrealized loss position for more than 12 months as of December 31, 2004, with a total unrealized loss of $1.8 million.

If the unrealized loss is determined to be other than temporary, it will be written off and an impairment charge will be recognized on the statement of income.

PROPERTY, PLANT AND EQUIPMENT

The asset values of Duquesne Light’s utility properties are stated at original construction cost, which includes labor costs, related payroll taxes, pensions and other fringe benefits, as well as administrative costs. Also included in original construction cost is an allowance for funds used during construction (AFC), which represents the estimated cost of debt and equity funds used to finance construction.

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

GOODWILL AND INTANGIBLE ASSETS

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which establishes financial accounting and reporting for acquired goodwill and other intangible assets. This standard requires that goodwill and intangible assets with indefinite useful lives not be amortized but, instead, be tested at least annually for impairment, and more frequently if certain indicators appear. We adopted this standard effective January 1, 2002, and accordingly ceased amortization of goodwill, our only intangible asset with an indefinite useful life at that time. Our goodwill related to both AquaSource and Pro Am.

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

On November 15, 2004, as a result of our purchase of the remaining 50% interest in Waste Energy Technology, LLC (WET) we have allocated amounts to separately identifiable intangible assets for customer related intangibles and certain covenant not-to-compete contracts with estimated lives between 2 and 14 years. We have also allocated amounts for goodwill and the WET trade name which have indefinite useful lives. These assets will not be amortized, but will be tested at least annually for impairment in accordance with SFAS No. 142. (See Note 7.)

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

We file a consolidated U.S. federal income tax return with our subsidiaries, all of whom participate in an intercompany tax sharing arrangement which generally provides that taxable income for each subsidiary be calculated as if it filed a separate return. The federal tax liability for Duquesne Light is reflected in payable to affiliates on its consolidated balance sheets. (See Note 19.)

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

PENSION AND OTHER POSTRETIREMENT BENEFITS

See Note 12 for a discussion of the accounting for pension and other postretirement benefits.

CONTINGENT LIABILITIES

Holdings and Duquesne Light establish reserves for estimated loss contingencies when it is management’s assessment that a loss is probable and the amount can be reasonably estimated. Reserves for contingent liabilities are based upon management’s assumptions and estimates, advice of legal counsel, or other third parties regarding the probable outcomes of the matter. Should additional information become known, or circumstances change with respect to the likelihood or amount of loss indicating that the ultimate outcome will differ from the estimates, revisions to the estimated reserves for contingent liabilities would be recognized in income in that period. Such contingent liabilities include, but are not limited to, restructuring liabilities (see Note 9), income tax matters (see Note 10), and other commitments and contingencies (see Note 13).

GUARANTEES

In the normal course of business, Holdings, Duquesne Light and their subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include, for example, guarantees, stand-by letters of credit and surety bonds. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended business purposes. To determine if there is a liability, and its fair value, we use a probabilistic model to assess the possibilities of future payments under the indemnifications. We discount these future cash payments using estimated interest rate values and, if necessary, record a liability. (See Note 13.)

DERIVATIVE INSTRUMENTS

Holdings and Duquesne Light account for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. Our derivative instruments consist of energy purchase and sale contracts used to manage risks associated with changes in market prices of energy. All derivative instruments that do not qualify for accrual accounting under the normal purchase and sale exemption are recorded at fair value as mark-to-market derivative assets and liabilities. (See Note 4.)

DIVIDENDS

Holdings’ practice has been for its subsidiaries to dividend their earnings on a quarterly basis, if cash is available. In addition, special dividends are declared periodically related to proceeds from asset sales and other special circumstances. During the years ended December 31, 2004, 2003 and 2002, Duquesne Light declared cash dividends on common stock of approximately $58 million, $65 million and $75 million to Holdings as estimates of earnings for the year. (See Note 16.)

RECLASSIFICATION

The 2003 and 2002 consolidated financial statements have been reclassified to conform with the 2004 presentation.

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

North Shore Affordable Housing, Inc. (NSAH), a DQE Financial subsidiary, owns a 1% general partner interest in seven low-income housing development guarantee funds. NSAH has guaranteed returns to the limited partners in these funds, and under FIN 46R, these guarantees cause NSAH to be considered the primary beneficiary. (See Note 13.) Therefore, effective March 31, 2004, we began consolidating these funds and eliminated any intercompany balances. The main impact of this consolidation on the December 31, 2004 consolidated balance sheet was an increase of approximately $41 million in our long-term investments and a $48 million increase in limited partners’ interest, primarily related to the equity of the limited partners. Beginning April 1, 2004, the results of the seven low-income housing development guarantee funds are included in our consolidated statements of income and are reflected as a decrease in other income offset by the $7.4 million benefit from limited partners’ interest as of December 31, 2004. There was no impact on consolidated shareholders’ equity, earnings or cash flow as a result of this consolidation.

Duquesne Light’s adoption of the remainder of the provisions of FIN 46R as of March 31, 2004, had no impact on its consolidated financial position, earnings or cash flows.

Share-Based Payments

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment (revised December 2004),” which will eliminate the use of APB No. 25. SFAS No. 123R requires entities to recognized the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. This standard is effective at the beginning of the first interim period that begins after June 15, 2005. We are currently evaluating the impact of the adoption of this standard on our financial statements.

2.	Rate Matters

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

COMPETITIVE TRANSITION CHARGE AND POLR I AND II

The POLR I arrangement began in early 2000 in conjunction with Duquesne Light’s divestiture of its generation assets and was designed to be an income neutral arrangement. Customers under special contracts, as well as a single customer class (comprised of two industrial customers), continue to receive electric generation through Duquesne Light’s POLR I supply arrangement with Orion Power Midwest (a subsidiary of Reliant Resources, Inc.). These two industrial customers are the only customers from which Duquesne Light continues to collect the CTC. The transition costs are being amortized over the same period that the CTC revenues are being recognized. Duquesne Light is allowed to earn an 11.0% pre-tax return on the remaining uncollected CTC balance.

Until December 31, 2004, POLR customers from whom the CTC had been fully collected received their generation supply through POLR II. Duquesne Light earned a margin per MWh supplied under POLR II, and Orion Power Midwest was the supplier under this arrangement.

In connection with POLR II, Duquesne Light accepted a rate freeze for generation, transmission and distribution rates. The rate freeze fixed generation rates for retail POLR II customers through December 31, 2004, and continued the transmission and distribution rates for all customers at then-current levels through 2003.

POLR III

In December 2003, Duquesne Light submitted POLR III (its rate plan and related generation supply plan intended to commence beginning in 2005) to the PUC for approval. In the third quarter of 2004, the PUC rejected POLR III as filed, and issued an order modifying the plan. On September 30, 2004, Duquesne Light announced it would implement POLR III, as modified. POLR III became effective on January 1, 2005.

In October 2003, Duquesne Power announced an agreement to purchase WPS Resources Corporation’s (WPS) Sunbury generation station for approximately $120 million. When the PUC ordered that the POLR III period would end December 31, 2007 (instead of 2010), Duquesne Power terminated the Sunbury acquisition agreement on September 30, 2004, and recorded an $8.3 million pre-tax ($4.8 million after-tax) charge related to the write-off of deferred costs and deposits made. Duquesne Power has received notification from WPS that no additional amounts are due to WPS related to the termination of the agreement.

As part of executing the energy supply plan, Duquesne Power entered into energy commodity contracts during 2004 with unrelated parties, with payment guarantees from Holdings. These contracts have been structured to begin and end during the POLR III time period. To limit exposure to commodity price fluctuations, Duquesne Power entered into energy contracts with eight investment-grade suppliers to purchase a substantial portion of the combined expected load obligation for both Duquesne Light’s POLR III residential and small commercial customers (assuming a stable customer retention rate) and DLE’s contracted large commercial and industrial customers through 2007. (See Notes 4 and 13.) As of December 31, 2004, Duquesne Power has contracted to purchase from one supplier approximately 53%, 54% and 41% of the notional values of the energy commodity contracts for the years ended December 31, 2005, 2006 and 2007, with no other supplier representing as much as 20% for each of the respective years.

Under POLR III, residential and small commercial customers receive electric supply for the period January 1, 2005 through December 31, 2007 at fixed rates that, although approximately 11.5% above POLR II generation rates, are still below those charged prior to deregulation in 1996. In addition, residential and small commercial customers who switch back to using Duquesne Light’s POLR service are no longer required, as they previously were, to remain on that service for 12 months.

For our large commercial and industrial customers, the POLR III supply options are:

•	A fixed-price service based upon the results of a competitive request-for-proposal process for the period January 1, 2005 through May 31, 2006 (this period may be extended through May 31, 2007, at the PUC’s discretion). Duquesne Light receives an adder as compensation for costs and risks involved in providing energy to those customers. This request-for-proposal process has been completed and approved by the PUC. Duquesne Light has contracted with investment-grade suppliers to receive the necessary supply for customers who choose this option.

•	An hourly-price service that passes through hourly spot market electricity prices within the PJM Interconnection (PJM) regional transmission organization. This is the default option for customers who do not choose the fixed-price option described above, and the sole option once fixed-price service is eliminated. Duquesne Light receives the same adder on this service as described above.

There are certain safeguards in our POLR III arrangements and our energy commodity contracts designed to mitigate losses in the event that suppliers default on their performance under the arrangements. Contractually, both Duquesne Power and Duquesne Light have various credit enhancements to address market exposure, e.g., collateral may be required to be posted by their counterparties depending on changes in energy or capacity prices. In addition to collateral postings, supplier default risk is further mitigated by accelerated damage payment terms. If a supplier fails to deliver the contracted power, we may exercise our right to force the supplier to compensate us for the difference between the market price and the contracted price of power. If such supplier would fail to make the accelerated damage payments, the supplier would be in default and we would be permitted to apply any funds due that supplier against our excess energy costs.

Other than large commercial and industrial POLR III customers on hourly-priced service, Duquesne Light is obligated to serve its POLR III customers at fixed rates. Duquesne Power is also contractually obligated to serve its customers, Duquesne Light and DLE, at fixed rates. If an energy supplier to Duquesne Light or Duquesne Power were to default on its contact, we could potentially be acquiring energy and/or capacity at a cost in excess of our revenues, resulting in a loss, if the contractual provisions were not sufficient to cover such excess. If this were to occur it is uncertain, under the current PUC-approved POLR III arrangement, that Duquesne Light could pass any additional costs related to these energy and capacity purchases onto its customers.

PJM Participation

Duquesne Light joined PJM effective January 1, 2005, as part of its commitment to ensuring reliability to its customers. Energy pricing within PJM now includes the costs or benefits of transmission congestion experienced at each location within the region. This is known as locational marginal pricing. An auction-based system of financial transmission rights (FTR) allows participants to hedge congestion risks. FTR holders are paid or charged the day-ahead congestion value of the transmission path for which they hold an FTR. Upon joining PJM, Duquesne Light received certain FTRs for the period January 1, 2005 through May 31, 2005. These FTRs have been determined to be derivative instruments, and will be accounted for using mark-to-market or hedge accounting. Duquesne Light allocated some of its FTRs to its suppliers: (i) Duquesne Power, as part of its full-requirements contract to serve Duquesne Light’s residential and small commercial POLR load, and (ii) the fixed-price service suppliers for the large commercial and industrial POLR III customers.

The FERC has issued a series of orders eliminating the regional through and out rates (RTOR) for certain transmission services between the Midwest Independent System Operator (MISO) and PJM effective December 1, 2004. A transitional pricing mechanism called the seams elimination charge adjustment (SECA) will be put in place through April 2006 in order to compensate transmission owners for the estimated revenue lost as a result of the elimination of the RTOR. Each PJM zone, including the Duquesne Light zone, will be allocated a portion of the SECA based on transmission services provided to that zone in 2002 and 2003. On February 10, 2005, the FERC issued an order accepting certain compliance filings that implement the SECA for other (i.e., non-Duquesne Light) PJM zones, subject to refund and surcharge, as appropriate, and setting the case in its entirety for a formal hearing. We expect that SECAs in the Duquesne Light zone will be treated in a similar fashion by the FERC, and likely will be consolidated with the on-going hearing for the other zones. For Holdings and affiliates, the effective date of the SECAs will not be earlier then January 1, 2005. It is anticipated that the case may take over a year to reach a final decision. There are several unresolved matters and legal challenges to the SECA itself that are pending before the FERC on rehearing. It is not known when the FERC will issue an order on these requests for rehearing. We have been notified by PJM that billings for SECA charges will not occur before the March 2005 PJM billing cycle.

Through its hearing process, the FERC will determine both the total amount of SECA charges applicable to the Duquesne Light zone, and the appropriate allocation of those charges among load-serving entities in the Duquesne Light zone (including Duquesne Light, DLE and other competitive retail suppliers). The proposed SECA charges, when filed and accepted by the FERC and billed by the appropriate entities, must be paid by load-serving entities within the Duquesne Light zone on a current basis. If the FERC ultimately adopts a SECA level and allocation method that differs from the proposed charges initially accepted by the FERC for billing purposes, refunds or surcharges will be used to compensate or charge the appropriate entity for the difference between the amounts initially accepted by the FERC and the amounts ultimately determined to be just and reasonable by the FERC.

The total SECA charge for the Duquesne Light zone is not yet known because charges for the April 2005 through April 2006 period have not yet been filed. However, using data applicable to the January through March 2005 period, the total SECA charges for the Duquesne Light zone for the entire January 2005 through April 2006 period could be as much as the sum of (i) $19 million in charges assessed by transmission owners in MISO, and (ii) $26 million in net charges assessed by transmission owners in PJM. During March 2005, Duquesne Light (together with other PJM participants) filed with the FERC a proposed allocation of SECA charges among load-serving entities within the Duquesne Light zone. Under that proposal, Duquesne Light would, using 2002 data applicable to the January through March 2005 period, be allocated approximately (i) $12 million of the charges from MISO transmission owners, and (ii) $2 million of the net charges from PJM transmission owners. The other load-serving entities in the Duquesne Light zone would be allocated the remainder of such charges, with DLE’s allocation of combined MISO and PJM charges expected to be approximately $1 million. The FERC is expected to act on this filing within 60 days. If the FERC accepts the filing, each load-serving entity within the Duquesne Light zone would be required to pay its allocated share of the SECA, subject to refund or surcharge pending final resolution by the FERC of disputes over appropriate level and allocation of SECA charges.

In addition to the allocation of SECA charges among load serving entities within the Duquesne Light zone, there are a number of issues that could affect the total level of charges to load serving entities in the Duquesne Light zone. For example, Duquesne Light has argued that a significant portion of the charges from MISO transmission owners (approximately $16 million of the estimated $19 million) should not be allocated to the Duquesne Light zone because they represent transmission revenues that would have terminated even if the RTOR had not been eliminated. If the FERC agrees with Duquesne Light on this issue, the SECA charges applicable to the Duquesne Light zone could be significantly reduced. There are other issues that have been or may be raised by Duquesne Light and other parties that also could affect the total amount of SECA charges for the Duquesne Light zone that are ultimately approved by the FERC. We will continue to pursue all avenues available to us to eliminate or reduce the SECA obligations. In addition, Duquesne Light believes it will recover these costs from its retail customers and will seek recovery once these issues are resolved by the FERC.

3.	Acquisitions and Dispositions

On November 15, 2004, DQE Financial acquired the remaining 50% membership interest in WET for $8.4 million in cash (net of cash received of $0.9 million). Prior to November 15, 2004, DQE Financial owned a 50% membership interest in WET with a net book value of $9.0 million and accounted for the investment using the equity method of accounting. WET is an engineering, design, construction and operations company that primarily services the landfill gas industry. The results of operations for WET have been included in the consolidated financial statements since the acquisition date. Of the total investment of $17.4 million, $3.5 million has been allocated to property, plant and equipment. In addition, $5.6 million has been allocated to intangible assets and $4.9 million has been allocated to goodwill. The goodwill is included in the Financial business segment and is expected to be deductible for tax purposes. DQE Financial is in the process of evaluating third-party valuations of certain assets; thus the allocation of the purchase price is not complete and adjustments may be required.

In November 2004, DQE Financial agreed to an early termination of a leveraged lease. In consideration for the termination, DQE Financial received net proceeds of $9.6 million and recorded an after-tax gain of $0.8 million. In October 2004, DQE Financial also sold 50% of a limited partnership investment in a synthetic fuel partnership and received $0.8 million in cash at closing and recognized an after-tax gain of $0.5 million. Additional sale proceeds may be received from the buyer through December 2007, but are contingent upon the generation of qualified tax credits related to synthetic fuel production of the partnership. Due to the contingent nature of future sale proceeds, DQE Financial will recognize additional income from this sale as earned. The amount of any additional income to be recorded will depend on the amount of tax credits allocated to the buyer, less the buyer’s portion of required capital contributions to the partnership. In September 2004, DQE Financial sold an investment in a landfill gas operation and received $2.9 million of cash at closing, and recognized an after-tax loss of $1.4 million. A portion of the sale is contingent upon the buyer receiving a favorable ruling from the Internal Revenue Service (IRS) by December 31, 2005 on the qualification of the tax credits to be generated. As a result, no gain or loss has been recognized for any additional proceeds to be received related to the contingent portion of the sale.

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

4.	Derivative Instruments

Holdings and Duquesne Light account for derivative instruments in accordance with SFAS No. 133. Our derivative instruments consist of energy contracts entered into by Duquesne Power during 2004. These contracts are used to manage risks associated with changes in market prices of electricity needed to satisfy anticipated obligations of Duquesne Light under POLR III and DLE’s contracted supply amounts, based on established risk management policies. For load shaping purposes, Duquesne Power entered into energy contracts to sell power obtained in excess of its anticipated obligations primarily during off-peak periods. The energy contracts have all been structured to begin and end during the POLR III time period of January 1, 2005 through December 31, 2007.

Duquesne Power documents, at the inception of each contract, whether the contract qualifies for (i) the accrual basis of accounting under the normal purchase and sale exemption, (ii) a cash flow or fair value hedge, or (iii) mark-to-market accounting under SFAS No. 133. The accrual basis of accounting allows the recognition of the contracts fair value when the settlement of the contract occurs, whereas under mark-to-market accounting, the fair value of the contract is recorded as mark-to-market derivative assets or liabilities at inception. The changes in mark-to-market derivative assets or liabilities are recorded on a net basis in the consolidated statements of income in the period of change.

Duquesne Power accounts for the energy contracts using a combination of accrual and mark-to-market accounting for the purchase contracts and mark-to-market accounting for the sale contracts. As of December 31, 2004, we have not designated any energy contracts as cash flow or fair value hedges.

The following table summarizes as of December 31, 2004, the energy contracts by maturity dates for the contracts for both Holdings and Duquesne Light:

	Notional amounts maturing in
Contract Classification:	2005	2006	2007	Total
	(Millions of Dollars)
Normal exemption purchase contracts	$176.9	$172.8	$173.1	$522.8
Mark-to-market purchase contracts	76.4	74.2	74.2	224.8

Total Purchase Contracts	$253.3	$247.0	$247.3	$747.6

Mark-to-market sale contracts	$8.8	$7.3	$7.3	$23.4

Other current assets include $0.8 million of mark-to-market derivative assets and other non-current liabilities include $0.7 million of mark-to-market derivative liabilities as of December 31, 2004 for both Holdings and Duquesne Light as shown in the following table.

	(Millions of Dollars)
Contract Classification	Short-term Derivative Asset/ (Liability)	Long-term Derivative Asset/ (Liability)
Mark-to-market purchase contracts	$1.3	$(0.6)
Mark-to-market sale contracts	(0.5)	(0.1)

Net Derivative Asset (Liability)	$0.8	$(0.7)

As discussed in Note 2, Duquesne Power also contracted to secure unforced capacity credits for the POLR III period with notional amounts of $11.4 million, $9.6 million and $9.5 million for 2005, 2006 and 2007. The capacity contracts were evaluated under SFAS No. 133 and deemed not to be derivative instruments.

5.	Long-Term Investments

Through DQE Financial, Holdings participates in selected structured and leveraged lease transactions. In addition, Holdings maintains investments in landfill gas rights and equity investments in alternative fuel, natural gas reserve and affordable housing partnerships. Also, Duquesne Light holds an investment in Holdings stock. (See Note 1.)

Leases

As of December 31, 2004, we maintain investments in seven structured lease transactions involving a waste-to-energy facility, high-speed ferries and electric generating equipment, and one leveraged lease involving a gas processing facility. In November 2004, we had agreed to an early termination of an existing leveraged lease involving mining equipment. (See Note 3.) The remaining leases expire in various years beginning in 2011 through 2037. The recorded residual value of the equipment at the end of the lease terms ranges from 0% to 10% of the original cost.

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

Net Lease Investments at December 31,

	(Millions of Dollars)
	2004	2003
Rentals receivable – net	$601.0	$610.4
Estimated residual value	8.0	11.5
Less: Unearned Income	(96.9)	(106.8)

Lease investments	512.1	515.1
Less: Deferred taxes	(238.6)	(240.6)

Net Lease Investments	$273.5	$274.5

Gas Rights and Related Investments

Our gas rights and related investments represent investments in landfill gas rights at 20 landfills and limited partnership investments. The following table illustrates the net book values of these investments on Holdings consolidated balance sheet as of December 31, 2004 and 2003.

	(Millions of Dollars)
	2004	2003
Landfill gas rights	$12.3	$16.5
Natural gas equity investment	4.6	7.7
Landfill gas equity investments	—	16.7

Total	$16.9	$40.9

Landfill gas rights are amortized on a straight-line basis over the estimated remaining useful life. Holdings recognized amortization expense of $4.2 million, $2.8 million and $4.7 million for the years ended December 31, 2004, 2003 and 2002 related to the landfill gas rights.

Our natural gas equity investment represents a 21.9% limited partnership interest in a single natural gas operating partnership. (See Note 23.)

At December 31, 2003, our landfill gas equity investments consisted of a 50% interest in WET and a 50% interest in a landfill gas operating partnership. During 2004, we acquired the remaining 50% interest in WET and sold the other landfill gas 50% limited partnership interest. We also own a limited partnership interest in a synthetic fuel operating partnership, with no book value as of December 31, 2004 and 2003. (See Note 3.)

Affordable Housing

Our affordable housing investments include equity investments in affordable housing guarantee funds. In March 2004, we adopted FIN 46(R). (See Note 1.)

6.	Property, Plant and Equipment

Property, plant and equipment at Duquesne Light includes: (1) distribution poles and equipment; (2) lower voltage distribution wires used in delivering electricity to customers; (3) substations and transformers; (4) high voltage transmission wires used in delivering electricity to substations; (5) meters and automated meter reading assets; and (6) internal telecommunication equipment, vehicles and office equipment, primarily used in the electricity delivery business segment.

Property, plant and equipment at Holdings consists of energy facilities used in our Energy Solutions business segment, the fiber optic network owned by DQE Communications (reported in the “all other” category) and landfill gas equipment used in our Financial business segment.

SFAS No. 143, “Accounting for Asset Retirement Obligations,” requires entities to record the fair value of a liability by increasing the carrying amount of the related long-lived asset for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair value can be made. Neither the adoption, nor the continued application, of SFAS No. 143 had a significant impact on the financial statements of either Holdings or Duquesne Light.

7.	Intangible Assets

Pension

As a result of the recognition of an additional minimum pension liability in 2004, we have recorded a corresponding $5.8 million intangible asset on both Holdings and Duquesne Light’s consolidated balance sheets as of December 31, 2004. If the required additional minimum pension liability changes in the future, the amount of the intangible asset will also change. (See Note 12.)

Purchased Intangibles

As a result of the purchase price allocation related to DQE Financial’s purchase of WET in November 2004, a portion of the purchase price has been allocated to intangible assets with both definite and indefinite lives, including goodwill, on Holdings consolidated balance sheet as follows.

Goodwill and Indefinite Lived Intangible Assets. Goodwill is the cost of an acquisition over the fair value of the net assets acquired. The other indefinite lived intangible asset relates to the WET trade name. As of December 31, 2004 the amount allocated to goodwill and the WET trade name was $4.9 million and $0.6 million. These assets are not amortized, but are evaluated for impairment at least annually.

Intangible Assets Subject to Amortization. Intangible assets with definite lives are subject to amortization over their estimated useful lives. The assets included in this category are related to existing customer relationships for both construction and operations customers and covenants not-to-compete in the employment contracts with WET’s key executives. The total amount allocated to these intangibles was approximately $5 million. The weighted average useful life is approximately 13 years. The amortization expense related to these intangibles is immaterial for the year ended December 31, 2004.

8.	Short-Term Borrowing and Revolving Credit Arrangements

In September 2004, Holdings and Duquesne Light entered into unsecured revolving credit facilities expiring in September 2007. Holdings’ new $175 million revolver replaced its prior $110 million, 364-day revolver. Duquesne Light’s amended and restated $100 million revolver replaced its prior $180 million, 364-day revolver.

Both credit facilities permit borrowings at interest rates of LIBOR (plus a margin of 0.75 % to 2.00%) or an alternate base rate, as defined in the credit facilities (plus a margin from 0.0% to 1.00%). Both credit facilities have commitment fees that range from 0.125% to 0.30%. Interest rates and commitment fees are based on the borrower’s then-current senior unsecured credit rating. Both revolvers are subject to cross-default if the borrower or any of its subsidiaries defaults on any payment due under any indebtedness exceeding $50 million. Undrawn amounts under both revolvers are fully available for the issuance of letters of credit.

At December 31, 2004, no borrowings were outstanding; however, we had $89.9 million in standby letters of credit (including $23.6 million relating to Duquesne Light), $69.2 million of which are backed by the revolving credit agreements (including $10.4 million related to Duquesne Light), leaving $205.8 million available (including $89.6 million available at Duquesne Light).

Under our credit facilities, we are subject to financial covenants requiring each of Holdings and Duquesne Light to maintain a maximum debt-to-capitalization ratio of 65.0%, as defined in the facilities. In addition, Holdings is required to maintain a minimum coverage ratio of 2-to-1, as defined in the facilities. At December 31, 2004, we were in compliance with these covenants.

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

Holdings. As of December 31, 2004, we had no commercial paper borrowings outstanding, and $0.2 million of current debt maturities. During 2004, the maximum amount of bank loans outstanding was $120 million, the amount of average daily borrowings was $18.6 million and the weighted average daily interest rate was 2.3%.

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

Duquesne Light. As of December 31, 2004, Duquesne Light had no commercial paper borrowings outstanding or current debt maturities. During 2004, the maximum amount of bank loans outstanding was $120 million, the amount of average daily borrowings was $18.6 million and the weighted average daily interest rate was 2.3%.

As of December 31, 2003, Duquesne Light had no commercial paper borrowings outstanding, and $50.5 million of current debt maturities. During 2003, there were no bank loans or commercial paper borrowings outstanding.

9.	Restructuring Charges

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

In 2002, we recorded a pre-tax restructuring charge of $4.2 million (including $3.7 million at Duquesne Light) related to further consolidation and centralization of certain administrative functions. The 2002 restructuring charge primarily included severance costs for 20 executive, management, professional and administrative personnel (14 at Duquesne Light), who were terminated in connection with this restructuring.

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

In 2004, we decreased our employee termination benefit restructuring liability by a net $0.8 million (including an increase of $0.1 million at Duquesne Light) for revised estimates of severance benefits to be paid under the restructuring plans. In addition, we increased the 2001 lease restructuring liability by $0.7 million due to lease escalation costs.

The following table summarizes the restructuring activities for the Holdings 2001 and 2002 restructuring plans.

Holdings Restructuring Liability

	(Millions of Dollars)
	Employee Termination Benefits	Lease Costs	Total
Beginning Balance, November 30, 2001 (a)	$18.1	$9.8	$27.9
Payments in 2001	(4.2)	(2.0)	(6.2)

Balance, December 31, 2001 (a)	13.9	7.8	21.7
Restructuring charge 2002	4.9	—	4.9
Adjustments to 2001	1.2	(0.2)	1.0
Payments on 2002	(0.3)	—	(0.3)
Payments on 2001	(11.4)	(2.8)	(14.2)

Balance, December 31, 2002 (a)	8.3	4.8	13.1
Adjustments to 2002	0.8	—	0.8
Adjustments to 2001	(0.2)	(1.2)	(1.4)
Payments on 2002	(3.5)	—	(3.5)
Payments on 2001	(2.1)	(1.8)	(3.9)

Balance, December 31, 2003 (a)	$3.3	$1.8	$5.1
Adjustments to 2002	0.3	—	0.3
Adjustments to 2001	(1.1)	0.7	(0.4)
Payments on 2002	(0.8)	—	(0.8)
Payments on 2001	(0.1)	(1.1)	(1.2)

Balance, December 31, 2004 (a)	$1.6	$1.4	$3.0

(a)	Excludes $2.9 million, $2.8 million, $2.3 million, $0.9 million, and $0.1 million of restructuring liabilities as of November 30, 2001, December 31, 2001, December 31, 2002, December 31, 2003 and December 31, 2004 that are included in discontinued operations.

The Holdings $3.0 million combined remaining restructuring liability net of discontinued operations as of December 31, 2004 is included in other liabilities on the consolidated balance sheets. We believe that the remaining provision is adequate to complete the restructuring plan. We expect that the restructuring liability will be paid on a monthly basis through 2006.

The following table summarizes the restructuring activities for the Duquesne Light 2001 and 2002 restructuring plans.

Duquesne Light Restructuring Liability

	(Millions of Dollars)
	Employee Termination Benefits	Lease Costs	Total
Beginning Balance, November 30, 2001	$8.3	$2.5	$10.8
Payments in 2001	(1.7)	(0.3)	(2.0)

Balance, December 31, 2001	6.6	2.2	8.8
Restructuring charge 2002	4.3	—	4.3
Adjustments to 2001	0.2	—	0.2
Payments on 2002	(0.3)	—	(0.3)
Payments on 2001	(5.9)	(0.3)	(6.2)

Balance, December 31, 2002	4.9	1.9	6.8
Adjustments to 2001	(0.2)	—	(0.2)
Payments on 2002	(2.3)	—	(2.3)
Payments on 2001	(0.7)	(0.3)	(1.0)

Balance, December 31, 2003	$1.7	$1.6	$3.3
Adjustments to 2001	0.1	—	0.1
Payments on 2002	(0.5)	—	(0.5)
Payments on 2001	(0.1)	(0.3)	(0.4)

Balance, December 31, 2004	$1.2	$1.3	$2.5

The Duquesne Light $2.5 million combined remaining restructuring liability as of December 31, 2004 is included in other liabilities on the consolidated balance sheets. Duquesne Light believes that the remaining provision is adequate to complete the restructuring plan and expects that the restructuring liability will be paid on a monthly basis through 2006.

10.	Income Taxes

The IRS is currently auditing the 1998 through 2002 tax years. They have audited all federal corporate tax returns for years through 1997 and these years are closed. In December 2003, we reached a settlement agreement with the IRS regarding DQE Financial’s structured lease transactions and other similar investments that had been under review as a result of an IRS audit. The tax liability associated with the settlement was determined for the years 1994 through 1997. In addition, treatment of the structured lease transactions has been agreed to for all future years affected by the transactions. As a result of the confidential agreement, achieved through the IRS’ fast track settlement program, we agreed to make additional cash payments for the tax years 1999 through 2002 of $84.3 million, net of the $12.4 million tax benefit associated with the interest due. We paid $48.6 million in December 2003. There was no earnings impact in

2003 from this resolution. The balance, including interest due to the IRS, of $50.9 million and $48.1 million as of December 31, 2004 and 2003 is included in accrued liabilities on the Holdings consolidated balance sheets.

During 2003, we sold the remainder of our investment in AquaSource. Due to this divestiture, capital losses were generated which were carried back against prior capital gains. In 2003, the results of discontinued operations reflect the tax benefit of approximately $67 million resulting from the carryback claim. As of December 31, 2003, the expected cash refund was recorded as a reduction to our current tax liability. The cash refund of approximately $32 million was received in 2004.

Our state income tax returns are subject to review by the relevant taxing jurisdictions, Pennsylvania being the most significant. The Pennsylvania Department of Revenue has issued assessments of additional tax for 1999 through 2002 primarily to include income of a Duquesne Light out of state subsidiary corporation in Pennsylvania taxable income. If, as expected, the Department asserts the same positions for 2003 and 2004, Duquesne Light’s total exposure for all years, without interest or penalty, could approximate $96 million (net of associated federal benefit). Duquesne Light does not agree with the Department on this matter, and has filed an appeal for the 1999 tax year with the Pennsylvania Commonwealth Court. The assessments for the 2000, 2001 and 2002 tax years have been appealed to various administrative levels within the state. Ultimately, Duquesne Light expects all years involved to be appealed to and decided at the Pennsylvania Commonwealth Court.

It is not possible to predict if, when or to what extent any state income tax adjustments ultimately proposed for the period 1999 through 2004 will be sustained. Duquesne Light does not believe that the ultimate resolution of its state tax issue for this period will have a material adverse effect on its financial position or results of operation. However, the resolution, depending on the extent and timing thereof, could have a material adverse effect on cash flows for the period in which they are paid.

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

Duquesne Light Holdings

Deferred Tax Assets (Liabilities) as of December 31,

	(Millions of Dollars)
	2004	2003
Restructuring charges and impairments	$4.0	$4.9
Tax credit carryforward	118.3	92.4
Capital loss carryforward	17.5	35.8
Warwick Mine closing costs	11.2	11.2
Pension and benefit costs	43.5	49.3
Other	27.1	36.9

Deferred tax assets	221.6	230.5

Property depreciation	(276.4)	(274.1)
Lease investments	(238.6)	(240.6)
Loss on reacquired debt unamortized	(15.6)	(17.6)
Regulatory assets	(90.7)	(92.1)
Other	(8.5)	(4.3)

Deferred tax liabilities	(629.8)	(628.7)

Net	$(408.2)	$(398.2)

Income Tax Expense (Benefit)

	(Millions of Dollars)
	Year Ended December 31,
	2004	2003	2002
Current:
Federal	$4.1	$142.8	$55.7
State	7.3	8.9	6.4
Deferred:
Federal	10.3	(132.9)	(75.0)
State	(1.1)	(1.1)	1.3

Income Taxes	$20.6	$17.7	$(11.6)

Total income taxes differ from the amount computed by applying the statutory federal income tax rate to income before income taxes, as set forth in the following table.

Income Tax Expense Reconciliation

	(Millions of Dollars)
	Year Ended December 31,
	2004	2003	2002
Computed federal income tax statutory rate (35%)	$35.1	$38.8	$5.3
Increase (decrease) in taxes resulting from:
State income taxes, net of federal income tax benefits	4.7	5.2	5.0
Tax credits	(25.7)	(31.3)	(31.5)
Non-deductible expenses	2.2	2.5	6.3
Other	4.3	2.5	3.3

Total Income Tax Expense (Benefit)	$20.6	$17.7	$(11.6)

Duquesne Light Company

Deferred Tax Assets (Liabilities) as of December 31,

	(Millions of Dollars)
	2004	2003
Pension and benefit costs	$42.7	$47.7
Warwick Mine closing costs	11.2	11.2
Other	17.2	20.4

Deferred tax assets	71.1	79.3

Property depreciation	(281.0)	(280.4)
Loss on reacquired debt unamortized	(15.6)	(17.6)
Regulatory assets	(90.7)	(92.1)
Other	(6.9)	(7.9)

Deferred tax liabilities	(394.2)	(398.0)

Net	$(323.1)	$(318.7)

Income Tax Expense

	(Millions of Dollars)
	Year Ended December 31,
	2004	2003	2002
Current:
Federal	$33.8	$63.3	$66.5
State	7.0	9.1	5.1
Deferred:
Federal	4.5	(26.4)	(26.4)
State	(1.0)	(0.6)	3.7

Income Taxes	$44.3	$45.4	$48.9

Total income taxes differ from the amount computed by applying the statutory federal income tax rate to income before income taxes (after deducting dividends on preferred and preference stock), as set forth in the following table.

Income Tax Expense Reconciliation

	(Millions of Dollars)
	Year Ended December 31,
	2004	2003	2002
Computed federal income tax statutory rate (35%)	$36.9	$39.1	$42.4
Increase (decrease) in taxes resulting from:
State income taxes, net of federal income tax benefits	4.5	5.6	5.7
Tax credits	(0.3)	(0.2)	(0.3)
Other	3.2	0.9	1.1

Total Income Tax Expense	$44.3	$45.4	$48.9

11.	Leases

We lease office buildings and other property and equipment.

Duquesne Light Holdings

Capital Leases as of December 31,

	(Millions of Dollars)
	2004	2003
Electric plant	$10.1	$10.1
Less: Accumulated amortization	(8.3)	(7.8)

Capital Leases – Net	$1.8	$2.3

Summary of Rental Expense

	(Millions of Dollars)
	Year Ended December 31,
	2004	2003	2002
Operating leases	$11.4	$14.5	$9.2
Amortization of capital leases	0.5	0.4	0.4
Interest on capital leases	0.2	1.1	1.1

Total Rental Expense	$12.1	$16.0	$10.7

Future Minimum Lease Payments

	(Millions of Dollars)
Year Ended December 31,	Operating Leases	Capital Leases
2005	8.3	0.7
2006	8.4	0.7
2007	8.4	0.8
2008	8.8	—
2009	8.8	—
2010 and thereafter	39.8	—

Total	$82.5	$2.2

Less: Amount representing interest		0.4

Present value		$1.8

Duquesne Light Company

Capital Leases at December 31,

	(Millions of Dollars)
	2004	2003
Electric plant	$10.1	$10.1
Less: Accumulated amortization	(8.3)	(7.8)

Capital Leases – Net	$1.8	$2.3

Summary of Rental Expense

	(Millions of Dollars)
	Year Ended December 31,
	2004	2003	2002
Operating leases	$7.2	$11.4	$5.2
Amortization of capital leases	0.5	0.4	0.4
Interest on capital leases	0.2	1.1	1.1

Total Rental Expense	$7.9	$12.9	$6.7

Future Minimum Lease Payments

	(Millions of Dollars)
Year Ended December 31,	Operating Leases	Capital Leases
2005	4.1	0.7
2006	4.2	0.7
2007	4.2	0.8
2008	3.9	—
2009	3.9	—
2010 and thereafter	8.6	—

Total	$28.9	$2.2

Less: Amount representing interest		0.4

Present value		$1.8

Future minimum lease payments for operating leases are related principally to a Holdings energy facility and certain corporate offices. Future minimum capital lease payments relate to a building.

In 2003, we revised the facility utilization plan at our downtown Pittsburgh offices, which resulted in a charge of $4.9 million at Duquesne Light for the vacant space identified. In addition, a $1.4 million charge was recorded in discontinued operations for the space previously occupied by AquaSource.

12.	Employee Benefits

PENSION BENEFITS

We maintain several qualified retirement plans and one unqualified plan to provide pensions for all eligible full-time employees. Upon retirement, an eligible employee receives a monthly pension based on his or her length of service and compensation. The cost of funding the pension plan is determined by the unit credit actuarial cost method. Our policy is to record this cost as an expense and to fund the pension plans by an amount that is at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, but which does not exceed the maximum tax-deductible amount for the year. Pension costs charged (credited) to expense or construction were $2.3 million for 2004, ($2.0) million for 2003 and ($17.4) million for 2002.

In 2003, we approved amendments to the pension plan which reduced the charge for post-retirement payment options and moved the post-service period forward one year for the next three years. This caused an increase in the Projected Benefit Obligation of $9.8 million.

We made no cash contributions to our pension plans in either 2004 or 2003. For 2005, no cash contributions are expected to be required to be made to the pension plans. (See Note 23.)

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

In 2003, we modified the postretirement plan design, which provides for greater cost-sharing by the participants beginning in 2004. In 2003, we also approved amendments to the postretirement health care benefits plan which caused an increase to the postretirement benefit obligation of $7.1 million. These changes included, among others, dental benefits to age 65, and an extension of certain spousal benefits.

We accrue the actuarially determined costs of the aforementioned postretirement benefits over the period from the date of hire until the date the employee becomes fully eligible for benefits. We have elected to amortize the transition obligation over a 20-year period.

Due to changes in health care costs over recent years, the health care trend assumption used in the development of the fiscal 2005 expense will be decreased to better reflect the current cost environment. The health care trend assumption used in the development of the fiscal 2004 expense was 10.0%, decreasing 0.5% per year to an ultimate rate of 5.0% (reached in 2014). The health care trend assumption reflected in the December 31, 2004, SFAS No. 106 year-end disclosure, which will also be used in the development of fiscal 2005 expense, is 9.5%, decreasing 0.5% per year to an ultimate rate of 4.75% (reached in 2015). A 1.0% spread between the discount rate (5.75% for 2005 expense) and the ultimate health care cost trend rate will be maintained.

We use a December 31 measurement date for all of our pension and postretirement plans. All of our plans for postretirement benefits, other than pensions, have no plan assets. The following tables apply to both Holdings and Duquesne Light, and provide a reconciliation of the changes in the pension and postretirement plans’ benefit obligations and fair value of plan assets over the two-year period ended December 31, 2004, a statement of the funded status as of December 31, 2004 and 2003, and a summary of assumptions used in the measurement of our benefit obligations:

Funded Status of the Pension and Postretirement Benefit Plans as of December 31,

	(Millions of Dollars)
	Pension		Postretirement
	2004	2003	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$694.0	$624.9	$52.6	$48.3
Service cost	8.1	6.8	1.1	1.5
Interest cost	42.2	41.6	3.0	2.9
Plan participants’ contributions	—	—	0.5	0.3
Actuarial loss (gain)	43.5	48.5	(0.5)	(3.2)
Benefits paid	(37.5)	(37.6)	(4.0)	(4.3)
Plan amendments	—	9.8	—	7.1

Benefit obligation at end of year	750.3	694.0	52.7	52.6

Change in plan assets:
Fair value of plan assets at beginning of year	679.0	596.4	—	—
Actual return on plan assets	74.3	120.2	—	—
Plan participants’ contributions	—	—	0.5	0.3
Employer contributions	—	—	3.5	4.0
Benefits paid	(37.5)	(37.6)	(4.0)	(4.3)

Fair value of plan assets at end of year	715.8	679.0	—	—

Funded status	(34.5)	(15.0)	(52.7)	(52.6)
Unrecognized net actuarial (gain) loss	(21.9)	(43.1)	2.9	3.4
Unrecognized prior service cost	25.4	28.9	6.2	7.2
Unrecognized net transition obligation	—	0.8	5.5	6.2

Accrued benefit cost	$(31.0)	$(28.4)	$(38.1)	$(35.8)

The following table summarizes the presentation of the accrued benefit cost related to the pension plans on the consolidated balance sheets of both Holdings and Duquesne Light as of December 31,

	(Millions of Dollars)
	2004	2003
Prepaid pension cost	$26.1	$21.6
Pension intangible assets	5.8	—
Pension liability	(62.9)	(50.0)

Accrued pension plans benefit cost	$(31.0)	$(28.4)

The accumulated benefit obligation for all defined benefit pension plans was $719.8 million and $664.5 million as of December 31, 2004, and 2003.

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets as of December 31,

	(Millions of Dollars)
	2004	2003
Projected benefit obligation	$683.0	$633.7
Accumulated benefit obligation	661.6	613.9
Fair value of plan assets	598.8	570.6

Weighted-Average Assumptions Used to Determine Projected Benefits Obligation as of December 31,

	Pension		Postretirement
	2004	2003	2004	2003
Discount rate	5.75%	6.25%	5.75%	6.25%
Assumed change in compensation levels	4.00%	4.00%	—	—
Ultimate health care cost trend rate	—	—	4.75%	5.00%

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for the Years Ended December 31,

	Pension Benefits		Postretirement
	2004	2003	2004	2003
Discount rate	6.25%	6.75%	6.25%	6.75%
Expected long-term return on plan assets	8.00%	7.50%	—	—
Rate of compensation increase	4.00%	4.00%	—	—
Ultimate health care costs trend rate	—	—	5.00%	5.25%

Components of Net Periodic Pension Cost for the Years Ended December 31,

	(Millions of Dollars)
	2004	2003	2002
Components of net periodic pension cost:
Service cost	$8.1	$6.8	$5.9
Interest cost	42.2	41.6	40.7
Expected return on plan assets	(51.7)	(50.5)	(54.4)
Amortization of unrecognized net transition obligation	0.8	1.2	1.2
Amortization of prior service cost	3.4	2.6	2.6
Amortization of actuarial gain	(0.5)	(3.7)	(13.4)

Net periodic pension cost (gain)	$2.3	$(2.0)	$(17.4)

Components of Net Periodic Postretirement Cost for the Years Ended December 31,

	(Millions of Dollars)
	2004	2003	2002
Components of net periodic postretirement cost:
Service cost	$1.1	$1.5	$1.7
Interest cost	3.0	2.9	3.2
Amortization of unrecognized net transition obligation	0.7	0.7	0.8
Amortization of prior service cost	1.0	—	—

Net periodic postretirement cost	$5.8	$5.1	$5.7

Effect of a One Percent Change in Health Care Cost Trend Rates as of December 31, 2004

	(Millions of Dollars)
	One Percent Increase	One Percent Decrease
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$0.4	$(0.3)
Effect on the health care component of the accumulated postretirement benefit obligation	$4.3	$(3.9)

Expected Rate of Return On Plan Assets and Investment Policy

We used an 8.0% expected long-term rate of return on plan assets in determining the 2004 net periodic benefit cost. We developed the long-term rate of return using a building block approach, taking into account the target allocations contained in the plan’s investment policy in the table below. Under this approach, we performed separate analyses to determine the expected real rate of return for each asset class, the expected long-term rate of inflation, and the correlations among the returns for the various asset classes. We also evaluated current market factors such as inflation and interest rates, as well as the long-term historical relationships between the asset classes. The long-term rate of return is established through this building block approach with proper consideration of diversification to reduce volatility of expected return.

Asset Category	Target Investment Allocation
Equity securities	25% - 65%
Fixed income securities	25% - 65%
Real estate investments	0% - 10%
Other investments	0% - 5%

Pension Plan Assets

The pension plan weighted-average asset allocations as of December 31, 2004 and 2003, by asset category are as follows:

	Plan Assets as of December 31,
Asset Category	2004	2003
Equity securities	57.2%	53.3%
Fixed income securities	30.8%	33.8%
Real estate investments	10.5%	11.5%
Other investments	1.5%	1.4%

Total	100.0%	100.0%

Pension plan assets as of December 31, 2004 and 2003, do not include any common stock of either Holdings or Duquesne Light.

Expected Benefit Payments for Future Years

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

	(Millions of Dollars)
Year	Pension	Postretirement
2005	$37.5	$3.0
2006	38.4	3.3
2007	39.7	3.6
2008	40.7	3.9
2009	42.4	4.3
2010 - 2014	245.1	26.5

RETIREMENT SAVINGS PLANS

There are separate 401(k) retirement savings plans for our management and IBEW-represented employees.

The Holdings 401(k) Retirement Savings Plan provides for employer contributions that vary by Holdings subsidiary. These contributions may include one or more of the following: a participant base match, a participant incentive match and automatic contributions. The incentive match was achieved in 2004 and 2003, but not in 2002. We are funding our automatic and matching contributions to this plan through an ESOP established in December 1991. (See Note 15.) Compensation costs charged to expense or construction related to the 401(k) plan were $1.3 million, $0.9 million and $1.9 million in 2004, 2003 and 2002 at Holdings and $1.2 million, $0.5 million and $0.6 million in 2004, 2003 and 2002 at Duquesne Light.

The Duquesne Light 401(k) Retirement Savings Plan for IBEW Represented Employees provides that Duquesne Light will match employee contributions with a base match and an additional incentive match (paid in Holdings common stock), if certain targets are met. The incentive match was achieved in 2004 and

2003, but not in 2002. Duquesne Light recognized compensation expense of $1.0 million, $0.3 million and $0.3 million in 2004, 2003 and 2002 related to this plan.

STOCK OPTIONS

In 2004, our shareholders approved amendments to the Holdings 2002 Long-Term Incentive Plan (the 2002 Plan). Under the Amended Incentive Plan the aggregate number of shares of common stock authorized for issuance increased from 2,690,468 to 3,690,468, and of this total, up to 700,000 shares, versus 500,000 shares under the previous terms, may be issued as restricted shares. Additionally, the amendments expanded the eligibility provisions to permit the grant of all types of awards available under the Amended Incentive Plan to non-employee directors, add a provision permitting grants of unrestricted shares of common stock to be made to non-employee directors as part of the regular compensation package of non-employee directors and/or Board Chairman, Vice Chairman, and Committee Chairman, and eliminated the provisions of the 2002 Plan requiring only specific stock option grants to non-employee directors. The Amended Incentive Plan also includes restricted stock units as another type of award that may be granted, permits Holdings to change how dividend equivalent accounts and dividends accumulated on restricted shares are paid, and authorizes dividend equivalent accounts to be established in connection with performance awards.

The original 2002 Plan became effective as of January 1, 2002, and replaced the prior Long-Term Incentive Plan (the Prior Plan). Under the 2002 Plan, management may grant stock option awards, alternative stock appreciation rights and dividend equivalent accounts; restricted share awards; performance awards; and beginning in 2004, as described previously, restricted stock unit awards. Stock options awarded to eligible employees will be granted at an option price not less than 100% of the fair market value of our common stock on the date of grant. All stock options to directors will be granted at an option price equal to 100% of the fair market value of our common stock on the date of grant. Any stock options granted prior to January 1, 2002 are not affected by the adoption of the 2002 Plan, and are administered according to the Prior Plan. No new options may be granted under the Prior Plan. The 2002 Plan will terminate on December 31, 2011.

No stock option awards were granted in 2004 to either employees or non-employee directors.

During 2003 and 2002, 34,232 and 37,146 Holdings stock options were issued to non-employee directors. These options vest over a six-month period, and as of December 31, 2003, were fully vested.

During December 2002, 774,500 stock options were granted to employees under the 2002 Plan with an exercise price of $15.015 per share. Due to cancellations, forfeitures, and exercises in 2003 and 2004, only 506,814 of these options remain outstanding as of December 31, 2004, of which 220,714 options are exercisable and fully vested. They will expire on December 15, 2012. Compensation expense related to the December 2002 grant of $0.4 million and $0.6 million was recognized in 2004 and 2003, of which $0.1 million and $0.3 million was recorded at Duquesne Light. The remainder of the options will become exercisable if the closing price on the New York Stock Exchange of Holdings’ common stock averages $19.98 for 30 consecutive trading days. If Holdings’ common stock price does not achieve the target price by December 15, 2005, the remaining options are forfeited. If vested, these options will also expire on December 15, 2012.

During December 2001, 787,300 stock options were granted to employees under the Prior Plan with an exercise price of $16.90 per share. Due to cancellations, forfeitures, and exercises in 2002, 2003, and 2004, only 167,264 of these options remain as of December 31, 2004, all of which are exercisable, fully vested, and expire on December 10, 2011. No compensation expense related to this award was recognized in 2004. In 2003, compensation expense related to the December 2001 grant of $0.2 million was recognized. The remaining options associated with this award were forfeited on December 11, 2004, as the closing price on the New York Stock Exchange of Holdings’ common stock did not average $22.49 for 30 consecutive trading days by December 10, 2004.

The following tables summarize the transactions of our stock option plans for the three-year period ended December 31, 2004, and certain information about outstanding stock options as of December 31, 2004:

	Millions of Options			Weighted Average Price
	2004	2003	2002	2004	2003	2002
Options outstanding, beginning of year	2.0	2.5	2.2	$24.39	$24.48	$29.88
Options granted	—	—	0.8	—	16.23	14.98
Options exercised	(0.4)	—	(0.1)	24.55	38.77	31.92
Options canceled/forfeited	(0.7)	(0.5)	(0.4)	29.32	23.02	32.49

Options outstanding, end of year	0.9	2.0	2.5	20.53	24.39	24.48

Options exercisable, end of year	0.7	1.1	0.9	22.93	30.73	37.45

Shares available for future grants, end of year	2.4	1.3	1.7

As of December 31, 2004, 2003 and 2002, stock appreciation rights (SARS) had been granted in connection with 115,107; 607,734; and 726,248 of the options outstanding. During 2004, 2003 and 2002, 147,247; 37,755; and 54,933 SARS were exercised.

	Outstanding			Exercisable
Exercise Price Range	Number of Options (In Millions)	Average Remaining Life (In Years)	Weighted Average Exercise Price	Number of Options (In Millions)	Weighted Average Exercise Price
Under $20	0.7	7.7	$15.60	0.5	$15.96
$20–$30	—	—	—	—	—
$30–$40	0.1	5.2	32.51	0.1	32.51
Over $40	0.1	5.1	42.76	0.1	42.76

Options, End of Year	0.9			0.7

The fair value of the options granted during 2003 and 2002 was estimated on the date of grant using the Black-Scholes option pricing model. The estimated weighted average assumptions used and the fair values are as follows:

	2004	2003	2002
Expected dividend yield	—	6.16%	6.66%
Risk-free interest rate	—	3.34%	4.16%
Expected stock price volatility	—	30.91%	29.88%
Expected term until exercise (years)	—	10.0	10.0
Weighted average fair value	—	$2.40	$1.69

OTHER STOCK-BASED COMPENSATION

On January 1, 2002, 110,000 shares of Holdings stock were issued to officers of Holdings as part of a performance award. One half, or 55,000 shares, were subject to a two-year performance period that ended on December 31, 2003, with no shares earned. The other half were subject to a three-year performance period that ended on December 31, 2004, with no shares earned.

On January 1, 2003, 58,500 shares of Holdings stock were issued to officers as part of a performance award. As of December 31, 2004, due to forfeitures, only 48,500 shares remain to be earned. These shares are earned based upon Holdings’ total shareholder return (TSR) rank against the TSR of its peer group, as defined, over a three-year performance period ending on December 31, 2005. Additionally, Holdings must achieve a three-year annualized TSR of 6% or greater. Up to 200% of the total shares awarded may be earned, conditioned upon Holdings’ performance. As of December 31, 2004, Holdings had not recognized compensation expense for this performance award.

On November 10, 2003, 198,417 shares of nonvested Holdings stock with voting and dividend rights were issued to officers of Holdings. The right to the shares is subject to continued employment. One-third of the total shares are earned each year over the three-year vesting period ending on December 31, 2006. Due to forfeitures in 2004, only 186,417 shares remain as of December 31, 2004, of which one-third, or 62,139 shares, is vested. The market value of the nonvested stock, which was $3.3 million at the grant date, was charged to stockholders’ equity and reflected as unearned compensation on the consolidated balance sheet of Holdings. This unearned compensation will be charged evenly to expense over the vesting period. In 2004 and 2003, total compensation expense of $1.0 million and $0.2 million was recognized, of which $0.5 million and $0.1 million was recorded at Duquesne Light.

On the same date, 387,400 shares of Holdings stock were issued to the same officers under a performance-based deferred stock unit award. As of December 31, 2004, due to forfeitures in 2004, only 363,200 shares remain to be earned. The right to the shares is subject to the achievement of specified performance goals related to earnings per share (EPS) from continuing operations and TSR over the defined performance periods. The EPS performance period commences on January 1, 2004 and ends on December 31, 2006. The TSR performance period commenced on October 20, 2003 and ends on December 31, 2006. At the end of the performance period, shares may vest within a range of 0% to 100%, with no more than 50% of the shares subject to each performance target. Holdings did not record compensation expense for the deferred stock unit award in 2003 or 2004.

On January 1, 2004, 56,427 shares of Holdings common stock were granted to non-officers of Holdings under a performance-based restricted stock unit award. As of December 31, 2004, due to forfeitures in 2004, only 52,713 shares remain to be earned. The right to shares is subject to the same TSR performance target as the deferred stock units described previously. However, for the grant to non-officers, the performance period begins on January 1, 2004 and ends on December 31, 2006. Holdings did not record compensation expense related to this award in 2004.

On June 3, 2004, under the Amended Incentive Plan, 2,500 shares of Holdings’ nonvested stock with voting and dividends rights were granted to each of the eight non-employee directors for a total of 20,000 shares awarded. The shares vest over a two-year period ending on June 3, 2006. The market value of the nonvested stock, which was $0.4 million at the grant date, was charged to stockholders’ equity and reflected as unearned compensation on the consolidated balance sheet of Holdings. This unearned compensation will be charged evenly to expense over the vesting period. In 2004, total compensation expense recognized on these shares was $0.1 million.

On the same date, under the Amended Incentive Plan, 3,897 shares of Holdings common stock were issued to non-employee directors. In 2004, the total compensation expense recognized on these shares was $0.1 million.

13.	Commitments and Contingencies

GUARANTEES

As part of DQE Financial’s investment portfolio in seven affordable housing funds, we have received fees in exchange for guaranteeing a minimum defined yield to third-party investors. We entered into these transactions between 1995 and 1999 because of the attractive risk/reward characteristics available to guarantors. This group of guarantees will expire by 2015. In the event the underlying affordable housing properties do not generate the necessary minimum yield before their expiration, we will make cash payments necessary to achieve the minimum yield. The original amount guaranteed was approximately $250 million, and has declined as investors have earned the guaranteed returns. We estimate the maximum potential amount of undiscounted future payments that we could be required to make under the guarantees if the investors earn no future returns was $47.5 million at December 31, 2004.

In connection with Duquesne Energy Solutions’ 2000 sale, through a subsidiary, of its synthetic fuel facilities, we agreed to guarantee the subsidiary’s obligation under the sales agreement to indemnify the purchaser against breach of warranties, representations or covenants. The guarantee generally extends up to six years or otherwise as stipulated under statute of limitations, based on the expiration of the underlying warranty, representation, or covenant. We have determined our exposure to be limited, as both legal and factual representations and warranties have been primarily limited to matters within the control and knowledge of our subsidiary. As such, no liability has been recorded on the consolidated balance sheets. Also, Holdings has backed certain limited obligations during a long-term contract held by its subsidiary with a $1.5 million payment guarantee that has not been recorded as a liability on the consolidated balance sheets. We do not believe these guarantees will have any material impact on our results of operations, financial position or cash flows.

Holdings has guaranteed portions of the obligations of Duquesne Power under its energy commodity contracts. As of December 31, 2004, Holdings has guaranteed $607.6 million, or 78.1% of the total notional value of the purchase and capacity obligations under these contracts. In general, if Duquesne Power is required to make a payment under these contracts and fails to do so, Holdings would be required to make such payment. The guarantees were provided in order to use Holdings’ stronger credit profile to obtain better pricing and contract terms for Duquesne Power. No amount has been recorded as a liability on the consolidated balance sheets. In addition, Holdings posts mark-to-market collateral on behalf of Duquesne Power as needed under the contracts.

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

On May 20, 2003, the court certified a class to include purchasers of our common stock during the period from December 6, 2000 through April 30,2001, and a sub-class to include purchasers of our common stock through our dividend reinvestment and stock purchase plan during the same period. Since December 2002, we have been engaged in pre-trial discovery. Fact discovery concluded at the end of April 2004. Expert witness discovery is now concluded. (See Note 23.)

SECTION 29 TAX CREDITS AND SYNTHETIC FUEL

Section 29 of the Internal Revenue Code provides tax credits through 2007 for the production and sale of non-conventional fuels, including solid synthetic fuels and landfill gas. Holdings recognizes Section 29 credits from DQE Financial’s landfill gas operations and an investment in a synthetic fuel partnership. Duquesne Energy Solutions operates synthetic fuel facilities for a single customer, earning fees based on production.

To qualify for the Section 29 tax credits from synthetic fuel, the synthetic fuel must meet three primary conditions: (i) there must be a significant chemical change in the coal feedstock, (ii) the product must be sold to an unaffiliated entity, and (iii) the production facility must have been placed in service before July 1, 1998. In recent years the synthetic fuel industry has been the focus of increased scrutiny by the IRS. Most recently the IRS has heightened its review of the “placed in service” dates of synthetic fuel plants, and some producers have indicated that the IRS has challenged whether their plants were placed in service by the required date in order to qualify for Section 29 tax credits.

Holdings is currently under audit by the IRS for the years 1998 through 2002. During that timeframe a subsidiary of the company constructed and operated six synthetic fuel plants, which were subsequently sold to an unrelated party. As noted above, Duquesne Energy Solutions now operates these plants. At this time, the IRS has made no determinations regarding these plants. Holdings claimed approximately $10 million of Section 29 tax credits prior to their sale.

The synthetic fuel partnership that DQE Financial has invested in was audited by the IRS for the tax years 1998 through 2001 and all of the relevant criteria for claiming the Section 29 credit from solid synthetic fuels has been accepted by the IRS.

Section 29 tax credits are subject to a phase-out provision that could reduce tax credits as the average annual wellhead price per barrel of domestic crude oil increases into an inflation-adjusted phase-out range. For 2003, the tax credit would have begun to phase-out when the annual average wellhead price per barrel of domestic crude oil exceeded $50.14 per barrel and would have been completely phased out when the annual average wellhead price per barrel of domestic crude oil reached $62.94 per barrel. The 2004 inflation adjustment has not been published by the IRS, but based on the prices of oil during the year, we do not believe that a phase-out of the credit for 2004 will occur. We cannot predict the level of domestic crude oil prices for 2005, nor whether a phase-out of the credit is likely to occur.

OTHER

Legacy Liabilities

In 1992, the Pennsylvania Department of Environmental Protection (DEP) issued Residual Waste Management Regulations governing the generation and management of non-hazardous residual waste, such as coal ash. Following the generation asset divestiture, Duquesne Light retained certain facilities that remain subject to these regulations. As of December 31, 2004, we have assessed our residual waste management sites, and the DEP has approved our compliance strategies. As of December 31, 2004 and 2003, the expected costs of compliance were approximately $5 million and $6.6 million with respect to sites we continue to own. These costs were recovered in the CTC.

Duquesne Light also owns the closed Warwick Mine, located along the Monongahela River in Greene County, Pennsylvania. This property had been used in the electricity supply business segment. Duquesne Light has been selling unused portions of the property and will continue to do so. As of December 31, 2004 and 2003, Duquesne Light’s estimated liability for closing the Warwick Mine, including final site reclamation, mine water treatment and certain labor liabilities, was approximately $27 million.

These amounts are combined and included in legacy liabilities on both Holdings and Duquesne Light’s consolidated balance sheets.

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

As part of the transaction, we retained certain obligations related to the business that was sold to Aqua America, Inc., including responsibility for certain existing litigation matters as well as a 10-year indemnity for certain pre-closing environmental claims. We purchased an environmental liability policy to mitigate this indemnity. We also had a maximum three-year indemnity obligation for certain other pre-closing liabilities that was limited by a $15 million indemnity cap. We have notified Aqua America that with the passage of the first anniversary of the closing of the transaction, and since the claims made by them under the indemnity provision during the first year did not reach the required dollar threshold, the indemnity cap is reduced to $7.5 million and the indemnity period will end on July 31, 2005 (the second anniversary of closing). To date, indemnity claims of which we are aware are not significant.

14.	Long-Term Debt

Long-Term Debt as of December 31,

	Interest Rate	Maturity	(Millions of Dollars)
			Principal Outstanding
			2004	2003
Duquesne Light first mortgage bonds (a)	5.7%-6.7%	2008-2032	$540.0	$340.0
Duquesne Light pollution control notes (b) (c)	Adjustable	2020-2033	320.1	320.1
Duquesne Light pollution control notes (b)	4.05%-4.35%	2011-2013	97.9	97.9
Duquesne Light subordinated debentures	8 3/8%	2044	—	151.5
DQE Capital public income notes	8 3/8%	2039	—	100.0
Holdings miscellaneous (d)			1.8	23.8
Less: Unamortized debt discount and premium – net (e)			(1.6)	(4.3)
Current maturities			(0.2)	(51.5)

Total Long-Term Debt			$958.0	$977.5

(a)	Excludes first mortgage bonds issued to secure pollution control notes.

(b)	Secured by an equal principal amount of first mortgage bonds.

(c)	These adjustable interest rates averaged 1.6%, 1.1% and 1.5% in 2004, 2003 and 2002.

(d)	2003 amount primarily represents obligations incurred in connection with our Fresh Kills investment.

(e)	$1.6 million in 2004 and $1.3 million in 2003 relates to Duquesne Light debt.

Holdings. As of December 31, 2004, maturities of long-term debt outstanding for the next five years were $0.2 million in 2005, $0.2 million in 2006, $0.3 million in 2007, $40.3 million in 2008 and $0.3 million in 2009.

Total interest and other charges were $63.0 million in 2004, $74.4 million in 2003, and $83.5 million in 2002. Interest costs attributable to debt were $57.2 million, $65.4 million and $68.6 million in 2004, 2003 and 2002. Included in the interest costs attributable to debt is $3.1 million in 2004 and $12.6 million in 2003 and 2002 related to the MIPS (discussed below). Of the interest costs attributable to debt, $0.8 million, $0.5 million and $0.9 million in 2004, 2003 and 2002 were capitalized as AFC. Debt discount or premium and related issuance expenses are amortized over the lives of the applicable issues. (See Note 1.)

As of December 31, 2004, the fair value of long-term debt, including current maturities, estimated on the basis of quoted market prices for the same or similar issues, or current rates offered for debt of the same remaining maturities, was $1,012.6 million. The principal amount, excluding unamortized discounts and premiums, is $959.8 million as of December 31, 2004.

As of December 31, 2004 and 2003, we were in compliance with all of our debt covenants.

In October 2004, DQE Capital fully redeemed its $100 million of 8.375% Public Income Notes, due 2039, at par. A $1.9 million after-tax charge related to the write-off of the unamortized, original issue costs was recorded.

On February 18, 2004, as part of an amended and restated agreement with the City of New York, GSF Energy, L.L.C. (GSF), a DQE Financial subsidiary, paid $4.5 million to the City and was released from all financial obligations under the prior concession agreement, including the $21.4 million note payable to the City. As a direct result of the settlement, we are recognizing approximately $16 million in pre-tax income ratably over the new contract term, scheduled to end June 30, 2006.

In March 2003, we redeemed at par two long-term loans with principal amounts totaling $2.0 million relating to investments at DQE Financial.

Duquesne Light. In May 2004, Duquesne Light issued $200 million of 5.7% first mortgage bonds (due 2014). Proceeds were used to redeem $75 million of MIPS (discussed below), repay $40 million of outstanding revolving credit facility borrowings and replenish working capital.

During 2004, pursuant to the terms of the 8 3/8% Monthly Income Preferred Securities (MIPS), Duquesne Light redeemed $151.5 million of its 8 3/8% Subordinated Deferrable Interest Debentures, Series A, due May 31, 2044 (Subordinated Debentures) held by Duquesne Capital, L.P., a special purpose subsidiary of Duquesne Light. Duquesne Capital simultaneously redeemed $150 million principal amount of its MIPS.

As of December 31, 2004, maturities of long-term debt outstanding for the next five years were zero in 2005, 2006 and 2007, $40.0 million in 2008 and zero in 2009.

Total interest and other charges were $46.2 million in 2004, $54.1 million in 2003 and $56.5 million in 2002. Interest costs attributable to debt were $45.6 million, $53.1 million and $55.2 million in 2004, 2003 and 2002. Included in the interest costs attributable to debt is $3.1 million in 2004, $6.3 million in 2003 and zero in 2002 related to the MIPS. Prior to the July 2003 adoption of SFAS No. 150, MIPS dividend requirements were shown separately on the consolidated statements of income. Of the interest costs attributable to debt, $0.8 million in 2004, $0.5 million in 2003 and $0.9 million in 2002 were capitalized as AFC. The December 31, 2004 unamortized debt discount of $1.6 million is amortized over the lives of the applicable issues. (See Note 1.)

As of December 31, 2004, the fair value of long-term debt, including current maturities, estimated on the basis of quoted market prices for the same or similar issues, or current rates offered for debt of the same remaining maturities, was $1,010.9 million. The principal amount, excluding unamortized discounts and premiums, is $958 million as of December 31, 2004.

At December 31, 2004 and 2003, Duquesne Light was in compliance with all of its debt covenants.

In December 2003, Duquesne Light redeemed $100 million principal amount of its 7.55% first mortgage bonds (due 2025) at a redemption price of 102.97% of the principal amount thereof.

In August 2003, Duquesne Light redeemed at par $100 million principal amount of its 7 3/8% first mortgage bonds due 2038.

In May 2003, Duquesne Light redeemed the $2.8 million outstanding balance of its 5% Sinking Fund Debentures (due 2010) at a redemption price of 100.95% of the principal amount thereof.

15.	Preferred and Preference Stock

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This standard requires that an issuer classify a financial instrument that falls within its scope as a liability, or as an asset in some circumstances. This standard was adopted effective July 1, 2003.

Holdings Series A Preferred Stock (Holdings preferred stock) falls within the scope of SFAS No. 150 due to its mandatory conversion feature, and the fact that the monetary value of the obligation is based solely on a fixed monetary amount that is known at inception. Dividends paid on the stock are classified as interest and other charges, rather than dividends, effective July 1, 2003.

Prior to the adoption of SFAS No. 150, Holdings preferred stock was reflected in the following table, and as preferred stock on the consolidated balance sheets of Holdings. Upon adoption, we began classifying Holdings preferred stock as both current and non-current liabilities based upon conversion dates.

As of December 31, 2004 and 2003, 66,149 and 151,800 shares of Holdings preferred stock with recorded values of $6.6 million and $15.2 million were outstanding. These balances reflect (i) the purchase in September 2003 of 60,000 shares issued in October 2002 as part of the settlement of litigation with minority investors in AquaSource, (ii) the conversions in 2004 and 2003 of 76,984 and 11,720 shares in accordance with the terms of the preferred stock discussed below and (iii) the repurchase of 8,667 shares for $98.00 per share in 2004.

The Holdings preferred stock ranks senior to Holdings common stock as to the payment of dividends and the distribution of assets on liquidation, dissolution or winding-up of Holdings. Annual dividends, which ranged from 2.7% to 4.3%, are paid quarterly on each January 1, April 1, July 1 and October 1. As of December 31, 2004, we had made all dividend payments on Holdings preferred stock. Holdings preferred stockholders are entitled to vote on all matters submitted to a vote of the holders of Holdings common stock, voting together with the holders of common stock as a single class. Each share of Holdings preferred stock is entitled to three votes.

Each share of Holdings preferred stock is convertible at our option into the number of shares of Holdings common stock computed by dividing the Holdings preferred stock’s $100 liquidation value by the five-day average closing sales price of Holdings common stock for the five trading days immediately prior to the conversion date. Each outstanding share of Holdings preferred stock will automatically be converted on the first day of the first month commencing after the sixth anniversary of its issuance. There were 1,000,000 shares of no par value Holdings preferred stock authorized.

Preferred and Preference Stock as of December 31,

		(Millions of Dollars)
	Call Price Per Share	2004		2003
		Shares	Amount	Shares	Amount
Preferred Stock Series of Subsidiaries:
Duquesne Light 3.75% (a)	$51.00	148,000	$7.4	148,000	$7.4
Duquesne Light 4.00% (a)	51.50	549,709	27.5	549,709	27.5
Duquesne Light 4.10% (a)	51.75	119,860	6.0	119,860	6.0
Duquesne Light 4.15% (a)	51.73	132,450	6.7	132,450	6.7
Duquesne Light 4.20% (a)	51.71	100,000	5.0	100,000	5.0
Duquesne Light $2.10 (a)	51.84	159,400	8.0	159,400	8.0
Duquesne Light 6.50% (a)	50.00	1,500,000	75.0	—	—
EnviroGas 6.5% (b)	—	10	1.0	10	1.0

Total Preferred Stock of Subsidiaries			136.6		61.6

Preference Stock Series of Subsidiaries:
Duquesne Light Plan Series A (c)	35.50	408,609	14.5	438,243	15.5

Deferred ESOP benefit			(4.2)		(6.4)

Total Preferred and Preference Stock			146.9		$70.7

(a)	4,000,000 authorized shares; $50 par value; cumulative; $50 per share involuntary liquidation value.

(b)	1,500 authorized shares; $100,000 par value; $100,000 involuntary liquidation value; if declared, holders entitled to 6.5 % annual dividend each September; $100,000 redemption price per share. EnviroGas is a DQE Financial subsidiary.

(c)	8,000,000 authorized shares; $1 par value; cumulative; $35.50 per share liquidation value; annual dividends of $2.80 per share.

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

Holders of Duquesne Light’s preference stock are entitled to receive cumulative quarterly dividends, if dividends on all series of preferred stock are paid. If six quarterly dividends on any series of preference stock are in arrears, holders of the preference stock are entitled to elect two of Duquesne Light’s directors until all dividends have been paid. As of December 31, 2004, Duquesne Light had made all dividend payments.

Outstanding Duquesne Light preferred stock is generally callable on notice of not less than 30 days, at stated prices plus accrued dividends. The outstanding preference stock is callable at the liquidation price plus accrued dividends. None of the Duquesne Light preferred or preference stock issues has mandatory purchase requirements.

Preferred and preference dividends of Holdings and its affiliates included in interest and other charges were $6.9 million, $3.5 million and $3.3 million in 2004, 2003, 2002. Total preferred and preference stock had involuntary liquidation values of $151 million and $77 million, which exceeded par by $14.1 million and $15.1 million as of December 31, 2004 and 2003.

Preferred and preference dividends of Duquesne Light included in interest and other charges were $6.6 million, $3.2 million and $3.3 million in 2004, 2003 and 2002. Total preferred and preference stock had involuntary liquidation values of $150 million and $76 million, which exceeded par by $14.1 million and $15.1 million as of December 31, 2004 and 2003.

We have an Employee Stock Ownership Plan (ESOP) to provide matching contributions for the Holdings 401(k) Retirement Savings Plan. (See Note 12.) We issued and sold 845,070 shares of Duquesne Light preference stock, plan series A, to the trustee of the ESOP. As consideration for the stock, we received a note valued at $30 million from the trustee. The preference stock has an annual dividend rate of $2.80 per share, and each share of the preference stock is exchangeable for the greater of one and one-half shares of Holdings common stock or $35.50 worth of Holdings common stock. Dividends on the preference stock and cash contributions from Holdings are used to fund the repayment of the ESOP note. We made cash contributions of approximately $0.5 million, $0.3 million and $0.9 million for 2004, 2003 and, 2002. These cash contributions were the difference between the ESOP debt service and the amount of dividends on ESOP shares ($1.2 million, $1.3 million and $1.5 million in 2004, 2003 and 2002). As shares of preference stock are allocated to the accounts of participants in the ESOP, we recognize compensation expense, and the amount of the deferred compensation benefit is amortized.

16.	Equity

Holdings. On June 26, 2002 we issued 17,250,000 shares of Holdings common stock at $13.50 per share in an underwritten public offering. We received net proceeds, after payment of underwriters discounts and commissions and other expenses, of $223.4 million.

Changes in the Number of Shares of Holdings Common Stock Outstanding as of December 31,

	(Millions of Shares)
	2004	2003	2002
January 1	75.4	74.3	55.9
Issuances	1.6	1.1	18.4

December 31	77.0	75.4	74.3

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

No part of the retained earnings of Holdings was restricted at December 31, 2004.

During 2004, we paid total common stock dividends of $76.1 million, and of this amount, $10.5 million was reinvested to purchase approximately 556,000 shares of treasury stock for those shareholders who participated in our Dividend Reinvestment and Direct Stock Purchase Plan (DRIP).

Also during 2004, we issued approximately 191,000 shares of treasury stock for purchases made by shareholders under our DRIP and 406,000 shares as a result of the conversion of Holdings preferred stock. (See Note 15.)

During 2003, we paid total common stock dividends of $75.1 million, and of this amount, $10.7 million was reinvested to purchase approximately 737,000 shares of treasury stock for those shareholders who participated in our DRIP.

Also during 2003, we issued approximately 241,000 shares of treasury stock for purchases made by shareholders under our DRIP and 72,794 shares as a result of the conversion of Holdings preferred stock. (See Note 15.)

During 2002, we paid total common stock dividends of $90.2 million, and of this amount, $16.1 million was reinvested to purchase approximately 926,000 shares of treasury stock for those shareholders who participated in our DRIP.

Also during 2002, we issued approximately 236,000 shares of treasury stock for purchases made by shareholders under our DRIP.

When treasury stock is issued, the difference between the market price of our common stock, or the option exercise price, and the average cost of the treasury stock causes an increase or decrease in the value of common stock on the consolidated balance sheets.

Duquesne Light. In July 1989, Duquesne Light became a wholly owned subsidiary of Holdings, whose common stock replaced the outstanding shares of Duquesne Light’s common stock, except for the 10 shares Holdings owns.

Payments of dividends on Duquesne Light common stock may be restricted by obligations to holders of its preferred and preference stock, pursuant to its Restated Articles of Incorporation. No dividends or distributions may be made on Duquesne Light’s common stock if it has not paid dividends on its preferred or preference stock. Dividends may also be effectively limited by the terms of certain financing agreements. Further, the aggregate amount of common stock dividend payments or distributions may not exceed certain percentages of net income, if the ratio of total common shareholder’s equity to total capitalization is less than specified percentages. No part of Duquesne Light’s retained earnings was restricted at December 31, 2004.

During 2004, 2003 and 2002, Duquesne Light paid dividends on common stock to Holdings of $71 million, $69 million and $63.7 million.

The change in capital surplus is primarily due to the costs associated with the preferred stock issuance in April 2004. (See Note 15.)

Accumulated other comprehensive income consists of unrealized gains or losses on available for sale investments.

17.	Discontinued Operations

Pursuant to agreements entered into in 2002 to sell the majority of our investment in AquaSource and our investment in Pro Am, as well as our subsequent sale of the remaining net assets of AquaSource, these subsidiaries have been reflected as discontinued operations in the consolidated financial statements.

AQUASOURCE

In May 2004, AquaSource repurchased the minority interest held by an unrelated party for approximately $8.2 million. This caused a corresponding decline in the discontinued operations liabilities on the consolidated balance sheets.

In July 2003, AquaSource closed the sale of its investor-owned water utilities (and certain related contract operations) to Aqua America for a purchase price of approximately $178 million in cash, after working capital and purchase price adjustments, including the one described below. Aqua America also assumed $10.4 million of debt associated with the business.

Unable to resolve purchase price adjustment issues regarding rate base and customer connections, AquaSource and Aqua America agreed to arbitrate their dispute. In August 2004, the arbitration panel found in Aqua America’s favor, reducing the final purchase price by approximately $12 million. The resulting payment to Aqua America had been reserved for, and accordingly did not have a material adverse effect on our financial position or results of operations. This $12 million payment caused a corresponding decline in the discontinued operations liabilities on the consolidated balance sheets.

Due to the earlier than anticipated closing of this sale, we were not required to make certain expenditures, thereby increasing the net recorded value of AquaSource by approximately $11.5 million after-tax, which was recorded in June 2003. The 2003 income also included a $66.6 million tax benefit related to the use of capital losses generated in connection with the sale of the AquaSource subsidiaries. (See Note 10.)

On April 30, 2003, AquaSource closed the sale of a water utility subsidiary to California Water Services Group, receiving $7.5 million of proceeds at closing, though subsequent purchase price adjustments reduced the net amount to $6.1 million. Also, on April 30, 2003, the Alabama contract operations were terminated and AquaSource received $0.9 million of proceeds.

On March 31, 2003, AquaSource sold its water and wastewater utility construction business to former members of management for approximately $8 million. Of the total purchase price, $3.3 million is in the form of a personally guaranteed promissory note. (See Note 23.) Also in the first quarter of 2003, AquaSource sold its New England contract operations for approximately $1.3 million.

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

In 2004, 2003 and 2002, we spent approximately zero, $16.8 million and $42.1 million for water utility and propane construction.

PRO AM

On December 13, 2002, we sold Pro Am’s propane distribution business to Ferrellgas Partners, L.P., for approximately $42 million, $32 million of which was paid in cash at the closing. We received an unsecured note for the remaining $10 million, which matured on December 13, 2003. We have collected $8.5 million of this note and are pursuing collection of the remaining amount. The sale resulted in an after-tax loss of $21.2 million.

The following table summarizes income statement data from discontinued operations:

	(Millions of Dollars) Year Ended December 31,
	2004	2003	2002
Revenues	$—	$41.5	$147.9

Operating Results, net of tax of $0.5, $1.8, and $3.9	$(0.9)	$(1.5)	$8.3
Gain (Loss) from sale, net of tax of $0.4, $(71.6) and $(4.8)	0.7	84.2	(135.9)

(Loss) Income from Discontinued Operations	$(0.2)	$82.7	$(127.6)

18.	Impairment Charges

DQE FINANCIAL

Fresh Kills. GSF had a concession agreement expiring in October 2018 for the gas rights to New York City’s Fresh Kills landfill. GSF also maintained an investment in a gas processing facility at the landfill and was constructing additional processing capacity when the World Trade Center tragedy occurred. The debris from the World Trade Center was transported to the Fresh Kills landfill and deposited on top of the landfill’s largest hill. During 2002, GSF realized reductions in available gas due to the continued effects of the World Trade Center debris as well as other actions taken by the New York City Department of Sanitation resulting in further damage to its gas collection system. On January 16, 2003, GSF initiated litigation against the City of New York acting by and through its Department of Sanitation in the United States District Court for the Southern District of New York. Concurrently, GSF tendered notice of its intent to surrender the concession agreement in 180 days as permitted by the concession agreement.

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

The partnership group, including DQE Financial, the bondholders and the local authority agreed to a restructured service agreement in October 2003. The restructure is contingent upon the general partner’s parent’s emergence from bankruptcy. As part of the restructuring, we received a distribution of $1.3 million of previously escrowed cash in 2003.

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

We determined the value of the impairment of each of the privately held investments by analyzing their business prospects. This analysis included an evaluation of the business’ cash on-hand, its financing abilities, its number of customers and contracts, and its overall ability to continue as a going concern. In addition, we obtained an independent external valuation for certain of the businesses.

19.	Duquesne Light Transactions With Affiliates

As a wholly owned subsidiary of Holdings, Duquesne Light has various transactions with its parent company and affiliates.

Duquesne Light generally pays quarterly dividends to Holdings that approximate net income. As of December 31, 2004 and 2003, Duquesne Light’s dividend payable to Holdings was $7 million and $20 million and was included in the payable to affiliates on Duquesne Light’s consolidated balance sheets. As a holder of Holdings common stock, Duquesne Light receives dividend income from Holdings. Various Holdings affiliates, including Duquesne Light, participate in the DQE Capital cash pool arrangement. (See Note 1.)

Following the sale of generation assets in 2000, Duquesne Light loaned $250 million of the sale proceeds to Holdings, which remains outstanding as of December 31, 2004. The demand note bears a rate of interest that approximates the market rate and is reflected on Duquesne Light’s consolidated balance sheets as a loan receivable from parent. Holdings used substantially all the proceeds of the loan to make capital contributions to other subsidiaries, which in turn used the funds for capital expenditures, new investments or operating expenses.

In 2004, 2003 and 2002, Duquesne Light charged an administrative fee to Holdings and its affiliates based on an allocation method that considers the cost of actual or estimated services performed and other expenses incurred on behalf of Holdings or its affiliates.

Duquesne Light participates in a tax sharing arrangement with Holdings to provide, among other things, for the payment of taxes for periods during which Holdings and Duquesne Light are included in the same consolidated group for federal tax purposes. Duquesne Light shares in the consolidated tax liability to the extent of its income or loss for the year. (See Note 10.) As of December 31, 2004 and 2003, Duquesne Light’s tax liability to Holdings under this arrangement was $(2.6) million and $41.6 million and was included in payable to affiliates on Duquesne Light’s consolidated balance sheets.

Certain of Duquesne Light’s revenues and expenses relate to transactions with Holdings and its affiliates, including the following:

	(Millions of Dollars) Year Ended December 31,
	2004	2003	2002
Revenues and Other Income:
Interest income	$14.3	$15.6	$21.4
Dividend income from Holdings common stock	1.2	1.2	1.7
Duct and pole rental revenue	1.1	1.1	1.1

Expenses:
Administrative cost allocations (a)	$(8.3)	$(6.9)	$(3.7)
Rental of communication fiber	0.4	0.2	0.2
Insurance	—	—	0.1

(a)	Allocated labor charges include the associated fringe benefits, including pension and health care costs.

20.	Supplemental Cash Flow Disclosure

Holdings Changes in Working Capital Other than Cash (a) for the Year Ended December 31,

	(Millions of Dollars)
	2004	2003	2002
Receivables	$(10.1)	$1.1	$23.3
Materials and supplies	2.5	—	3.1
Other current assets	0.9	8.9	51.8
Accounts payable	(11.2)	(2.8)	5.1
Other current liabilities	8.9	(19.1)	(23.8)

Total	$(9.0)	$(11.9)	$59.5

(a)	The amounts shown exclude the effects of acquisitions, dispositions and restructuring charges.

Duquesne Light Changes in Working Capital Other than Cash (a) for the Year Ended December 31,

	(Millions of Dollars)
	2004	2003	2002
Receivables	$(5.7)	$12.8	$47.8
Materials and supplies	2.5	—	3.1
Other current assets	0.9	(4.5)	(2.1)
Accounts payable	(3.8)	(26.0)	(3.3)
Other current liabilities	(48.7)	(34.4)	59.1

Total	$(54.8)	$(52.1)	$104.6

(a)	The amounts shown exclude the effects of restructuring charges.

21.	Business Segments and Related Information

We report the following business segments: (1) Duquesne Light’s transmission and distribution of electricity (electricity delivery business segment), (2) Duquesne Light’s supply of electricity (electricity supply business segment), (3) Duquesne Light’s collection of transition costs (CTC business segment), (4) Duquesne Energy Solutions’ development, operation and maintenance of energy and, for a single customer, synthetic fuel facilities (Energy Solutions business segment), and (5) DQE Financial’s collection and processing of landfill gas and management of structured finance and alternative energy investments (Financial business segment). We also report an “all other” category to include our other subsidiaries below the quantitative threshold for disclosure, and corporate administrative functions, financing, and insurance services for our various affiliates. Operating revenues in our “all other” category are comprised primarily of (i) revenues from DQE Communications, and (ii) revenue from an energy services investment held by DQE Enterprises until its sale in 2002.

Business Segments for the Twelve Months Ended December 31, 2004

	(Millions of Dollars)
	Electricity Delivery	Electricity Supply	CTC	Total Duquesne Light	Energy Solutions	Financial	All Other	Eliminations	Consolidated
Operating revenues	$344.7	$434.5	$10.1	$789.3	$68.4	$32.8	$8.5	$(1.7)	$897.3
Operating expenses	164.7	402.8	0.4	567.9	32.5	40.7	15.4	(1.6)	654.9
Acquisition termination costs	—	8.3	—	8.3	—	—	—	—	8.3
Depreciation and amortization expense	62.3	—	9.1	71.4	1.9	7.3	2.8	—	83.4

Operating income (loss)	117.7	23.4	0.6	141.7	34.0	(15.2)	(9.7)	(0.1)	150.7
Other income	16.6	—	—	16.6	1.4	9.5	1.4	(16.2)	12.7
Interest and other charges	52.8	—	—	52.8	0.1	0.1	26.0	(16.0)	63.0
Benefit from limited partners’ interest	—	—	—	—	—	7.4	—	—	7.4

Income (loss) before taxes	81.5	23.4	0.6	105.5	35.3	1.6	(34.3)	(0.3)	107.8
Income tax expense (benefit)	34.4	9.7	0.2	44.3	12.6	(24.8)	(11.8)	0.3	20.6

Earnings (loss) from continuing operations available for common stock	$47.1	$13.7	$0.4	$61.2	$22.7	$26.4	$(22.5)	$(0.6)	$87.2

Assets	$2,287.1	$1.2	$4.7	$2,293.0	$32.6	$604.4	$110.5	$(407.7)	$2,632.8

Capital expenditures	$83.4	$0.1	$—	$83.5	$0.1	$0.9	$1.9	$—	$86.4

Business Segments for the Twelve Months Ended December 31, 2003

	(Millions of Dollars)
	Electricity Delivery	Electricity Supply	CTC	Total Duquesne Light	Energy Solutions	Financial	All Other	Eliminations	Consolidated
Operating revenues	$338.4	$450.2	$17.5	$806.1	$63.5	$27.8	$7.0	$(1.6)	$902.8
Operating expenses	157.3	416.5	0.8	574.6	33.1	45.4	12.3	(0.8)	664.6
Depreciation and amortization expense	60.7	—	15.7	76.4	2.1	6.4	2.4	—	87.3

Operating income (loss)	120.4	33.7	1.0	155.1	28.3	(24.0)	(7.7)	(0.8)	150.9
Other income	20.3	—	—	20.3	1.8	29.4	1.7	(17.8)	35.4
Interest and other charges	63.6	—	—	63.6	0.2	1.8	25.5	(16.7)	74.4

Income (loss) before taxes	77.1	33.7	1.0	111.8	29.9	3.6	(31.5)	(1.9)	111.9
Income taxes	31.0	14.0	0.4	45.4	9.6	(29.6)	(7.7)	—	17.7

Income (loss) before net impairment charge	46.1	19.7	0.6	66.4	20.3	33.2	(23.8)	(1.9)	94.2
Impairment, net	—	—	—	—	—	—	(1.0)	—	(1.0)

Income (loss) from continuing operations	46.1	19.7	0.6	66.4	20.3	33.2	(24.8)	(1.9)	93.2
Dividends on preferred stock	—	—	—	—	—	—	0.4	—	0.4

Earnings (loss) from continuing operations available for common stock	$46.1	$19.7	$0.6	$66.4	$20.3	$33.2	$(25.2)	$(1.9)	$92.8

Assets	$2,200.8	$—	$8.4	$2,209.2	$34.2	$614.0	$59.6	$(376.2)	$2,540.8

Capital expenditures	$76.1	$—	$—	$76.1	$0.4	$0.3	$1.2	$—	$78.0

Business Segments for the Twelve Months Ended December 31, 2002

	(Millions of Dollars)
	Electricity Delivery	Electricity Supply	CTC	Total Duquesne Light	Energy Solutions	Financial	All Other	Eliminations	Consolidated
Operating revenues	$350.0	$472.2	$122.4	$944.6	$54.7	$22.0	$6.6	$(1.9)	$1,026.0
Operating expenses	156.1	448.6	5.4	610.1	29.3	43.5	26.8	(0.4)	709.3
Depreciation and amortization expense	56.5	—	112.6	169.1	2.1	12.3	2.1	—	185.6

Operating income (loss)	137.4	23.6	4.4	165.4	23.3	(33.8)	(22.3)	(1.5)	131.1
Other income	31.9	—	—	31.9	2.6	22.7	2.3	(22.9)	36.6
Interest and other charges	72.4	—	—	72.4	0.8	1.7	29.8	(21.2)	83.5

Income (loss) before taxes	96.9	23.6	4.4	124.9	25.1	(12.8)	(49.8)	(3.2)	84.2
Income taxes	39.3	9.7	1.5	50.5	8.0	(34.6)	(17.4)	—	6.5

Income (loss) before net impairment and restructuring charges	57.6	13.9	2.9	74.4	17.1	21.8	(32.4)	(3.2)	77.7
Impairment, net	—	—	—	—	—	(29.8)	(18.1)	—	(47.9)
Restructuring, net	(2.3)	—	—	(2.3)	—	—	(0.8)	—	(3.1)

Income (loss) from continuing operations	55.3	13.9	2.9	72.1	17.1	(8.0)	(51.3)	(3.2)	26.7
Dividends on preferred stock	—	—	—	—	—	—	0.6	—	0.6

Earnings (loss) from continuing operations available for common stock	$55.3	$13.9	$2.9	$72.1	$17.1	$(8.0)	$(51.9)	$(3.2)	$26.1

Assets (a)	$2,464.1	$—	$24.1	$2,488.2	$37.5	$570.3	$152.2	$(627.6)	$2,620.6

Capital expenditures	$72.5	$—	$—	$72.5	$0.6	$4.3	$6.4	$—	$83.8

(a)	Excludes assets related to discontinued operations.

22.	Quarterly Financial Information (Unaudited)

Summary of Selected Quarterly Financial Data

Duquesne Light Holdings

	(Millions of Dollars, Except Per Share Amounts)
2004 (a)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Operating revenues	$217.1		$218.9		$242.8		$218.5
Operating income	35.2		36.4		40.2	(b)	38.9
Income from continuing operations	21.7		23.0		23.4		19.1
Income (loss) from discontinued operations	0.1		0.4		0.2		(0.9)
Net income	21.8		23.4		23.6		18.2
Basic earnings (loss) per share:
Continuing operations	0.29		0.30		0.31		0.25
Discontinued operations	—		0.01		—		(0.01)
Total	0.29		0.31		0.31		0.24
Stock price:
High	20.44		19.70		19.62		19.25
Low	18.05		17.71		17.96		17.01

2003 (a)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Operating revenues	$220.3		$215.8		$246.0		$220.7
Operating income	36.0		36.6		49.0		29.3
Income from continuing operations	27.9		20.9		30.2		14.2
Income from discontinued operations	1.7		13.4		0.4		67.2
Net income	29.6	(c)	34.3	(c)	30.6		81.4 (c)
Basic earnings per share:
Continuing operations	0.37		0.28		0.40		0.19
Discontinued operations	0.02		0.18		0.01		0.89
Total	0.39		0.46		0.41		1.08
Stock price:
High	16.50		16.59		15.70		18.39
Low	12.19		12.09		13.81		15.41

(a)	The quarterly data reflect seasonal weather variations in the electric utility’s service territory. Stock prices reflect New York Stock Exchange data.

(b)	Third quarter results include a pre-tax charge of $8.3 million at Duquesne Light for the write-off of deposits and deferred costs related to the termination of the acquisition of a generation station. (See Note 2.)

(c)	First quarter results include an after-tax gain of $7.0 million related to the sale of a limited partnership investment in a natural gas operating partnership by DQE Financial. (See Note 3.) Second quarter results include an $11.5 million after-tax gain related to the increase in fair value of AquaSource’s investor-owned utilities as a result of the sale of these utilities. (See Note 17.) Fourth quarter results include a $5.8 million after-tax charge associated with vacant leased office space. (See Note 11.) Fourth quarter results include a $66.6 million tax benefit related to the use of capital losses generated in connection with the sale of the AquaSource subsidiaries. (See Note 17.)

Duquesne Light Company

	(Millions of Dollars)
2004 (a)	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
Operating revenues	$194.6	$193.8	$213.1		$187.8
Operating income	36.6	36.2	34.9	(b)	34.0
Net income	17.8	18.3	17.0		14.7

2003 (a)	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
Operating revenues	$199.3	$193.2	$218.6		$195.0
Operating income	38.2	37.4	49.3		30.2
Net income	16.7	16.2	24.2		12.5	(c)

(a)	The quarterly data reflect seasonal weather variations in our service territory.

(b)	Third quarter results include an $8.3 million pre-tax charge for the write-off of deposits and deferred costs related to the termination of the acquisition of a generation station. (See Note 2.)

(c)	Fourth quarter results include a $4.9 million after-tax charge associated with vacant leased office space. (See Note 11.)

23.	Subsequent Events

In January 2005, DQE Financial sold its investment in a natural gas operating partnership for $12.7 million in cash and recognized an after-tax gain of $4.6 million. The $3.3 million promissory note, due April 1, 2005, from former members of AquaSource management from the sale of AquaSource’s water and wastewater utility construction business was paid in full in January 2005. In January 2005, Duquesne Light met its obligation, pursuant to the January 18, 2001 PUC order regarding Duquesne Light’s final generation asset sale proceeds accounting, by contributing $32.1 million to the pension plans. This order approved recovery of costs associated with the early retirement program.

In February 2005, Duquesne Power entered into additional energy sales contracts related to 2006 and 2007 with a notional value of $81.8 million. These sales have reduced Duquesne Power’s secured percentage of its anticipated load obligations for 2006 and 2007.

With respect to the shareholder class action litigation, in March 2005 we reached an oral agreement in principle with counsel for the plaintiffs to settle all claims of the class and sub-class. The proposed settlement is contingent on execution of a definitive settlement agreement and court approval. We expect the settlement to be covered in full by our insurance.

Item 9.	Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

Management of both Holdings and Duquesne Light, with the participation of each entity’s Chief Executive Officer and the Chief Financial Officer, has evaluated their respective disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Each entity’s Chief Executive Officer and the Chief Financial Officer have concluded that these controls and procedures are effective to ensure that the information required to be disclosed in Holdings’ and Duquesne Light’s reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Management’s Report on Internal Control Over Financial Reporting

Management of both Holdings and Duquesne Light is responsible for establishing and maintaining adequate internal control over financial reporting. These internal control systems are designed to provide reasonable assurance to each entity’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, implemented, and executed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management of both entities assessed the effectiveness of their respective internal control over financial reporting as of December 31, 2004. In making these assessments, each entity used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Our assessment included reviewing the documentation of our controls, evaluating their design effectiveness, and testing their operating effectiveness. Based on our assessment, management of each entity believes that, as of December 31, 2004, the respective entity’s internal control over financial reporting is effective based on those criteria.

The independent auditors for Holdings and Duquesne Light have issued the below attestation reports on each entity’s assessment of its internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There has been no change in Holdings’ or Duquesne Light’s internal control over financial reporting that occurred during the fourth quarter that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Duquesne Light Holdings, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Duquesne Light Holdings, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 24, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to a change in accounting for goodwill and other intangible assets .

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania

March 24, 2005

To the Board of Directors and Shareholder of Duquesne Light Company:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Duquesne Light Company and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight

Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 24, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania

March 24, 2005

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrants.

Information relating to Holdings’ executive officers and Duquesne Light’s executive officers and directors is set forth in Part I of this Report under the caption “Executive Officers of the Registrant.” All other information about Holdings required under this Item 10 is set forth in and incorporated by reference from the 2005 Proxy Statement. All other information about Duquesne Light required under this Item 10 is set forth in and incorporated by reference from Exhibit 99.1.

Because Holdings lists its common stock on the New York Stock Exchange (NYSE), our Chief Executive Officer is required to make, and has made, an annual certification to the NYSE stating that he was not aware of any violation by Holdings of the corporate governance listing standards of the NYSE. Our Chief Executive Officer made his annual certification to that effect to the NYSE as of June 23, 2004. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 to be filed with the SEC regarding the quality of our public disclosure.

Item 11.	Executive Compensation.

Information relating to executive compensation for Holdings is set forth in and incorporated by reference from the 2005 Proxy Statement. Information relating to executive compensation for Duquesne Light is set forth in and incorporated by reference from Exhibit 99.1.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

Information relating to the ownership of Holdings equity securities by Holdings’ directors, officers and certain beneficial owners is set forth in and incorporated by reference from the 2005 Proxy Statement.

Information relating to the ownership of Holdings equity securities by Duquesne Light directors, officers and certain beneficial owners is set forth in and incorporated by reference from Exhibit 99.1.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing compensation plans as of December 31, 2004:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (2)
Equity compensation plans approved by security holders	1,616,915	$20.53	2,353,363

Equity compensation plans not approved by security holders	—	—	—

Total	1,616,915	$20.53	2,353,363

(1)	Includes 385,311 shares of common stock issuable upon exercise of options granted under our prior Long-Term Incentive Plan (discontinued in 2002) and 560,774 shares of common stock issuable upon exercise of options granted under our current Incentive Plan. Reflects 48,500 performance shares awarded in 2003 which may or may not be earned depending on our achieving total shareholder return goals in 2005; awardees may earn up to 200% of the amounts awarded. Reflects 363,200 deferred stock units awarded in 2003, which may or may not be earned depending on our achieving cumulative total shareholder return and earnings per share goals through 2006. Awardees may earn up to 100% of the amounts awarded. Reflects 52,713 restricted stock units awarded in 2004, which may or may not be earned depending on our achieving cumulative total shareholder return goals through 2006. Awardees may earn up to 100% of the amounts awarded. Reflects 186,417 and 20,000 restricted shares issued in 2003 and 2004.

(2)	All of these shares are available under our current Incentive Plan.

Item 13.	Certain Relationships and Related Transactions.

Information relating to certain relationships and related transactions involving Holdings is set forth in and incorporated by reference from the 2005 Proxy Statement. There were no such relationships or transactions regarding Duquesne Light.

Item 14.	Principal Accounting Fees and Services.

Information regarding Deloitte & Touche LLP’s fees and services is set forth in and incorporated by reference from the 2005 Proxy Statement. Such fees and services apply to Deloitte & Touche LLP’s work for all of Holdings’ consolidated subsidiaries, including Duquesne Light.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) The following information is set forth in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm.

Holdings Consolidated Statements of Income for the Three Years Ended December 31, 2004.

Holdings Consolidated Balance Sheets, December 31, 2004 and 2003.

Holdings Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2004.

Holdings Consolidated Statements of Comprehensive Income for the Three Years Ended December 31, 2004.

Holdings Consolidated Statements of Retained Earnings for the Three Years Ended December 31, 2004.

Duquesne Light Consolidated Statements of Income for the Three Years Ended December 31, 2004.

Duquesne Light Consolidated Balance Sheets, December 31, 2004 and 2003.

Duquesne Light Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2004.

Duquesne Light Consolidated Statements of Comprehensive Income for the Three Years Ended December 31, 2004.

Duquesne Light Consolidated Statements of Retained Earnings for the Three Years Ended December 31, 2004.

Notes to Consolidated Financial Statements.

(a)(2) The following financial statement schedules are filed here as a part of this Report:

Schedule for the Three Years Ended December 31, 2004:

II-	Valuation and Qualifying Accounts (Holdings)

II–	Valuation and Qualifying Accounts (Duquesne Light)

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

(b) Exhibits Index.

Exhibit No.	Description	Method of Filing

3.1	Holdings Articles of Incorporation effective January 5, 1989.	Exhibit 3.1 to the Holdings Form 10-K for the year ended December 31, 1989.

3.2	Holdings Articles of Amendment effective April 27, 1989.	Exhibit 3.2 to the Holdings Form 10-K for the year ended December 31, 1989.

3.3	Holdings Articles of Amendment effective February 8, 1993.	Exhibit 3.3 to the Holdings Form 10-K for the year ended December 31, 1992.

3.4	Holdings Articles of Amendment effective May 24, 1994.	Exhibit 3.4 to the Holdings Form 10-K for the year ended December 31, 1994.

3.5	Holdings Articles of Amendment effective April 20, 1995.	Exhibit 3.5 to the Holdings Form 10-K for the year ended December 31, 1995.

3.6	Holdings Articles of Amendment effective September 30, 2003.	Exhibit 3.6 to the Holdings Form 10-K for the year ended December 31, 2002.

3.7	Holdings Statement with respect to the Preferred Stock, Series A (Convertible).	Exhibit 3.1 to the Holdings Form 10-Q for the quarter ended September 30, 1997.

3.8	Duquesne Light Restated Articles of Incorporation currently in effect.	Exhibit 3.1 to the Duquesne Light Form 10-Q for the quarter ended June 30, 1999.

3.9	Holdings By-Laws, as amended through September 30, 2003, and as currently in effect.	Exhibit 3.1 to the Holdings Form 10-Q for the quarter ended September 30, 2003.

3.10	Duquesne Light By-Laws, as amended through October 13, 2003, and as currently in effect.	Exhibit 3.1 to the Duquesne Light Form 10-Q for the quarter ended September 30, 2003.

3.11	Form of Duquesne Light Statement with respect to the 6.50% Preferred Stock.	Exhibit 3.3 to Registration Statement (Form S-3) No. 333-112929.

4.1	Indenture of Mortgage and Deed of Trust dated as of April 1, 1992, between Duquesne Light Company and JP Morgan Chase (a restatement of the Indenture in its entirety as amended through 2004).	Filed here.

4.2	Indenture, dated as of August 1, 1999, from DQE Capital Corporation and Holdings to The First National Bank of Chicago, as Trustee.	Exhibit 4.1 to the Form 8-A of DQE Capital Corporation and Holdings, filed September 16, 1999.

4.3	Form of Note.	Exhibit 4.2 to the Form 8-A of DQE Capital Corporation and Holdings, filed September 16, 1999.

10.1	Deferred Compensation Plan for Directors of Duquesne Light Company, as amended to date.	Exhibit 10.1 to the Holdings Form 10-K for the year ended December 31, 1992.

Exhibit No.	Description	Method of Filing

10.2	Restated Pension Service Supplement Program.	Filed here.

10.3	Duquesne Light Charitable Giving Program, as amended.	Exhibit 10.6 to the Holdings Form 10-K Annual Report for the year ended December 31, 2001.

10.4	Severance Agreement dated December 23, 2003 for Morgan K. O’Brien, with a schedule listing substantially identical agreements with Joseph G. Belechak, Maureen L. Hogel, Stevan R. Schott and James E. Wilson.	Exhibit 10.11 to the Holdings Form 10-K for the year ended December 31, 2003.

10.5	Employment Agreement dated as of September 14, 2001 between Holdings and Morgan K. O’Brien.	Exhibit 10.8 to the Holdings Form 10-K for the year ended December 31, 2001.

10.6	Non-Competition and Confidentiality Agreement dated as of September 14, 2001 for Morgan K. O’Brien.	Exhibit 10.13 to the Holdings Form 10-K for the year ended December 31, 2001.

10.7	Non-Competition and Confidentiality Agreement dated as of August 17, 2000 for William F. Fields.	Filed here.

10.8	Non-Competition and Confidentiality Agreement dated as of August 1, 2000 for Joseph G. Belechak.	Exhibit 10.7 to the Duquesne Light Form 10-K for the year ended December 31, 2001.

10.9	Non-Competition and Confidentiality Agreement dated as of April 2, 1997 for Maureen L. Hogel.	Exhibit 10.8 to the Duquesne Light Form 10-K for the year ended December 31, 2001.

10.10	Schedule to Exhibit 10.7 listing substantially identical agreements with Stevan R. Schott and James E. Wilson	Exhibit 10.5 to the Duquesne Light Form 10-K for the year ended December 31, 2002.

10.11	Form of Stock Option Agreement for Officers (with change in control)	Filed here.

10.12	Form of Stock Option Agreement for Officers	Filed here.

10.13	Form of Deferred Stock Unit Agreement for Officers	Filed here.

10.14	Form of Performance Share Agreement for Officers	Filed here.

10.15	Form of Restricted Stock Agreement for Officers	Filed here.

10.16	Form of Stock Option Agreement for Directors	Filed here.

10.17	Form of Restricted Stock Agreement for Directors	Filed here.

10.18	Description of Executive Benefits	Filed here.

10.19	Description of Directors’ Fees and Plans	Filed here.

10.20	Holdings’ $175 Million Credit Agreement dated as of September 15, 2004.	Filed here.

Exhibit No.	Description	Method of Filing

10.21	Duquesne Light’s Second Amended and Restated $100 Million Credit Agreement dated as of September 15, 2004	Filed here.

10.22	POLR Agreement, dated as of September 24, 1999 by and between Duquesne Light Company and Orion Power Holdings, Inc.	Exhibit 2.2 to the Holdings Form 8-K September 24, 1999.

10.23	Amended and Restated POLR II Agreement by and between Duquesne Light Company and Orion Power MidWest, L.P., dated as of December 7, 2000.	Exhibit 10.11 to the Duquesne Light Form 10-K for the year ended December 31, 2000.

12.1	Holdings Ratio of Earnings.	Filed here.

12.2	Duquesne Light Ratio of Earnings.	Filed here.

21.1	Subsidiaries of the registrants.	Filed here.

23.1	Consent of Independent Registered Public Accounting Firm regarding Holdings.	Filed here.

23.2	Consent of Independent Registered Public Accounting Firm regarding Duquesne Light.	Filed here.

24.1	Powers of Attorney.	Filed here.

31.1	Section 302 Certification of Holdings’ CEO.	Filed here.

31.2	Section 302 Certification of Holdings’ CFO.	Filed here.

31.3	Section 302 Certification of Duquesne Light’s CEO.	Filed here.

31.4	Section 302 Certification of Duquesne Light’s CFO.	Filed here.

32.1	Section 906 Certification of Holdings’ CEO.	Filed here.

32.2	Section 906 Certification of Holdings’ CFO.	Filed here.

32.3	Section 906 Certification of Duquesne Light’s CEO.	Filed here.

32.4	Section 906 Certification of Duquesne Light’s CFO.	Filed here.

99.1	Information regarding Duquesne Light directors, executive compensation and security ownership.	Filed here.

Copies of the exhibits listed above will be furnished, upon request, to holders or beneficial owners of any class of our stock as of March 1, 2005, subject to payment in advance of the cost of reproducing the exhibits requested.

SCHEDULE II

Valuation and Qualifying Accounts

For the Years Ended December 31, 2004, 2003 and 2002

Reserve deducted from the Asset to which it applies: Allowance for uncollectible accounts

	(Millions of Dollars)
	Balance at Beginning of Year	Additions		Deductions (b)	Balance at End of Year
Description		Charged to Costs and Expenses	Charged to Other Accounts (a)
DUQUESNE LIGHT HOLDINGS

Year Ended December 31, 2004	$19.9	$12.0	$4.2	$18.0	$18.1
Year Ended December 31, 2003	$21.7	$10.8	$3.6	$16.2	$19.9
Year Ended December 31, 2002	$20.1	$21.3	$2.7	$22.4	$21.7

DUQUESNE LIGHT COMPANY

Year Ended December 31, 2004	$19.9	$11.9	$4.1	$18.0	$17.9
Year Ended December 31, 2003	$21.7	$10.2	$3.6	$15.6	$19.9
Year Ended December 31, 2002	$20.1	$21.3	$2.7	$22.4	$21.7

Notes:	(a) Recovery of accounts previously written off.

(b) Accounts receivable written off.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Duquesne Light Holdings, Inc. (Registrant)

Date: March 28, 2005	By:	/s/ Morgan K. O’Brien
(Signature)
Morgan K. O’Brien
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Morgan K. O’Brien Morgan K. O’Brien	President, Chief Executive Officer and Director	March 28, 2005

/s/ Stevan R. Schott Stevan R. Schott	Senior Vice President and Chief Financial Officer	March 28, 2005

/s/ Susan S. Mullins Susan S. Mullins	Controller (Principal Accounting Officer)	March 28, 2005

* Doreen E. Boyce	Director

* Robert P. Bozzone	Director

* Charles C. Cohen	Director

* Sigo Falk	Director

* Joseph C. Guyaux	Director

* David M. Kelly	Director

* Steven S. Rogers	Director

* John D. Turner	Director

*By	/s/ Stevan R. Schott	Attorney-in-Fact	March 28, 2005

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Duquesne Light Company (Registrant)

Date: March 28, 2005	By:	/s/ Morgan K. O’Brien
(Signature)
Morgan K. O’Brien
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Morgan K. O’Brien Morgan K. O’Brien	Director, President and Chief Executive Officer	March 28, 2005

/s/ Stevan R. Schott Stevan R. Schott	Director, Senior Vice President and Chief Financial Officer	March 28, 2005

/s/ Susan S. Mullins Susan S. Mullins	Controller (Principal Accounting Officer)	March 28, 2005

/s/ Joseph G. Belechak Joseph G. Belechak	Director	March 28, 2005

/s/ Maureen L. Hogel Maureen L. Hogel	Director	March 28, 2005