Form 10-Q
period 2005-03-31
DUQUESNE LIGHT CO; DUQUESNE LIGHT HOLDINGS INC
filed 2005-05-10
CIK 30573, 846930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

As of April 30, 2005, there were 77,543,200 shares of Duquesne Light Holdings, Inc.’s single class of common stock outstanding.

As of April 30, 2005, there were 10 shares of Duquesne Light Company’s single class of common stock outstanding, all held by Duquesne Light Holdings, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Duquesne Light Holdings, Inc.

Condensed Consolidated Statements of Income (Unaudited)

	(All Amounts in Millions, Except Per Share Amounts) Three Months Ended March 31,
	2005	2004
Operating Revenues:
Retail sales of electricity	$186.7	$188.4
Other	32.0	28.7

Total Operating Revenues	218.7	217.1

Operating Expenses:
Purchased power	81.6	94.2
Other operating and maintenance	55.7	54.1
Depreciation and amortization	20.5	20.4
Taxes other than income taxes	13.8	13.2

Total Operating Expenses	171.6	181.9

Operating Income	47.1	35.2
Other Income	15.5	4.1
Interest and Other Charges	(14.5)	(14.4)

Income from Continuing Operations Before Income Taxes and Limited Partners’ Interest	48.1	24.9
Income Tax Expense	(16.0)	(3.2)
Benefit from Limited Partners’ Interest	2.5	—

Income from Continuing Operations	34.6	21.7
Income from Discontinued Operations – Net (Note 8)	0.4	0.1

Net Income	$35.0	$21.8

Average Number of Common Shares Outstanding	77.3	75.9

Basic Earnings Per Share of Common Stock:
Earnings from Continuing Operations	$0.45	$0.29
Earnings from Discontinued Operations	—	—

Basic Earnings Per Share of Common Stock	$0.45	$0.29

Diluted Earnings Per Share of Common Stock:
Earnings from Continuing Operations	$0.45	$0.28
Earnings from Discontinued Operations	—	—

Diluted Earnings Per Share of Common Stock	$0.45	$0.28

Dividends Declared Per Share of Common Stock	$0.25	$0.25

See notes to condensed consolidated financial statements.

Duquesne Light Holdings, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	(Millions of Dollars)
	March 31, 2005	December 31, 2004
Assets
Current Assets:
Cash and temporary cash investments	$16.4	$62.7
Receivables	111.0	115.5
Other	77.9	42.6

Total Current Assets	205.3	220.8

Long-Term Investments	573.5	579.9

Property, Plant and Equipment:
Property plant and equipment	2,221.0	2,210.4
Less: Accumulated depreciation and amortization	(762.3)	(751.0)

Property, Plant and Equipment – Net	1,458.7	1,459.4

Other Non-Current Assets:
Regulatory assets	293.3	295.1
Other	81.3	77.6

Total Other Non-Current Assets	374.6	372.7

Total Assets	$2,612.1	$2,632.8

Liabilities and Capitalization
Current Liabilities:
Current debt maturities	$5.2	$0.2
Accounts payable	70.0	91.7
Other	119.9	114.9
Discontinued operations	3.3	3.4

Total Current Liabilities	198.4	210.2

Non-Current Liabilities:
Deferred income taxes – net	414.3	408.2
Other	215.0	251.1

Total Non-Current Liabilities	629.3	659.3

Limited partners’ interest	45.6	48.0
Commitments and Contingencies (Note 7)

Capitalization:
Long-term debt	957.9	958.0
Preferred and Preference Stock	147.1	146.9

Common Shareholders’ Equity:
Common stock – no par value (authorized – 187,500,000 shares; issued – 126,929,154 shares)	1,204.1	1,206.7
Retained earnings	579.2	563.6
Treasury stock (at cost) (49,548,655 and 49,927,343 shares)	(1,147.1)	(1,157.3)
Unearned compensation	(2.4)	(2.6)

Total Common Shareholders’ Equity	633.8	610.4

Total Capitalization	1,738.8	1,715.3

Total Liabilities and Capitalization	$2,612.1	$2,632.8

See notes to condensed consolidated financial statements.

Duquesne Light Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	(Millions of Dollars) Three Months Ended March 31,
	2005	2004
Cash Flows from Operating Activities:
Operations	$42.4	$45.0
Other	(34.7)	(1.1)
Changes in working capital other than cash	(40.9)	(39.1)
Discontinued operations	(0.1)	(4.6)

Net Cash (Used in) Provided from Operating Activities	(33.3)	0.2

Cash Flows from Investing Activities:
Capital expenditures	(16.7)	(19.1)
Proceeds from disposition of investments	13.9	—
Other	0.1	(0.7)
Discontinued operations	0.9	—

Net Cash Used in Investing Activities	(1.8)	(19.8)

Cash Flows from Financing Activities:
Revolving credit facility borrowings	5.0	90.0
Reductions of long-term debt obligations	—	(80.3)
Dividends on common and preferred stock	(16.7)	(16.4)
Other	0.5	4.7

Net Cash Used in Financing Activities	(11.2)	(2.0)

Net decrease in cash and temporary cash investments	(46.3)	(21.6)
Cash and temporary cash investments at beginning of period	62.7	33.8

Cash and temporary cash investments at end of period	$16.4	$12.2

Supplemental Cash Flow Information
Cash paid during the period:
Interest (net of amount capitalized)	$9.0	$6.4
Income taxes (refunded) paid	$(2.0)	$6.9

See notes to condensed consolidated financial statements.

Duquesne Light Company

Condensed Consolidated Statements of Income (Unaudited)

	(Millions of Dollars) Three Months Ended March 31,
	2005	2004
Operating Revenues:
Retail sales of electricity	$179.1	$188.4
Other	12.4	6.2

Total Operating Revenues	191.5	194.6

Operating Expenses:
Purchased power	82.0	94.2
Other operating and maintenance	36.2	32.6
Depreciation and amortization	17.8	18.0
Taxes other than income taxes	12.9	13.2

Total Operating Expenses	148.9	158.0

Operating Income	42.6	36.6
Other Income	5.8	3.9
Interest and Other Charges	(12.4)	(11.2)

Income Before Income Taxes	36.0	29.3
Income Tax Expense	14.1	11.5

Net Income	21.9	17.8
Dividends on Preferred and Preference Stock	2.0	0.8

Earnings Available for Common Stock	$19.9	$17.0

See notes to condensed consolidated financial statements.

Duquesne Light Company

Condensed Consolidated Balance Sheets (Unaudited)

	(Millions of Dollars)
	March 31, 2005	December 31, 2004
Assets
Current Assets:
Investment in DQE Capital cash pool	$102.2	$135.8
Receivables	347.8	350.9
Other	59.8	21.6

Total Current Assets	509.8	508.3

Long-Term Investments	24.4	25.6

Property, Plant and Equipment:
Property, plant and equipment	2,131.2	$2,120.8
Less: Accumulated depreciation and amortization	(724.2)	(714.5)

Property, Plant and Equipment – Net	1,407.0	1,406.3

Other Non-Current Assets:
Regulatory assets	293.3	295.1
Other	61.9	57.7

Total Other Non-Current Assets	355.2	352.8

Total Assets	$2,296.4	$2,293.0

Liabilities and Capitalization
Current Liabilities:
Accounts payable	$55.9	$85.7
Payable to affiliates	60.1	4.4
Accrued liabilities	41.1	40.8

Total Current Liabilities	157.1	130.9

Non-Current Liabilities:
Deferred income taxes – net	328.4	323.1
Other	170.7	205.3

Total Non-Current Liabilities	499.1	528.4

Commitments and Contingencies (Note 7)
Capitalization:
Long-term debt	956.4	956.4
Preferred and Preference Stock	146.1	145.9

Common Shareholder’s Equity:
Common stock (authorized – 90,000,000 shares; issued and outstanding – 10 shares)	—	—
Capital surplus	486.4	486.4
Retained earnings	53.0	46.0
Accumulated other comprehensive loss	(1.7)	(1.0)

Total Common Stockholder’s Equity	537.7	531.4

Total Capitalization	1,640.2	1,633.7

Total Liabilities and Capitalization	$2,296.4	$2,293.0

See notes to condensed consolidated financial statements.

Duquesne Light Company

Condensed Consolidated Statements of Cash Flows (Unaudited)

	(Millions of Dollars) Three Months Ended March 31,
	2005	2004
Cash Flows from Operating Activities:
Operations	$35.0	$39.9
Other	(34.0)	(0.8)
Changes in working capital other than cash	(48.0)	(35.0)

Net Cash (Used in) Provided from Operating Activities	(47.0)	4.1

Cash Flows from Investing Activities:
Investment in DQE Capital cash pool	33.6	20.3
Capital expenditures	(16.2)	(18.9)
Other	(0.2)	0.6

Net Cash Provided from Investing Activities	17.2	2.0

Cash Flows from Financing Activities:
Revolving credit facility borrowings	—	90.0
Reductions of long-term debt obligations	—	(75.8)
Net borrowings under affiliate demand note	38.6	—
Dividends on common and preferred stock	(9.1)	(20.9)
Other	0.3	0.6

Net Cash Provided from (Used in) Financing Activities	29.8	(6.1)

Net increase (decrease) in cash and temporary cash investments	—	—
Cash and temporary cash investments at beginning of period	—	—

Cash and temporary cash investments at end of period	$—	$—

Supplemental Cash Flow Information
Cash paid during the period:
Interest (net of amount capitalized)	$9.1	$3.1
Income taxes paid	$1.0	$16.2

See notes to condensed consolidated financial statements.

Duquesne Light Company

Consolidated Statements of Comprehensive Income (Unaudited)

	(Millions of Dollars) Three Months Ended March 31,
	2005	2004
Net income	$21.9	$17.8
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the year, net of tax of $(0.4) and $0.6	(0.7)	0.8

Comprehensive income	$21.2	$18.6

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

In addition, effective March 31, 2004, we consolidate variable interest entities for which we are the primary beneficiary in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities” (revised December 2003) (FIN 46), regardless of the ownership percentage held by us.

Continuing Operations

Duquesne Light, our largest subsidiary, is an electric utility engaged in the supply (through its provider-of-last-resort service (POLR)), transmission and distribution of electric energy.

Duquesne Power, L.P., an unregulated subsidiary of Duquesne Light, maintains a portfolio of energy commodity contracts to provide full-requirements energy supply contracts for both (i) Duquesne Light’s residential and small commercial POLR customers and (ii) Duquesne Light Energy, LLC’s large commercial and industrial customers. These energy commodity contracts are with unrelated parties and include payment guarantees from Holdings.

Duquesne Light Energy, LLC (DLE) is an unregulated, competitive, retail electric generation supplier that offers customized solutions tailored to meet its customers’ specific electricity needs. DLE’s primary focus is on the large commercial and industrial customer market segment in Duquesne Light’s service territory.

Duquesne Energy Solutions, LLC is an energy facilities management company that provides energy outsourcing solutions including development, operation and maintenance of energy and synthetic fuel facilities.

DQE Financial Corp. owns and operates landfill gas collection and processing systems, and is an investment and portfolio management organization focused on structured finance and alternative energy investments. DQE Financial also owns Waste Energy Technology, LLC (WET), a leading landfill gas engineering, design, construction and operations firm.

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

The electricity delivery business segment meets the criteria of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation,” and accordingly reflects regulatory assets and liabilities consistent with cost-based ratemaking regulations. The regulatory assets represent probable future revenue, because provisions for these costs are currently included, or are expected to be included, in charges to electric utility customers through the ratemaking process. The majority of these assets are currently being recovered over a period of approximately 26 years and are not earning a rate of return.

Pursuant to the PUC’s final restructuring order, generation-related transition costs are being recovered through a competitive transition charge (CTC) collected in connection with providing transmission and distribution services.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions with respect to values and conditions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period also may be affected by these estimates and assumptions. Management evaluates these estimates on an ongoing basis, using historical experience and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from these estimates.

The interim financial information for the three month periods ended March 31, 2005 and 2004 is unaudited and has been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim information. This information does not include all footnotes which would be required for complete annual financial statements in accordance with accounting principles generally accepted in the United States of America.

These statements should be read with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the full year.

Recent Accounting Pronouncements

Share-Based Payments

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment (revised December 2004),” which will eliminate the use of Accounting Principles Board No. 25. SFAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. This standard is effective at the beginning of the first fiscal year that begins after June 15, 2005. We are currently evaluating the impact of the adoption of this standard on our financial statements.

In March 2005, the FASB issued Financial Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143.” This clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity. This interpretation also states that the fair value of a liability for the conditional asset obligation should be recognized when incurred. This interpretation is effective no later than the end of the fiscal year ending after December 15, 2005. We are currently evaluating the impact of the adoption of this standard on our financial statements.

Earnings Per Share

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share are computed on the basis of the weighted average number of common shares outstanding, plus the effect of the outstanding Employee Stock Ownership Plan shares, Holdings preferred stock, stock options and performance share awards. The treasury stock method is used in computing the dilutive effect of stock options. This method assumes any proceeds obtained upon the exercise of options would be used to purchase common stock at the average market price during the period. The following table presents the numerators and denominators used in computing the diluted earnings per share from continuing operations for Holdings for the three months ended March 31, 2005 and 2004.

Diluted Earnings Per Share for the Three Months Ended March 31,

(Millions of Dollars)	2005	2004
Income from continuing operations	$34.6	$21.7
Dilutive effect of:
ESOP dividends	0.3	0.3
Preferred stock dividends	—	0.1

Diluted Earnings from Continuing Operations for Common Stock	$34.9	$22.1

(Millions of Shares)	2005	2004
Basic average shares	77.3	75.9
Dilutive effect of:
ESOP shares	0.8	0.8
Holdings preferred stock	0.1	0.7
Performance share awards and stock options	0.2	0.6

Diluted average shares	78.4	78.0

Diluted Earnings Per Share from Continuing Operations	$0.45	$0.28

2. RATE MATTERS

Effective January 1, 2005, Duquesne Light joined PJM Interconnection (PJM), becoming (along with other electric generation suppliers) a load-serving entity within PJM. In addition, POLR III became effective on that date.

As previously reported, the FERC has issued a series of orders eliminating the regional through and out rates (RTOR) for certain transmission services between the Midwest Independent System Operator (MISO) and PJM effective December 1, 2004. A transitional pricing mechanism called the seams elimination charge adjustment (SECA) has been put in place through April 2006 in order to compensate transmission owners for the estimated revenue lost as a result of the elimination of the RTOR. Total net SECA charges for the Duquesne Light zone are expected to be approximately $35 million. Duquesne Light (together with other PJM participants) has filed with the FERC a proposed allocation of SECA charges among load-serving entities within the Duquesne Light zone. Under that proposal, Duquesne Light would be allocated approximately $11 million of the charges from MISO transmission owners, and receive approximately $1 million of compensation from PJM transmission owners. The other load-serving entities in the Duquesne Light zone would be allocated the remainder of such charges, with DLE’s allocation of combined MISO and PJM charges expected to be approximately $1 million. We continue to pursue all avenues available to us to eliminate or reduce our SECA obligations, including requiring reimbursement from others who will benefit from the elimination of the RTOR, such as suppliers and retail customers.

As of March 31, 2005, net SECA charges totaling $2.8 million have been recorded by Duquesne Light, and are reflected on the condensed consolidated balance sheets in regulatory assets and accrued liabilities.

3. RECEIVABLES

The components of receivables for the periods indicated are as follows:

Holdings

	(Millions of Dollars)
	March 31, 2005	December 31, 2004
Electric customers	$75.0	$75.8
Unbilled electric customers	27.0	31.3
Other	25.7	26.5
Less: Allowance for uncollectible accounts	(16.7)	(18.1)

Total	$111.0	$115.5

Duquesne Light

	(Millions of Dollars)
	March 31, 2005	December 31, 2004
Electric customers	$73.4	$75.8
Unbilled electric customers	25.5	31.1
Loan to Holdings	250.0	250.0
Affiliate receivables	4.7	1.8
Other	10.7	10.1
Less: Allowance for uncollectible accounts	(16.5)	(17.9)

Total	$347.8	$350.9

4. DERIVATIVE INSTRUMENTS

Energy Contracts

Beginning January 1, 2005, our supply business is responsible for providing all of the energy requirements for both (i) residential and small commercial POLR customers and (ii) any customers with whom DLE contracts. To meet this obligation, we entered into energy commodity contracts with multiple investment-grade suppliers for a significant portion of our expected customer requirements. These purchase contracts are designed solely to provide for the delivery of energy as needed to supply customer usage. A Board-approved risk management policy permits transactions for the prudent management of customer energy requirements, and precludes any speculative transactions.

The economic value of these contracts will be determined by the difference in values between the fixed revenue level we receive from each of the ultimate retail customers and the fully loaded cost of the energy supplied to these customers.

The accounting for these contracts is primarily governed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. Under the terms of the contracts, the majority of the energy purchases are delivered to the Duquesne Light zone as defined by PJM. These purchases are reflected as purchased power expense in the condensed consolidated statements of income at their wholesale price upon delivery to us. At March 31, 2005 the remaining notional value of these contracts was $479.3 million, including $345.9 million for the contracts that mature in 2006 and 2007.

We also entered into certain purchase contracts that are for delivery to points other than the Duquesne Light zone within PJM. Even though these purchases are for the sole purpose of serving our customers in the Duquesne Light zone, because they aren’t settled at the Duquesne Light zone they are accounted for on a mark-to-market basis. The remaining notional amount of these contracts at March 31, 2005 is $204.2 million, including $148.4 million for the contracts maturing in 2006 and 2007.

During the first quarter of 2005, we entered into sales contracts maturing in 2006 and 2007 that are accounted for on a mark-to-market basis. The notional amount of these sales contracts was $156.4 million at March 31, 2005. These contracts were entered into solely for the purpose of offsetting volatility associated with the mark-to-market accounting for the purchase contracts maturing in 2006 and 2007, as described above. We record the revenue associated with our mark-to-market contracts on a net basis in purchased power expense in our condensed consolidated statements of income.

The following table summarizes the derivative assets and liabilities for the energy contracts included in the condensed consolidated balance sheets for both Holdings and Duquesne Light:

	(Millions of Dollars)
	March 31, 2005	December 31, 2004
Net short-term derivative assets	$7.9	$0.8
Net long-term derivative assets/(liabilities)	6.4	(0.7)

Net Derivative Assets	$14.3	$0.1

The change in the net derivative assets of $14.2 million for the quarter ended March 31, 2005, has been recorded in purchased power expense in the condensed consolidated statements of income for both Holdings and Duquesne Light.

Interest Rate Lock

Our financing plan for 2005 included a $100 million senior unsecured debt issuance in the first quarter. On February 9, 2005, we entered into an interest-rate lock agreement to hedge exposure to interest rate fluctuations for this planned debt offering. The interest-rate lock was designated as a cash flow hedge under SFAS No. 133. Changes in our cash requirements resulted in the postponement of the debt offering. On March 30, 2005, we unwound the interest-rate lock agreement, resulting in a $4.0 million pre-tax gain that was recorded in other income on our condensed consolidated statements of income.

5. DISPOSITIONS

In January 2005, DQE Financial sold its investment in a natural gas operating partnership for $12.7 million and recognized an after-tax gain of $4.6 million.

In the first quarter of 2005, DQE Financial received $1.1 million in additional sales proceeds related to the sale of 50% of its investment in a synthetic fuel partnership in the fourth quarter of 2004. Additional sale proceeds may be received for the remainder of the tax credit period through December 2007.

6. NOTES PAYABLE AND LONG-TERM DEBT

As of March 31, 2005, $5 million was outstanding under the Holdings revolving credit facility.

In the first quarter of 2005, Duquesne Power entered into a demand note with Holdings for general working capital purposes. The note bears a market rate of interest. Under the terms of the note, Duquesne Power can have outstanding up to $60 million from Holdings. As of March 31, 2005, Duquesne Power had $38.6 million outstanding under the demand note.

As of March 31, 2004, $90 million was outstanding under the Duquesne Light revolving credit facility. These borrowings had been made primarily to retire the $75 million of Monthly Income Preferred Securities (MIPS).

In the first quarter of 2004, Duquesne Capital redeemed $75 million of its MIPS. Pursuant to the terms of the MIPS, Duquesne Light simultaneously redeemed $75.8 million of subordinated debentures.

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

7. COMMITMENTS AND CONTINGENCIES

Guarantees

As part of DQE Financial’s investment portfolio in seven affordable housing funds, we have received fees in exchange for guaranteeing a minimum defined yield to unrelated investors. We entered into these transactions between 1995 and 1999 because of the attractive risk/reward characteristics available to guarantors. The guarantee period will expire by 2015. In the event the underlying affordable housing properties do not generate the necessary minimum yield during the guarantee period, we will make cash payments necessary to achieve the minimum yield. The original amount guaranteed was approximately $250 million, and has declined as investors have earned the guaranteed returns. We estimate the maximum potential amount of undiscounted future payments that we could be required to make under the guarantees if the investors earn no future returns was $45.1 million at March 31, 2005.

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

In addition, Holdings has backed certain limited obligations during a long-term contract held by a subsidiary with a $1.5 million payment guarantee that has not been recorded as a liability on the condensed consolidated balance sheets. We do not believe these guarantees will have any material impact on our results of operations, financial position or cash flows.

Holdings has guaranteed portions of the obligations of Duquesne Power under its energy commodity contracts. The notional value of the contracts (and consequently the guarantee amounts) changes as additional energy commodities are bought or sold, and as Duquesne Power pays for its energy commodity deliveries. As of March 31, 2005, the maximum amount of Holdings’ payment guarantee amount totals $556.4 million, or 78.2%, of the total remaining notional value of the purchase and capacity obligations under these contracts. In general, if Duquesne Power is required to make a payment under these contracts and fails to do so, Holdings would be required to make such payment. The guarantees were provided in order to use Holdings’ stronger credit profile to obtain better pricing and contract terms for Duquesne Power and no guarantee amount has been recorded as a liability on the condensed consolidated balance sheets. In addition, Holdings posts mark-to-market collateral on behalf of Duquesne Power as needed under the contracts. At March 31, 2005, no collateral was outstanding.

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

Income Taxes

The Internal Revenue Service (IRS) has audited all federal corporate tax returns for the years through 1997 and these years are closed. As a result of this audit, the balance, including interest due to the IRS, of $51.3 million and $50.9 million as of March 31, 2005 and December 31, 2004, is included in other current liabilities on our condensed consolidated balance sheets.

The IRS is currently auditing the 1998 through 2002 tax years. During that period, a subsidiary of Holdings constructed and operated six synthetic fuel plants, which were subsequently sold to an unrelated party. Duquesne Energy Solutions currently operates these plants. At this time, the IRS has made no determinations regarding these plants. Holdings claimed approximately $10 million of Section 29 tax credits prior to their sale.

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

It is not possible to predict if, when or to what extent any state income tax adjustments ultimately proposed for the period 1999 through 2004 will be sustained. Duquesne Light does not believe that the ultimate resolution of its state tax issue for the years 1999 through 2004 will have a material adverse effect on its financial position or results of operation. However, the resolution, depending on the extent and timing thereof, could have a material adverse effect on cash flows for the period in which they are paid.

In connection with the above examinations, both Holdings and Duquesne Light have established tax reserves, which are included primarily in other non-current liabilities on the condensed consolidated balance sheets. We believe these reserves are adequate in relation to the above matters. We regularly assess the likelihood of additional assessments resulting from these and subsequent year’s examinations. Once established, reserves are adjusted only when there is more information available or when an event occurs that necessitates a change to the reserves.

Legal Proceedings

Shareholder Class Action. In April 2005, we agreed in principle to settle all claims of the class and sub-class. The proposed settlement is contingent on execution of a definitive settlement agreement and court approval. We expect the settlement to be covered in full by our insurance.

Section 29 Tax Credits and Synthetic Fuel

Section 29 of the Internal Revenue Code provides tax credits through 2007 for the production and sale of non-conventional fuels, including solid synthetic fuels and landfill gas. Holdings earns Section 29 tax credits from DQE Financial’s landfill gas operations and an investment in a synthetic fuel partnership. Duquesne Energy Solutions operates synthetic fuel facilities for a single customer, earning fees based on production.

Section 29 tax credits are subject to a phase-out provision that could reduce tax credits as the average annual wellhead price per barrel of domestic crude oil increases into an inflation-adjusted phase-out range. For 2004, the tax credit would have begun to phase-out if the annual average wellhead price per barrel of domestic crude oil exceeded $51.35 per barrel and would have been completely phased out if the annual average wellhead price per barrel of domestic crude oil exceeded $64.47 per barrel. The average wellhead price was $36.75 for 2004. The 2005 phase-out range will be calculated using inflation rates published in 2006 by the IRS. We cannot predict the level of domestic crude oil prices for 2005, nor whether a phase-out of the credit is likely to occur.

During the first quarter of 2005, we recorded $5.0 million of Section 29 tax credits.

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

8. DISCONTINUED OPERATIONS

Pursuant to agreements entered into in 2002 to sell the majority of our investment in AquaSource and our investment in Pro Am, as well as our subsequent sale of the remaining net assets of AquaSource, these subsidiaries have been reflected as discontinued operations in the condensed consolidated financial statements.

The $3.3 million promissory note, due April 1, 2005, from former members of AquaSource management from the sale of AquaSource’s water and wastewater utility construction business was paid in full in January 2005 when the corresponding value of outstanding shares of Holdings common stock were surrendered by these individuals.

In March 2005, we received $0.9 million in cash as final settlement on the sale of Pro Am.

The following table summarizes income statement data from discontinued operations:

	(Millions of Dollars) Three Months Ended March 31,
	2005	2004
Revenues	$—	$—
Operating Results, net of tax of $— and $—	$—	$—
Gain from sale of Discontinued Operations, net of tax of $0.3 and $0.1	0.4	0.1

Income from Discontinued Operations	$0.4	$0.1

9. PENSION AND POSTRETIREMENT BENEFITS

The following table summarizes the components of net periodic pension benefit cost for the three months ended March 31:

	(Millions of Dollars)
	2005	2004
Service cost	$2.3	$2.0
Interest cost	10.5	10.6
Expected return on plan assets	(13.8)	(13.0)
Amortization of unrecognized net transition obligation	—	0.2
Amortization of prior service cost	0.8	0.9
Amortization of actuarial gain	—	(0.2)

Net periodic pension benefit cost (gain)	$(0.2)	$0.5

In January 2005, Duquesne Light met its obligation, pursuant to the January 2001 PUC Order regarding Duquesne Light’s final generation asset sale proceeds accounting, by contributing $32.1 million to the pension plans. As of March 31, 2005, we do not anticipate being required to contribute any additional amounts to fund the pension plan in 2005.

The following table summarizes the components of net periodic postretirement benefit cost for the three months ended March 31:

	(Millions of Dollars)
	2005	2004
Service cost	$0.3	$0.3
Interest cost	0.8	0.8
Amortization of unrecognized net transition obligation	0.2	0.2
Amortization of prior service cost	0.2	0.1

Net periodic postretirement benefit cost	$1.5	$1.4

10. BUSINESS SEGMENTS AND RELATED INFORMATION

Duquesne Light reports the following business segments: (1) transmission and distribution of electricity (electricity delivery business segment), (2) supply of electricity by Duquesne Light (Duquesne Light supply business segment), and (3) collection of transition costs (CTC business segment).

Holdings reports the following business segments: (1) transmission and distribution of electricity (electricity delivery business segment), (2) supply of electricity (which includes the Duquesne Light supply business segment and beginning in 2005, supply by DLE) (electricity supply business segment), (3) collection of transition costs (CTC business segment), (4) Duquesne Energy Solutions’ development, operation and maintenance of energy facilities and, for a single customer, synthetic fuel facilities (Energy Solutions business segment), (5) DQE Financial’s collection and processing of landfill gas and management of structured finance and alternative energy investments (Financial business segment), and (6) DQE Communications’ operation, maintenance and leasing of its fiber optic based network (Communications business segment). We also report an “all other” category to include our other subsidiaries below the quantitative threshold for disclosure. These subsidiaries provide corporate administrative functions, financing, and insurance services for our various affiliates.

Duquesne Light Company

Business Segments for the Three Months Ended March 31, 2005

	(Millions of Dollars)
	Electricity Delivery	Duquesne Light Supply	CTC	Consolidated
Operating revenues	$80.2	$108.9	$2.4	$191.5
Operating expenses	41.8	89.2	0.1	131.1
Depreciation and amortization expense	15.6	—	2.2	17.8

Operating income	22.8	19.7	0.1	42.6
Other income	5.8	—	—	5.8
Interest and other charges	12.1	0.3	—	12.4

Income before income taxes	16.5	19.4	0.1	36.0
Income tax expense	6.0	8.1	—	14.1

Net Income	10.5	11.3	0.1	21.9
Dividends on preferred and preference stock	2.0	—	—	2.0

Earnings available for common stock	$8.5	$11.3	$0.1	$19.9

Assets	$2,273.2	$20.7	$2.5	$2,296.4

Capital expenditures	$16.2	$—	$—	$16.2

Business Segments for the Three Months Ended March 31, 2004

	(Millions of Dollars)
	Electricity Delivery	Duquesne Light Supply	CTC	Consolidated
Operating revenues	$84.2	$107.6	$2.8	$194.6
Operating expenses	41.1	98.8	0.1	140.0
Depreciation and amortization expense	15.4	—	2.6	18.0

Operating income	27.7	8.8	0.1	36.6
Other income	3.9	—	—	3.9
Interest and other charges	11.2	—	—	11.2

Income before income taxes	20.4	8.8	0.1	29.3
Income tax expense	7.8	3.7	—	11.5

Net Income	12.6	5.1	0.1	17.8
Dividends on preferred and preference stock	0.8	—	—	0.8

Earnings available for common stock	$11.8	$5.1	$0.1	$17.0

Assets (a)	$2,287.1	$1.2	$4.7	$2,293.0

Capital expenditures	$18.9	$—	$—	$18.9

(a)	Relates to assets as of December 31, 2004.

Duquesne Light Holdings

Business Segments for the Three Months Ended March 31, 2005

	(Millions of Dollars)
	Electricity Delivery	Electricity Supply	CTC	Energy Solutions	Financial	Communications	All Other	Eliminations	Consolidated
Operating revenues	$80.2	$110.2	$2.4	$15.1	$9.3	$2.3	$—	$(0.8)	$218.7
Operating expenses	41.8	90.6	0.1	8.1	9.6	0.9	0.8	(0.8)	151.1
Depreciation and amortization expense	15.6	—	2.2	0.4	1.6	0.5	0.2	—	20.5

Operating income (loss)	22.8	19.6	0.1	6.6	(1.9)	0.9	(1.0)	—	47.1
Other income	5.8	—	—	(0.1)	9.7	—	4.6	(4.5)	15.5
Interest and other charges	14.1	0.3	—	—	—	—	4.3	(4.2)	14.5
Benefit from limited partners’ interest	—	—	—	—	2.5	—	—	—	2.5

Income (loss) before taxes	14.5	19.3	0.1	6.5	10.3	0.9	(0.7)	(0.3)	50.6
Income tax expense (benefit)	6.0	8.0	—	2.4	(1.4)	0.3	0.7	—	16.0

Income (loss) from continuing operations	$8.5	$11.3	$0.1	$4.1	$11.7	$0.6	$(1.4)	$(0.3)	$34.6

Assets	$1,900.0	$21.0	$2.5	$32.5	$596.2	$28.5	$31.4	$—	$2,612.1

Capital expenditures	$16.2	$—	$—	$—	$0.1	$0.4	$—	$—	$16.7

Business Segments for the Three Months Ended March 31, 2004

	(Millions of Dollars)
	Electricity Delivery	Electricity Supply	CTC	Energy Solutions	Financial	Communications	All Other	Eliminations	Consolidated
Operating revenues	$84.2	$107.6	$2.8	$13.7	$7.2	$1.9	$—	$(0.3)	$217.1
Operating expenses	41.1	98.8	0.1	7.4	10.0	0.8	3.6	(0.3)	161.5
Depreciation and amortization expense	15.4	—	2.6	0.4	1.3	0.5	0.2	—	20.4

Operating income (loss)	27.7	8.8	0.1	5.9	(4.1)	0.6	(3.8)	—	35.2
Other income	3.9	—	—	0.4	3.3	—	0.2	(3.7)	4.1
Interest and other charges	12.0	—	—	—	0.1	—	6.0	(3.7)	14.4

Income (loss) before taxes	19.6	8.8	0.1	6.3	(0.9)	0.6	(9.6)	—	24.9
Income tax expense (benefit)	7.8	3.7	—	2.3	(7.8)	0.3	(3.1)	—	3.2

Income (loss) from continuing operations	$11.8	$5.1	$0.1	$4.0	$6.9	$0.3	$(6.5)	$—	$21.7

Assets (a)	$1,879.5	$1.1	$4.7	$32.6	$604.4	$28.6	$81.9	$—	$2,632.8

Capital expenditures	$18.9	$—	$—	$—	$—	$0.2	$—	$—	$19.1

(a)	Relates to assets as of December 31, 2004.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Part I, Item 2 of this combined Quarterly Report on Form 10-Q should be read in conjunction with our combined Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission (SEC), and with the condensed consolidated financial statements, set forth in Part I, Item 1 of this Report.

This combined Quarterly Report on Form 10-Q presents information on both Duquesne Light Holdings, Inc. (Holdings) and Duquesne Light Company (Duquesne Light).

References in this report to “we,” “us” and “our” are to Holdings and its subsidiaries, collectively. References to “Notes” are to the notes to the condensed consolidated financial statements, set forth in Part I, Item 1 of this report.

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

Duquesne Power, L.P., an unregulated subsidiary of Duquesne Light, maintains a portfolio of energy commodity contracts to provide full-requirements energy supply contracts for both (i) Duquesne Light’s residential and small commercial POLR customers and (ii) Duquesne Light Energy, LLC’s large commercial and industrial customers. These energy commodity contracts are with unrelated parties and include payment guarantees from Holdings.

Duquesne Light Energy, LLC (DLE) is an unregulated, competitive, retail electric generation supplier that offers customized solutions tailored to meet its customers’ specific electricity needs. DLE’s primary focus is on the large commercial and industrial customer market segment in Duquesne Light’s service territory.

Duquesne Energy Solutions, LLC is an energy facilities management company that provides energy outsourcing solutions including development, operation and maintenance of energy and synthetic fuel facilities.

DQE Financial Corp. owns and operates landfill gas collection and processing systems, and is an investment and portfolio management organization focused on structured finance and alternative energy investments. Effective November 2004, DQE Financial became the sole owner of Waste Energy Technology, LLC (WET), a leading landfill gas engineering, design, construction and operations firm.

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

Regulation

Holdings and Duquesne Light are subject to the accounting and reporting requirements of the SEC. Duquesne Light’s electricity delivery business is also subject to regulation by the Pennsylvania Public Utility Commission (PUC) and the Federal Energy Regulatory Commission (FERC) with respect to rates for delivery of electric power, accounting and other matters.

Business Segments

This information is set forth in “Results of Operations” below and in Note 10 to our condensed consolidated financial statements.

Critical Accounting Policies

As of March 31, 2005, there have been no significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2004 except as discussed below. The policies disclosed included the accounting for: the effects of regulation, unbilled electricity revenues, impairment of long-lived assets and investments, pension and other postretirement benefit plan assumptions, income taxes, derivative instruments and contingent liabilities.

We have expanded our policy concerning derivative instruments to include the accounting for the revenue associated with the settlement of our mark-to-market energy contracts. Beginning January 1, 2005, we record the revenue associated with our mark-to-market contracts on a net basis in purchased power expense in our condensed consolidated statements of income in accordance with the Emerging Issues Task Force No. 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent”.

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

•	Cash flow, earnings, earnings growth, capitalization, capital expenditures and dividends will depend on the performance of Holdings’ subsidiaries, and board policy.

•	Demand for and pricing of electricity and landfill gas, changing market conditions, and weather conditions could affect earnings levels.

•	Duquesne Light’s earnings will be affected by the number of customers who choose to receive electric generation through POLR III, by our ability to negotiate appropriate terms with suitable generation suppliers, and by the performance of these suppliers.

•	Projected POLR supply requirements will depend on POLR customer retention, which in turn may depend on market generation prices, as well as the marketing efforts of competing generation suppliers.

•	Transmission and distribution rate base and earnings will depend on the ultimate structure of our rate cases, which in turn will be subject to PUC and FERC review and approval. Earnings will also be affected by rate base, equity and allowed return levels.

•	Regional transmission organization (RTO) rules and FERC-mandated transmission charges could affect earnings.

•	Changes in electric energy prices could affect earnings as the recorded value of our mark-to-market energy commodity contracts fluctuates.

•	The amount and timing of any debt reduction or refinancing will depend on the availability of cash flows and appropriate replacement or refinancing vehicles.

•	The amount and timing of any securities issuance (debt or equity) will depend on financial market performance.

•	The credit ratings received from the rating agencies could affect the cost of borrowing, access to capital markets and liquidity.

•	Customer energy demand, fuel costs and plant operations could affect Duquesne Energy Solutions’ earnings.

•	Competition, operating costs and gas prices could affect earnings and expansion plans in our landfill gas business.

•	The outcome of the shareholder litigation initiated against Holdings may affect performance.

•	Earnings with respect to synthetic fuel operations, landfill gas and affordable housing investments will depend, in part, on the continued availability of, and compliance with the requirements for, applicable federal tax credits.

•	Demand for dark fiber will affect DQE Communications’ earnings.

•	The final resolution of proposed adjustments regarding state income tax liabilities (which could depend on negotiations with the appropriate authorities) could affect financial position, earnings, and cash flows.

•	Overall performance by Holdings and its affiliates could be affected by economic, competitive, regulatory, governmental and technological factors affecting operations, markets, products, services and prices, as well as the factors discussed in Duquesne Light Holdings’ SEC filings made to date.

RESULTS OF OPERATIONS

Duquesne Light reports the following business segments: (1) transmission and distribution of electricity (electricity delivery business segment), (2) supply of electricity by Duquesne Light (Duquesne Light supply business segment), and (3) collection of transition costs (CTC business segment).

Holdings reports the following business segments: (1) transmission and distribution of electricity (electricity delivery business segment), (2) supply of electricity (which includes the Duquesne Light supply business segment and beginning in 2005, supply by DLE) (electricity supply business segment), (3) collection of transition costs (CTC business segment), (4) Duquesne Energy Solutions’ development, operation and maintenance of energy and, for a single customer, synthetic fuel facilities (Energy Solutions business segment), (5) DQE Financial’s collection and processing of landfill gas and management of structured finance and alternative energy investments (Financial business segment), and (6) DQE Communications’ operation, maintenance and leasing of its fiber optic based network (Communications business segment). We also report an “all other” category which includes our other subsidiaries that are below the quantitative threshold for disclosure. These subsidiaries provide corporate administrative functions, financing, and insurance services for our various affiliates.

Note 10 to the condensed consolidated financial statements shows the financial results of each principal business segment in tabular form. Following is a discussion of these results. Unless otherwise stated, the terms “earnings” and “loss” used in the following discussion refer to after-tax amounts.

Significant Changes in the Supply Business

The factors impacting the Duquesne Light supply business segment have significantly changed when compared to prior periods. From the time that Duquesne Light sold its generation assets in April 2000 through December 31, 2004 the default energy supply requirement for all customers had been met through a full requirements contract with one supplier. From the time that Duquesne Light completed its stranded cost recovery – different by each rate class, but generally during the 2002 to 2003 time period – Duquesne Light had earned a margin on each megawatt-hour (MWh) supplied.

Effective January 1, 2005 residential and small commercial customers remaining on POLR service saw an average increase of 11.5% above their POLR II generation rates, reflecting the increase in market energy prices in the time since the POLR II rates were established. Despite this increase in rates, residential and small commercial customer retention has increased to 76% in the first quarter of 2005 compared to 74% in the first quarter of 2004.

Also effective January 1, 2005 Duquesne Light is meeting its POLR III energy supply requirements for residential and small commercial customers through Duquesne Power’s portfolio of energy and capacity supply contracts with multiple investment-grade counter-parties as well as through interactions with PJM Interconnection (PJM). This change in energy supply strategy is designed to provide the opportunity to earn a larger margin in the supply business. While taking on increased commodity price risk, we have decreased our supplier credit/default risk. The increased commodity price risk has been managed at a prudent level through the portfolio of energy commodity contracts.

While previously Duquesne Light’s margin on residential and small commercial customers was a fixed dollar amount per MWh, beginning in 2005 the earnings will have an element of seasonality. Revenues per MWh, while fixed on an annual basis through 2007, are lowest in the first and fourth quarters reflecting the discount rate offered to electric heating customers in the November through April heating season. The rates are then higher in the remaining months. Similarly, costs per MWh are expected to have a seasonal element, being higher in the first and third quarters reflecting the peak energy consumption in the heating and cooling seasons. As a result, margins on residential and small commercial customer energy supply are anticipated to be higher in the second and fourth quarters.

For large business customers, effective January 1, 2005 the default energy supply product is a fluctuating hourly-priced service. Additionally, for a limited time Duquesne Light offers a fixed-price default service whose rate has increased by an average of more than 20% reflecting the results of a competitive wholesale request-for-proposal conducted in the fall of 2004. Duquesne Light continues to meet its default energy supply requirement for large customers through full requirements contracts, now with two investment-grade suppliers. Because of the volatility of hourly-priced default service and the increase in the fixed-price rates, default retention has decreased from 64% in the first quarter of 2004 to 32% in the first quarter of 2005. It is anticipated that the default retention rate will continue to decline throughout 2005.

In response to the change in large customer default service, DLE has begun to offer competitive electric generation (EGS) service to customers in the Duquesne Light service territory. DLE has contracted to supply more than 10% of the large customer consumption in the Duquesne Light service territory. The DLE supply requirements are managed together with the Duquesne Light residential and small commercial customer POLR III supply requirements.

Overall Performance

Three months ended March 31, 2005. Our net income was $35.0 million, or $0.45 basic earnings per share in the first quarter of 2005, compared to

$21.8 million, or $0.29 basic earnings per share, in the first quarter of 2004. The average shares outstanding increased 1.4 million, or 1.8%, compared to 2004.

Our income from continuing operations was $34.6 million, or $0.45 basic earnings per share, in the first quarter of 2005, compared to $21.7 million, or $0.29 basic earnings per share, in the first quarter of 2004. The increase of $12.9 million is primarily due to a $4.6 million after-tax gain recognized at DQE Financial related the sale of an investment in a natural gas operating partnership, a $2.9 million increase in earnings at Duquesne Light, discussed below, a $2.4 million after-tax gain recognized at Holdings as a result of the settlement of an interest rate lock agreement for an anticipated debt issuance that did not occur in the first quarter of 2005, and the elimination of interest costs at DQE Capital Corporation related to the $100 million of long-term debt redeemed in the fourth quarter of 2004.

Duquesne Light’s earnings available for common stock were $19.9 million in the first quarter of 2005, compared to $17 million in the first quarter of 2004, an increase of $2.9 million, or 17.1%. The increase was primarily due to a $6.2 million increase in earnings from Duquesne Light’s supply segment, primarily as a result of the increase in the fair value of the mark-to-market energy contracts recorded at Duquesne Power. This increase was partially offset by a $3.3 million decrease in earnings from the electricity delivery business segment, primarily as a result of lower operating revenues and increased interest and preferred dividend charges, as compared to the first quarter of 2004.

Business Segment Performance

Electricity Delivery Business Segment.

Three months ended March 31, 2005. This business segment reported $8.5 million of earnings in the first quarter of 2005 compared to $11.8 million in the first quarter of 2004, a decrease of $3.3 million, or 28.0%, primarily as a result of lower operating revenues and higher interest and preferred dividend charges.

Operating revenues are primarily derived from the delivery of electricity, including related excise taxes. Sales to residential and commercial customers are primarily influenced by weather conditions. Warmer summer and colder winter seasons typically lead to increased customer use of electricity for cooling and heating. Commercial sales also are affected by regional economic development. Sales to industrial customers are primarily influenced by national and global economic conditions.

Operating revenues decreased $4.0 million, or 4.8%, compared to the first quarter of 2004. This decrease is primarily due to ancillary services revenue now being reported in the Duquesne Light supply business segment as a result of the POLR III arrangement.

The following table shows the megawatt-hours (MWh) delivered to customers.

	MWh Delivered
	(In Thousands)
First Quarter	2005	2004	Change
Residential	995	1,004	(0.9)%
Commercial	1,613	1,581	2.0%
Industrial	813	812	0.1%

	3,421	3,397	0.7%

Other income includes interest income on invested cash and an intercompany loan, as well as gains and losses recognized on the sale of certain assets. Other income increased $1.9 million, or 48.7%, compared to the first quarter of 2004. The amount of invested cash was higher in 2005, thereby contributing to higher interest earnings in the first quarter of 2005 compared to the same period in 2004.

Interest and other charges include interest on long-term debt and related charges. Interest and other charges increased $0.9 million, or 8.0%, compared to the first quarter of 2004. The issuance of $200 million of 5.7% debt in May 2004 increased interest by $2.9 million in the first quarter of 2005, as compared to the same period in 2004. This increase was partially offset by a $2.2 million reduction in interest expense in the first quarter of 2005 from the redemption of $75.8 million of 8.375% subordinated debentures in the first quarter of 2004.

Dividends on preferred and preference stock increased $1.2 million, or 150.0%, during the first quarter of 2005 as a result of the issuance of $75 million of 6.5% preferred stock in April 2004.

Duquesne Light Supply Business Segment

Three months ended March 31, 2005. This segment reported earnings of $11.3 million in the first quarter of 2005, compared to $5.1 million in the first quarter of 2004, an increase of $6.2 million, or 121.6%. This increase is primarily due to $8.3 million of earnings resulting from the increase in the market value of certain energy commodity contracts. As previously discussed, the factors impacting this segment in 2005 have significantly changed when compared to the prior year. Under the POLR II arrangement in place during 2004, the margin on residential and small commercial customers was a fixed dollar amount per MWh supplied. Under the POLR III arrangement now in place, the margin on these same customers is no longer fixed. Accordingly, the profit under the POLR III arrangement was lower as the margin was compressed due to the seasonal effects on revenue resulting from the discounted rates provided to heating customers, as well as higher energy costs experienced in the first quarter due to peak energy consumption by these same customers.

Operating revenues are derived primarily from the supply of electricity for delivery to retail customers. Retail energy requirements fluctuate as the number of customers choosing alternative generation suppliers changes. Energy requirements for residential and commercial customers are also influenced by weather conditions; temperature extremes lead to changes in customer use of electricity for cooling and heating. Commercial energy requirements are also affected by regional economic development. Energy requirements for industrial customers are primarily influenced by national and global economic conditions.

In addition, operating revenues include, to a lesser extent, the supply of electricity to wholesale customers. Beginning in 2005, these sales are primarily comprised of sales (i) to Duquesne Light Energy by Duquesne Power under its full-requirements energy supply contract, or (ii) to unrelated parties through other energy contracts entered into by Duquesne Power to sell power obtained in excess of its anticipated obligations. In 2004, these sales primarily consisted of short-term sales to other utilities that were made at market rates, and resulted primarily from excess daily energy deliveries to Duquesne Light’s electricity delivery system.

Operating revenues increased $1.3 million, or 1.2%, compared to the first quarter of 2004. Effective January 1, 2005, Duquesne Light began operating under the POLR III arrangement, which allows for a higher average generation rate to be charged to customers compared to the POLR II arrangement. In addition, ancillary services revenue is now being reported in this segment, as previously discussed. These two items represent an approximate $12 million increase in operating revenues compared to the first quarter of 2004. There was an approximate $7 million increase in wholesale sales of electricity in the first quarter of 2005, due to sales by Duquesne Power primarily to Duquesne Light Energy. However, as expected, there was a significant decrease in MWh supplied to large commercial and industrial customers during the first quarter of 2005 as a higher percentage of these customers chose an alternative generation supplier. This resulted in an approximate $18 million decrease in operating revenues in the first quarter of 2005 compared to the same period in 2004.

The following tables set forth MWh supplied.

	MWh Supplied
	(In Thousands)
First Quarter	2005
	POLR I	POLR III	Total
Residential and small commercial	—	1,381	1,381
Large commercial and industrial	409	109	518

Total Retail	409	1,490	1,899

Wholesale			153

POLR Customers (MWh basis):
Residential and small commercial			76%

Large commercial and industrial			32%

	MWh Supplied
	(In Thousands)
First Quarter	2004
	POLR I	POLR II	Total
Residential and small commercial	—	1,358	1,358
Large commercial and industrial	408	594	1,002

Total Retail	408	1,952	2,360

Wholesale			47

POLR Customers (MWh basis):
Residential and small commercial			74%

Large commercial and industrial			64%

In 2005, operating expenses consist of (i) costs to obtain energy and capacity for Duquesne Light’s POLR service and to supply DLE, (ii) changes in the market value of derivative energy commodity contracts, (iii) administrative expenses at Duquesne Power, and (iv) gross receipts tax. In 2004, operating expenses consisted of costs to obtain energy for our provider of last resort service and gross receipts tax, both of which fluctuated in direct relation to operating revenues.

Operating expenses decreased $9.6 million, or 9.7%, compared to the first quarter of 2004. Some of the energy commodity contracts entered into by Duquesne Power are accounted for under mark-to-market accounting, and operating expenses in the first quarter of 2005 reflect a $14.2 million reduction as a result of the increase in the fair value of the contracts from December 31, 2004. Operating expense in the first quarter of 2005 also included $1.3 million of administrative expenses at Duquesne Power.

Electricity Supply Business Segment.

Three months ended March 31, 2005. Earnings from this segment include the results of the Duquesne Light supply segment and, beginning January 1, 2005, the results of Holdings’ unregulated retail electric generation supplier, DLE. The revenues and purchased power costs relating to the full-requirements contract between Duquesne Power (which is included in the Duquesne Light supply segment) and DLE are eliminated and replaced with DLE’s retail sales to its large commercial and industrial customers. As a result, the overall earnings and operating revenues and expenses of this segment are substantially unchanged from the corresponding amounts discussed in the Duquesne Light supply segment above.

The following tables set forth the MWh supplied to the electricity supply business segment customers.

	MWh Supplied
	(In Thousands)
First Quarter	2005	2004
Retail:
Duquesne Light	1,899	2,360
DLE	137	—

Total Retail	2,036	2,360

Energy Solutions Business Segment.

Three months ended March 31, 2005. This segment reported earnings of $4.1 million in the first quarter of 2005, compared to $4.0 million in the first quarter of 2004, an increase of $0.1 million, or 2.5%. The increase is primarily due to increased earnings from the synthetic fuel facilities management services contract partially offset by a decrease in earnings from the energy facilities.

Operating revenues are derived primarily from the facility management services for industrial, airport and synthetic fuel customers. Operating revenues for the first quarter of 2005 increased $1.4 million, or 10.2%, compared to 2004. The increase was primarily due to a $1.1 million increase in revenues related to the synthetic fuel facilities as a result of an approximate 10% increase in synthetic fuel production in the first quarter of 2005.

Operating expenses consist of the operating and maintenance costs to manage the facilities, as well as general corporate overhead. Operating expenses increased $0.7 million, or 9.5%, for the first quarter of 2005 compared to 2004, primarily due to increased energy commodity costs related to the energy facility operations.

Financial Business Segment.

Three months ended March 31, 2005. This segment reported earnings of $11.7 million in the first quarter of 2005, compared to $6.9 million in the first quarter of 2004, an increase of $4.8 million, or 69.6%. This increase was primarily due to the $4.6 million after-tax gain related to the sale of an investment in a natural gas operating partnership.

Operating revenues are derived primarily from the sale of landfill gas and related services. Operating revenues for the first quarter of 2005 increased $2.1 million, or 29.2%, compared to 2004. The increase is primarily the result of a $1.1 million increase in pipeline quality landfill gas sales as a result of a 10% increase in average price and a 6% increase in volumes of pipeline quality landfill gas sold in the first quarter of 2005, compared to the same period in 2004. In addition, $1.2 million of revenues are included in the first quarter 2005 results that are related to the consolidation of operations of WET as a result of our purchase of the remaining 50% interest in the company in the fourth quarter of 2004.

Other income consists of income from the structured lease, affordable housing and equity investments, and various other gains and losses. Other income for the first quarter of 2005 increased $6.4 million, or 193.9%, compared to 2004, primarily due to the pre-tax gain of $7.1 million related to the sale of the investment in a natural gas partnership previously discussed, and a $0.8 million increase in pre-tax earnings related to the Fresh Kills settlement negotiated in February 2004. These increases were partially offset by a $2.3 million decrease in other income in the first quarter of 2005 due to the consolidation of the affordable housing investments.

The benefit from limited partners’ interest reflects the portion of the losses related to the affordable housing guarantee funds that are not owned by the DQE Financial subsidiary.

Income taxes consist of our provision for federal income taxes as well as the tax credits generated from our synthetic fuel limited partnership, landfill gas and affordable housing investments. The income tax benefit for the first quarter of 2005 decreased $6.4 million, or 82.1%, compared to 2004, due to the increase in pre-tax earnings in the first quarter of 2005 as compared to 2004, and a $2.1 million decrease in tax credits generated in the first quarter of 2005, primarily due to our sale of 50% of our investment in the synthetic fuel partnership in the fourth quarter of 2004.

Communications Business Segment.

Three months ended March 31, 2005. This business segment reported earnings of $0.6 million in the first quarter of 2005, compared to $0.3 million in the first quarter of 2004, an increase of $0.3 million, or 100%. The increase is primarily due to an increase in revenues from new and existing customers.

All Other.

Three months ended March 31, 2005. The all other category reported a loss of $1.4 million in the first quarter of 2005, compared to a loss of $6.5 million in the first quarter of 2004, an improvement of $5.1 million, or 78.5%. The improvement is primarily due to a $2.4 million after-tax gain recorded at Holdings resulting from the favorable settlement of an interest rate lock arrangement, increased allocations of costs to the operating subsidiaries and the elimination of $1.4 million of after-tax interest costs related to a debt retirement in 2004.

LIQUIDITY AND CAPITAL RESOURCES

Capital Expenditures

In the first three months of 2005, Duquesne Light spent $16.2 million for electric utility construction. In addition, Holdings spent $0.5 million on capital expenditures relating to our other business lines and other investments. We estimate that during 2005, Duquesne Light will spend, excluding the allowance for funds used during construction, approximately $150 million for electric utility construction related to its transmission and distribution infrastructure, and Holdings will spend $10 million for construction by our other businesses.

Dispositions

In January 2005, DQE Financial sold its investment in a natural gas operating partnership for $12.7 million in cash and recognized an after-tax gain of $4.6 million.

In the first quarter of 2005, DQE Financial received $1.1 million in additional sales proceeds related to the sale of 50% of its investment in a synthetic fuel partnership in the fourth quarter of 2004.

Financing

Our financing plan for 2005 included a $100 million senior unsecured debt issuance in the first quarter. On February 9, 2005, we entered into an interest-rate lock agreement to mitigate exposure to interest rate fluctuations for this planned debt offering. The interest-rate lock was designated as a cash flow hedge under SFAS No. 133. Changes in our cash requirements resulted in the postponement of the debt offering. On March 30, 2005, we unwound the interest-rate lock agreement resulting in a $4.0 million pre-tax gain that was recorded in other income on our condensed consolidated statements of income.

Liquidity

During the first quarter of 2005, Duquesne Light made required net gross receipts tax payments of $39.1 million, which will be applied towards their expected 2005 annual gross receipts tax liability. In addition, Duquesne Light contributed $32.1 million to its pension plans, pursuant to a 2001 PUC order. While these transactions adversely impacted cash flows during the first quarter of 2005, we believe that cash on hand, access to debt and equity capital markets, and bank borrowing capacity continue to provide sufficient resources to fund our ongoing operating requirements, capital expenditures and estimated future infrastructure investments.

Available cash at all subsidiaries, including Duquesne Light, is deposited in the DQE Capital cash pool. Duquesne Light’s investments in or withdrawals from this cash pool are reflected as cash flows from investing activities on its condensed consolidated statements of cash flows.

Bank Credit Facilities. Holdings and Duquesne Light maintain unsecured credit facilities expiring in September 2007, Holdings for $175 million and Duquesne Light for $100 million. Both credit facilities permit borrowings at interest rates of LIBOR (plus a margin of 0.75 % to 2.00%) or an alternate base rate, as defined in the credit facilities (plus a margin from 0.0% to 1.00%). Both credit facilities have commitment fees that range from 0.125% to 0.30% of the remaining available amount. Interest rates and commitment fees are based on the borrower’s then-current senior unsecured credit rating. Both credit agreements are subject to cross-default if the borrower or any of its subsidiaries defaults on any payment due under any indebtedness exceeding $50 million. Undrawn amounts under both credit agreements are fully available for the issuance of letters of credit.

Under our credit facilities, we are subject to financial covenants requiring each of Holdings and Duquesne Light to maintain a debt-to-capitalization ratio of not more than 65%, as defined in the facilities. In addition, Holdings is required to maintain a minimum coverage ratio of 2-to-1, as defined in the facilities. As of March 31, 2005, we were in compliance with these covenants.

As of March 31, 2005, our total borrowing capacity under our credit facilities and the use of this borrowing capacity were as follows:

	Committed Capacity	Borrowed	LOCs Issued	Available Capacity
Holdings	$175.0	$5.0	$68.8	$101.2
Duquesne Light	100.0	—	10.4	89.6

Total	$275.0	$5.0	$79.2	$190.8

During the first quarter of 2005, for both Holdings and Duquesne Light, the maximum amount of credit facility borrowings outstanding was $17 million (all at Holdings), the average daily borrowings were $1.9 million and the weighted average daily interest rate was 3.9%. As of March 31, 2005, Holdings had $7.5 million and Duquesne Light had $12.7 million of outstanding letters of credit (LOCs) unrelated to the credit facilities.

As of April 30, 2005, our total borrowing capacity under our credit facilities and the use of this borrowing capacity were as follows:

	Committed Capacity	Borrowed	LOCs Issued	Available Capacity
Holdings	$175.0	$13.0	$58.8	$103.2
Duquesne Light	100.0	—	10.3	89.7

Total	$275.0	$13.0	$69.1	$192.9

In addition, as of April 30, 2005, Holdings had $7.5 million and Duquesne Light had $12.7 million of outstanding letters of credit (LOCs) unrelated to the credit facilities.

Holdings Preferred Stock, Series A

As of March 31, 2005, 1,006 shares of Holdings preferred stock were outstanding and included in other current liabilities on the condensed consolidated balance sheet. On April 1, 2005, these shares were converted, in accordance with their terms, into 5,674 shares of our common stock (the number of shares of our common stock computed by dividing the preferred stock’s $100 per share liquidation value by the five-day average closing sales price of common stock for the five trading days immediately prior to the conversion date).

OFF-BALANCE SHEET ARRANGEMENTS

Except for the guarantees discussed in Note 7, neither Holdings nor Duquesne Light has any material off-balance sheet arrangements. Neither Holdings nor Duquesne Light is involved in any material contract trading activities.

RATE MATTERS

Effective January 1, 2005, Duquesne Light joined PJM, becoming (along with other electric generation suppliers) a load-serving entity within PJM. In addition, POLR III became effective on that date.

As previously reported, the FERC has issued a series of orders eliminating the regional through and out rates (RTOR) for certain transmission services between the Midwest Independent System Operator (MISO) and PJM effective December 1, 2004. A transitional pricing mechanism called the seams elimination charge adjustment (SECA) has been put in place through April 2006 in order to compensate transmission owners for the estimated revenue lost as a result of the elimination of the RTOR. Total net SECA charges for the Duquesne Light zone are expected to be approximately $35 million. Duquesne Light (together with other PJM participants) has filed with the FERC a proposed allocation of SECA charges among load-serving entities within the Duquesne Light zone. Under that proposal, Duquesne Light would be allocated approximately $11 million of the charges from MISO transmission owners, and receive approximately $1 million of compensation from PJM transmission owners. The other load-serving entities in the Duquesne Light zone would be allocated the remainder of such charges, with DLE’s allocation of combined MISO and PJM charges expected to be approximately $1 million. We continue to pursue all avenues available to us to eliminate or reduce our SECA obligations, including requiring reimbursement from others who will benefit from the elimination of the RTOR, such as suppliers and retail customers.

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

Currently, the variable interest rate debt for Holdings and for Duquesne Light is $320.1 million, which represents approximately 33.5% of both Holdings’ and Duquesne Light’s long-term debt. This variable rate debt is low-cost, tax-exempt debt with an average variable interest rate of 2.15% for the quarter ended March 31, 2005. We also manage our interest rate risk by retiring and issuing debt from time to time and by maintaining a range of maturity dates. A 10% increase in interest rates would have affected both Holdings’ and Duquesne Light’s variable rate debt obligations by increasing interest expense by approximately $0.7 million and $0.2 million for the quarter ended March 31, 2005 and 2004. A 10% reduction in interest rates would have increased the market value of fixed-rate debt by approximately $28.9 million for both Holdings and Duquesne Light as of March 31, 2005. Such changes would not have had a significant near-term effect on our future earnings or cash flows.

Commodity Price Risk. Both Holdings and Duquesne Light are exposed to commodity price risk arising from market price fluctuations in electricity supply. We manage this risk by entering into energy commodity contracts, principally through Duquesne Power.

The energy commodity contracts have been structured to begin and end during the POLR III time period. The net result of these transactions is that, as of March 31, 2005, Duquesne Power had secured a substantial portion of the combined expected load obligation for its full-requirements contracts with Duquesne Light and DLE through 2005, and an appropriate portion of such expected load requirements for 2006 and 2007.

If Duquesne Power does not enter into contracts for the remaining portion of its anticipated obligations, it will acquire the necessary supply through spot market purchases, and will therefore be exposed to market risk. Assuming Duquesne Power were to make such spot market purchases, we performed a sensitivity analysis using a hypothetical 10% increase in the projected forward market prices of electricity supply in our valuation model. The analysis indicated that such market movements would change the projected cost of acquiring electricity supply by approximately $25 million for the remaining POLR III period through 2007. The projected forward market prices used in our valuation model are derived from broker quotes for the applicable delivery points for both on-peak and off-peak power. Our valuation model seasonalizes annual or quarterly prices based on historical trends. Actual costs in the future may differ significantly from our analysis, however, based on changes in the timing and amount of commodity price fluctuations and our actual exposures.

All of the energy contracts are classified as derivative instruments under SFAS No. 133, as amended and interpreted. The difference between the fair value and the notional amount of the sale contracts, and certain purchase contracts, is recorded as mark-to-market derivative assets or liabilities in the condensed consolidated financial statements.

The mark-to-market contracts are exposed to commodity price risk based on price changes in the forward energy market. Therefore, as the forward market prices change, so will the fair value of these contracts. A hypothetical 10% increase or decrease in the projected forward market prices of electricity supply would increase or decrease the fair value of our mark-to-market energy contracts by approximately $4 million as of March 31, 2005.

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

As of March 31, 2005, Duquesne Power has contracted to purchase from one supplier approximately 53%, 54% and 41% of the notional values of the energy commodity contracts for the years ended December 31, 2005, 2006 and 2007, with no other supplier representing as much as 20% for each of the respective years.

Duquesne Power’s energy commodity contracts contain certain safeguards designed to mitigate potential losses by requiring collateral to be posted by either party depending on changes in energy or capacity prices.

As of April 30, 2005, no collateral was required to be posted under these contracts.

Duquesne Light purchases energy and capacity, beginning January 1, 2005, under a full-requirements contract from two investment grade suppliers for sale to its large commercial and industrial customers receiving fixed-price POLR III service. Duquesne Light’s contracts only require collateral to be posted by the counter-party. As of April 30, no collateral was required to be posted under these contracts.

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

Tax Credit Phase-Out. Section 29 tax credits are subject to a phase-out provision that could reduce tax credits as the average annual wellhead price per barrel of domestic crude oil increases into an inflation-adjusted phase-out range. For 2004, the tax credit would have begun to phase-out when the annual average wellhead price per barrel of domestic crude oil exceeded $51.35 per barrel and would have been completely phased out when the annual average wellhead price per barrel of domestic crude oil reached $64.47 per barrel. The 2005 phase-out range will be calculated using inflation rates published in 2006 by the IRS. We cannot predict the level of domestic crude oil prices for 2005 nor whether a phase-out of the credit is likely to occur.

Item 4. Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting

In the first quarter of 2005, POLR III became effective, Duquesne Light joined PJM and we implemented new energy risk management processes in connection with the energy commodity contract portfolio. These activities have necessitated changes in both Holdings’ and Duquesne Light’s internal control over financial reporting that are reasonably likely to materially affect such internal control over financial reporting.

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

We have agreed in principle to settle all claims of the class and sub-class. The proposed settlement is contingent on execution of a definitive settlement agreement and court approval. We expect the settlement to be covered in full by our insurance.

Other. We are involved in various other legal proceedings and environmental matters. We believe that the resolution of such proceedings and matters, in total, will not have a materially adverse effect on our financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We have no program regarding the repurchase of Holdings common stock. However, we repurchase shares in connection with so-called “stock swap exercises” of employee stock options in which shares are surrendered or deemed surrendered to Holdings to pay the exercise price. In addition, in January 2005, 176,188 shares were surrendered in satisfaction of an outstanding promissory note. The following table presents information with respect to such repurchases that occurred during the quarter ended March 31, 2005.

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Jan. 1-31	176,188	$18.73	—	—
Feb. 1-28	30,480	$19.03	—	—
Mar. 1- 31	—	$—	—	—

Total	206,668	$18.77	—	—

Item 6. Exhibits.

12.1	Holdings Ratio of Earnings to Fixed Charges and Preferred and Preference Stock Dividend Requirements.

12.2	Duquesne Light Ratio of Earnings to Fixed Charges and Preferred and Preference Stock Dividend Requirements.

31.1	Holdings’ CEO Section 302 Certification.

31.2	Holdings’ CFO Section 302 Certification.

31.3	Duquesne Light’s CEO Section 302 Certification.

31.4	Duquesne Light’s CFO Section 302 Certification.

32.1	Holdings’ CEO Section 906 Certification.

32.2	Holdings’ CFO Section 906 Certification.

32.3	Duquesne Light’s CEO Section 906 Certification.

32.4	Duquesne Light’s CFO Section 906 Certification.

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the registrant identified below has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Duquesne Light Holdings, Inc.
(Registrant)

Date: May 10, 2005	/s/ Stevan R. Schott
(Signature)
Stevan R. Schott
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer)

Date: May 10, 2005	/s/ Susan S. Mullins
(Signature)
Susan S. Mullins
Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant identified below has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Duquesne Light Company
(Registrant)

Date: May 10, 2005	/s/ Stevan R. Schott
(Signature)
Stevan R. Schott
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer)

Date: May 10, 2005	/s/ Susan S. Mullins
(Signature)
Susan S. Mullins
Controller
(Principal Accounting Officer)