Form 10-Q
period 2005-06-30
DUQUESNE LIGHT CO; DUQUESNE LIGHT HOLDINGS INC
filed 2005-08-09
CIK 30573, 846930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

As of July 31, 2005, there were 77,767,963 shares of Duquesne Light Holdings, Inc.’s single class of common stock outstanding.

As of July 31, 2005, there were 10 shares of Duquesne Light Company’s single class of common stock outstanding, all held by Duquesne Light Holdings, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Duquesne Light Holdings, Inc.

Condensed Consolidated Statements of Income (Unaudited)

	(All Amounts in Millions, Except Per Share Amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Operating Revenues:
Retail sales of electricity	$184.2	$186.9	$370.9	$375.3
Other	37.7	32.0	69.7	60.7

TOTAL OPERATING REVENUES	221.9	218.9	440.6	436.0

Operating Expenses:

Purchased power	87.5	94.0	169.1	188.2
Other operating and maintenance	62.4	54.9	118.1	109.0
Depreciation and amortization	20.3	20.7	40.8	41.1
Taxes other than income taxes	13.0	12.9	26.8	26.1

Total Operating Expenses	183.2	182.5	354.8	364.4

Operating Income	38.7	36.4	85.8	71.6
Other Income	3.3	3.3	18.8	7.4
Interest and Other Charges	(14.7)	(15.2)	(29.2)	(29.6)

Income from Continuing Operations Before Income Taxes and Limited Partners’ Interest	27.3	24.5	75.4	49.4
Income Tax Expense	(8.1)	(4.0)	(24.1)	(7.2)
Benefit from Limited Partners’ Interest	2.4	2.5	4.9	2.5

Income from Continuing Operations	21.6	23.0	56.2	44.7
(Loss) Income from Discontinued Operations – Net (Note 8)	(0.1)	0.4	0.3	0.5

Net Income	$21.5	$23.4	$56.5	$45.2

Average Number of Common Shares Outstanding	77.6	76.3	77.4	76.1

Basic Earnings Per Share of Common Stock:
Earnings from Continuing Operations	$0.28	$0.30	$0.73	$0.58
Earnings from Discontinued Operations	—	0.01	—	0.01

Basic Earnings Per Share of Common Stock	$0.28	$0.31	$0.73	$0.59

Diluted Earnings Per Share of Common Stock:
Earnings from Continuing Operations	$0.28	$0.30	$0.73	$0.58
Earnings from Discontinued Operations	—	0.01	—	0.01

Diluted Earnings Per Share of Common Stock	$0.28	$0.31	$0.73	$0.59

Dividends Declared Per Share of Common Stock	$0.25	$0.25	$0.50	$0.50

See notes to condensed consolidated financial statements.

Duquesne Light Holdings, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	(Millions of Dollars)
	June 30, 2005	December 31, 2004
Assets
Current Assets:
Cash and temporary cash investments	$20.6	$62.7
Receivables	118.8	115.5
Other	50.0	42.6

Total Current Assets	189.4	220.8

Long-Term Investments	570.1	579.9

Property, Plant and Equipment:
Property plant and equipment	2,239.0	2,210.4
Less: Accumulated depreciation and amortization	(775.5)	(751.0)

Property, Plant and Equipment – Net	1,463.5	1,459.4

Other Non-Current Assets:
Regulatory assets	293.2	295.1
Other	85.6	77.6

Total Other Non-Current Assets	378.8	372.7

Total Assets	$2,601.8	$2,632.8

Liabilities and Capitalization
Current Liabilities:
Current debt maturities	$0.2	$0.2
Accounts payable	77.6	91.7
Other	111.4	114.9
Discontinued operations	2.6	3.4

Total Current Liabilities	191.8	210.2

Non-Current Liabilities:
Deferred income taxes – net	418.9	408.2
Other	204.6	251.1

Total Non-Current Liabilities	623.5	659.3

Limited partners’ interest	43.1	48.0

Commitments and Contingencies (Note 7)
Capitalization:
Long-term debt	957.9	958.0
Preferred and Preference Stock	147.3	146.9

Common Shareholders’ Equity:
Common stock – no par value (authorized – 187,500,000 shares; issued – 126,929,154 shares)	1,201.6	1,206.7
Retained earnings	581.3	563.6
Treasury stock (at cost) (49,311,339 and 49,927,343 shares)	(1,141.5)	(1,157.3)
Unearned compensation	(2.4)	(2.6)
Accumulated other comprehensive income	(0.8)	—

Total Common Shareholders’ Equity	638.2	610.4

Total Capitalization	1,743.4	1,715.3

Total Liabilities and Capitalization	$2,601.8	$2,632.8

See notes to condensed consolidated financial statements.

Duquesne Light Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	(Millions of Dollars) Six Months Ended June 30,
	2005	2004
Cash Flows from Operating Activities:
Operations	$94.4	$97.0
Other	(33.7)	(6.7)
Changes in working capital other than cash	(48.5)	(17.5)
Discontinued operations	(0.8)	(3.7)

Net Cash Provided from Operating Activities	11.4	69.1

Cash Flows from Investing Activities:
Capital expenditures	(38.9)	(40.7)
Proceeds from disposition of investments	14.5	—
Other	1.4	(0.1)
Discontinued operations	0.9	—

Net Cash Used in Investing Activities	(22.1)	(40.8)

Cash Flows from Financing Activities:
Issuance of long-term debt obligations	—	200.0
Issuance of preferred stock, net	—	73.1
Reductions of long-term debt obligations	—	(154.5)
Dividends on common and preferred stock	(33.4)	(32.8)
Other	2.0	2.9
Discontinued operations	—	(8.2)

Net Cash (Used in) Provided from Financing Activities	(31.4)	80.5

Net (decrease) increase in cash and temporary cash investments	(42.1)	108.8
Cash and temporary cash investments at beginning of period	62.7	33.8

Cash and temporary cash investments at end of period	$20.6	$142.6

Supplemental Cash Flow Information
Cash paid during the period:
Interest (net of amount capitalized)	$23.6	$21.6
Income taxes paid (refunded)	$15.9	$(17.4)

See notes to condensed consolidated financial statements.

Duquesne Light Holdings, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	(Millions of Dollars) Three Months Ended June 30,		(Millions of Dollars) Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$21.5	$23.4	$56.5	$45.2
Other comprehensive loss:
Unrealized holding losses on interest rate hedging instruments, net of tax of $(1.1), $—, $(1.1) and $—	(1.6)	—	(1.6)	—
Unrealized holding gains on cash flow hedging instruments, net of tax of $0.6, $—, $0.6 and $—	0.8	—	0.8	—

Other comprehensive loss	(0.8)	—	(0.8)	—

Comprehensive income	$20.7	$23.4	$55.7	$45.2

See notes to condensed consolidated financial statements.

Duquesne Light Company

Condensed Consolidated Statements of Income (Unaudited)

	(Millions of Dollars)
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Operating Revenues:
Retail sales of electricity	$173.5	$186.9	$352.6	$375.3
Other	16.4	6.9	28.8	13.1

Total Operating Revenues	189.9	193.8	381.4	388.4

Operating Expenses:
Purchased power	87.9	94.0	169.9	188.2
Other operating and maintenance	40.2	33.2	76.4	65.8
Depreciation and amortization	17.5	17.9	35.3	35.9
Taxes other than income taxes	12.0	12.5	24.9	25.7

Total Operating Expenses	157.6	157.6	306.5	315.6

Operating Income	32.3	36.2	74.9	72.8
Other Income	5.3	5.0	11.1	8.9
Interest and Other Charges	(13.2)	(11.2)	(25.6)	(22.4)

Income Before Income Taxes	24.4	30.0	60.4	59.3
Income Tax Expense	9.8	11.7	23.9	23.2

Net Income	14.6	18.3	36.5	36.1
Dividends on Preferred and Preference Stock	2.0	1.8	4.0	2.6

Earnings Available for Common Stock	$12.6	$16.5	$32.5	$33.5

See notes to condensed consolidated financial statements.

Duquesne Light Company

Condensed Consolidated Balance Sheets (Unaudited)

	(Millions of Dollars)
	June 30, 2005	December 31, 2004
Assets
Current Assets:
Investment in DQE Capital cash pool	$102.5	$135.8
Receivables	353.1	350.9
Other	47.9	21.6

Total Current Assets	503.5	508.3

Long-Term Investments	25.1	25.6

Property, Plant and Equipment:
Property, plant and equipment	2,148.4	2,120.8
Less: Accumulated depreciation and amortization	(735.7)	(714.5)

Property, Plant and Equipment – Net	1,412.7	1,406.3

Other Non-Current Assets:
Regulatory assets	293.2	295.1
Other	63.3	57.7

Total Other Non-Current Assets	356.5	352.8

Total Assets	$2,297.8	$2,293.0

Liabilities and Capitalization
Current Liabilities:
Accounts payable	$63.5	$85.7
Payable to affiliates (Note 11)	44.6	4.4
Accrued liabilities	35.1	40.8

Total Current Liabilities	143.2	130.9

Non-Current Liabilities:
Deferred income taxes – net	328.3	323.1
Other	171.9	205.3

Total Non-Current Liabilities	500.2	528.4

Commitments and Contingencies (Note 7)
Capitalization:
Long-term debt	956.5	956.4
Preferred and Preference Stock	146.3	145.9

Common Shareholder’s Equity:
Common stock (authorized – 90,000,000 shares; issued and outstanding – 10 shares)	—	—
Capital surplus	486.4	486.4
Retained earnings	65.5	46.0
Accumulated other comprehensive income	(0.3)	(1.0)

Total Common Stockholder’s Equity	551.6	531.4

Total Capitalization	1,654.4	1,633.7

Total Liabilities and Capitalization	$2,297.8	$2,293.0

See notes to condensed consolidated financial statements.

Duquesne Light Company

Condensed Consolidated Statements of Cash Flows (Unaudited)

	(Millions of Dollars) Six Months Ended June 30,
	2005	2004
Cash Flows from Operating Activities:
Operations	$74.0	$83.5
Other	(32.4)	(7.0)
Changes in working capital other than cash	(38.2)	(42.4)

Net Cash Provided from Operating Activities	3.4	34.1

Cash Flows from Investing Activities:
Investment in DQE Capital cash pool	33.3	(83.0)
Capital expenditures	(37.4)	(40.0)
Other	(0.7)	(1.3)

Net Cash Used in Investing Activities	(4.8)	(124.3)

Cash Flows from Financing Activities:
Issuance of long-term debt obligations	—	200.0
Issuance of preferred stock, net	—	73.1
Reductions of long-term debt obligations	—	(150.0)
Net borrowings under affiliate demand note	25.1	—
Dividends on common and preferred stock	(24.2)	(31.8)
Other	0.5	(1.1)

Net Cash Provided from Financing Activities	1.4	90.2

Net increase (decrease) in cash and temporary cash investments	—	—
Cash and temporary cash investments at beginning of period	—	—

Cash and temporary cash investments at end of period	$—	$—

Supplemental Cash Flow Information
Cash paid during the period:
Interest (net of amount capitalized)	$23.9	$16.3
Income taxes paid	$11.9	$39.5

See notes to condensed consolidated financial statements.

Duquesne Light Company

Consolidated Statements of Comprehensive Income (Unaudited)

	(Millions of Dollars) Three Months Ended June 30,		(Millions of Dollars) Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$14.6	$18.3	$36.5	$36.1
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period, net of tax of $0.3, $(0.1), $(0.1) and $0.5	0.6	(0.1)	(0.1)	0.7
Unrealized holding gains on cash flow hedging instruments, net of tax of $0.6, $—, $0.6 and $—	0.8	—	0.8	—

Other comprehensive income (loss)	1.4	(0.1)	0.7	0.7

Comprehensive income	$16.0	$18.2	$37.2	$36.8

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

DQE Financial Corp. owns, operates and maintains landfill gas collection and processing systems, and is an investment and portfolio management organization focused on structured finance and alternative energy investments.

DQE Communications, LLC owns, operates and maintains a high-speed, fiber optic based network, and leases dark fiber from the network to commercial, industrial and academic customers.

DQE Capital Corporation provides financing to Holdings for use with its affiliates.

Discontinued Operations

During 2003, AquaSource, Inc. (formerly our water resource management subsidiary) completed the sale of its assets, pursuant to agreements entered into in 2002. We sold the propane distribution business of our subsidiary, Pro Am, Inc., in December 2002. (See Note 8.)

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

The interim financial information for the three and six month periods ended June 30, 2005 and 2004 is unaudited and has been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim information. This information does not include all footnotes which would be required for complete annual financial statements in accordance with accounting principles generally accepted in the United States of America.

These statements should be read with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC. The results of operations for the three and six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the full year.

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

Accounting for Conditional Asset Retirement Obligations

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

Earnings Per Share

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share are computed on the basis of the weighted average number of common shares outstanding, plus the effect of the outstanding Employee Stock Ownership Plan shares, Holdings preferred stock, stock options and performance share awards. The treasury stock method is used in computing the dilutive effect of stock options. This method assumes any proceeds obtained upon the exercise of options would be used to purchase common stock at the average market price during the period. The following tables present the numerators and denominators used in computing the diluted earnings per share from continuing operations for Holdings for the three and six months ended June 30, 2005 and 2004.

Diluted Earnings Per Share for the Three Months Ended June 30,

(Millions of Dollars)	2005	2004
Income from continuing operations	$21.6	$23.0
Dilutive effect of:
ESOP dividends	0.3	0.3
Preferred stock dividends	—	0.1

Diluted Earnings from Continuing Operations for Common Stock	$21.9	$23.4

(Millions of Shares)	2005	2004
Basic average shares	77.6	76.3

Dilutive effect of:
ESOP shares	0.8	0.8
Holdings preferred stock	—	0.5
Performance share awards and stock options	0.1	0.6

Diluted average shares	78.5	78.2

Diluted Earnings Per Share from Continuing Operations	$0.28	$0.30

Diluted Earnings Per Share for the Six Months Ended June 30,

(Millions of Dollars)	2005	2004
Income from continuing operations	$56.2	$44.7

Dilutive effect of:
ESOP dividends	0.6	0.6
Preferred stock dividends	—	0.2

Diluted Earnings from Continuing Operations for Common Stock	$56.8	$45.5

(Millions of Shares)	2005	2004
Basic average shares	77.4	76.1

Dilutive effect of:
ESOP shares	0.8	0.8
Holdings preferred stock	—	0.6
Performance share awards and stock options	0.1	0.6

Diluted average shares	78.3	78.1

Diluted Earnings Per Share from Continuing Operations	$0.73	$0.58

2. RATE MATTERS

Effective January 1, 2005, Duquesne Light joined PJM Interconnection (PJM), becoming (along with other electric generation suppliers) a load-serving entity within PJM. In addition, POLR III became effective on that date.

As previously reported, the FERC has issued a series of orders eliminating the regional through and out rates (RTOR) for certain transmission services between the Midwest Independent System Operator (MISO) and PJM effective December 1, 2004. A transitional pricing mechanism called the seams elimination charge adjustment (SECA) has been put in place through March 2006 in order to compensate transmission owners for the estimated revenue lost as a result of the elimination of the RTOR. Total SECA charges for the Duquesne Light zone are expected to be approximately $39 million. Duquesne Light (together with other PJM participants) has filed with the FERC a proposed allocation of SECA charges among load-serving entities within the Duquesne Light zone. Under that proposal, Duquesne Light would be allocated approximately $11 million of the SECA charges. The other load-serving entities in the Duquesne Light zone would be allocated the remainder of such charges. DLE’s allocation of SECA charges will depend on the amount of load it serves; based on current load, DLE’s allocation is expected to be approximately $1.8 million. We continue to pursue all avenues available to us to eliminate or reduce our SECA obligations. On June 17, 2005, Duquesne Light filed a request with the PUC for permission to pass SECA charges through to its POLR customers.

As of June 30, 2005, SECA charges totaling $5.4 million have been recorded by Duquesne Light, and are reflected on the condensed consolidated balance sheets in regulatory assets.

3. RECEIVABLES

The components of receivables for the periods indicated are as follows:

Holdings

	(Millions of Dollars)
	June 30, 2005	December 31, 2004
Electric customers	$69.1	$75.8
Unbilled electric customers	34.3	31.3
Other	32.1	26.5
Less: Allowance for uncollectible accounts	(16.7)	(18.1)

Total	$118.8	$115.5

Duquesne Light

	(Millions of Dollars)
	June 30, 2005	December 31, 2004
Electric customers	$66.3	$75.8
Unbilled electric customers	32.5	31.1
Loan to Holdings	250.0	250.0
Affiliate receivables	5.8	1.8
Other	14.9	10.1
Less: Allowance for uncollectible accounts	(16.4)	(17.9)

Total	$353.1	$350.9

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

The economic value of these contracts under POLR III will be determined by the difference in values between the fixed revenue level we receive from each of the ultimate retail customers and the fully loaded cost of the energy supplied to these customers.

The accounting for these contracts considers the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. Under the terms of the contracts, the majority of the energy purchases are delivered to the Duquesne Light zone as defined by PJM. These purchases qualify for the normal purchase and sale exemption under SFAS No. 133 and are reflected as purchased power expense in the condensed consolidated statements of income at their wholesale price upon delivery to us. As of June 30, 2005, the remaining notional value of these contracts was $454.9 million, including $361.3 million for the contracts that mature in 2006 and 2007.

We also entered into certain purchase contracts that are for delivery to points other than the Duquesne Light zone within PJM. Even though these purchases are for the sole purpose of serving our customers in the Duquesne Light zone, because they are not settled at the Duquesne Light zone, they are recorded in the condensed consolidated financial statements at fair value. Subsequent changes in the fair value of these contracts are recorded currently in earnings using mark-to-market accounting unless certain hedge accounting criteria are met. The remaining notional amount of these contracts as of June 30, 2005, is $204 million, including $166.6 million for the contracts maturing in 2006 and 2007. The above amounts include a contract maturing in 2006 with a notional value of $18.3 million that has been designated as a cash flow hedge. To the extent the hedge is determined to be effective, the changes in the value of this contract are included in the statement of comprehensive income, net of deferred taxes. Amounts recorded in the statement of comprehensive income related to cash flow hedges will be recognized in earnings as the related contract is settled.

During the first six months of 2005, we entered into sales contracts maturing in 2006 and 2007 that are accounted for on a mark-to-market basis. The notional amount of these sales contracts was $156.4 million as of June 30, 2005. These contracts were entered into solely for the purpose of offsetting volatility associated with the mark-to-market accounting for the purchase contracts maturing in 2006 and 2007, as described above. We record the revenue associated with our mark-to-market contracts on a net basis in purchased power expense in our condensed consolidated statements of income.

The following table summarizes the derivative assets and liabilities for the energy contracts included in the condensed consolidated balance sheets for both Holdings and Duquesne Light:

	(Millions of Dollars)
	June 30, 2005	December 31, 2004
Net short-term derivative assets	$6.8	$0.8
Net long-term derivative assets (liabilities)	6.0	(0.7)

Net Derivative Assets	$12.8	$0.1

The change in the net derivative assets, for contracts not accounted for as cash flow hedges, of $11.3 million for the six months ended June 30, 2005, has been recorded in purchased power expense in the condensed consolidated statements of income for both Holdings and Duquesne Light. No amounts have been recorded in the condensed consolidated statements of income for either Holdings or Duquesne Light related to hedge ineffectiveness of energy contracts.

Interest Rate Locks

Included in our financing plan for 2005 is a senior unsecured debt issuance of at least $250 million. In anticipation of the issuance, during the second quarter of 2005, Holdings entered into a series of interest rate lock agreements designated as cash flow hedges under SFAS No. 133. These agreements are to hedge exposure to interest rate fluctuations for $250 million of senior unsecured debt expected to be issued in the second half of 2005. To the extent the hedge is determined to be effective, the changes in the value of these agreements are included in the statement of comprehensive income, net of deferred taxes. Amounts recorded in comprehensive income related to these agreements will be recognized as a component of interest expense in the future. As of June 30, 2005, a short-term derivative liability of $2.7 million is included in the condensed consolidated balance sheet of Holdings. No amounts have been recorded in the Holdings condensed consolidated statements of income related to hedge ineffectiveness of the above interest rate locks.

On February 9, 2005, we entered into an interest-rate lock agreement for $100 million of senior unsecured debt that was originally scheduled to be issued in the first quarter of 2005. The interest-rate lock was designated as a cash flow hedge under SFAS No. 133. Changes in our cash requirements resulted in the postponement of the debt offering. On March 30, 2005, we unwound the interest-rate lock agreement, resulting in a $4.0 million pre-tax gain that was recorded in other income on Holdings condensed consolidated statements of income.

5. DISPOSITIONS

In January 2005, DQE Financial sold its investment in a natural gas operating partnership for $12.7 million and recognized an after-tax gain of $4.6 million.

In the first six months of 2005, DQE Financial received $1.8 million in additional sales proceeds related to the 2004 sale of 50% of its investment in a synthetic fuel partnership. Additional sale proceeds may be received during the remainder of the tax credit period through December 2007.

6. NOTES PAYABLE AND LONG-TERM DEBT

As of June 30, 2005, no amounts were outstanding under either the Holdings or Duquesne Light revolving credit facility.

In May 2004, Duquesne Light issued $200 million of 5.7% first mortgage bonds (due 2014).

On May 21, March 3, and January 26, 2004, Duquesne Capital redeemed $75 million, $25 million, and $50 million principal amounts of its Monthly Income Preferred Securities, Series A (MIPS). Pursuant to the terms of the MIPS, Duquesne Light simultaneously redeemed $75.8 million, $25.3 million and $50.4 million of its Subordinated Debentures.

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

7. COMMITMENTS AND CONTINGENCIES

Guarantees

As part of DQE Financial’s investment portfolio in seven affordable housing funds, we have received fees in exchange for guaranteeing a minimum defined yield to unrelated investors. We entered into these transactions between 1995 and 1999 because of the attractive risk/reward characteristics available to guarantors. The guarantee period will expire by 2015. In the event the underlying affordable housing properties do not generate the necessary minimum yield during the guarantee period, we will make cash payments necessary to achieve the minimum yield. The original amount guaranteed was approximately $250 million, and has declined as investors have earned the guaranteed returns. We estimate the maximum potential amount of undiscounted future payments that we could be required to make under the guarantees if the investors earn no future returns was $42.8 million as of June 30, 2005.

In connection with the sale of six synthetic fuel facilities in 2000 by our indirect subsidiary, Duquesne Energy, Inc., we agreed to guarantee our subsidiary’s obligations and liabilities to the third party purchaser under the purchase agreement, including our subsidiary’s indemnification obligations against breaches of warranties, representations and covenants contained therein. The guarantee generally extends up to six years or otherwise as provided under the applicable statute of limitations, based on the expiration of the underlying representations, warranties and covenants. We have determined our exposure to be limited, as both legal and factual representations and warranties have been primarily limited to matters within the control and knowledge of our subsidiary. As such, no liability has been recorded on the condensed consolidated balance sheets. In connection with an Internal Revenue Service (IRS) audit for the years 1998 through 2002 described in this footnote below under the subheading “Income Taxes”, in July 2005 the IRS issued a Notice of Proposed Adjustment in which its field auditors asserted that five of the six synthetic fuel facilities sold in 2000 were not placed in service by the required June 30, 1998 date and, therefore, the Section 29 tax credits for those five facilities should be disallowed.

We do not agree with the IRS’ position and will vigorously defend our position that the synthetic fuel facilities were placed in service by June 30, 1998.

In addition, Holdings has backed certain limited obligations during a long-term contract held by a subsidiary with a $1.5 million payment guarantee that has not been recorded as a liability on the condensed consolidated balance sheets. We do not believe these guarantees will have any material impact on our results of operations, financial position or cash flows.

Holdings has guaranteed portions of the obligations of Duquesne Power under its energy commodity contracts in order to use Holdings’ stronger credit profile to obtain better pricing and contract terms for Duquesne Power. In general, if Duquesne Power is required to make a payment under these contracts and fails to do so, Holdings would be required to make such payment. The notional value of the contracts (and consequently the guarantee amounts) changes as additional energy commodities are bought or sold, and as Duquesne Power pays for its energy commodity deliveries. As of June 30, 2005, the maximum amount of Holdings’ payment guarantee related to the purchase and capacity obligations totals $543.5 million, or 79.5%, of the total remaining notional value under these contracts. In addition, Holdings guarantees Duquesne Power’s obligations to deliver energy under the energy sales contracts, to the extent that Duquesne Power would be obligated to compensate the counterparty for the difference in the counterparty’s cost to procure the energy and the contract price. As of June 30, 2005, no guarantee amount has been recorded as a liability on the condensed consolidated balance sheets. In addition, Holdings posts mark-to-market collateral on behalf of Duquesne Power as needed under the energy commodity contracts. As of June 30, 2005, no collateral was outstanding.

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

Income Taxes

The IRS has audited all federal corporate tax returns for the years through 1997 and these years are closed. As a result of this audit, the balance, including interest due to the IRS, of $52.3 million and $50.9 million as of June 30, 2005 and December 31, 2004, is included in other current liabilities on our condensed consolidated balance sheets.

The IRS is currently auditing the 1998 through 2002 tax years. During that period, one of our subsidiaries constructed and operated six synthetic fuel facilities, which were subsequently sold in the year 2000 to a third party, as described more fully in this footnote above under the subheading “Guarantees”. Duquesne Energy Solutions currently operates these facilities under an agreement with the third party purchaser. In July 2005 the IRS issued a Notice of Proposed Adjustment in which it determined that five of these six facilities were not placed in service by the required June 30, 1998 date and, therefore, the Section 29 tax credits for these five facilities should be disallowed. As discussed above, we do not agree with the IRS’ position. We cannot predict when this issue will ultimately be resolved. We claimed approximately $6.5 million of Section 29 tax credits relating to the ownership of these five synthetic fuel facilities prior to their sale in 2000.

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

It is not possible to predict if, when, or to what extent any state income tax adjustments ultimately proposed for the period 1999 through 2004 will be sustained. Duquesne Light does not believe that the ultimate resolution of its state tax issue for the years 1999 through 2004 will have a material adverse effect on its financial position or results of operation. However, the resolution, depending on the extent and timing thereof, could have a material adverse effect on cash flows for the period in which they are paid.

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

Employees

Duquesne Light is a party to a labor contract with the International Brotherhood of Electrical Workers, which represents more than 70% of Duquesne Light’s approximately 1,400 employees. This contract was recently renegotiated, and expires in September 2010.

Legal Proceedings

Shareholder Class Action. In April 2005, we agreed in principle to settle all claims of the class and sub-class. A settlement agreement has been executed, subject to court approval. We expect the settlement to be covered in full by our insurance.

Possible Phase-out of Section 29 Tax Credits

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

Section 29 tax credits are subject to a phase-out provision that could reduce tax credits as the average annual wellhead price per barrel of domestic crude oil increases into an inflation-adjusted phase-out range. For 2004, the tax credit would have begun to phase-out if the annual average wellhead price of domestic crude oil exceeded $51.35 per barrel and would have been completely phased out if the annual average wellhead price of domestic crude oil exceeded $64.47 per barrel.

The 2005 phase-out range will be calculated using inflation rates published in 2006 by the IRS. We estimate that for 2005 the tax credits will begin to phase out if the annual average wellhead price of domestic crude oil exceeds $52 per barrel and will completely phase out if that price reaches $66 per barrel. For the six months ended June 30, 2005, the estimated average wellhead price was approximately $46 per barrel. Based on both the average wellhead price to date and current futures prices for the remaining months of 2005, we estimate that there will not be a phase-out of tax credits in 2005.

Absent any efforts to mitigate market price exposure, if domestic crude oil prices increase further in 2005 and continue to stay at a high level in 2006 and/or 2007, tax credits and net income may be reduced substantially due to the phase-out. Based on our evaluation, as of June 30, 2005, we have thus far determined not to enter into hedging arrangements to reduce this exposure.

During the first six months of 2005, we recorded $10.2 million of Section 29 tax credits on Holdings condensed consolidated statement of income. In addition, as of June 30, 2005, we have certain tangible and intangible assets related to DQE Financial’s landfill gas operations with a net book value of approximately $10 million that may become impaired if domestic crude oil prices continue to increase in the future. As of June 30, 2005, we have no net book value related to synthetic fuel assets or investments.

Discontinued Operations

As part of the sale of AquaSource, we retained certain obligations related to the business that was sold to Aqua America, Inc., including responsibility for certain existing litigation matters as well as a 10-year indemnity for certain pre-closing environmental claims. We purchased an environmental liability policy to mitigate this indemnity. We also had a maximum three-year indemnity obligation for certain other pre-closing liabilities that was originally limited by a $15 million indemnity cap. Because Aqua America had not made the minimum required threshold of indemnification requests during the first year after closing, this indemnity obligation was reduced to a $7.5 million cap over a two year period. We have notified Aqua America that with the passage of the second anniversary of the closing of the transaction, the indemnification has terminated, and no further claims can be made under the indemnity obligation. Based on the closing of the indemnification period and information relating to indemnification requests made to date, it does not appear that our ultimate liability to Aqua America under the indemnity obligation will have a material impact on Holdings’ earnings or cash flow.

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

In March 2005, we received $0.9 million in cash as final settlement on the sale of Pro Am.

The following tables summarize income statement data from discontinued operations:

	(Millions of Dollars) Three Months Ended June 30,
	2005	2004
Revenues	$—	$—

Operating Results, net of tax of $— and $0.3	$—	$(0.2)
(Loss) gain from sale of Discontinued Operations, net of tax of $— and $0.4	(0.1)	0.6

(Loss) income from Discontinued Operations	$(0.1)	$0.4

	(Millions of Dollars) Six Months Ended June 30,
	2005	2004
Revenues	$—	$—

Operating Results, net of tax of $— and $0.3	$—	$(0.2)
Gain from sale of Discontinued Operations, net of tax of $0.2 and $0.4	0.3	0.7

Income from Discontinued Operations	$0.3	$0.5

9. PENSION AND POSTRETIREMENT BENEFITS

The following tables summarize the components of net periodic pension benefit cost:

	(Millions of Dollars) Three Months Ended June 30,
	2005	2004
Service cost	$2.3	$2.0
Interest cost	10.5	10.6
Expected return on plan assets	(13.8)	(13.0)
Amortization of unrecognized net transition obligation	—	0.2
Amortization of prior service cost	0.8	0.9
Amortization of actuarial gain	—	(0.2)

Net periodic pension benefit (gain) cost	$(0.2)	$0.5

	(Millions of Dollars) Six Months Ended June 30,
	2005	2004
Service cost	$4.6	$4.0
Interest cost	21.0	21.2
Expected return on plan assets	(27.6)	(26.0)
Amortization of unrecognized net transition obligation	—	0.4
Amortization of prior service cost	1.6	1.8
Amortization of actuarial gain	—	(0.4)

Net periodic pension benefit (gain) cost	$(0.4)	$1.0

In January 2005, Duquesne Light met its obligation, pursuant to the January 2001 PUC Order regarding Duquesne Light’s final generation asset sale proceeds accounting, by contributing $32.1 million to the pension plans. As of June 30, 2005, we do not anticipate being required to contribute any additional amounts to fund the pension plan in 2005.

The following tables summarize the components of net periodic postretirement benefit cost:

	(Millions of Dollars) Three Months Ended June 30,
	2005	2004
Service cost	$0.3	$0.3
Interest cost	1.3	0.8
Amortization of unrecognized net transition obligation	0.2	0.2
Amortization of prior service cost	0.2	0.2

Net periodic postretirement benefit cost	$2.0	$1.5

	(Millions of Dollars) Six Months Ended June 30,
	2005	2004
Service cost	$0.6	$0.6
Interest cost	2.1	1.6
Amortization of unrecognized net transition obligation	0.4	0.4
Amortization of prior service cost	0.4	0.3

Net periodic postretirement benefit cost	$3.5	$2.9

10. PREFERRED AND PREFERENCE STOCK

In April 2004, Duquesne Light issued 1.5 million shares of 6.5% non-convertible preferred stock ($50 par and liquidation value), receiving net proceeds of approximately $73 million.

11. PAYABLE TO AFFILIATES

In the first quarter of 2005, Duquesne Power entered into a demand note with Holdings for general working capital purposes. The note bears a market rate of interest. Under the terms of the note, Duquesne Power can have outstanding up to $60 million from Holdings. As of June 30, 2005, Duquesne Power had $25.1 million outstanding under the demand note, which was included in payable to affiliates on Duquesne Light’s condensed consolidated balance sheet.

Duquesne Light participates in a tax sharing arrangement with Holdings to provide, among other things, for the payment of taxes for periods during which Holdings and Duquesne Light are included in the same consolidated group for federal tax purposes. Duquesne Light shares in the consolidated tax liability to the extent of its income or loss for the year. As of June 30, 2005 and December 31, 2004, Duquesne Light’s tax liability to Holdings under this arrangement was $12.3 million and $(2.6) million and was included in payable to affiliates on Duquesne Light’s condensed consolidated balance sheets.

12. BUSINESS SEGMENTS AND RELATED INFORMATION

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

Duquesne Light Company

Business Segments for the Three Months Ended June 30, 2005

	(Millions of Dollars)
	Electricity Delivery	Duquesne Light Supply	CTC	Consolidated
Operating revenues	$82.8	$105.4	$1.7	$189.9
Operating expenses	45.4	94.6	0.1	140.1
Depreciation and amortization expense	15.9	—	1.6	17.5

Operating income	21.5	10.8	—	32.3
Other income	5.0	0.3	—	5.3
Interest and other charges	12.8	0.4	—	13.2

Income before income taxes	13.7	10.7	—	24.4
Income tax expense	5.4	4.4	—	9.8

Net Income	8.3	6.3	—	14.6
Dividends on preferred and preference stock	2.0	—	—	2.0

Earnings available for common stock	$6.3	$6.3	$—	$12.6

Assets	$2,275.2	$21.7	$0.9	$2,297.8

Capital expenditures	$21.2	$—	$—	$21.2

Business Segments for the Three Months Ended June 30, 2004

	(Millions of Dollars)
	Electricity Delivery	Duquesne Light Supply	CTC	Consolidated
Operating revenues	$84.2	$107.1	$2.5	$193.8
Operating expenses	40.9	98.7	0.1	139.7
Depreciation and amortization expense	15.6	—	2.3	17.9

Operating income	27.7	8.4	0.1	36.2
Other income	5.0	—	—	5.0
Interest and other charges	11.2	—	—	11.2

Income before income taxes	21.5	8.4	0.1	30.0
Income tax expense	8.2	3.4	0.1	11.7

Net Income	13.3	5.0	—	18.3
Dividends on preferred and preference stock	1.8	—	—	1.8

Earnings available for common stock	$11.5	$5.0	$—	$16.5

Assets (a)	$2,287.1	$1.2	$4.7	$2,293.0

Capital expenditures	$21.1	$—	$—	$21.1

(a)	Relates to assets as of December 31, 2004.

Duquesne Light Company

Business Segments for the Six Months Ended June 30, 2005

	(Millions of Dollars)
	Electricity Delivery	Duquesne Light Supply	CTC	Consolidated
Operating revenues	$163.0	$214.3	$4.1	$381.4
Operating expenses	87.2	183.8	0.2	271.2
Depreciation and amortization expense	31.5	—	3.8	35.3

Operating income	44.3	30.5	0.1	74.9
Other income	10.8	0.3	—	11.1
Interest and other charges	24.9	0.7	—	25.6

Income before income taxes	30.2	30.1	0.1	60.4
Income tax expense	11.4	12.5	—	23.9

Net Income	18.8	17.6	0.1	36.5
Dividends on preferred and preference stock	4.0	—	—	4.0

Earnings available for common stock	$14.8	$17.6	$0.1	$32.5

Capital expenditures	$37.4	$—	$—	$37.4

Business Segments for the Six Months Ended June 30, 2004

	(Millions of Dollars)
	Electricity Delivery	Duquesne Light Supply	CTC	Consolidated
Operating revenues	$168.4	$214.7	$5.3	$388.4
Operating expenses	82.0	197.5	0.2	279.7
Depreciation and amortization expense	31.0	—	4.9	35.9

Operating income	55.4	17.2	0.2	72.8
Other income	8.9	—	—	8.9
Interest and other charges	22.4	—	—	22.4

Income before income taxes	41.9	17.2	0.2	59.3
Income tax expense	16.0	7.1	0.1	23.2

Net Income	25.9	10.1	0.1	36.1
Dividends on preferred and preference stock	2.6	—	—	2.6

Earnings available for common stock	$23.3	$10.1	$0.1	$33.5

Capital expenditures	$40.0	$—	$—	$40.0

Duquesne Light Holdings

Business Segments for the Three Months Ended June 30, 2005

	(Millions of Dollars)
	Electricity Delivery	Electricity Supply	CTC	Energy Solutions	Financial	Communications	All Other	Eliminations	Consolidated
Operating revenues	$82.8	$107.0	$1.7	$17.1	$11.7	$2.4	$—	$(0.8)	$221.9
Operating expenses	45.4	96.2	0.1	6.7	12.1	0.9	2.3	(0.8)	162.9
Depreciation and amortization expense	15.9	—	1.6	0.5	1.6	0.5	0.2	—	20.3

Operating income (loss)	21.5	10.8	—	9.9	(2.0)	1.0	(2.5)	—	38.7
Other income	5.0	0.4	—	0.2	2.2	0.1	0.5	(5.1)	3.3
Interest and other charges	14.8	0.4	—	—	—	—	4.5	(5.0)	14.7
Benefit from limited partners’ interest	—	—	—	—	2.4	—	—	—	2.4

Income (loss) before income taxes	11.7	10.8	—	10.1	2.6	1.1	(6.5)	(0.1)	29.7
Income tax expense (benefit)	5.4	4.5	—	3.8	(4.5)	0.5	(1.6)	—	8.1

Income (loss) from continuing operations	$6.3	$6.3	$—	$6.3	$7.1	$0.6	$(4.9)	$(0.1)	$21.6

Assets	$1,900.4	$21.8	$0.9	$31.7	$594.8	$29.2	$23.0	$—	$2,601.8

Capital expenditures	$21.2	$—	$—	$—	$—	$1.0	$—	$—	$22.2

Business Segments for the Three Months Ended June 30, 2004

	(Millions of Dollars)
	Electricity Delivery	Electricity Supply	CTC	Energy Solutions	Financial	Communications	All Other	Eliminations	Consolidated
Operating revenues	$84.2	$107.1	$2.5	$16.1	$7.5	$1.8	$—	$(0.3)	$218.9
Operating expenses	40.9	98.7	0.1	7.7	10.5	0.7	3.5	(0.3)	161.8
Depreciation and amortization expense	15.6	—	2.3	0.7	1.5	0.4	0.2	—	20.7

Operating income (loss)	27.7	8.4	0.1	7.7	(4.5)	0.7	(3.7)	—	36.4
Other income	5.0	—	—	0.4	1.5	—	0.3	(3.9)	3.3
Interest and other charges	13.0	—	—	—	—	—	6.1	(3.9)	15.2
Benefit from limited partners’ interest	—	—	—	—	2.5	—	—	—	2.5

Income (loss) before income taxes	19.7	8.4	0.1	8.1	(0.5)	0.7	(9.5)	—	27.0
Income tax expense (benefit)	8.2	3.4	0.1	2.8	(7.3)	0.3	(3.5)	—	4.0

Income (loss) from continuing operations	$11.5	$5.0	$—	$5.3	$6.8	$0.4	$(6.0)	$—	$23.0

Assets (a)	$1,879.5	$1.1	$4.7	$32.6	$604.4	$28.6	$81.9	$—	$2,632.8

Capital expenditures	$21.1	$—	$—	$—	$—	$0.5	$—	$—	$21.6

(a)	Relates to assets as of December 31, 2004.

Duquesne Light Holdings

Business Segments for the Six Months Ended June 30, 2005

	(Millions of Dollars)
	Electricity Delivery	Electricity Supply	CTC	Energy Solutions	Financial	Communications	All Other	Eliminations	Consolidated
Operating revenues	$163.0	$217.2	$4.1	$32.2	$21.0	$4.7	$—	$(1.6)	$440.6
Operating expenses	87.2	186.8	0.2	14.8	21.7	1.8	3.1	(1.6)	314.0
Depreciation and amortization expense	31.5	—	3.8	0.9	3.2	1.0	0.4	—	40.8

Operating income (loss)	44.3	30.4	0.1	16.5	(3.9)	1.9	(3.5)	—	85.8
Other income	10.8	0.4	—	0.1	11.9	0.1	5.1	(9.6)	18.8
Interest and other charges	28.9	0.7	—	—	—	—	8.8	(9.2)	29.2
Benefit from limited partners’ interest	—	—	—	—	4.9	—	—	—	4.9

Income (loss) before income taxes	26.2	30.1	0.1	16.6	12.9	2.0	(7.2)	(0.4)	80.3
Income tax expense (benefit)	11.4	12.5	—	6.2	(5.9)	0.8	(0.9)	—	24.1

Income (loss) from continuing operations	$14.8	$17.6	$0.1	$10.4	$18.8	$1.2	$(6.3)	$(0.4)	$56.2

Capital expenditures	$37.4	$—	$—	$—	$0.1	$1.4	$—	$—	$38.9

Business Segments for the Six Months Ended June 30, 2004

	(Millions of Dollars)
	Electricity Delivery	Electricity Supply	CTC	Energy Solutions	Financial	Communications	All Other	Eliminations	Consolidated
Operating revenues	$168.4	$214.7	$5.3	$29.8	$14.7	$3.7	$—	$(0.6)	$436.0
Operating expenses	82.0	197.5	0.2	15.1	20.5	1.5	7.1	(0.6)	323.3
Depreciation and amortization expense	31.0	—	4.9	1.1	2.8	0.9	0.4	—	41.1

Operating income (loss)	55.4	17.2	0.2	13.6	(8.6)	1.3	(7.5)	—	71.6
Other income	8.9	—	—	0.8	4.8	—	0.5	(7.6)	7.4
Interest and other charges	25.0	—	—	—	0.1	—	12.1	(7.6)	29.6
Benefit from limited partners’ interest	—	—	—	—	2.5	—	—	—	2.5

Income (loss) before income taxes	39.3	17.2	0.2	14.4	(1.4)	1.3	(19.1)	—	51.9
Income tax expense (benefit)	16.0	7.1	0.1	5.1	(15.1)	0.6	(6.6)	—	7.2

Income (loss) from continuing operations	$23.3	$10.1	$0.1	$9.3	$13.7	$0.7	$(12.5)	$—	$44.7

Capital expenditures	$40.0	$—	$—	$—	$—	$0.7	$—	$—	$40.7

13. SUBSEQUENT EVENTS

On July 27, 2005, both Holdings and Duquesne Light extended the maturity date of their existing revolving credit facilities from September 2007 to July 2010. In addition, Holdings’ credit facility was increased from $175 million to $200 million.

In early August, Holdings borrowed $50 million under its credit facility and deposited the proceeds into the DQE Capital Cash Pool. During this same time period, Duquesne Light withdrew $52 million of its deposits from the DQE Capital Cash Pool to purchase at par upon mandatory tender $34 million and $18 million of Pollution Control Revenue Bonds (PCRBs) pursuant to notices issued on July 14, 2005.

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

DQE Financial Corp. owns, operates and maintains landfill gas collection and processing systems, and is an investment and portfolio management organization focused on structured finance and alternative energy investments. Effective November 2004, DQE Financial became the sole owner of Waste Energy Technology, LLC (WET), a landfill gas engineering, design, construction and operations firm.

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

Section 29 Tax Credits

In connection with the sale of six synthetic fuel facilities in 2000 by our indirect subsidiary, Duquesne Energy, Inc., we agreed to guarantee our subsidiary’s obligations and liabilities to the third party purchaser under the purchase agreement, including our subsidiary’s indemnification obligations against breaches of warranties, representations and covenants contained therein. The guarantee generally extends up to six years or otherwise as provided under the applicable statute of limitations, based on the expiration of the underlying representations, warranties and covenants. We have determined our exposure to be limited, as both legal and factual representations and warranties have been primarily limited to matters within the control and knowledge of our subsidiary. As such, no liability has been recorded on the condensed consolidated balance sheets. In connection with an Internal Revenue Service (IRS) audit for the years 1998 through 2002, in July 2005 the IRS issued a Notice of Proposed Adjustment in which its field auditors asserted that five of the six synthetic fuel facilities sold in 2000 were not placed in service by the required June 30, 1998 date and, therefore, the Section 29 tax credits for these five facilities should be disallowed for the current owner and us.

Duquesne Energy Solutions currently operates these facilities under an agreement with the third party owner. The third party owner claims Section 29 tax credits with regard to the production of the synthetic fuel. We previously claimed approximately $6.5 million of Section 29 tax credits relating to the ownership of these five synthetic fuel facilities prior to their sale in 2000. Both the third party owner and we disagree with the IRS’ position, and we will vigorously defend our respective positions that the synthetic fuel facilities were properly placed in service by June 30, 1998. We are currently considering resolution of this matter by seeking technical advice from the IRS’ National Office, pursuing an administrative appeal and/or litigating the matter. We believe that the tax credits for the years we owned the facilities, as well as for all of the years the current owner is otherwise eligible to claim the credits, will eventually be allowed. This belief is based on our understanding of the relevant facts, and our understanding that another taxpayer recently announced that it received from the IRS National Office a favorable technical advice memorandum regarding the placed in service date of its synthetic fuel facilities after disputing this issue with the field agents auditing its tax returns. We cannot predict the timing or the nature of the ultimate outcome of this process. It could take a number of years before it is ultimately resolved. In the meantime, we continue to operate all of these facilities for the owner.

Should the third party owner reduce or terminate operation of the synthetic fuel facilities for whatever reason, our earnings and revenues from operating and maintaining the facilities would also be reduced or terminated.

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

Critical Accounting Policies

As of June 30, 2005, there have been no significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2004 except as discussed below. The policies disclosed included the accounting for: the effects of regulation, unbilled electricity revenues, impairment of long-lived assets and investments, pension and other postretirement benefit plan assumptions, income taxes, derivative instruments and contingent liabilities.

We have expanded our policy concerning derivative instruments to include the accounting for revenue associated with the settlement of our mark-to-market energy contracts and for derivative instruments that qualify for hedge accounting.

Beginning January 1, 2005, we record the revenue associated with our mark-to-market contracts on a net basis in purchased power expense in our condensed consolidated statements of income in accordance with the Emerging Issues Task Force No. 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent”.

When a derivative instrument is entered into management also determines if the derivative qualifies as either a cash flow hedge (a hedge of variable cash flows of a single transaction or a group of similar transactions) or as a fair value hedge (a hedge of the fair value of specific assets and liabilities or specific firm commitments), in accordance with Statement of Financial Accounting Standards (SFAS) No. 133. This process includes formally documenting (i) the hedging relationships and its risk-management objective and strategy for undertaking the hedge transactions, (ii) the hedging instrument, (iii) the hedged item or transaction, (iv) the nature of the risk being hedged, (v) how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and (vi) a description of the method of measuring ineffectiveness. Management also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows or fair values of hedged items.

Changes in the fair value of a derivative designated as a cash flow hedge that is determined to be highly effective are recorded in the statement of comprehensive income, net of tax, and are recognized in earnings over the life of the hedged item. The ineffective portion of the change in fair value of a derivative instrument that qualifies as a cash flow hedge is recognized currently in earnings. Changes in the fair value of a derivative designated as a fair value hedge that is determined to be highly effective, along with the corresponding gain or loss on the hedged item, are recognized currently in earnings.

When it is determined that a derivative has ceased to be a highly effective hedge, hedge accounting is discontinued prospectively. When hedge accounting is discontinued for cash flow hedges, the derivative asset or liability remains on the condensed consolidated balance sheet at its fair value, and gains and losses that were in accumulated other comprehensive income are recognized immediately in earnings. When hedge accounting is discontinued for fair value hedges, the derivative asset or liability remains on the condensed consolidated balance sheet at its fair value and the hedged asset or liability is no longer adjusted for changes in its fair value.

Proposed Accounting Standards

In July 2005 the Financial Accounting Standards Board (FASB) issued proposed FASB Staff Position No. 13-a “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (FSP No. 13-a). The proposed changes included in FSP No. 13-a are not yet in effect, but if issued in their current form, would be effective as of the end of the first fiscal year ending after December 15, 2005. As the December 2003 settlement with the IRS regarding DQE Financial’s structured lease and other similar investments modified our tax benefits under these leases, this proposed staff position, if issued in its current form, would apply to Holdings and be effective as of December 31, 2005. This proposed staff position requires recognition of the modified tax benefits from the inception of the leases, and as a result, upon adoption of this standard, Holdings would record an after-tax, cumulative effect charge of approximately $90 to $95 million as of December 31, 2005. We previously disclosed that the earnings volatility of the lease investments was removed as a result of the settlement with the IRS, and the revised earnings of $3 million to $4 million annually would be realized over the remaining lives of these leases. After adopting this staff position, the amount of the cumulative effect charge initially recorded would be recognized as additional lease earnings, beginning in 2006, over the remaining lives of these leases, which range from 7 to 18 years. Our current and future cash flows would be unaffected by the adoption of this proposed FASB Staff Position.

In July 2005 the FASB issued an exposure draft of a proposed interpretation of FASB Statement No. 109 “Accounting for Uncertain Tax Positions”. The proposed changes are not yet in effect, but if issued in their current form, would be effective as of the end of the first fiscal year ending after December 15, 2005. We currently have certain tax disputes and are under audit by both the Commonwealth of Pennsylvania and the IRS, as outlined in Note 7 to the condensed consolidated financial statements. This proposed interpretation, if issued in its current form, would apply to both Holdings and Duquesne Light; be effective as of December 31, 2005; and require recognition of a cumulative effect upon adoption. We are currently evaluating the overall impact of this proposed interpretation on both Holdings’ and Duquesne Light’s financial statements.

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

•	Cash flow, earnings, earnings growth, capitalization, capital expenditures and dividends will depend on the performance of Holdings’ subsidiaries, and board policy.

•	Demand for and pricing of electricity and landfill gas, changing market conditions, and weather conditions could affect earnings levels.

•	Duquesne Light’s earnings will be affected by the number of customers who choose to receive electric generation through POLR III, by our ability to negotiate appropriate terms with suitable generation suppliers, and by the performance of these suppliers.

•	Projected POLR supply requirements will depend on POLR customer retention, which in turn may depend on market generation prices, as well as the marketing efforts of competing generation suppliers.

•	Transmission and distribution rate base and earnings will depend on the ultimate structure of our rate cases, which in turn will be subject to PUC and FERC review and approval. Earnings will also be affected by rate base, equity and allowed return levels.

•	Regional transmission organization (RTO) rules and FERC-mandated transmission charges could affect earnings.

•	Changes in electric energy prices could affect earnings as the recorded value of our mark-to-market energy commodity contracts fluctuates.

•	The amount and timing of any debt reduction or refinancing will depend on the availability of cash flows and appropriate replacement or refinancing vehicles.

•	The amount and timing of any securities issuance (debt or equity) will depend on financial market performance.

•	The credit ratings received from the rating agencies could affect the cost of borrowing, access to capital markets and liquidity.

•	Customer energy demand, fuel costs and plant operations could affect Duquesne Energy Solutions’ earnings.

•	Competition, operating costs and gas prices could affect earnings and expansion plans in our landfill gas business.

•	The outcome of the shareholder litigation initiated against Holdings may affect performance.

•	Earnings with respect to synthetic fuel operations, landfill gas and affordable housing investments will depend, in part, on the continued availability of, and compliance with the requirements for, applicable federal tax credits. The availability of synthetic fuel and landfill gas tax credits depends in part on the average well-head price per barrel of domestic crude oil.

•	Demand for dark fiber will affect DQE Communications’ earnings.

•	The final resolution of proposed adjustments regarding state income tax liabilities (which could depend on negotiations with the appropriate authorities) could affect financial position, earnings, and cash flows.

•	Overall performance by Holdings and its affiliates could be affected by economic, competitive, regulatory, governmental and technological factors affecting operations, markets, products, services and prices, as well as the factors discussed in Holdings’ SEC filings made to date.

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

Note 12 to the condensed consolidated financial statements shows the financial results of each principal business segment in tabular form. Following is a discussion of these results. Unless otherwise stated, the terms “earnings” and “loss” used in the following discussion refer to after-tax amounts.

Significant Changes in the Supply Business

The factors impacting the Duquesne Light supply business segment have significantly changed when compared to prior periods. From the time that Duquesne Light sold its generation assets in April 2000 through December 31, 2004, the default energy supply requirement for all customers had been met through a full requirements contract with one supplier. From the time that Duquesne Light completed its stranded cost recovery – different by each rate class, but generally during the 2002 to 2003 time period – Duquesne Light had earned a margin on each megawatt-hour (MWh) supplied.

Effective January 1, 2005, residential and small commercial customers remaining on POLR service saw an average increase of 11.5% above their POLR II generation rates, reflecting the increase in market energy prices in the time since the POLR II rates were established. Despite this increase in rates, residential and small commercial customer retention has increased to 75% in the first half of 2005 compared to 73% in the first half of 2004.

Also effective January 1, 2005, Duquesne Light is meeting its POLR III energy supply requirements for residential and small commercial customers through Duquesne Power’s portfolio of energy and capacity supply contracts with multiple investment-grade counter-parties as well as through interactions with PJM Interconnection (PJM). This change in energy supply strategy is designed to provide the opportunity to earn a larger margin in the supply business. While taking on increased commodity price risk, we have decreased our supplier credit/default risk. The increased commodity price risk has been managed at a prudent level through the portfolio of energy commodity contracts. Although all of the energy purchases are for the sole purpose of serving our customers, some of the contracts are accounted for on a mark-to-market basis, with changes in the fair value of these contracts recorded currently in earnings in 2005.

While previously Duquesne Light’s margin on residential and small commercial customers was a fixed dollar amount per MWh, beginning in 2005 the earnings have an element of seasonality. Revenues per MWh, while fixed on an annual basis through 2007, are lowest in the first and fourth quarters reflecting the discount rate offered to electric heating customers in the November through April heating season. The revenues per MWh are then higher in the remaining months. Similarly, costs per MWh are expected to have a seasonal element, being higher in the first and third quarters reflecting the peak energy consumption in the heating and cooling seasons. As a result, margins on residential and small commercial customer energy supply are anticipated to be higher in the second and fourth quarters.

For large business customers, effective January 1, 2005, the POLR energy supply product is a fluctuating hourly-priced service. Additionally, for a limited time, Duquesne Light offers a fixed-price service whose rate has increased by an average of more than 20% reflecting the results of a competitive wholesale request-for-proposal conducted in the fall of 2004. Duquesne Light continues to meet its POLR energy supply requirement for large customers through interactions with PJM and with full requirements contracts, now with two investment-grade suppliers. Because of the volatility of hourly-priced POLR service and the increase in the fixed-price rates, POLR retention for large commercial and industrial customers has decreased from 62% in the first six months of 2004 to 28% in the first six months of 2005. It is anticipated that the POLR retention rate will continue to decline throughout 2005.

Under the POLR II arrangement that ended December 31, 2004, Duquesne Light earned a margin on each MWh sold to its large commercial and industrial customers. During the three and six months ended June 30, 2004, Duquesne Light earned net income of $1.2 million and $2.5 million in the supply business related to sales to its large commercial and industrial customers. Under the POLR III arrangement that became effective January 1, 2005, Duquesne Light no longer earns a margin in the supply business on these sales.

In response to the change in large customer POLR service, DLE has begun to offer competitive electric generation (EGS) service to customers in the Duquesne Light service territory. The DLE supply requirements are managed together with the Duquesne Light residential and small commercial customer POLR III supply requirements by Duquesne Power.

Overall Performance

Three months ended June 30, 2005. Our net income was $21.5 million, or $0.28 basic earnings per share in the second quarter of 2005, compared to $23.4 million, or $0.31 basic earnings per share, in the second quarter of 2004. The average shares outstanding increased 1.3 million, or 1.7%, compared to 2004.

Our income from continuing operations was $21.6 million, or $0.28 basic earnings per share, in the second quarter of 2005, compared to $23.0 million, or $0.30 basic earnings per share, in the second quarter of 2004. The decrease of $1.4 million is primarily due to a $3.9 million decrease in earnings at Duquesne Light, discussed below, partially offset by the elimination of $1.2 million of after-tax interest costs at DQE Capital Corporation related to the $100 million of long-term debt redeemed in the fourth quarter of 2004, and a $1.0 million increase in earnings from the Energy Solutions business segment primarily from the synthetic fuel facilities management contract.

Duquesne Light’s earnings available for common stock were $12.6 million in the second quarter of 2005, compared to $16.5 million in the second quarter of 2004, a decrease of $3.9 million, or 23.6%. This was primarily due to a $5.2 million decrease in earnings from the electricity delivery business segment, primarily as a result of increased operating expenses and interest and other charges, as compared to the second quarter of 2004. This decrease was partially offset by a $1.3 million increase in earnings from Duquesne Light’s electricity supply business segment. This increase includes a $3.0 million increase in earnings primarily due to the higher margin earned as a result of the change in the energy supply strategy beginning January 1, 2005, partially offset by a $1.7 million after-tax reduction in earnings as a result of a decline in the fair value of the mark-to-market energy contracts since March 31, 2005.

Six months ended June 30, 2005. Our net income was $56.5 million, or $0.73 basic earnings per share in the first six months of 2005, compared to $45.2 million, or $0.59 basic earnings per share, in the first six months of 2004. The average shares outstanding increased 1.3 million, or 1.7%, compared to 2004.

Our income from continuing operations was $56.2 million, or $0.73 basic earnings per share, in the first six months of 2005, compared to $44.7 million, or $0.58 basic earnings per share, in the first six months of 2004. The increase of $11.5 million is primarily due to a $4.6 million after-tax gain recognized at DQE Financial related to the sale of an investment in a natural gas operating partnership, the elimination of $2.5 million of after-tax interest costs at DQE Capital Corporation related to the long-term debt redeemed in the fourth quarter of 2004, and a $2.4 million after-tax gain recognized at Holdings as a result of the settlement of an interest rate lock agreement for an anticipated debt issuance that did not occur in the first quarter of 2005.

Duquesne Light’s earnings available for common stock were $32.5 million in the first six months of 2005, compared to $33.5 million in the first six months of 2004, a decrease of $1.0 million, or 3%. The decrease was primarily due to an $8.5 million decrease in earnings from the electricity delivery business segment, primarily as a result of increases in operating expenses, interest expense and preferred dividends, as compared to the first six months of 2004. This decrease was partially offset by a $7.5 million increase in earnings from Duquesne Light’s supply business segment, primarily as a result of a $6.6 million after-tax increase in the fair value of the mark-to-market energy contracts at Duquesne Power since December 31, 2004, and a higher margin earned as a result of the change in the energy supply strategy beginning January 1, 2005.

Business Segment Performance

Electricity Delivery Business Segment

Three months ended June 30, 2005. This segment reported earnings of $6.3 million in the second quarter of 2005, compared to $11.5 million in the second quarter of 2004, a decrease of $5.2 million, or 45.2%. This decrease was primarily the result of higher operating expenses and higher interest and other charges.

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

The following table sets forth the MWh delivered to electric utility customers.

	MWh Delivered (In Thousands)
Second Quarter	2005	2004	Change
Residential	874	888	(1.6)%
Commercial	1,639	1,624	0.9%
Industrial	779	796	(2.1)%

	3,292	3,308	(0.5)%

Operating revenues decreased by $1.4 million, or 1.7%, compared to the second quarter of 2004. The decrease was primarily due to ancillary services revenue being reported in 2005 in the Duquesne Light supply business segment as a result of the POLR III arrangement. In addition, the weather in both April and May of 2005 was unfavorable, as compared to the prior year, and more than offset the favorable June 2005 weather. This resulted in an overall decrease in the MWh sales to residential customers. Commercial sales were less impacted by the warmer weather in April 2005, and as a result, MWh sales to commercial customers increased as compared to the second quarter of 2004. A major equipment failure at one of the largest industrial customer’s plants in the second quarter of 2005 resulted in lower industrial MWh sales compared to the prior year.

Operating expenses consist primarily of costs to operate and maintain the transmission and distribution system; meter reading, billing and collection costs; customer service; administrative expenses; and non-income taxes, such as gross receipts, property and payroll taxes. Operating expenses increased by $4.5 million, or 11.0%, compared to the second quarter of 2004. As a result of the increased focus on Duquesne Light following the sale of several of Holdings’ non-complementary businesses, there are approximately $2 million of additional costs that were borne by Duquesne Light’s electricity delivery business segment in the second quarter of 2005 compared to the prior year. Due to increased participation in the customer assistance program, collection costs increased $1.3 million compared to the second quarter of 2004. In addition, approximately $1.0 million of regulatory related expenses have been incurred in the second quarter of 2005 related to the filing for recovery of SECA charges as well as preparation work for the upcoming distribution and transmission rate cases. Other cost increases are primarily due to the acceleration of the timing of certain maintenance projects in anticipation of significant capital expenditures to be done in the second half of 2005. Ancillary services expense decreased $1.5 million in the second quarter of 2005, due to the majority of this cost now being reported in the Duquesne Light supply segment as a result of the POLR III arrangement.

Interest and other charges include interest on long-term debt and other interest. Interest and other charges increased $1.6 million, or 14.3%, compared to the second quarter of 2004, due to $1.5 million in additional interest on the $200 million of 5.7% debt issued in May 2004 and $1.3 million in additional interest expense due to higher interest rates in 2005 on the variable rate debt. These increases were partially offset by a $0.9 million reduction in interest due to the redemption of $151.5 million of subordinated debentures in the first six months of 2004. Dividends on Duquesne Light’s preferred stock are included in interest and other charges in the Holdings presentation of the Electricity Delivery Business Segment.

Six months ended June 30, 2005. This segment reported earnings of $14.8 million in the first six months of 2005, compared to $23.3 million in the first six months of 2004, a decrease of $8.5 million, or 36.5%. The decrease was primarily the result of increases in operating expenses, interest expense and preferred dividends and was partially offset by an increase in other income.

The following table sets forth the MWh delivered to electric utility customers.

	MWh Delivered (In Thousands)
First Six Months	2005	2004	Change
Residential	1,869	1,892	(1.2)%
Commercial	3,252	3,205	1.5%
Industrial	1,592	1,608	(1.0)%

	6,713	6,705	0.1%

Operating revenues decreased $5.4 million, or 3.2%, compared to the first six months of 2004. The decrease was primarily due to ancillary services revenue being reported in the Duquesne Light supply business segment as described above. Compared to 2004, the winter weather in 2005 was milder, and more than offset the favorable June 2005 weather. This resulted in an overall decrease in the MWh sales to residential customers. Commercial sales were less impacted by the warmer winter weather in 2005, and as a result, MWh sales to commercial customers increased compared to the first six months of 2004. A major equipment failure at one of the largest industrial customer’s plants in 2005 resulted in lower industrial MWh sales compared to the prior year.

Operating expenses increased $5.2 million, or 6.3%, compared to the first six months of 2004. As previously stated, the increased focus on Duquesne Light resulted in approximately $4 million of additional costs that were borne by Duquesne Light’s electricity delivery business segment in the first six months of 2005 compared to the prior year. Due to increased participation in the customer assistance program, collection costs increased $1.3 million compared to the first six months of 2004. In addition, approximately $1.0 million of regulatory related expenses have been incurred in 2005 related to the filing for recovery of SECA charges as well as preparation work for the upcoming distribution and transmission rate cases. Other cost increases are primarily due to the acceleration of the timing of certain maintenance projects, as previously discussed. Ancillary services expense decreased $3.2 million in the first six months of 2005, for the reason discussed above.

Other income increased $1.9 million, or 21.3%, compared to the first six months of 2004, due primarily to an increase in both the amount and interest rate earned on invested cash.

Interest and other charges increased $2.5 million, or 11.2%, compared to the first six months of 2004, primarily due to $4.3 million in additional interest on the $200 million of 5.7% debt issued in May 2004, and $2.0 million in additional interest expense due to higher interest rates in 2005 on the variable rate debt. These increases were partially offset by a $3.1 million reduction in interest due to the redemption of $151.5 million of subordinated debentures in the first six months of 2004.

Dividends on preferred and preference stock increased $1.4 million, or 53.8%, compared to the first six months of 2004 due to additional dividends on the $75 million of 6.5% preferred stock issued in April 2004.

Duquesne Light Supply Business Segment

Three months ended June 30, 2005. As previously discussed, the factors impacting this segment in 2005 have significantly changed when compared to the prior year. The following table summarizes the earnings from this segment.

	Earnings (In Millions)
Second Quarter	2005	2004	Change
Residential and small commercial	$8.0	$3.8	$4.2
Large commercial and industrial	—	1.2	(1.2)
Mark-to-market of energy contracts	(1.7)	—	(1.7)

Total Earnings	$6.3	$5.0	$1.3

Under the POLR II arrangement in 2004, the margin on sales to residential and small commercial customers was a fixed dollar amount per MWh supplied, while under the POLR III arrangement in 2005, the margin on these customers is no longer fixed. The $4.2 million increase in earnings from the residential and small commercial customers from the second quarter of 2004 reflects the higher POLR III rates, as well as the seasonal effects on the costs to serve those customers. As previously stated, costs per MWh under the POLR III arrangement are expected to have a seasonal element, and are expected to be lower in the second quarter, reflecting lower energy consumption in months that traditionally are not impacted by either extreme heating or cooling demands. Under the POLR II arrangement, Duquesne Light earned a margin per MWh on sales to large commercial and industrial customers, however there is no margin under the POLR III arrangement associated with these customers, which accounts for a $1.2 million decrease in earnings from the second quarter of 2004. In addition, certain energy contracts entered into by Duquesne Power are accounted for on a mark-to-market basis, with changes in the fair value of these contracts recorded currently in earnings in 2005. As shown above, the earnings from the Duquesne Light supply business segment were negatively impacted in the second quarter of 2005 by a $1.7 million after-tax change in the fair value of these energy contracts.

Operating revenues are derived primarily from the supply of electricity to POLR retail customers. Retail energy requirements fluctuate as the number of customers choosing alternative generation suppliers changes. Energy requirements for residential and commercial customers are also influenced by weather conditions; temperature extremes lead to changes in customer use of electricity for cooling and heating. Commercial energy requirements are also affected by regional economic development. Energy requirements for industrial customers are primarily influenced by national and global economic conditions.

In addition, operating revenues include, to a lesser extent, the supply of electricity to wholesale customers. Beginning in 2005, these sales are primarily comprised of sales to DLE by Duquesne Power under its full-requirements energy supply contract. In 2004, these sales primarily consisted of short-term sales to other utilities that were made at market rates, and resulted primarily from excess daily energy deliveries to Duquesne Light’s electricity delivery system.

The following tables set forth the MWh supplied.

	MWh Supplied (In Thousands)
Second Quarter	2005
	POLR I	POLR III	Total
Residential and small commercial	—	1,250	1,250
Large commercial and industrial	318	64	382

Total Retail	318	1,314	1,632

Wholesale			247

POLR Customers (MWh basis):
Residential and small commercial			74%

Large commercial and industrial			24%

	MWh Supplied (In Thousands)
Second Quarter	2004
	POLR I	POLR II	Total
Residential and small commercial	—	1,248	1,248
Large commercial and industrial	405	533	938

Total Retail	405	1,781	2,186

Wholesale			91

POLR Customers (MWh basis):
Residential and small commercial			73%

Large commercial and industrial			59%

Operating revenues decreased $1.7 million, or 1.6%, compared to the second quarter of 2004. As expected, there has been a significant decrease in MWh supplied to large commercial and industrial customers as compared to 2004 as a higher percentage of these customers chose an alternative generation supplier in 2005. This resulted in an approximate $21 million decrease in operating revenues as compared to the second quarter of 2004. Effective January 1, 2005, Duquesne Light began operating under the POLR III arrangement, which allows for a higher average generation rate to be charged to customers, as compared to the POLR II arrangement. In addition, ancillary services revenue is now being reported in this segment, as previously discussed. These two items represent an approximate $11 million increase in operating revenues as compared to the second quarter of 2004. There was also an approximate $8 million increase in wholesale sales of electricity in the second quarter of 2005, primarily due to sales to DLE.

In 2005, operating expenses consist of (i) costs to obtain energy and capacity for Duquesne Light’s POLR service and to supply DLE, (ii) changes in the market value of derivative energy commodity contracts, (iii) administrative expenses at Duquesne Power, and (iv) gross receipts tax. In 2004, operating expenses consisted of costs to obtain energy for our POLR service and gross receipts tax, both of which fluctuated directly with operating revenues.

Operating expenses decreased $4.1 million, or 4.2%, compared to the second quarter of 2004, due to a decrease in energy costs caused primarily by the decline in the total MWh supplied to customers in the second quarter of 2005. Some of the energy commodity contracts entered into by Duquesne Power are accounted for under mark-to-market accounting. Operating expenses in the second quarter of 2005 reflect a $2.9 million increase as a result of the decrease in the fair value of the contacts from March 31, 2005. Operating expenses in the second quarter of 2005 also include $1.1 million in selling, general, and administrative expenses at Duquesne Power.

Six months ended June 30, 2005. The following table summarizes the earnings from this segment.

	Earnings (In Millions)
First Six Months	2005	2004	Change
Residential and small commercial	$11.0	$7.6	$3.4
Large commercial and industrial	—	2.5	(2.5)
Mark-to-market of energy contracts	6.6	—	6.6

Total Earnings	$17.6	$10.1	$7.5

The $3.4 million increase in the earnings from the residential and small commercial customers from the first half of 2004 reflects the higher POLR III rates, as well as the seasonal effects on the costs to serve those customers. As previously stated, costs per MWh under the POLR III arrangement are expected to have a seasonal element, and are expected to be higher in the first quarter, reflecting the peak energy consumption in the heating season, and lower in the second quarter. Under the POLR II arrangement, Duquesne Light earned a margin per MWh on sales to large commercial and industrial customers, however there is no margin under the POLR III arrangement associated with these customers, and this accounts for a $2.5 million decrease in earnings from the first six months of 2004. In addition, some of the energy contracts entered into by Duquesne Power are accounted for on a mark-to-market basis, with changes in the fair value of these contracts recorded currently in earnings in 2005. As shown above, the earnings from the Duquesne Light supply business segment were favorably impacted in the first six months of 2005 by a $6.6 million after-tax increase in the fair value of these energy contracts since December 31, 2004.

The following tables set forth the MWh supplied.

	MWh Supplied (In Thousands)
First Six Months	2005
	POLR I	POLR III	Total
Residential and small commercial	—	2,631	2,631
Large commercial and industrial	727	173	900

Total Retail	727	2,804	3,531

Wholesale			400

POLR Customers (MWh basis):
Residential and small commercial			75%

Large commercial and industrial			28%

	MWh Supplied (In Thousands)
First Six Months	2004
	POLR I	POLR II	Total
Residential and small commercial	—	2,606	2,606
Large commercial and industrial	813	1,127	1,940

Total Retail	813	3,733	4,546

Wholesale			138

POLR Customers (MWh basis):
Residential and small commercial			73%

Large commercial and industrial			62%

Operating revenues decreased $0.4 million, or 0.2% compared to the first six months of 2004. As shown in the table above, there has been a significant decrease in the MWh supplied to large commercial and industrial customers as a higher percentage of these customers chose an alternative generation supplier in 2005. This resulted in an approximate $39 million decrease in operating revenues as compared to the first six months of 2004. The combination of the higher average generation rate charged to customers under the POLR III arrangement, and the addition of the ancillary services revenue that is being reported in this segment in 2005 caused an approximate $24 million increase in operating revenues in the first six months of 2005 as compared to the prior year. In addition, there was an approximate $14 million increase in wholesale sales of electricity in the first six months of 2005, due primarily to sales to DLE.

Operating expenses decreased $13.7 million, or 6.9%, compared to the first six months of 2004, due primarily to the $11.3 million reduction in purchased power expense as a result of the increase in the fair value of the mark-to-market energy commodity contracts from December 31, 2004. The decline in the MWh supplied to customers in the first six months of 2005 also contributed to the decrease in operating expenses, and was partially offset by $2.4 million of selling, general and administrative expenses at Duquesne Power in 2005.

Electricity Supply Business Segment

Three and six months ended June 30, 2005. Earnings from this segment include the results of the Duquesne Light supply business segment and, beginning January 1, 2005, the results of Holdings’ unregulated retail electric generation supplier, DLE. The revenues and energy and capacity costs relating to the full-requirements contract between Duquesne Power (which are included in the Duquesne Light supply business segment) and DLE are eliminated and instead DLE’s retail sales to its large commercial and industrial customers are presented. As a result, overall earnings and operating revenues and expenses of this segment are substantially unchanged from corresponding amounts discussed in the Duquesne Light supply business segment above.

The following tables set forth the retail MWh supplied to the electricity supply business segment customers.

	MWh Supplied (In Thousands)
Second Quarter	2005	2004
Duquesne Light	1,632	2,186
DLE	201	—

Total Retail	1,833	2,186

	MWh Supplied (In Thousands)
First Six Months	2005	2004
Duquesne Light	3,531	4,546
DLE	338	—

Total Retail	3,869	4,546

Energy Solutions Business Segment.

Three months ended June 30, 2005. This segment reported earnings of $6.3 million in the second quarter of 2005, compared to $5.3 million in the second quarter of 2004, an increase of $1.0 million, or 18.9%. The increase is primarily due to increased earnings from the synthetic fuel facilities management services contract and reduced employee compensation costs.

Operating revenues are derived primarily from the facility management services for synthetic fuel, industrial, and airport customers. Operating revenues for the second quarter of 2005 increased $1.0 million, or 6.2%, compared to 2004 primarily as a result of increased synthetic fuel production in the second quarter of 2005.

Operating expenses consist of the operating and maintenance costs to manage the facilities, as well as general corporate overhead. Operating expenses decreased $1.0 million, or 13%, for the second quarter of 2005 compared to 2004 primarily due to employee termination costs incurred in the second quarter of 2004.

Six months ended June 30, 2005. This segment reported earnings of $10.4 million in the first six months of 2005, compared to $9.3 million in the first six months of 2004, an increase of $1.1 million, or 11.8%. The increase is primarily due to a $1.8 million increase in earnings from the synthetic fuel facilities management services contract, coupled with reduced employee compensation costs, and partially offset by a $1.5 million decrease in earnings from the energy facilities.

Operating revenues for the first six months of 2005 increased $2.4 million, or 8.1%, compared to 2004. The increase was primarily due to a $1.9 million increase in revenues related to the synthetic fuel facilities as a result of an 8% increase in synthetic fuel production in the first six months of 2005.

Operating expenses decreased $0.3 million, or 2.0%, for the first six months of 2005 compared to 2004, primarily due to lower employee compensation costs in the first six months of 2005 as compared to 2004, due in part to the termination costs described above, partially offset by a $1.1 million increase in energy commodity costs related to the energy facility operations.

Other income consists of income from an equity investment in an energy facility operating partnership, and various other gains and losses. Other income decreased $0.7 million, or 87.5%, primarily as a result of lower earnings from our partnership investment in the first six months of 2005, as compared to 2004.

Financial Business Segment.

Three months ended June 30, 2005. This segment reported earnings of $7.1 million in the second quarter of 2005, compared to $6.8 million in the second quarter of 2004, an increase of $0.3 million, or 4.4%, primarily due to increased earnings from landfill gas operations.

Operating revenues are derived primarily from the sale of landfill gas and related services. Operating revenues for the second quarter of 2005 increased $4.2 million, or 56%, compared to 2004. The increase is primarily the result of $3.2 million of revenues included in the results for the second quarter of 2005 related to the consolidation of WET as a result of our purchase of the remaining 50% interest in the company in the fourth quarter of 2004. In addition, there was a $1.2 million increase in pipeline quality landfill gas sales as a result of a 12% increase in the average price of pipeline quality landfill gas sold in the second quarter of 2005, compared to the same period in 2004.

Operating expenses consist of various costs to operate and maintain the landfill gas sites, as well as expenses related to alternative fuel investments. Operating expenses increased $1.6 million, or 15.2%, compared to the second quarter of 2004, primarily due to $2.5 million of operating expenses included in the results for the second quarter of 2005 related to the consolidation of WET. This increase was partially offset by a decrease in operating expenses related to our synthetic fuel limited partnership investment primarily as a result of our sale of 50% of our investment in the partnership in the fourth quarter of 2004.

Income taxes consist of our provision for federal income taxes as well as the tax credits generated from our synthetic fuel limited partnership, landfill gas and affordable housing investments. The income tax benefit for the second quarter of 2005 decreased $2.8 million, or 38.4%, compared to 2004 due to a $1.9 million decrease in tax credits generated in the second quarter of 2005, primarily as a result of our sale of 50% of our investment in the synthetic fuel partnership described above, and the increase in pre-tax earnings in the second quarter of 2005 as compared to 2004.

Six months ended June 30, 2005. This segment reported earnings of $18.8 million in the first six months of 2005, compared to $13.7 million in the first six months of 2004, an increase of $5.1 million, or 37.2%, primarily due to the $4.6 million after-tax gain related to the sale of an investment in a natural gas operating partnership.

Operating revenues for the first six months of 2005 increased $6.3 million, or 42.9%, compared to 2004. The increase is primarily the result of $4.4 million of revenue included in the results for the first six months of 2005 related to the consolidation of WET. In addition, there was a $2.2 million increase in pipeline quality landfill gas sales as a result of both an 11% increase in the average price and a 5% increase in the volume of pipeline quality landfill gas sold in the first six months of 2005, compared to the same period in 2004.

Operating expenses increased $1.2 million, or 5.9%, compared to the first six months of 2004, primarily due to $3.9 million of operating expenses for the first six months of 2005 related to the consolidation of WET. This increase was partially offset by a decrease in operating expenses related to our synthetic fuel limited partnership investment primarily as a result of our sale of 50% of our investment in the partnership as previously discussed.

Other income consists of income from the structured lease, affordable housing and equity investments, and various other gains and losses. Other income for the first six months of 2005 increased $7.1 million, or 147.9%, compared to 2004, primarily due to the pre-tax gain of $7.1 million related to the sale of the investment in a natural gas partnership previously discussed, and a $1.8 million pre-tax gain resulting from the receipt of additional proceeds related to our sale of 50% of our investment in the synthetic fuel partnership. These increases were partially offset by a $2.3 million decrease in other income in the first six months of 2005 due to the consolidation of the affordable housing investments as described below.

The benefit from limited partners’ interest reflects the portion of the losses related to the affordable housing guarantee funds that are not owned by the DQE Financial subsidiary as a result of the consolidation of the affordable housing investments effective March 31, 2004.

The income tax benefit for the first six months of 2005 decreased $9.2 million, or 60.9%, compared to 2004, due to the increase in pre-tax earnings in the first six months of 2005 as compared to 2004, and a $3.9 million decrease in tax credits generated in the first six months of 2005, primarily due to the sale of 50% of our investment in the synthetic fuel partnership as previously discussed.

Communications Business Segment.

Three and six months ended June 30, 2005. This business segment reported earnings of $0.6 million in the second quarter of 2005, compared to $0.4 million in the second quarter of 2004, an increase of $0.2 million, or 50%, and reported earnings of $1.2 million in the first six months of 2005, compared to $0.7 million in the first six months of 2004, an increase of $0.5 million, or 71.4%. The increases are primarily due to increases in revenues from new and existing customers.

All Other.

Three months ended June 30, 2005. The all other category reported a loss of $4.9 million in the second quarter of 2005, compared to a loss of $6.0 million in the second quarter of 2004, an improvement of $1.1 million, or 18.3%. The improvement is primarily due to the elimination of $1.2 million of after-tax interest costs related to a debt retirement in the fourth quarter of 2004.

Six months ended June 30, 2005. The all other category reported a loss of $6.3 million in the first six months of 2005, compared to a loss of $12.5 million in the first six months of 2004, an improvement of $6.2 million, or 49.6%. The improvement is primarily due the elimination of $2.5 million of after-tax interest costs related to the 2004 debt retirement, a $2.4 million after-tax gain recorded at Holdings resulting from the favorable settlement of an interest rate lock arrangement, and a decrease in operating expenses due to additional costs being borne by Duquesne Light’s electricity delivery business segment in the first six months of 2005 as compared to the prior year, as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

Capital Expenditures

In the first six months of 2005, Duquesne Light spent $37.4 million for electric utility construction. In addition, Holdings spent $1.5 million on capital expenditures relating to its other business lines and other investments. We estimate that during 2005, Duquesne Light will spend, excluding the allowance for funds used during construction, approximately $150 million for electric utility construction related to its transmission and distribution infrastructure, and Holdings will spend $10 million for construction by its other businesses.

Dispositions

In January 2005, DQE Financial sold its investment in a natural gas operating partnership for $12.7 million in cash and recognized an after-tax gain of $4.6 million.

In the first six months of 2005, DQE Financial received $1.8 million in additional sales proceeds related to the 2004 sale of 50% of its investment in a synthetic fuel partnership.

Financing Plan

Duquesne Light has embarked on a significant infrastructure investment program. These investments must be financed in a prudent manner to minimize financing costs while maintaining the integrity of its capital structure. As of June 30, 2005, the debt component of Duquesne Light’s capital structure was 57.8% of its total capitalization. Increased common equity and reduced debt will be needed at Duquesne Light to strengthen its balance sheet in order to preserve its access to the capital markets and maintain or enhance its credit profile.

Duquesne Light plans to strengthen its balance sheet by retiring $320 million of its outstanding debt, using $250 million of cash from Holdings’ repayment of an intercompany note and $70 million of available cash. Specifically, Duquesne Light plans to purchase at par upon mandatory tender, up to $320 million of its variable-rate, tax-exempt, Pollution Control Revenue Bonds (PCRBs). This debt reduction will enhance the balance sheet, lower exposure to variable interest rates, improve access to the capital markets, and lower interest expense for Duquesne Light. This purchase will be in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and will be presented on Duquesne Light’s balance sheet as an extinguishment of debt, because Duquesne Light is the primary obligor of the PCRBs. On August 1, 2005 and August 3, 2005, Duquesne Light purchased at par upon mandatory tender $34 million and $18 million of its PCRBs. Duquesne Light could remarket all of the PCRBs at future dates to refinance higher cost securities, fund infrastructure investments, and for general corporate purposes.

Holdings plans to issue $320 million of senior unsecured debt in the third quarter of 2005 to repay a $250 million intercompany loan from Duquesne Light, repay outstanding borrowings under the revolving credit facility and for general corporate purposes. During the second quarter of 2005, Holdings entered into a series of interest rate lock agreements designated as cash flow hedges under SFAS No. 133. These agreements are to hedge exposure to interest rate fluctuations for $250 million of the anticipated debt issuance. As of July 31, 2005, the interest rate lock agreements had a fair value of $7.1 million, reflecting the increase in interest rates since inception of the locks.

Duquesne Light plans to fund its infrastructure enhancement program using equity infusions from Holdings and available cash. This financing plan originally included an equity issuance by Holdings of up to $150 million, however the ultimate amount of equity issued may be less, depending on a number of factors, including available cash. We continue to explore other sources of funds for the infrastructure investment, including the potential divestiture of certain non-core assets. The timing of the equity issuance will depend on the need for funds, and may occur as late as nine months after the distribution rate case is filed with the PUC, as discussed below in “Rate Matters”.

Duquesne Power is currently an unregulated subsidiary of Duquesne Light. In connection with the anticipated Holdings debt offering and the Duquesne Light debt reduction, Duquesne Power will be moved to Holdings or an unregulated Holdings subsidiary.

Liquidity

During the first quarter of 2005, Duquesne Light made required net gross receipts tax payments of $39.1 million, which will be applied towards its expected 2005 annual gross receipts tax liability. In addition, Duquesne Light contributed $32.1 million to its pension plans, pursuant to a 2001 PUC order. While these transactions adversely impacted cash flows during the first six months of 2005, we believe that cash on hand, access to debt and equity capital markets, and bank borrowing capacity continue to provide sufficient resources to fund our ongoing operating requirements, capital expenditures and estimated future infrastructure investments.

Available cash at all subsidiaries, including Duquesne Light, is deposited in the DQE Capital cash pool. Duquesne Light’s investments in or withdrawals from this cash pool are reflected as cash flows from investing activities on its condensed consolidated statements of cash flows.

Bank Credit Facilities. Prior to July 27, 2005 Holdings and Duquesne Light maintained unsecured credit facilities (Prior Revolvers) expiring in September 2007, Holdings for $175 million and Duquesne Light for $100 million. On July 27, 2005 the Prior Revolvers were replaced with new unsecured credit facilities (2005 Revolvers) expiring in July 2010, Holdings for $200 million and Duquesne Light for $100 million. Both 2005 Revolvers permit borrowings at interest rates of LIBOR (plus a margin of 0.40% to 1.00%) or an alternate base rate, as defined in the credit facilities. Both 2005 Revolvers have commitment fees that range from 0.09% to 0.25% of the remaining available amount. Interest rates and commitment fees are based on the borrower’s then-current senior unsecured credit rating. Both 2005 Revolvers are subject to cross-default if the borrower or any of its subsidiaries defaults on any payment due under any indebtedness exceeding $50 million. Undrawn amounts under both 2005 Revolvers are fully available for the issuance of letters of credit.

Under our Prior Revolvers and 2005 Revolvers, we are subject to financial covenants requiring each of Holdings and Duquesne Light to maintain a debt-to-capitalization ratio of not more than 65%, as defined in the facilities. In addition, Holdings is required to maintain a minimum coverage ratio of 2-to-1, as defined in the facilities. As of June 30, 2005, we were in compliance with the applicable covenants.

As of June 30, 2005, our total borrowing capacity under our Prior Revolvers and the use of this borrowing capacity were as follows:

	Committed Capacity	Borrowed	LOCs Issued	Available Capacity
Holdings	$175.0	$—	$58.8	$116.2
Duquesne Light	100.0	—	9.5	90.5

Total	$275.0	$—	$68.3	$206.7

During the first six months of 2005, the maximum amount of credit facility borrowings outstanding was $25 million (all at Holdings), the average daily borrowings were $5.1 million and the weighted average daily interest rate was 4%. As of June 30, 2005, Holdings had $20.2 million of outstanding letters of credit (LOCs) (including $12.7 million at Duquesne Light) unrelated to the credit facilities.

In early August, Holdings borrowed $50 million under its credit facility and deposited the proceeds into the DQE Capital Cash Pool. During this same time period, Duquesne Light withdrew $52 million of its deposits from the DQE Capital Cash Pool to purchase at par upon mandatory tender $34 million and $18 million of PCRBs pursuant to notices issued on July 14, 2005.

OFF-BALANCE SHEET ARRANGEMENTS

Except for the guarantees discussed in Note 7, neither Holdings nor Duquesne Light has any material off-balance sheet arrangements. Neither Holdings nor Duquesne Light is involved in any material contract trading activities.

RATE MATTERS

Seams Elimination Charge Adjustment

Effective January 1, 2005, Duquesne Light joined PJM, becoming (along with other electric generation suppliers) a load-serving entity within PJM. In addition, POLR III became effective on that date.

As previously reported, the FERC has issued a series of orders eliminating the regional through and out rates (RTOR) for certain transmission services between the Midwest Independent System Operator (MISO) and PJM effective December 1, 2004. A transitional pricing mechanism called the seams elimination charge adjustment (SECA) has been put in place through March 2006 in order to compensate transmission owners for the estimated revenue lost as a result of the elimination of the RTOR. Total SECA charges for the Duquesne Light zone are expected to be approximately $39 million. Duquesne Light (together with other PJM participants) has filed with the FERC a proposed allocation of SECA charges among load-serving entities within the Duquesne Light zone. Under that proposal, Duquesne Light would be allocated approximately $11 million of the SECA charges. The other load-serving entities in the Duquesne Light zone would be allocated the remainder of such charges. DLE’s allocation of SECA charges will depend on the amount of load it serves; based on current load, DLE’s allocation is expected to be approximately $1.8 million. We continue to pursue all avenues available to us to eliminate or reduce our SECA obligations. On June 17, 2005, Duquesne Light filed a request with the PUC for permission to pass SECA charges through to its POLR customers.

Distribution and Transmission Rate Cases

As a regulated utility, Duquesne Light may only change its distribution or transmission rates by applying, through the rate case process, to the PUC or the FERC for approval. The goal of a rate case is to establish customer rates such that the utility (i) recovers its costs of providing the service, (ii) recovers its costs of investing in the transmission and/or distribution infrastructure, and (iii) earns a reasonable and fair return on that investment. During a rate case, the utility must prove that its proposed rate increase is needed by showing its costs during a given test year. The utility’s costs and expenditures are reviewed and challenged during this process. A rate case also considers a utility’s rate of return on its investment, as well as its costs of financing, in order to derive its annual revenue requirement. The rates ultimately set are intended to give the utility a reasonable chance to achieve its revenue requirement.

Since customer choice was instituted in Pennsylvania in 1996, rate caps have prevented recovery of any new investment in transmission and distribution. The last Duquesne Light rate case involving transmission and distribution costs dates back to 1987. Our transmission and distribution rate freeze expired at the end of 2003. We plan to file a distribution rate case with the PUC in the first half of 2006. The PUC has nine months from the date of the filing to render a final decision. We also plan to file a transmission rate case with the FERC later in 2006. Typically, transmission rates are effective shortly after a filing, subject to the FERC’s final decision following review and investigation.

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

Currently, the variable interest rate debt for Holdings and for Duquesne Light is $320.1 million, which represents approximately 33.5% of both Holdings’ and Duquesne Light’s long-term debt. This variable rate debt is low-cost, tax-exempt debt with an average variable interest rate of 2.6% for the six months ended June 30, 2005. We also manage our interest rate risk by retiring and issuing debt from time to time and by maintaining a range of maturity dates. A 10% increase in interest rates would have affected both Holdings’ and Duquesne Light’s variable rate debt obligations by increasing interest expense by approximately $0.8 million and $0.3 million for the six months ended June 30, 2005 and 2004. A 10% reduction in interest rates would have increased the market value of fixed-rate debt by approximately $27.6 million for both Holdings and Duquesne Light as of June 30, 2005. Such changes would not have had a significant near-term effect on our future earnings or cash flows.

In the second quarter 2005, Holdings entered into a series of interest rate lock agreements to hedge against potential rising interest rate exposure of a senior, unsecured debt offering anticipated to be issued in the second half of 2005. An interest rate lock is a financial arrangement with a counterparty whereby one of the parties will be required to make a payment to the other party on a specific settlement date (generally when the debt is issued) based upon the change in the cost of financing the notional amount of debt over the stated term caused by the change in interest rates during the interest rate lock period. If interest rates rise during the interest rate lock period, we would receive a payment from the counterparty for the change in the value on the settlement date. This payment would offset the higher cost of financing due to the higher interest rates. Alternatively, if interest rates decrease during the interest rate lock period, we would pay the counterparty for the change in value on the settlement date and would then issue debt at a reduced cost due to the lower interest rates. These interest rate lock agreements were designated under SFAS No. 133 criteria as cash flow hedges, with all changes in fair value for each reporting period being included in the statement of comprehensive income, net of deferred taxes. The interest rate lock agreements will settle completely in the second half of 2005 to correspond with the anticipated debt issuance.

As of June 30, 2005, a hypothetical 10% increase or decrease in the underlying interest rates would increase or decrease the fair values of the interest rate lock agreements and related cash settlement by approximately $14 million. The ultimate settlement amount will be included in accumulated other comprehensive income, net of tax, and will be recognized as a component of interest expense over the term of the hedged debt.

Commodity Price Risk. Both Holdings and Duquesne Light are exposed to commodity price risk arising from market price fluctuations in electricity supply. We manage this risk by entering into energy commodity contracts, principally through Duquesne Power.

The energy commodity contracts have been structured to begin and end during the POLR III time period. The net result of these transactions is that, as of June 30, 2005, Duquesne Power had secured a substantial portion of the combined expected load obligation for its full-requirements contracts with Duquesne Light and DLE through 2005, and an appropriate portion of such expected load requirements for 2006 and 2007.

If Duquesne Power does not enter into contracts for the remaining portion of its anticipated obligations, it will acquire the necessary supply through spot market purchases, and will therefore be exposed to market risk. Assuming Duquesne Power were to make such spot market purchases, we performed a sensitivity analysis using a hypothetical 10% increase in the projected forward market prices of electricity supply in our valuation model. The analysis indicated that such market movements would change the projected cost of acquiring electricity supply by approximately $18 million for the remaining POLR III period through 2007. The projected forward market prices used in our valuation model are derived from broker quotes for the applicable delivery points for both on-peak and off-peak power. Our valuation model seasonalizes annual or quarterly prices based on historical trends. Actual costs in the future may differ significantly from our analysis, however, based on changes in the timing and amount of commodity price fluctuations and our actual exposures.

All of the energy contracts are classified as derivative instruments under SFAS No. 133. The difference between the fair value and the notional amount of the sale contracts, and certain purchase contracts, is recorded as mark-to-market derivative assets or liabilities in the condensed consolidated financial statements.

The mark-to-market contracts are exposed to commodity price risk based on price changes in the forward energy market. Therefore, as the forward market prices change, so will the fair value of these contracts. A hypothetical 10% increase or decrease in the projected forward market prices of electricity supply would increase or decrease the fair value of our mark-to-market energy contracts by approximately $4 million as of June 30, 2005.

As a result of fixed POLR prices for our residential and small commercial customers through December 31, 2007, and customers being able to initiate switches to and from POLR service, we have an additional risk of loss. Specifically, customers could opt for POLR service in a period of high energy prices or leave POLR service for an alternative generation supplier in a period of low energy prices. Significant changes in customer switching behavior could cause Duquesne Power’s energy supply portfolio to be disproportionate to its full requirements obligations to Duquesne Light and DLE. Accordingly, Duquesne Power could be required to purchase or sell power in periods of high or low prices which could result in a loss.

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

As part of our overall risk management strategy, Duquesne Power has entered into fixed-price energy contracts with eight investment-grade suppliers and has contracted for unforced capacity credits from six suppliers.

As of June 30, 2005, Duquesne Power has contracted to purchase from one supplier approximately 52%, 52% and 42% of the notional values of the energy commodity contracts for the years ended December 31, 2005, 2006 and 2007, with no other supplier representing as much as 20% for each of the respective years.

Duquesne Power’s energy commodity contracts contain certain safeguards designed to mitigate potential losses by requiring collateral to be posted by either party depending on changes in energy or capacity prices.

As of July 31, 2005, no collateral was required to be posted under these contracts.

Duquesne Light purchases energy and capacity, beginning January 1, 2005, under a full-requirements contract from two investment grade suppliers for sale to its large commercial and industrial customers receiving fixed-price POLR III service. Duquesne Light’s contracts only require collateral to be posted by the counter-party. As of July 31, no collateral was required to be posted under these contracts.

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

Tax Credit Phase-Out. Section 29 tax credits are subject to a phase-out provision that could reduce tax credits as the average annual wellhead price per barrel of domestic crude oil increases into an inflation-adjusted phase-out range. For 2004, the tax credit would have begun to phase-out when the annual average wellhead price of domestic crude oil exceeded $51.35 per barrel and would have been completely phased out when the annual average wellhead price of domestic crude oil reached $64.47 per barrel.

The 2005 phase-out range will be calculated using inflation rates published in 2006 by the IRS. We have estimated that for 2005 the tax credits will begin to phase out if the annual average wellhead price of domestic crude oil exceeds approximately $52 per barrel and will be completely phased out if that price exceeds approximately $66 per barrel. For the first seven months of 2005 the estimated average price was approximately $46 per barrel. In order for the price to reach the low end of the phase-out range, the estimated average wellhead price would need to be approximately $61 per barrel for the remainder of 2005. Based on both the average wellhead price to date and current futures prices for the remaining months of 2005, we do not anticipate that there will be a phase-out of tax credits in 2005.

If domestic crude oil prices continue to increase over the remainder of 2005 and stay at a high level in 2006 and/or 2007, the estimated tax credits to be generated from DQE Financial’s landfill gas operations and investment in a synthetic fuel partnership of approximately $20 million, as well as Duquesne Energy Solutions’ estimated annual after-tax earnings of approximately $20 million from its synthetic fuel facilities management contract may be substantially reduced or eliminated. However, due to significant levels of tax credit carry-forwards existing at Holdings, the potential phase-out of DQE Financial’s tax credits in 2006 and 2007 would not adversely impact our cash flow in those years. As of June 30, 2005, based upon our evaluation, we have thus far determined not to enter into hedging arrangements to reduce this potential exposure.

In addition, as of June 30, 2005 we have certain tangible and intangible assets related to DQE Financial’s landfill gas operations with a net book value of approximately $10 million that may become impaired if domestic crude oil prices continue to increase in the future. As of June 30, 2005 we have no net book value related to synthetic fuel assets or investments.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in Holdings’ or Duquesne Light’s internal control over financial reporting during the second quarter that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

We have agreed in principle to settle all claims of the class and sub-class. A settlement agreement has been executed, subject to court approval. We expect the settlement to be covered in full by our insurance.

Other. We are involved in various other legal proceedings and environmental matters. We believe that the resolution of such proceedings and matters, in total, will not have a materially adverse effect on our financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We have no program regarding the repurchase of Holdings common stock. However, we repurchase shares in connection with so-called “stock swap exercises” of employee stock options in which shares are surrendered or deemed surrendered to Holdings to pay the exercise price. The following table presents information with respect to such repurchases that occurred during the quarter ended June 30, 2005.

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1-30	—	$—	—	—
May 1-31	6,512	$18.66	—	—
June 1-30	—	$—	—	—

Total	6,512	$18.66	—	—

Item 4. Submission of Matters to a Vote of Security Holders

On May 26, 2005, we held our Annual Meeting of Stockholders. We solicited proxies pursuant to Regulation 14 under the Securities and Exchange Act of 1934, as amended. There was no solicitation in opposition to management’s nominees for directors as listed in the proxy statement dated April 12, 2005, and all nominees were elected. Two proposals were submitted for stockholder vote.

Proposal 1 was the election of three directors to serve until the 2008 Annual Meeting. The vote on this proposal was as follows:

	For	Withhold
Sigo Falk
Common Stock	60,089,355	1,686,497
Preferred Stock	0	0

David M. Kelly
Common	55,479,522	1,686,497
Preferred Stock	0	0

John D. Turner
Common	60,673,668	1,686,497
Preferred Stock	0	0

The following directors’ terms continue after the Annual Meeting: until 2006 – Robert P. Bozzone, Joseph C. Guyaux and Steven S. Rogers; and until 2007 – Doreen E. Boyce, Charles C. Cohen and Morgan K. O’Brien.

Proposal 2 was the ratification of the Board’s appointment of Deloitte & Touche LLP as independent auditors to audit our books for year ending December 31, 2005. The vote on this proposal was as follows:

	For	Against	Abstain
Common	59,352,870	664,802	416,354
Preferred Stock	0	0	0

Item 6. Exhibits.

10.1	Holdings’ Amended and Restated $200 million Credit Agreement dated as of July 27, 2005.

10.2	Duquesne Light’s Third Amended and Restated $100 million Credit Agreement dated as of July 27, 2005.

12.1	Holdings Ratio of Earnings to Fixed Charges and Preferred and Preference Stock Dividend Requirements.

12.2	Duquesne Light Ratio of Earnings to Fixed Charges and Preferred and Preference Stock Dividend Requirements.

31.1	Holdings’ CEO Section 302 Certification.

31.2	Holdings’ CFO Section 302 Certification.

31.3	Duquesne Light’s CEO Section 302 Certification.

31.4	Duquesne Light’s CFO Section 302 Certification.

32.1	Holdings’ CEO Section 906 Certification.

32.2	Holdings’ CFO Section 906 Certification.

32.3	Duquesne Light’s CEO Section 906 Certification.

32.4	Duquesne Light’s CFO Section 906 Certification.

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the registrant identified below has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Duquesne Light Holdings, Inc.
(Registrant)

Date: August 9, 2005	/s/ Stevan R. Schott
(Signature)
Stevan R. Schott
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer)

Date: August 9, 2005	/s/ Susan S. Mullins
(Signature)
Susan S. Mullins
Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant identified below has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Duquesne Light Company
(Registrant)

Date: August 9, 2005	/s/ Stevan R. Schott
(Signature)
Stevan R. Schott
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer)

Date: August 9, 2005	/s/ Susan S. Mullins
(Signature)
Susan S. Mullins
Controller
(Principal Accounting Officer)