Form 10-Q
period 2005-09-30
DUQUESNE LIGHT CO; DUQUESNE LIGHT HOLDINGS INC
filed 2005-11-08
CIK 30573, 846930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Duquesne Light Company            Yes  ☒    No  ☐

Indicate by check mark whether either registrant is a shell company (as defined in Rule 12b-2 of the Act).

Duquesne Light Holdings, Inc.    Yes  ☐    No  ☒

Duquesne Light Company            Yes  ☐    No  ☒

As of October 31, 2005, there were 77,973,432 shares of Duquesne Light Holdings, Inc.’s single class of common stock outstanding.

As of October 31, 2005, there were 10 shares of Duquesne Light Company’s single class of common stock outstanding, all held by Duquesne Light Holdings, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Duquesne Light Holdings, Inc.

Condensed Consolidated Statements of Income (Unaudited)

	(All Amounts in Millions, Except Per Share Amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Operating Revenues:
Retail sales of electricity	$222.7	$206.1	$593.6	$581.4
Other	40.6	36.7	110.3	97.4

Total Operating Revenues	263.3	242.8	703.9	678.8

Operating Expenses:
Purchased power (Note 4)	103.0	104.0	272.1	292.2
Other operating and maintenance	66.1	55.7	184.2	164.7
Acquisition termination cost	—	8.3	—	8.3
Depreciation and amortization	20.6	21.0	61.4	62.1
Taxes other than income taxes	14.8	13.6	41.6	39.7

Total Operating Expenses	204.5	202.6	559.3	567.0

Operating Income	58.8	40.2	144.6	111.8
Other Income – Net	20.3	1.8	39.1	9.2
Interest and Other Charges	(16.5)	(16.1)	(45.7)	(45.7)

Income from Continuing Operations Before Income Taxes and Limited Partners’ Interest	62.6	25.9	138.0	75.3
Income Tax Expense	(21.8)	(5.0)	(45.9)	(12.2)
Benefit from Limited Partners’ Interest	2.7	2.5	7.6	5.0

Income from Continuing Operations	43.5	23.4	99.7	68.1
Income from Discontinued Operations – Net (Note 8)	0.1	0.2	0.4	0.7

Net Income	$43.6	$23.6	$100.1	$68.8

Average Number of Common Shares Outstanding	77.8	76.6	77.6	76.3

Basic Earnings Per Share of Common Stock:
Earnings from Continuing Operations	$0.56	$0.31	$1.28	$0.89
Earnings from Discontinued Operations	—	—	0.01	0.01

Basic Earnings Per Share of Common Stock	$0.56	$0.31	$1.29	$0.90

Diluted Earnings Per Share of Common Stock:
Earnings from Continuing Operations	$0.56	$0.30	$1.28	$0.89
Earnings from Discontinued Operations	—	—	0.01	0.01

Diluted Earnings Per Share of Common Stock	$0.56	$0.30	$1.29	$0.90

Dividends Declared Per Share of Common Stock	$0.25	$0.25	$0.75	$0.75

See notes to condensed consolidated financial statements.

Duquesne Light Holdings, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	(Millions of Dollars)
	September 30, 2005	December 31, 2004
Assets
Current Assets:
Cash and temporary cash investments	$64.8	$62.7
Receivables	127.1	115.5
Derivative instruments (Note 4)	47.5	0.8
Materials and supplies (at average cost)	15.4	14.6
Prepaid expenses	12.3	8.0
Other	0.7	19.2

Total Current Assets	267.8	220.8

Long-Term Investments	548.5	579.9

Property, Plant and Equipment:
Property plant and equipment	2,270.3	2,210.4
Less: Accumulated depreciation and amortization	(787.0)	(751.0)

Property, Plant and Equipment – Net	1,483.3	1,459.4

Other Non-Current Assets:
Regulatory assets	298.3	295.1
Other	88.7	77.6

Total Other Non-Current Assets	387.0	372.7

Total Assets	$2,686.6	$2,632.8

Liabilities and Capitalization
Current Liabilities:
Current debt maturities	$0.2	$0.2
Accounts payable	70.4	91.7
Income taxes payable	67.7	33.1
Common dividends declared	20.1	19.5
Deferred income taxes - net	15.2	—
Accrued interest	13.3	9.4
Other	66.3	52.9
Discontinued operations	2.3	3.4

Total Current Liabilities	255.5	210.2

Non-Current Liabilities:
Deferred income taxes – net	412.7	408.2
Other	193.5	251.1

Total Non-Current Liabilities	606.2	659.3

Limited partners’ interest	37.9	48.0
Commitments and Contingencies (Note 7)
Capitalization:
Long-term debt	957.8	958.0
Preferred and Preference Stock	147.6	146.9
Common Shareholders’ Equity:
Common stock – no par value (authorized – 187,500,000 shares; issued – 126,929,154 shares)	1,201.8	1,206.7
Retained earnings	605.4	563.6
Treasury stock (at cost) (47,908,982 and 49,927,343 shares)	(1,137.0)	(1,157.3)
Unearned compensation	(2.2)	(2.6)
Accumulated other comprehensive income	13.6	—

Total Common Shareholders’ Equity	681.6	610.4

Total Capitalization	1,787.0	1,715.3

Total Liabilities and Capitalization	$2,686.6	$2,632.8

See notes to condensed consolidated financial statements.

Duquesne Light Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	(Millions of Dollars)
	Nine Months Ended September 30,
	2005	2004
Cash Flows from Operating Activities:
Net income	$100.1	$68.8
Adjustments to reconcile net income to net cash provided from operating activities	(8.6)	74.3
Changes in working capital other than cash	(11.7)	(1.3)
Discontinued operations	(1.1)	(4.8)

Net Cash Provided from Operating Activities	78.7	137.0

Cash Flows from Investing Activities:
Capital expenditures	(76.7)	(61.6)
Proceeds from dispositions	49.9	—
Other	0.1	(4.8)
Discontinued operations	0.9	(12.9)

Net Cash Used in Investing Activities	(25.8)	(79.3)

Cash Flows from Financing Activities:
Issuance of long-term debt obligations	320.0	200.0
Issuance of preferred stock, net	—	73.1
Reductions of long-term debt obligations	(320.1)	(154.5)
Dividends on common and preferred stock	(50.2)	(49.7)
Other	(0.5)	4.2
Discontinued operations	—	(8.2)

Net Cash (Used in) Provided from Financing Activities	(50.8)	64.9

Net increase in cash and temporary cash investments	2.1	122.6
Cash and temporary cash investments at beginning of period	62.7	33.8

Cash and temporary cash investments at end of period	$64.8	$156.4

Supplemental Cash Flow Information
Cash paid during the period:
Interest (net of amount capitalized)	$32.2	$29.5
Income taxes paid (refunded)	$17.6	$(14.2)

See notes to condensed consolidated financial statements.

Duquesne Light Holdings, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	(Millions of Dollars)		(Millions of Dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$43.6	$23.6	$100.1	$68.8
Other comprehensive income:
Unrealized holding gains on interest rate hedging instruments, net of tax of $4.2, $—, $3.1 and $—	5.9	—	4.3	—
Unrealized holding gains on cash flow hedging instruments, net of tax of $6.0, $—, $6.6 and $—	8.5	—	9.3	—

Other comprehensive income	14.4	—	13.6	—

Comprehensive income	$58.0	$23.6	$113.7	$68.8

See notes to condensed consolidated financial statements.

Duquesne Light Company

Condensed Consolidated Statements of Income (Unaudited)

	(Millions of Dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Operating Revenues:
Retail sales of electricity	$205.9	$206.1	$558.5	$581.4
Other	19.9	7.0	48.7	20.1

Total Operating Revenues	225.8	213.1	607.2	601.5

Operating Expenses:
Purchased power (Note 4)	103.3	104.0	273.2	292.2
Other operating and maintenance	38.7	34.0	115.1	99.8
Acquisition termination cost	—	8.3	—	8.3
Depreciation and amortization	17.8	18.5	53.1	54.4
Taxes other than income taxes	13.5	13.4	38.4	39.1

Total Operating Expenses	173.3	178.2	479.8	493.8

Operating Income	52.5	34.9	127.4	107.7
Other Income – Net	6.0	4.7	17.1	13.6
Interest and Other Charges	(12.3)	(11.9)	(37.9)	(34.3)

Income Before Income Taxes	46.2	27.7	106.6	87.0
Income Tax Expense	18.9	10.7	42.8	33.9

Net Income	27.3	17.0	63.8	53.1
Dividends on Preferred and Preference Stock	2.0	2.0	6.0	4.6

Earnings Available for Common Stock	$25.3	$15.0	$57.8	$48.5

See notes to condensed consolidated financial statements.

Duquesne Light Company

Condensed Consolidated Balance Sheets (Unaudited)

	(Millions of Dollars)
	September 30, 2005	December 31, 2004
Assets
Current Assets:
Investment in DQE Capital cash pool	$51.0	$135.8
Receivables	108.3	350.9
Derivative instruments (Note 4)	47.5	0.8
Materials and supplies (at average cost)	15.4	14.6
Other	11.4	6.2

Total Current Assets	233.6	508.3

Long-Term Investments	23.4	25.6

Property, Plant and Equipment:
Property, plant and equipment	2,179.1	2,120.8
Less: Accumulated depreciation and amortization	(745.7)	(714.5)

Property, Plant and Equipment – Net	1,433.4	1,406.3

Other Non-Current Assets:
Regulatory assets	298.3	295.1
Other	65.6	57.7

Total Other Non-Current Assets	363.9	352.8

Total Assets	$2,054.3	$2,293.0

Liabilities and Capitalization
Current Liabilities:
Accounts payable	$55.1	$85.7
Payable to affiliates (Note 11)	74.1	4.4
Deferred income taxes – net	15.2	—
Accrued interest	11.4	9.8
Derivative instruments (Note 4)	10.8	—
Accrued liabilities	30.6	31.0

Total Current Liabilities	197.2	130.9

Non-Current Liabilities:
Deferred income taxes – net	321.8	323.1
Other	167.9	205.3

Total Non-Current Liabilities	489.7	528.4

Commitments and Contingencies (Note 7)
Capitalization:
Long-term debt	636.5	956.4
Preferred and Preference Stock	146.6	145.9
Common Shareholder’s Equity:
Common stock (authorized – 90,000,000 shares; issued and outstanding – 10 shares)	—	—
Capital surplus	486.4	486.4
Retained earnings	90.8	46.0
Accumulated other comprehensive income	7.1	(1.0)

Total Common Stockholder’s Equity	584.3	531.4

Total Capitalization	1,367.4	1,633.7

Total Liabilities and Capitalization	$2,054.3	$2,293.0

See notes to condensed consolidated financial statements.

Duquesne Light Company

Condensed Consolidated Statements of Cash Flows (Unaudited)

	(Millions of Dollars)
	Nine Months Ended September 30,
	2005	2004
Cash Flows from Operating Activities:
Net income	$63.8	$53.1
Adjustments to reconcile net income to net cash provided from operating activities	5.3	65.0
Changes in working capital other than cash	(8.2)	(16.9)

Net Cash Provided from Operating Activities	60.9	101.2

Cash Flows from Investing Activities:
Investment in DQE Capital cash pool	84.8	(105.8)
Capital expenditures	(73.9)	(59.9)
Collection of loan to parent (Note 6)	250.0	—
Other	(1.2)	(6.2)

Net Cash Provided from (Used in) Investing Activities	259.7	(171.9)

Cash Flows from Financing Activities:
Issuance of long-term debt obligations	—	200.0
Issuance of preferred stock, net	—	73.1
Reductions of long-term debt obligations	(320.1)	(150.0)
Net borrowings under affiliate demand note	25.3	—
Dividends on common and preferred stock	(26.3)	(50.8)
Other	0.5	(1.6)

Net Cash (Used in) Provided from Financing Activities	(320.6)	70.7

Net increase (decrease) in cash and temporary cash investments	—	—
Cash and temporary cash investments at beginning of period	—	—

Cash and temporary cash investments at end of period	$—	$—

Supplemental Cash Flow Information
Cash paid during the period:
Interest (net of amount capitalized)	$33.0	$22.0
Income taxes paid	$5.5	$44.5

See notes to condensed consolidated financial statements.

Duquesne Light Company

Consolidated Statements of Comprehensive Income (Unaudited)

	(Millions of Dollars)		(Millions of Dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$27.3	$17.0	$63.8	$53.1
Other comprehensive income (loss):
Unrealized holding losses on securities, net of tax of $(0.7), $(0.7), $(0.8) and $(0.2)	(1.1)	(1.0)	(1.2)	(0.3)
Unrealized holding gains on cash flow hedging instruments, net of tax of $6.0, $—, $6.6 and $—	8.5	—	9.3	—

Other comprehensive income (loss)	7.4	(1.0)	8.1	(0.3)

Comprehensive income	$34.7	$16.0	$71.9	$52.8

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

Duquesne Power, L.P., an unregulated subsidiary, maintains a portfolio of energy commodity contracts to provide full-requirements energy supply contracts for both (i) Duquesne Light’s residential and small commercial POLR customers and (ii) Duquesne Light Energy, LLC’s large commercial and industrial customers. These energy commodity contracts are with unrelated parties and include payment guarantees from Holdings.

Duquesne Light Energy, LLC (DLE) is an unregulated, competitive, retail electric generation supplier that offers customized solutions tailored to meet its customers’ specific electricity needs. DLE’s primary focus is on the large commercial and industrial customer market segment in Duquesne Light’s service territory.

Duquesne Energy Solutions, LLC (DES) is an energy facilities management company that provides energy outsourcing solutions including operation and maintenance of energy and synthetic fuel facilities.

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

Pursuant to the PUC’s final restructuring order, generation-related transition costs were being recovered through a competitive transition charge (CTC) collected in connection with providing transmission and distribution services. This collection period ended in the third quarter of 2005 when the remaining CTC balance was collected from the last customer class.

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

The interim financial information for the three and nine month periods ended September 30, 2005 and 2004 is unaudited and has been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim information. This information does not include all footnotes which would be required for complete annual financial statements in accordance with accounting principles generally accepted in the United States of America.

These statements should be read with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC. The results of operations for the three and nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the full year.

Recent Accounting Pronouncements

Share-Based Payments

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment (revised December 2004),” which will eliminate the use of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. This standard is effective at the beginning of the first fiscal year that begins after June 15, 2005. We are currently evaluating the impact of the adoption of this standard on our financial statements.

Accounting for Conditional Asset Retirement Obligations

In March 2005, the FASB issued Financial Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143,” which clarifies that the term “conditional asset retirement obligation” refers to a legal obligation to perform an asset retirement activity. This interpretation also states that the fair value of a liability for the conditional asset obligation should be recognized when incurred. This interpretation is effective no later than the end of the fiscal year ending after December 15, 2005. We are currently evaluating the impact of the adoption of this standard on our financial statements.

Earnings Per Share

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share are computed on the basis of the weighted average number of common shares outstanding, plus the effect of the outstanding Employee Stock Ownership Plan shares, Holdings preferred stock, stock options and performance share awards. The treasury stock method is used in computing the dilutive effect of stock options. This method assumes any proceeds obtained upon the exercise of options would be used to purchase common stock at the average market price during the period. The following tables present the numerators and denominators used in computing the diluted earnings per share from continuing operations for Holdings for the three and nine months ended September 30, 2005 and 2004.

Diluted Earnings Per Share for the Three Months Ended September 30,

(Millions of Dollars)	2005	2004
Income from continuing operations	$43.5	$23.4
Dilutive effect of:
ESOP dividends	0.3	0.3
Preferred stock dividends	—	0.1

Diluted Earnings from Continuing Operations for Common Stock	$43.8	$23.8

(Millions of Shares)	2005	2004
Basic average shares	77.8	76.6

Dilutive effect of:
ESOP shares	0.8	0.8
Holdings preferred stock	—	0.5
Performance share awards and stock options	0.1	0.4

Diluted average shares	78.7	78.3

Diluted Earnings Per Share from Continuing Operations	$0.56	$0.30

Diluted Earnings Per Share for the Nine Months Ended September 30,

(Millions of Dollars)	2005	2004
Income from continuing operations	$99.7	$68.1

Dilutive effect of:
ESOP dividends	0.8	0.9
Preferred stock dividends	—	0.3

Diluted Earnings from Continuing Operations for Common Stock	$100.5	$69.3

(Millions of Shares)	2005	2004
Basic average shares	77.6	76.3

Dilutive effect of:
ESOP shares	0.8	0.8
Holdings preferred stock	—	0.6
Performance share awards and stock options	0.1	0.4

Diluted average shares	78.5	78.1

Diluted Earnings Per Share from Continuing Operations	$1.28	$0.89

2. RATE MATTERS

Effective January 1, 2005, Duquesne Light joined PJM Interconnection (PJM), becoming (along with other electric generation suppliers) a load-serving entity within PJM. In addition, POLR III became effective on that date.

As previously reported, the FERC has issued a series of orders eliminating the regional through and out rates (RTOR) for certain transmission services between the Midwest Independent System Operator (MISO) and PJM effective December 1, 2004. A transitional pricing mechanism called the seams elimination charge adjustment (SECA) has been put in place through March 2006 in order to compensate transmission owners for the estimated revenue lost as a result of the elimination of the RTOR. Total SECA charges for the Duquesne Light zone are expected to be approximately $39 million. The FERC has accepted revised compliance filings implementing SECA charges among load-serving entities within the Duquesne Light zone. Under that filing, Duquesne Light was allocated approximately $11 million of the SECA charges. The other load-serving entities in the Duquesne Light zone were allocated the remainder of such charges. DLE’s allocation of SECA charges will depend on the amount of load it serves; based on current load, DLE’s allocation is expected to be approximately $1.8 million.

The SECA charges must be paid by load-serving entities within the Duquesne Light zone on a current basis. In June 2005, Duquesne Light filed a request with the PUC for permission to pass SECA charges through to its POLR customers. This request was granted by the PUC in August 2005, subject to disposition of any complaints filed against the request. Duquesne Light has put these charges into effect for service beginning August 26, 2005. However, if the FERC ultimately adopts a SECA level and allocation method that differs from the proposed charges initially accepted by the FERC for billing purposes, refunds or surcharges will be used to compensate or charge the appropriate entity for the difference between the amounts initially accepted by the FERC and the amounts ultimately determined to be just and reasonable by the FERC. The final amount of our SECA obligations therefore remains uncertain.

As of September 30, 2005, Duquesne Light has reflected SECA charges totaling $6.7 million on the condensed consolidated balance sheets in regulatory assets.

3. RECEIVABLES

The components of receivables for the periods indicated are as follows:

Holdings

	(Millions of Dollars)
	September 30, 2005	December 31, 2004
Electric customers	$84.8	$75.8
Unbilled electric customers	31.0	31.3
Other	30.0	26.5
Less: Allowance for uncollectible accounts	(18.7)	(18.1)

Total	$127.1	$115.5

Duquesne Light

	(Millions of Dollars)
	September 30, 2005	December 31, 2004
Electric customers	$80.4	$75.8
Unbilled electric customers	28.0	31.1
Loan to Holdings	—	250.0
Affiliate receivables	5.0	1.8
Other	13.3	10.1
Less: Allowance for uncollectible accounts	(18.4)	(17.9)

Total	$108.3	$350.9

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

The accounting for these contracts considers the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. Under the terms of the contracts, some of the energy purchases are delivered to the Duquesne Light zone as defined by PJM. These purchases qualify for the normal purchase and sale exemption under SFAS No. 133 and are reflected as purchased power expense in the condensed consolidated statements of income at their wholesale price upon delivery to us. As of September 30, 2005, the remaining notional value of these contracts was $414.2 million, including $372.7 million for the contracts that mature after December 31, 2005.

We also entered into certain purchase contracts that are for delivery to points other than the Duquesne Light zone within PJM. Because these contracts are not settled at the Duquesne Light zone, they do not qualify for the normal purchase and sale exemption and are recorded in the condensed consolidated financial statements at fair value. Subsequent changes in the fair value of these contracts are recorded currently in earnings unless certain hedge accounting criteria are met. The remaining notional amount of these contracts as of September 30, 2005, is $372.1 million, including $353.4 million for the contracts maturing after December 31, 2005. The above amounts include contracts maturing after December 31, 2005 with aggregate notional values of $97.5 million that have been designated as cash flow hedges. To the extent the hedges are determined to be effective, and certain other criteria are met, the changes in the value of these contracts are included in the statement of comprehensive income, net of deferred taxes. Amounts recorded in the statement of comprehensive income related to cash flow hedges will be recognized in earnings as the related contracts are settled.

We entered into sales contracts maturing in 2005 through 2007 that are accounted for on a mark-to-market basis. The notional amount of these sales contracts was $184.9 million as of September 30, 2005. These contracts were entered into primarily for the purpose of offsetting volatility associated with the mark-to-market accounting for the purchase contracts maturing in 2006 and 2007, as described above. We record the revenue associated with our mark-to-market contracts on a net basis in purchased power expense in our condensed consolidated statements of income.

The following table summarizes the derivative assets and liabilities for the energy contracts included in the condensed consolidated balance sheets for both Holdings and Duquesne Light:

	(Millions of Dollars)
	September 30, 2005	December 31, 2004
Short-term derivative assets	$47.5	$0.8
Long-term derivative assets	12.7	—

Total derivative assets	60.2	0.8

Short-term derivative liabilities	10.8	—
Long-term derivative liabilities	10.9	0.7

Total derivative liabilities	21.7	0.7

Net Derivative Assets	$38.5	$0.1

The change in the net derivative assets, for contracts not accounted for as cash flow hedges, of $22.8 million for the nine months ended September 30, 2005, has been recorded as an offset to purchased power expense in the condensed consolidated statements of income for both Holdings and Duquesne Light. For the nine months ended September 30, 2005, the amount related to hedge ineffectiveness of energy contracts was immaterial.

Interest Rate Locks

In anticipation of the August 2005 issuance of $320 million of senior unsecured debt, Holdings entered into a series of interest rate lock agreements during the second quarter of 2005 to hedge exposure to interest rate fluctuations for $250 million of the senior unsecured debt. These agreements were designated as cash flow hedges under SFAS No. 133. Holdings settled the rate lock agreements in conjunction with the issuance of the debt, therefore the hedge was determined to be 100% effective. As a result of the settlement, Holdings received $7.4 million in cash and recorded $4.3 million in the statement of comprehensive income, net of deferred taxes of $3.1 million. Amounts recorded in comprehensive income related to these agreements will be recognized as an approximate $0.3 million reduction of annual interest expense through August 2015, and an approximate $0.2 million annual reduction from September 2015 through August 2035.

On February 9, 2005, we entered into an interest-rate lock agreement for $100 million of senior unsecured debt that we originally planned to issue in the first quarter of 2005. The interest-rate lock was designated as a cash flow hedge under SFAS No. 133. Changes in our cash requirements resulted in the postponement of the debt offering. On March 30, 2005, we unwound the interest-rate lock agreement, resulting in a $4.0 million pre-tax gain that was recorded in other income on Holdings condensed consolidated statements of income.

5. DISPOSITIONS

In September 2005, DQE Financial sold its investment in a leveraged lease involving a gas processing facility, received $9.9 million in cash and recorded a pre-tax loss of $1.3 million in other income on Holdings condensed consolidated statement of income.

In August 2005, DES entered into agreements to sell up to six on-site energy facility management projects to DTE Energy Services for expected aggregate cash proceeds of between $35 and $40 million, subject to working capital adjustments. On September 30, 2005, DES closed on the sale of one of the energy facility management projects, received $24.5 million in cash and recognized a pre-tax gain of $18 million in other income on Holdings condensed consolidated statement of income.

In the first nine months of 2005, DQE Financial received $2.5 million in additional cash sales proceeds related to the 2004 sale of 50% of its investment in a synthetic fuel partnership, and has recognized an additional pre-tax gain in other income on Holdings condensed consolidated statement of income. Additional sale proceeds may be received during the remainder of the tax credit period through December 2007.

In January 2005, DQE Financial sold its investment in a natural gas operating partnership for $12.7 million in cash and recognized a pre-tax gain of $7.1 million in other income on Holdings condensed consolidated statement of income.

In September 2004, DQE Financial sold an investment in a landfill gas operation and received $2.9 million of cash proceeds, and recognized a pre-tax loss of $2.1 million in other income on Holdings condensed consolidated statement of income. In August 2005, DQE Financial determined that no additional proceeds are to be received related to the contingent portion of the sale. Therefore, DQE Financial has recognized an additional pre-tax loss of $3 million in other income, on Holdings condensed consolidated statement of income, related to the basis in the assets that were subject to the contingent portion of the sale.

In September 2004, Duquesne Power terminated the acquisition of the Sunbury generation station and recorded an $8.3 million pre-tax charge related to the write-off of deferred costs and deposits made.

6. NOTES PAYABLE AND LONG-TERM DEBT

During August 2005, Holdings issued $200 million of 5.5% senior notes due August 15, 2015 and $120 million of 6.25% senior notes due August 15, 2035. Proceeds were used to repay the $250 million intercompany loan with Duquesne Light and approximately $37 million of variable rate borrowings under Holdings’ credit facility. The remaining balance was used for general corporate purposes.

Duquesne Light used the proceeds received from the repayment of the Holdings’ intercompany loan plus available cash to purchase at par upon mandatory tender $320.1 million of variable rate Pollution Control Revenue Refunding Bonds with maturity dates ranging from 2020 to 2033. The purchased bonds are presented as extinguished debt in conformity with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

During July 2005, both Holdings and Duquesne Light extended the maturity date of their existing revolving credit facilities from September 2007 to July 2010. In addition, Holdings’ credit facility was increased from $175 million to $200 million.

As of September 30, 2005, no borrowings were outstanding under either the Holdings or Duquesne Light revolving credit facility. Letters of credit totaling $62.1 million at Holdings (including $6.7 million at Duquesne Light) were outstanding under the credit facilities on September 30, 2005.

In May 2004, Duquesne Light issued $200 million of 5.7% first mortgage bonds (due 2014).

During 2004, Duquesne Capital redeemed $150 million principal amount of its Monthly Income Preferred Securities, Series A (MIPS). Pursuant to the terms of the MIPS, Duquesne Light simultaneously redeemed $151.5 million of its Subordinated Debentures.

On February 18, 2004, as part of an amended and restated concession agreement with the City of New York, GSF Energy, L.L.C., a DQE Financial subsidiary, paid $4.5 million to the City and was released from all financial obligations under the prior concession agreement, including the $21.4 million note payable to the City. As a direct result of the settlement, we are recognizing approximately $16 million in pre-tax income ratably over the new contract term, scheduled to end June 30, 2006.

7. COMMITMENTS AND CONTINGENCIES

Guarantees

As part of DQE Financial’s investment portfolio in seven affordable housing funds, we have received fees in exchange for guaranteeing a minimum defined yield to unrelated investors. We entered into these transactions between 1995 and 1999 because of the attractive risk/reward characteristics available to guarantors. The guarantee period will expire by 2015. In the event the underlying affordable housing properties do not generate the necessary minimum yield during the guarantee period, we will make cash payments necessary to achieve the minimum yield. The original amount guaranteed was approximately $250 million, and has declined as investors have earned the guaranteed returns. We estimate the maximum potential amount of undiscounted future payments that we could be required to make under the guarantees if the investors earn no future returns was $40.5 million as of September 30, 2005.

In connection with the sale of six synthetic fuel facilities in 2000 by our indirect subsidiary, Duquesne Energy, Inc., we agreed to guarantee our subsidiary’s obligations and liabilities to the third party purchaser under the purchase agreement, including our subsidiary’s indemnification obligations against breaches of warranties, representations and covenants contained therein. The guarantee generally extends up to six years or otherwise as provided under the applicable statute of limitations, based on the expiration of the underlying representations, warranties and covenants. We have determined our exposure to be limited, as both legal and factual representations and warranties have been primarily limited to matters within the control and knowledge of our subsidiary. As such, no liability has been recorded on the condensed consolidated balance sheets. In connection with an IRS audit for the years 1998 through 2002 described in this footnote below under the subheading “Income Taxes”, in July 2005, the IRS issued a Notice of Proposed Adjustment in which its field auditors asserted that five of the six synthetic fuel facilities sold in 2000 were not placed in service by the required June 30, 1998 date and, therefore, the Section 29 tax credits for those five facilities should be disallowed.

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

Holdings has guaranteed portions of the obligations of Duquesne Power under its energy commodity contracts in order to use Holdings’ stronger credit profile to obtain better pricing and contract terms for Duquesne Power. In general, if Duquesne Power is required to make a payment under these contracts and fails to do so, Holdings would be required to make such payment. The notional value of the contracts (and consequently the guarantee amounts) changes as additional energy commodities are bought or sold, and as Duquesne Power pays for its energy commodity deliveries. As of September 30, 2005, the maximum amount of Holdings’ payment guarantee related to the purchase and capacity obligations totaled $687.7 million, or 85%, of the total remaining notional value under these contracts. In addition, Holdings guarantees Duquesne Power’s obligations to deliver energy under the energy sales contracts, to the extent that Duquesne Power would be obligated to compensate the counterparty for the difference in the counterparty’s cost to procure the energy and the contract price. As of September 30, 2005, no guarantee amount has been recorded as a liability on the condensed consolidated balance sheets. In addition, Holdings posts collateral on behalf of Duquesne Power as needed under the energy commodity contracts. As of September 30, 2005, no collateral was outstanding.

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

Income Taxes

The IRS has audited all federal corporate tax returns for the years through 1997 and these years are closed. As a result of this audit, the balance, including interest due to the IRS, of $52.9 million and $50.9 million as of September 30, 2005 and December 31, 2004, is included in other current liabilities on our condensed consolidated balance sheets.

The IRS is currently auditing the 1998 through 2002 tax years. During that period, one of our subsidiaries constructed and operated six synthetic fuel facilities, which were subsequently sold in the year 2000 to a third party, as described more fully in this footnote above under the subheading “Guarantees.” DES currently operates five of these six facilities under an agreement with the third party purchaser. In July 2005, the IRS issued a Notice of Proposed Adjustment in which it determined that five of these six facilities were not placed in service by the required June 30, 1998 date and, therefore, the Section 29 tax credits for these five facilities should be disallowed. As discussed above, we do not agree with the IRS’ position. We cannot predict when this issue will ultimately be resolved. We claimed approximately $6.5 million of Section 29 tax credits relating to the ownership of these five synthetic fuel facilities prior to their sale in 2000.

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

In connection with the above examinations, both Holdings and Duquesne Light have established tax reserves, which are included in other current and non-current liabilities on the condensed consolidated balance sheets. We believe these reserves are adequate in relation to the above matters. We regularly assess the likelihood of additional assessments resulting from these and subsequent years’ examinations. Once established, reserves are adjusted only when there is more information available or when an event occurs that necessitates a change to the reserves.

Employees

Duquesne Light is a party to a labor contract with the International Brotherhood of Electrical Workers, which represents more than 70% of Duquesne Light’s approximately 1,400 employees. This contract was recently renegotiated, and expires in September 2010.

Legal Proceedings

Shareholder Class Action. In October 2005, the court approved a settlement of all claims of the class and sub-class. The settlement will be covered in full by our insurance.

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

Section 29 tax credits are subject to a phase-out provision that reduces tax credits as the average annual wellhead price per barrel of domestic crude oil increases into an inflation-adjusted phase-out range. For 2004, the tax credit would have begun to phase-out if the annual average wellhead price of domestic crude oil exceeded $51.35 per barrel and would have been completely phased out if the annual average wellhead price of domestic crude oil exceeded $64.47 per barrel.

The 2005 phase-out range will be calculated using inflation rates published in 2006 by the IRS. Based on both the estimated average wellhead price to date and current futures prices for the remaining months of 2005, we believe that there will not be a phase-out of tax credits in 2005.

Absent any efforts to mitigate market price exposure, if domestic crude oil prices increase further in 2005 and continue to stay at a high level in 2006 and/or 2007, tax credits and net income may be reduced substantially due to the phase-out. Based on our evaluation, as of September 30, 2005, we have thus far determined not to enter into hedging arrangements to reduce this exposure.

During the first nine months of 2005, we recorded $15.2 million of Section 29 tax credits on Holdings condensed consolidated statement of income. In addition, as of September 30, 2005, we have certain tangible and intangible assets related to DQE Financial’s landfill gas operations with a net book value of approximately $6 million that may become impaired if domestic crude oil prices continue to increase in the future. As of September 30, 2005, we have no net book value related to synthetic fuel assets or investments.

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

The following tables summarize income statement data from discontinued operations:

	(Millions of Dollars)
	Three Months Ended September 30,
	2005	2004
Revenues	$—	$—

Operating Results, net of tax of $— and $(0.2)	$—	$0.1
Gain from sale of Discontinued Operations, net of tax of $— and $0.1	0.1	0.1

Income from Discontinued Operations	$0.1	$0.2

	(Millions of Dollars)
	Nine Months Ended September 30,
	2005	2004
Revenues	$—	$—

Operating Results, net of tax of $— and $0.1	$—	$(0.1)
Gain from sale of Discontinued Operations, net of tax of $0.2 and $0.5	0.4	0.8

Income from Discontinued Operations	$0.4	$0.7

9. PENSION AND POSTRETIREMENT BENEFITS

The following tables summarize the components of net periodic pension benefit cost:

	(Millions of Dollars)
	Three Months Ended September 30,
	2005	2004
Service cost	$2.0	$2.1
Interest cost	11.0	10.5
Expected return on plan assets	(13.9)	(12.9)
Amortization of unrecognized net transition obligation	—	0.2
Amortization of prior service cost	1.0	0.8
Amortization of actuarial gain	—	(0.1)

Net periodic pension benefit cost	$0.1	$0.6

	(Millions of Dollars)
	Nine Months Ended September 30,
	2005	2004
Service cost	$6.6	$6.1
Interest cost	32.0	31.7
Expected return on plan assets	(41.5)	(38.9)
Amortization of unrecognized net transition obligation	—	0.6
Amortization of prior service cost	2.6	2.6
Amortization of actuarial gain	—	(0.5)

Net periodic pension benefit (gain) cost	$(0.3)	$1.6

In January 2005, Duquesne Light met its obligation, pursuant to the January 2001 PUC Order regarding Duquesne Light’s final generation asset sale proceeds accounting, by contributing $32.1 million to the pension plans. As of September 30, 2005, we do not anticipate being required to contribute any additional amounts to fund the pension plans in 2005.

The following tables summarize the components of net periodic postretirement benefit cost:

	(Millions of Dollars)
	Three Months Ended September 30,
	2005	2004
Service cost	$0.5	$0.4
Interest cost	0.5	0.8
Amortization of unrecognized net transition obligation	0.1	0.1
Amortization of prior service cost	0.4	0.2
Amortization of actuarial loss	0.3	—

Net periodic postretirement benefit cost	$1.8	$1.5

	(Millions of Dollars)
	Nine Months Ended September 30,
	2005	2004
Service cost	$1.1	$1.0
Interest cost	2.6	2.4
Amortization of unrecognized net transition obligation	0.5	0.5
Amortization of prior service cost	0.8	0.5
Amortization of actuarial loss	0.3	—

Net periodic postretirement benefit cost	$5.3	$4.4

10. PREFERRED AND PREFERENCE STOCK

In April 2004, Duquesne Light issued 1.5 million shares of 6.5% non-convertible preferred stock ($50 par and liquidation value), receiving net proceeds of approximately $73 million.

11. PAYABLE TO AFFILIATES

In the first quarter of 2005, Duquesne Power entered into a demand note with Holdings for general working capital purposes. The note bears a market rate of interest. Under the terms of the note, Duquesne Power can have outstanding up to $60 million from Holdings. As of September 30, 2005, Duquesne Power had $25.3 million outstanding under the demand note, which was included in payable to affiliates on Duquesne Light’s condensed consolidated balance sheet.

Duquesne Light participates in a tax sharing arrangement with Holdings to provide, among other things, for the payment of taxes for periods during which Holdings and Duquesne Light are included in the same consolidated group for federal tax purposes. Duquesne Light shares in the consolidated tax liability to the extent of its income or loss for the year. As of September 30, 2005 and December 31, 2004, Duquesne Light’s tax liability to Holdings under this arrangement was $40.4 million and $(2.6) million and was included in payable to affiliates on Duquesne Light’s condensed consolidated balance sheets.

12. BUSINESS SEGMENTS AND RELATED INFORMATION

Duquesne Light reports the following business segments: (1) transmission and distribution of electricity (electricity delivery business segment), (2) supply of electricity by Duquesne Light (Duquesne Light supply business segment), and (3) collection of transition costs (CTC business segment).

Holdings reports the following business segments: (1) transmission and distribution of electricity (electricity delivery business segment), (2) supply of electricity (which includes the Duquesne Light supply business segment and, beginning in 2005, supply by DLE) (electricity supply business segment), (3) collection of transition costs (CTC business segment), (4) DES’ development, operation and maintenance of energy facilities and, for a single customer, synthetic fuel facilities (Energy Solutions business segment), (5) DQE Financial’s collection and processing of landfill gas and management of structured finance and alternative energy investments (Financial business segment), and (6) DQE Communications’ operation, maintenance and leasing of its fiber optic based network (Communications business segment). We also report an “all other” category to include our other subsidiaries below the quantitative threshold for disclosure. These subsidiaries provide corporate administrative functions, financing, and insurance services for our various affiliates.

Duquesne Light Company

Business Segments for the Three Months Ended September 30, 2005

	(Millions of Dollars)
	Electricity Delivery	Duquesne Light Supply	CTC	Consolidated
Operating revenues	$97.6	$127.2	$1.0	$225.8
Operating expenses	44.1	111.3	0.1	155.5
Depreciation and amortization expense	16.9	—	0.9	17.8

Operating income	36.6	15.9	—	52.5
Other income – net	6.0	—	—	6.0
Interest and other charges	11.8	0.5	—	12.3

Income before income taxes	30.8	15.4	—	46.2
Income tax expense	12.5	6.4	—	18.9

Net Income	18.3	9.0	—	27.3
Dividends on preferred and preference stock	2.0	—	—	2.0

Earnings available for common stock	$16.3	$9.0	$—	$25.3

Assets	$1,987.9	$66.4	$—	$2,054.3

Capital expenditures	$36.5	$—	$—	$36.5

Business Segments for the Three Months Ended September 30, 2004

	(Millions of Dollars)
	Electricity Delivery	Duquesne Light Supply	CTC	Consolidated
Operating revenues	$92.7	$117.6	$2.8	$213.1
Operating expenses	41.0	110.3	0.1	151.4
Acquisition termination cost	—	8.3	—	8.3
Depreciation and amortization expense	15.8	—	2.7	18.5

Operating income	35.9	(1.0)	—	34.9
Other income – net	4.7	—	—	4.7
Interest and other charges	11.9	—	—	11.9

Income before income taxes	28.7	(1.0)	—	27.7
Income tax expense	11.2	(0.5)	—	10.7

Net Income	17.5	(0.5)	—	17.0
Dividends on preferred and preference stock	2.0	—	—	2.0

Earnings available for common stock	$15.5	$(0.5)	$—	$15.0

Assets (a)	$2,287.1	$1.2	$4.7	$2,293.0

Capital expenditures	$19.8	$0.1	$—	$19.9

(a)	Relates to assets as of December 31, 2004.

Duquesne Light Company

Business Segments for the Nine Months Ended September 30, 2005

	(Millions of Dollars)
	Electricity Delivery	Duquesne Light Supply	CTC	Consolidated
Operating revenues	$260.6	$341.5	$5.1	$607.2
Operating expenses	131.3	295.1	0.3	426.7
Depreciation and amortization expense	48.4	—	4.7	53.1

Operating income	80.9	46.4	0.1	127.4
Other income – net	16.8	0.3	—	17.1
Interest and other charges	36.7	1.2	—	37.9

Income before income taxes	61.0	45.5	0.1	106.6
Income tax expense	23.9	18.9	—	42.8

Net Income	37.1	26.6	0.1	63.8
Dividends on preferred and preference stock	6.0	—	—	6.0

Earnings available for common stock	$31.1	$26.6	$0.1	$57.8

Capital expenditures	$73.9	$—	$—	$73.9

Business Segments for the Nine Months Ended September 30, 2004

	(Millions of Dollars)
	Electricity Delivery	Duquesne Light Supply	CTC	Consolidated
Operating revenues	$261.1	$332.3	$8.1	$601.5
Operating expenses	123.0	307.8	0.3	431.1
Acquisition termination cost	—	8.3	—	8.3
Depreciation and amortization expense	46.8	—	7.6	54.4

Operating income	91.3	16.2	0.2	107.7
Other income – net	13.6	—	—	13.6
Interest and other charges	34.3	—	—	34.3

Income before income taxes	70.6	16.2	0.2	87.0
Income tax expense	27.2	6.6	0.1	33.9

Net Income	43.4	9.6	0.1	53.1
Dividends on preferred and preference stock	4.6	—	—	4.6

Earnings available for common stock	$38.8	$9.6	$0.1	$48.5

Capital expenditures	$59.8	$0.1	$—	$59.9

Duquesne Light Holdings

Business Segments for the Three Months Ended September 30, 2005

	(Millions of Dollars)
	Electricity Delivery	Electricity Supply	CTC	Energy Solutions	Financial	Communications	All Other	Eliminations	Consolidated
Operating revenues	$97.6	$130.0	$1.0	$21.7	$11.3	$2.5	$—	$(0.8)	$263.3
Operating expenses	44.1	113.5	0.1	10.3	12.9	0.9	2.9	(0.8)	183.9
Depreciation and amortization expense	16.9	—	0.9	0.4	1.6	0.5	0.3	—	20.6

Operating income (loss)	36.6	16.5	—	11.0	(3.2)	1.1	(3.2)	—	58.8
Other income – net	6.0	(0.1)	—	18.6	(1.6)	—	0.8	(3.4)	20.3
Interest and other charges	13.8	0.5	—	0.1	0.1	—	5.2	(3.2)	16.5
Benefit from limited partners’ interest	—	—	—	—	2.7	—	—	—	2.7

Income (loss) before income taxes	28.8	15.9	—	29.5	(2.2)	1.1	(7.6)	(0.2)	65.3
Income tax expense (benefit)	12.5	6.6	—	10.4	(6.2)	0.4	(2.0)	0.1	21.8

Income (loss) from continuing operations	$16.3	$9.3	$—	$19.1	$4.0	$0.7	$(5.6)	$(0.3)	$43.5

Assets	$1,920.0	$68.8	$—	$24.0	$574.9	$29.3	$69.6	$—	$2,686.6

Capital expenditures	$36.5	$—	$—	$0.1	$0.3	$0.9	$—	$—	$37.8

Business Segments for the Three Months Ended September 30, 2004

	(Millions of Dollars)
	Electricity Delivery	Electricity Supply	CTC	Energy Solutions	Financial	Communications	All Other	Eliminations	Consolidated
Operating revenues	$92.7	$117.6	$2.8	$20.4	$7.5	$2.2	$—	$(0.4)	$242.8
Operating expenses	41.0	110.3	0.1	9.5	10.7	0.8	1.3	(0.4)	173.3
Acquisition termination cost	—	8.3	—	—	—	—	—	—	8.3
Depreciation and amortization expense	15.8	—	2.7	0.4	1.4	0.5	0.2	—	21.0

Operating income (loss)	35.9	(1.0)	—	10.5	(4.6)	0.9	(1.5)	—	40.2
Other income – net	4.7	—	—	0.3	0.3	—	0.6	(4.1)	1.8
Interest and other charges	13.9	—	—	0.1	—	—	6.3	(4.2)	16.1
Benefit from limited partners’ interest	—	—	—	—	2.5	—	—	—	2.5

Income (loss) before income taxes	26.7	(1.0)	—	10.7	(1.8)	0.9	(7.2)	0.1	28.4
Income tax expense (benefit)	11.2	(0.5)	—	3.8	(7.8)	0.3	(2.4)	0.4	5.0

Income (loss) from continuing operations	$15.5	$(0.5)	$—	$6.9	$6.0	$0.6	$(4.8)	$(0.3)	$23.4

Assets (a)	$1,879.5	$1.1	$4.7	$32.6	$604.4	$28.6	$81.9	$—	$2,632.8

Capital expenditures	$19.8	$0.1	$—	$—	$0.6	$0.4	$—	$—	$20.9

(a)	Relates to assets as of December 31, 2004.

Duquesne Light Holdings

Business Segments for the Nine Months Ended September 30, 2005

	(Millions of Dollars)
	Electricity Delivery	Electricity Supply	CTC	Energy Solutions	Financial	Communications	All Other	Eliminations	Consolidated
Operating revenues	$260.6	$347.2	$5.1	$53.9	$32.3	$7.2	$—	$(2.4)	$703.9
Operating expenses	131.3	300.3	0.3	25.1	34.6	2.7	6.0	(2.4)	497.9
Depreciation and amortization expense	48.4	—	4.7	1.3	4.8	1.5	0.7	—	61.4

Operating income (loss)	80.9	46.9	0.1	27.5	(7.1)	3.0	(6.7)	—	144.6
Other income – net	16.8	0.3	—	18.7	10.3	0.1	5.9	(13.0)	39.1
Interest and other charges	42.7	1.2	—	0.1	0.1	—	14.0	(12.4)	45.7
Benefit from limited partners’ interest	—	—	—	—	7.6	—	—	—	7.6

Income (loss) before income taxes	55.0	46.0	0.1	46.1	10.7	3.1	(14.8)	(0.6)	145.6
Income tax expense (benefit)	23.9	19.1	—	16.6	(12.1)	1.2	(2.9)	0.1	45.9

Income (loss) from continuing operations	$31.1	$26.9	$0.1	$29.5	$22.8	$1.9	$(11.9)	$(0.7)	$99.7

Capital expenditures	$73.9	$—	$—	$0.1	$0.4	$2.3	$—	$—	$76.7

Business Segments for the Nine Months Ended September 30, 2004

	(Millions of Dollars)
	Electricity Delivery	Electricity Supply	CTC	Energy Solutions	Financial	Communications	All Other	Eliminations	Consolidated
Operating revenues	$261.1	$332.3	$8.1	$50.2	$22.2	$5.9	$—	$(1.0)	$678.8
Operating expenses	123.0	307.8	0.3	24.6	31.2	2.3	8.4	(1.0)	496.6
Acquisition termination cost	—	8.3	—	—	—	—	—	—	8.3
Depreciation and amortization expense	46.8	—	7.6	1.5	4.2	1.4	0.6	—	62.1

Operating income (loss)	91.3	16.2	0.2	24.1	(13.2)	2.2	(9.0)	—	111.8
Other income – net	13.6	—	—	1.1	5.1	—	1.1	(11.7)	9.2
Interest and other charges	38.9	—	—	0.1	0.1	—	18.4	(11.8)	45.7
Benefit from limited partners’ interest	—	—	—	—	5.0	—	—	—	5.0

Income (loss) before income taxes	66.0	16.2	0.2	25.1	(3.2)	2.2	(26.3)	0.1	80.3
Income tax expense (benefit)	27.2	6.6	0.1	8.9	(22.9)	0.9	(9.0)	0.4	12.2

Income (loss) from continuing operations	$38.8	$9.6	$0.1	$16.2	$19.7	$1.3	$(17.3)	$(0.3)	$68.1

Capital expenditures	$59.8	$0.1	$—	$—	$0.6	$1.1	$—	$—	$61.6

13. SUBSEQUENT EVENTS

On October 18, 2005, Holdings filed a shelf registration statement for up to $400 million of preferred stock, common stock, stock purchase contracts, stock purchase units, warrants and debt securities, to be issued from time to time.

On October 31, 2005, DES closed on the sale of two energy facility management projects, pursuant to the agreements entered into in August 2005, for $10.1 million in cash and the assumption by the buyer of certain non-cash lease related liabilities. As a result, DES will record a pre-tax gain of approximately $13 million in October. The agreement for one of the above energy facility management contracts provides the buyer with a guarantee that DES would repay a portion of the purchase price if the counterparty to the management contract would terminate the contract for convenience, as defined by the agreement (the Repayment Guarantee). The maximum Repayment Guarantee amount is approximately $3.7 million if the contract is terminated immediately. The Repayment Guarantee is reduced daily, based on the passage of time, through January 1, 2016, at which time the Repayment Guarantee expires. The estimated recorded liability for the fair value of the Repayment Guarantee is not material.

On October 31, 2005, DES agreed to terminate the agreement to sell one of the six energy facility management projects entered into in August 2005. The termination of this agreement does not materially change the total expected proceeds resulting from these sales. (See Note 5.)

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

Duquesne Power, L.P., an unregulated subsidiary, maintains a portfolio of energy commodity contracts to provide full-requirements energy supply contracts for both (i) Duquesne Light’s residential and small commercial POLR customers and (ii) Duquesne Light Energy, LLC’s large commercial and industrial customers. These energy commodity contracts are with unrelated parties and include payment guarantees from Holdings.

Duquesne Light Energy, LLC (DLE) is an unregulated, competitive, retail electric generation supplier that offers customized solutions tailored to meet its customers’ specific electricity needs. DLE’s primary focus is on the large commercial and industrial customer market segment in Duquesne Light’s service territory.

Duquesne Energy Solutions, LLC (DES) is an energy facilities management company that provides energy outsourcing solutions including operation and maintenance of energy and synthetic fuel facilities.

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

Section 29 Tax Credits

In connection with the sale of six synthetic fuel facilities in 2000 by our indirect subsidiary, Duquesne Energy, Inc., we agreed to guarantee our subsidiary’s obligations and liabilities to the third party purchaser under the purchase agreement, including our subsidiary’s indemnification obligations against breaches of warranties, representations and covenants contained therein. The guarantee generally extends up to six years or otherwise as provided under the applicable statute of limitations, based on the expiration of the underlying representations, warranties and covenants. We have determined our exposure to be limited, as both legal and factual representations and warranties have been primarily limited to matters within the control and knowledge of our subsidiary. As such, no liability has been recorded on the condensed consolidated balance sheets. In connection with an Internal Revenue Service (IRS) audit for the years 1998 through 2002, in July 2005, the IRS issued a Notice of Proposed Adjustment in which its field auditors asserted that five of the six synthetic fuel facilities sold in 2000 were not placed in service by the required June 30, 1998 date and, therefore, the Section 29 tax credits for these five facilities should be disallowed for the current owner and us.

DES currently operates five of these six facilities under an agreement with the third party owner. The third party owner claims Section 29 tax credits with regard to the production of the synthetic fuel. We previously claimed approximately $6.5 million of Section 29 tax credits relating to the ownership of these five synthetic fuel facilities prior to their sale in 2000. Both the third party owner and we disagree with the IRS’ position. We will vigorously defend our position that the synthetic fuel facilities were properly placed in service by June 30, 1998. We are currently considering resolution of this matter by seeking technical advice from the IRS’ National Office, pursuing an administrative appeal and/or litigating the matter. We believe that the tax credits for the years we owned the facilities, as well as for all of the years the current owner is otherwise eligible to claim the credits, will eventually be allowed. This belief is based on our understanding of the relevant facts, and our understanding that another taxpayer recently announced that it received from the IRS National Office a favorable technical advice memorandum regarding the placed in service date of its synthetic fuel facilities after disputing this issue with the field agents auditing its tax returns. We cannot predict the timing or the nature of the ultimate outcome of this process. It could take a number of years before it is ultimately resolved. In the meantime, we continue to operate all of these facilities for the owner.

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

Critical Accounting Policies

As of September 30, 2005, there have been no significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2004 except as discussed below. The policies disclosed included the accounting for the following: the effects of regulation, unbilled electricity revenues, impairment of long-lived assets and investments, pension and other postretirement benefit plan assumptions, income taxes, derivative instruments and contingent liabilities.

We have expanded our policy concerning derivative instruments to include the accounting for revenue associated with the settlement of our mark-to-market energy contracts and for derivative instruments that qualify for hedge accounting.

Beginning January 1, 2005, we record the revenue associated with our mark-to-market contracts on a net basis in purchased power expense in our condensed consolidated statements of income in accordance with the Emerging Issues Task Force No. 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent.”

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

When it is determined that a derivative has ceased to be a highly effective hedge, hedge accounting is discontinued prospectively. When hedge accounting is discontinued for cash flow hedges, the derivative asset or liability remains on the condensed consolidated balance sheet at its fair value, and gains and losses that were in accumulated other comprehensive income are recognized in earnings. When hedge accounting is discontinued for fair value hedges, the derivative asset or liability remains on the condensed consolidated balance sheet at its fair value and the hedged asset or liability is no longer adjusted for changes in its fair value.

Proposed Accounting Standards

In July 2005 the Financial Accounting Standards Board (FASB) issued proposed FASB Staff Position No. 13-a “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (FSP No. 13-a). The proposed changes included in FSP No. 13-a are not yet in effect, but if issued in their current form, would be effective as of the end of the first fiscal year ending after December 15, 2005. As the December 2003 settlement with the IRS regarding DQE Financial’s structured lease and other similar investments modified our tax benefits under these leases, this proposed staff position, if issued in its current form, would apply to Holdings and be effective as of December 31, 2005. This proposed staff position requires recognition of the modified tax benefits from the inception of the leases, and as a result, upon adoption of this standard, Holdings would record an after-tax, cumulative effect charge of approximately $90 to $95 million as of December 31, 2005. We previously disclosed that the earnings volatility of the lease investments was removed as a result of the settlement with the IRS, and the revised earnings of $3 million to $4 million annually would be realized over the remaining lives of these leases. After adopting this staff position, the amount of the cumulative effect charge initially recorded would be recognized as additional lease earnings, beginning in 2006, over the remaining lives of these leases, which range from 22 to 31 years (with early buy-out periods ranging from 7 to 18 years). Our current and future cash flows would be unaffected by the adoption of this proposed FASB Staff Position.

In July 2005 the FASB issued an exposure draft of a proposed interpretation of FASB Statement No. 109 “Accounting for Uncertain Tax Positions.” The proposed changes are not yet in effect, but are expected to be issued in the first quarter of 2006. We currently have certain tax disputes and are under audit by both the Commonwealth of Pennsylvania and the IRS, as outlined in Note 7 to the condensed consolidated financial statements. This proposed interpretation, if issued in its current form, would apply to both Holdings and Duquesne Light and would require recognition of a cumulative effect upon adoption. We are currently evaluating the overall impact of this proposed interpretation on both Holdings’ and Duquesne Light’s financial statements.

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

•	Cash flow, earnings, earnings growth, capitalization, capital expenditures and dividends will depend on the performance of Holdings’ subsidiaries, and board policy.

•	Demand for and pricing of electricity and landfill gas, changing market conditions, and weather conditions could affect earnings levels.

•	Duquesne Light’s earnings will be affected by the number of customers who choose to receive electric generation through POLR III, by our ability to negotiate appropriate terms with suitable generation suppliers, and by the performance of these suppliers.

•	Projected POLR supply requirements will depend on POLR customer retention, which in turn may depend on market generation prices, as well as the marketing efforts of competing generation suppliers.

•	Transmission and distribution rate base and earnings will depend on the ultimate structure of our rate cases, which in turn will be subject to PUC and FERC review and approval. Earnings will also be affected by rate base, equity and allowed return levels.

•	Regional transmission organization (RTO) rules and FERC-mandated transmission charges could affect earnings.

•	Changes in electric energy prices could affect earnings as the fair value of our energy commodity contracts fluctuates.

•	The amount and timing of any debt reduction or refinancing will depend on the availability of cash flows and appropriate replacement or refinancing vehicles.

•	The amount and timing of any securities issuance (debt or equity) will depend on financial market performance.

•	The credit ratings received from the rating agencies could affect the cost of borrowing, access to capital markets and liquidity.

•	Customer energy demand, fuel costs and plant operations could affect Duquesne Energy Solutions’ earnings.

•	Competition, operating costs and gas prices could affect earnings and expansion plans in our landfill gas business.

•	Earnings with respect to synthetic fuel operations, landfill gas and affordable housing investments will depend, in part, on the continued availability of, and compliance with the requirements for, applicable federal tax credits. The availability of synthetic fuel and landfill gas tax credits depends in part on the average well-head price per barrel of domestic crude oil.

•	Demand for dark fiber will affect DQE Communications’ earnings.

•	The final resolution of proposed adjustments regarding state income tax liabilities (which could depend on negotiations with the appropriate authorities) could affect financial position, earnings, and cash flows.

•	Overall performance by Holdings and its affiliates could be affected by economic, competitive, regulatory, governmental and technological factors affecting operations, markets, products, services and prices, as well as the factors discussed in Holdings’ SEC filings made to date.

RESULTS OF OPERATIONS

Duquesne Light reports the following business segments: (1) transmission and distribution of electricity (electricity delivery business segment), (2) supply of electricity by Duquesne Light (Duquesne Light supply business segment), and (3) collection of transition costs (CTC business segment).

Holdings reports the following business segments: (1) transmission and distribution of electricity (electricity delivery business segment), (2) supply of electricity (which includes the Duquesne Light supply business segment and beginning in 2005, supply by DLE) (electricity supply business segment), (3) collection of transition costs (CTC business segment), (4) DES’ development, operation and maintenance of energy and, for a single customer, synthetic fuel facilities (Energy Solutions business segment), (5) DQE Financial’s collection and processing of landfill gas and management of structured finance and alternative energy investments (Financial business segment), and (6) DQE Communications’ operation, maintenance and leasing of its fiber optic based network (Communications business segment). We also report an “all other” category which includes our other subsidiaries that are below the quantitative threshold for disclosure. These subsidiaries provide corporate administrative functions, financing, and insurance services for our various affiliates.

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

Effective January 1, 2005, residential and small commercial customers remaining on POLR service saw an average increase of 11.5% above their POLR II generation rates, reflecting the increase in market energy prices in the time since the POLR II rates were established. Despite this increase in rates, residential and small commercial customer retention has increased to 74% in the first nine months of 2005 compared to 73% in the first nine months of 2004.

Also effective January 1, 2005, Duquesne Light is meeting its POLR III energy supply requirements for residential and small commercial customers through Duquesne Power’s portfolio of energy and capacity supply contracts with multiple investment-grade counter-parties as well as through interactions with PJM Interconnection (PJM). This change in energy supply strategy is designed to provide the opportunity to earn a larger margin in the supply business. While taking on increased commodity price risk, we have decreased our supplier credit/default risk. The increased commodity price risk has been managed at a prudent level through the portfolio of energy commodity contracts. Because some of these contracts are not settled at the Duquesne Light zone, they are accounted for on a mark-to-market basis, with changes in the fair value of these contracts recorded currently in earnings in 2005 unless certain hedge accounting criteria are met. To the extent the hedges are determined to be effective, the changes in the value of these contracts are included in the statement of comprehensive income, net of deferred taxes. Amounts recorded in the statement of comprehensive income related to cash flow hedges will be recognized in earnings as the related contracts are settled.

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

For large business customers, effective January 1, 2005, the POLR energy supply product is a fluctuating hourly-priced service. Additionally, for a limited time, Duquesne Light offers a fixed-price service whose rate has increased by an average of more than 20% reflecting the results of a competitive wholesale request-for-proposal conducted in the fall of 2004. Duquesne Light continues to meet its POLR energy supply requirement for large customers through interactions with PJM and with full requirements contracts, now with two investment-grade suppliers. Because of the volatility of hourly-priced POLR service and the increase in the fixed-price rates, POLR retention for large commercial and industrial customers has decreased from 60% in the first nine months of 2004 to 22% in the first nine months of 2005. It is anticipated that the POLR retention rate will continue to decline throughout 2005.

Under the POLR II arrangement that ended December 31, 2004, Duquesne Light earned a margin on each MWh sold to its large commercial and industrial customers. During the three and nine months ended September 30, 2004, Duquesne Light earned net income of $1.1 million and $3.6 million in the supply business related to sales to its large commercial and industrial customers. Under the POLR III arrangement that became effective January 1, 2005, Duquesne Light no longer earns a margin in the supply business on these sales.

In response to the change in large customer POLR service, DLE has begun to offer competitive electric generation (EGS) service to customers in the Duquesne Light service territory. The DLE supply requirements are managed together with the Duquesne Light residential and small commercial customer POLR III supply requirements by Duquesne Power.

Overall Performance

Three months ended September 30, 2005. Our net income was $43.6 million, or $0.56 basic earnings per share in the third quarter of 2005, compared to $23.6 million, or $0.31 basic earnings per share, in the third quarter of 2004. The average shares outstanding increased 1.2 million, or 1.6%, compared to 2004.

Our income from continuing operations was $43.5 million, or $0.56 basic earnings per share, in the third quarter of 2005, compared to $23.4 million, or $0.31 basic earnings per share, in the third quarter of 2004. The increase of $20.1 million is primarily due to an $11.7 million after-tax gain recorded in the Energy Solutions business segment related to the sale of an equity investment in an energy facility operating partnership during the third quarter of 2005, and a $10.3 million increase in earnings at Duquesne Light, discussed below.

Duquesne Light’s earnings available for common stock were $25.3 million in the third quarter of 2005, compared to $15.0 million in the third quarter of 2004, an increase of $10.3 million, or 68.7%. This was primarily due to a $9.5 million increase in earnings from Duquesne Light’s electricity supply business segment. This increase includes a $6.5 million after-tax increase in earnings as a result of an increase in the fair value of the mark-to-market energy contracts since June 30, 2005 and a $4.8 million after-tax charge related to the termination of the acquisition of the Sunbury generation station that was included in the third quarter of 2004 results. These increases were partially offset by a $1.8 million decrease in earnings primarily due to the fact that Duquesne Light earns no margin on sales to large commercial and industrial customers under the POLR III arrangement.

Nine months ended September 30, 2005. Our net income was $100.1 million, or $1.29 basic earnings per share in the first nine months of 2005, compared to $68.8 million, or $0.90 basic earnings per share, in the first nine months of 2004. The average shares outstanding increased 1.3 million, or 1.7%, compared to 2004.

Our income from continuing operations was $99.7 million, or $1.28 basic earnings per share, in the first nine months of 2005, compared to $68.1 million, or $0.89 basic earnings per share, in the first nine months of 2004. The increase of $31.6 million is primarily due to the $11.7 million after-tax gain recorded in the Energy Solutions business segment discussed above, a $9.3 million increase in earnings at Duquesne Light, discussed below, the elimination of $3.7 million of after-tax interest costs at DQE Capital Corporation related to the long-term debt redeemed in the fourth quarter of 2004, and a $3.1 million increase in earnings from operations related to pipeline quality landfill gas. These increases were partially offset by $1.4 million of additional after-tax interest costs related to the issuance of $320 million of senior unsecured notes at Holdings in August 2005.

Duquesne Light’s earnings available for common stock were $57.8 million in the first nine months of 2005, compared to $48.5 million in the first nine months of 2004, an increase of $9.3 million, or 19.2%. The increase was primarily due to a $17 million increase in earnings from Duquesne Light’s supply business segment, primarily as a result of a $13.1 million after-tax increase in the fair value of the mark-to-market energy contracts at Duquesne Power since December 31, 2004, and the $4.8 million after-tax charge included in the 2004 results, discussed above. These increases were partially offset by a $7.7 million decrease in earnings from the electricity delivery business segment, primarily as a result of increases in operating expenses, interest expense and preferred dividends, as compared to the first nine months of 2004.

Business Segment Performance

Electricity Delivery Business Segment

Three months ended September 30, 2005. This segment reported earnings of $16.3 million in the third quarter of 2005, compared to $15.5 million in the third quarter of 2004, an increase of $0.8 million, or 5.2%. This increase was the result of increased revenues more than offsetting higher operating expenses.

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

The following table sets forth the MWh delivered to electric utility customers.

	MWh Delivered
	(In Thousands)
Third Quarter	2005	2004	Change
Residential	1,313	1,062	23.6%
Commercial	1,878	1,766	6.3%
Industrial	789	849	(7.1)%

	3,980	3,677	8.2%

Operating revenues increased $4.9 million, or 5.3%, compared to the third quarter of 2004. The increase was primarily due to increased MWh sales to residential and commercial customers as a result of the relatively hot weather that occurred in 2005 compared to 2004. These increased sales were more than sufficient to offset a decline in MWh sales to and revenue from the industrial sector, as well as the loss of ancillary services revenue in 2005 as this revenue is now being reported in the Duquesne Light supply business segment as a result of the POLR III arrangement.

Operating expenses consist primarily of costs to operate and maintain the transmission and distribution system; meter reading, billing and collection costs; customer service; administrative expenses; and non-income taxes, such as gross receipts, property and payroll taxes Operating expenses increased $3.1 million, or 7.6%, compared to the third quarter of 2004. Due to increased participation in the customer assistance program, collection costs increased $2.2 million compared to the third quarter of 2004. In addition, approximately $0.8 million of regulatory related expenses were incurred in the third quarter of 2005 related to preparation work for the upcoming distribution and transmission rate cases. Other cost increases are primarily due to the acceleration of the timing of certain maintenance projects in anticipation of significant capital expenditures to be done in the fourth quarter of 2005. Ancillary services expense decreased $2.1 million in the third quarter of 2005, due to the majority of this cost now being reported in the Duquesne Light supply segment as a result of the POLR III arrangement.

Nine months ended September 30, 2005. This segment reported earnings of $31.1 million in the first nine months of 2005, compared to $38.8 million in the first nine months of 2004, a decrease of $7.7 million, or 19.8%. The decrease was primarily the result of increases in operating expenses, interest expense and preferred dividends.

The following table sets forth the MWh delivered to electric utility customers.

	MWh Delivered
	(In Thousands)
First Nine Months	2005	2004	Change
Residential	3,182	2,954	7.7%
Commercial	5,130	4,971	3.2%
Industrial	2,381	2,457	(3.1)%

	10,693	10,382	3.0%

Operating expenses increased $8.3 million, or 6.7%, compared to the first nine months of 2004. As a result of the increased focus on Duquesne Light following the sale of several of Holdings’ non-complementary businesses, there are approximately $4.3 million of additional costs that were borne by this segment in the first nine months of 2005 compared to the prior year. Due to increased participation in the customer assistance program, collection costs increased $3.5 million compared to the first nine months of 2004. In addition, approximately $1.8 million of regulatory related expenses have been incurred in 2005 related to the filing for recovery of SECA charges and preparation work for the upcoming distribution and transmission rate cases. Other cost increases are primarily due to the acceleration of the timing of certain maintenance projects, as previously discussed. Ancillary services expense decreased $5.3 million in the first nine months of 2005, for the reason discussed above.

Interest and other charges increased $2.4 million, or 7.0%, compared to the first nine months of 2004, primarily due to $4.3 million in additional interest on the $200 million of 5.7% debt issued in May 2004, and $2.3 million in additional interest expense resulting from higher interest rates in 2005 on variable rate debt. These increases were partially offset by a $3.1 million reduction in interest due to the redemption of $151.5 million of subordinated debentures in the first six months of 2004.

Dividends on preferred and preference stock increased $1.4 million, or 30.4%, compared to the first nine months of 2004 due to the $75 million of 6.5% preferred stock issued in April 2004.

Dividends on Duquesne Light’s preferred stock are included in interest and other charges in the Holdings presentation of the Electricity Delivery Business Segment.

Duquesne Light Supply Business Segment

Three months ended September 30, 2005. As previously discussed, the factors impacting this segment in 2005 have significantly changed when compared to the prior year. The following table summarizes the earnings from this segment.

	Earnings
	(In Millions)
Third Quarter	2005	2004	Change
Residential and small commercial	$2.5	$3.2	$(0.7)
Large commercial and industrial	—	1.1	(1.1)
Mark-to-market of energy contracts	6.5	—	6.5
Acquisition termination cost	—	(4.8)	4.8

Total Earnings	$9.0	$(0.5)	$9.5

Under the POLR II arrangement in 2004, the margin on sales to residential and small commercial customers was a fixed dollar amount per MWh supplied, while under the POLR III arrangement in 2005, the margin on these customers is no longer fixed. The $0.7 million decrease in earnings from the residential and small commercial customers compared to the third quarter of 2004 reflects the higher POLR III rates as well as the seasonal effects on the costs to serve those customers. As previously stated, costs per MWh under the POLR III arrangement are expected to have a seasonal element, and are expected to be higher in the third quarter, reflecting peak energy consumption during the cooling season. Under the POLR II arrangement, Duquesne Light earned a margin per MWh on sales to large commercial and industrial customers, however there is no margin under the POLR III arrangement associated with these customers, which accounts for a $1.1 million decrease in earnings from the third quarter of 2004. In addition, certain energy contracts entered into by Duquesne Power are accounted for on a mark-to-market basis, with changes in the fair value of these contracts recorded currently in earnings in 2005. As shown above, the earnings from the Duquesne Light supply business segment were favorably impacted in the third quarter of 2005 by a $6.5 million after-tax increase in the fair value of these energy contracts. In the third quarter of 2004, Duquesne Light recorded a $4.8 million after-tax charge related to the termination of the acquisition of the Sunbury generation station.

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

The following tables set forth the MWh supplied.

	MWh Supplied
	(In Thousands)
Third Quarter	2005
	POLR I	POLR III	Total
Residential and small commercial	—	1,664	1,664
Large commercial and industrial	131	65	196

Total Retail	131	1,729	1,860

Wholesale			316

POLR Customers (MWh basis):

Residential and small commercial			74%
Large commercial and industrial			11%

	MWh Supplied
	(In Thousands)
Third Quarter	2004
	POLR I	POLR II	Total
Residential and small commercial	—	1,437	1,437
Large commercial and industrial	449	532	981

Total Retail	449	1,969	2,418

Wholesale			97

POLR Customers (MWh basis):

Residential and small commercial			73%
Large commercial and industrial			57%

Operating revenues increased $9.6 million, or 8.2%, compared to the third quarter of 2004. Effective January 1, 2005, Duquesne Light began operating under the POLR III arrangement, which allows for a higher average generation rate to be charged to customers compared to the POLR II arrangement. In addition, ancillary services revenue is now being reported in this segment, as previously discussed. These two items represent an approximate $25 million increase in operating revenues as compared to the third quarter of 2004. There was also an approximate $12 million increase in wholesale sales of electricity in the third quarter of 2005, primarily due to sales to DLE. As expected, there has been a significant decrease in MWh supplied to large commercial and industrial customers compared to 2004, as a higher percentage of these customers chose an alternative generation supplier in 2005. This resulted in an approximate $28 million decrease in operating revenues compared to the third quarter of 2004.

In 2005, operating expenses consist of (i) costs to obtain energy and capacity for Duquesne Light’s POLR service and to supply DLE, (ii) changes in the market value of derivative energy commodity contracts, (iii) administrative expenses at Duquesne Power, and (iv) gross receipts tax. In 2004, operating expenses consisted primarily of costs to obtain energy for our POLR service and gross receipts tax, both of which fluctuated directly with operating revenues.

Operating expenses increased $1.0 million, or 0.9%, compared to the third quarter of 2004. The cost for the energy supplied was approximately $10.5 million higher in the third quarter of 2005, but was offset by an increase in the fair value of the energy commodity contracts from June 30, 2005.

Nine months ended September 30, 2005. The following table summarizes the earnings from this segment.

	Earnings
	(In Millions)
First Nine Months	2005	2004	Change
Residential and small commercial	$13.5	$10.8	$2.7
Large commercial and industrial	—	3.6	(3.6)
Mark-to-market of energy contracts	13.1	—	13.1
Acquisition termination cost	—	(4.8)	4.8

Total Earnings	$26.6	$9.6	$17.0

The $2.7 million increase in the earnings from the residential and small commercial customers from the first nine months of 2004 reflects the higher POLR III rates as well as the seasonal effects on the costs to serve those customers. As previously stated, costs per MWh under the POLR III arrangement are expected to have a seasonal element, and are expected to be higher in the first and third quarters, reflecting the peak energy consumption in the heating and cooling seasons, and lower in the second quarter. Under the POLR II arrangement, Duquesne Light earned a margin per MWh on sales to large commercial and industrial customers, however there is no margin under the POLR III arrangement associated with these customers, and this accounts for a $3.6 million decrease in earnings from the first nine months of 2004. In addition, some of the energy contracts entered into by Duquesne Power are accounted for on a mark-to-market basis, with changes in the fair value of these contracts recorded currently in earnings in 2005. As shown above, the earnings from the Duquesne Light supply business segment were favorably impacted in the first nine months of 2005 by a $13.1 million after-tax increase in the fair value of these energy contracts since December 31, 2004. The results for 2004 included the $4.8 million after-tax charge related to the termination of the Sunbury acquisition.

The following tables set forth the MWh supplied.

	MWh Supplied
	(In Thousands)
First Nine Months	2005
	POLR I	POLR III	Total
Residential and small commercial	—	4,295	4,295
Large commercial and industrial	858	238	1,096

Total Retail	858	4,533	5,391

Wholesale			716

POLR Customers (MWh basis):

Residential and small commercial			74%
Large commercial and industrial			22%

	MWh Supplied
	(In Thousands)
First Nine Months	2004
	POLR I	POLR II	Total
Residential and small commercial	—	4,043	4,043
Large commercial and industrial	1,262	1,659	2,921

Total Retail	1,262	5,702	6,964

Wholesale			235

POLR Customers (MWh basis):

Residential and small commercial			73%
Large commercial and industrial			60%

Operating revenues increased $9.2 million, or 2.8%, compared to the first nine months of 2004. The combination of the higher average generation rate charged to customers under the POLR III arrangement, and the addition of the ancillary services revenue that is being reported in this segment in 2005 caused an approximate $49 million increase in operating revenues in the first nine months of 2005 compared to the prior year. In addition, there was an approximate $26 million increase in wholesale sales of electricity in the first nine months of 2005, due primarily to sales to DLE. As shown in the tables above, there has been a significant decrease in the MWh supplied to large commercial and industrial customers as a higher percentage of these customers chose an alternative generation supplier in 2005. This resulted in an approximate $66 million decrease in operating revenues as compared to the first nine months of 2004.

Operating expenses decreased $12.7 million, or 4.1%, compared to the first nine months of 2004, due primarily to the reduction in purchased power expense as a result of the increase in the fair value of the mark-to-market energy commodity contracts from December 31, 2004. This decrease was partially offset by increased selling, general and administrative expenses as well as gross receipts tax in 2005.

Electricity Supply Business Segment

Three and nine months ended September 30, 2005. Earnings from this segment include the results of the Duquesne Light supply business segment and, beginning January 1, 2005, the results of Holdings’ unregulated retail electric generation supplier, DLE. The revenues and energy and capacity costs relating to the full-requirements contract between Duquesne Power (which are included in the Duquesne Light supply business segment) and DLE are eliminated and instead DLE’s retail sales to its large commercial and industrial customers are presented. As a result, overall earnings and operating revenues and expenses of this segment are substantially unchanged from corresponding amounts discussed in the Duquesne Light supply business segment above.

The following tables set forth the retail MWh supplied to the electricity supply business segment customers.

	MWh Supplied
	(In Thousands)
Third Quarter	2005	2004
Duquesne Light	1,860	2,418
DLE	301	—

Total Retail	2,161	2,418

	MWh Supplied
	(In Thousands)
First Nine Months	2005	2004
Duquesne Light	5,391	6,964
DLE	639	—

Total Retail	6,030	6,964

Energy Solutions Business Segment.

Three months ended September 30, 2005. This segment reported income of $19.1 million in the second quarter of 2005, compared to $6.9 million in the second quarter of 2004, an increase of $12.2 million, or 176.8%. The increase is primarily due to an $11.7 million after-tax gain related to the sale of our equity investment in an energy facility operating partnership.

Operating revenues are derived primarily from the facility management services for synthetic fuel, industrial, and manufacturing customers. Operating revenues for the third quarter of 2005 increased $1.3 million, or 6.4%, compared to 2004 as a result of increased revenues from both the synthetic fuel and energy facility contracts in the third quarter of 2005.

Other income consisted of income from an equity investment in an energy facility operating partnership until its sale in the third quarter of 2005, and various other gains and losses. Other income increased $18.3 million from the third quarter of 2004 primarily as a result of an $18 million pre-tax gain on the sale of our equity investment previously discussed.

Nine months ended September 30, 2005. This segment reported income of $29.5 million in the first nine months of 2005, compared to $16.2 million in the first nine months of 2004, an increase of $13.3 million, or 82.1%. The increase is primarily due to the $11.7 million after-tax gain previously discussed and a $2.3 million increase in earnings from the synthetic fuel facilities management services contract.

Operating revenues for the first nine months of 2005 increased $3.7 million, or 7.4%, compared to 2004. The increase was primarily due to a $2.6 million increase in revenues related to the synthetic fuel facilities as a result of an approximate 6% increase in synthetic fuel production in the first nine months of 2005.

Other income increased $17.6 million from the first nine months of 2004 primarily as a result of the $18 million pre-tax gain previously discussed.

Financial Business Segment.

Three months ended September 30, 2005. This segment reported income of $4 million in the third quarter of 2005, compared to $6 million in the third quarter of 2004, a decrease of $2 million, or 33.3%, primarily due to a net after-tax reduction in earnings of $2.6 million in the third quarter of 2005 relating to the divestitures of certain equity investments. This decrease was partially offset by a $0.9 million increase in earnings from operations related to pipeline quality landfill gas.

Operating revenues are derived primarily from the sale of landfill gas and related services. Operating revenues for the third quarter of 2005 increased $3.8 million, or 50.7%, compared to 2004. The increase is primarily the result of $1.9 million of revenues included in the results for the third quarter of 2005 related to the consolidation of WET as a result of our purchase of the remaining 50% interest in the company in the fourth quarter of 2004. In addition, there was a $1.8 million increase in pipeline quality landfill gas sales in the third quarter of 2005, compared to the same period in 2004. This increase is a result of an approximate 42% increase in the average price of pipeline quality landfill gas, which more than offset the approximate 7% decrease in volumes of pipeline quality landfill gas sold primarily as a result of planned outages that occurred in the third quarter of 2005.

Operating expenses consist of various costs to operate and maintain the landfill gas sites, as well as expenses related to alternative fuel investments. Operating expenses increased $2.2 million, or 20.6%, compared to the third quarter of 2004, primarily due to $1.6 million of net operating expenses included in the results for the third quarter of 2005 related to the consolidation of WET.

Other income consists of income from the structured lease, affordable housing and equity investments, and various other gains and losses. Other income decreased $1.9 million compared to the third quarter of 2004, primarily due a $1.3 million pre-tax loss from the sale of an investment in a leveraged lease transaction.

Income taxes consist of our provision for federal income taxes as well as the tax credits generated from our synthetic fuel limited partnership, landfill gas and affordable housing investments. The income tax benefit for the third quarter of 2005 decreased $1.6 million, or 20.5%, compared to 2004 due to a $2 million decrease in tax credits generated in the third quarter of 2005, primarily as a result of our sale of 50% of our investment in the synthetic fuel partnership in 2004.

Nine months ended September 30, 2005. This segment reported income of $22.8 million in the first nine months of 2005, compared to $19.7 million in the first nine months of 2004, an increase of $3.1 million, or 15.7%, primarily due to a $3.1 million increase in earnings from operations related to pipeline quality landfill gas.

Operating revenues for the first nine months of 2005 increased $10.1 million, or 45.5%, compared to 2004. The increase is primarily the result of $6.3 million of revenue included in the results for the first nine months of 2005 related to the consolidation of WET. In addition, there was a $4 million increase in pipeline quality landfill gas sales as a result of an approximate 22% increase in the average price of pipeline quality landfill gas sold in the first nine months of 2005, compared to the same period in 2004.

Operating expenses increased $3.4 million, or 10.9%, compared to the first nine months of 2004, primarily due to $4.4 million of net operating expenses for the first nine months of 2005 related to the consolidation of WET.

Other income for the first nine months of 2005 increased $5.2 million, or 102%, compared to 2004, primarily due to the pre-tax gain of $7.1 million related to the sale of the investment in a natural gas partnership. These increases were partially offset by a $2.4 million decrease in other income in the first nine months of 2005 due to the consolidation of the affordable housing investments as described below.

The benefit from limited partners’ interest reflects the portion of the losses related to the affordable housing guarantee funds that are not owned by the DQE Financial subsidiary as a result of the consolidation of the affordable housing investments effective March 31, 2004.

The income tax benefit for the first nine months of 2005 decreased $10.8 million, or 47.2%, compared to 2004, due to a $5.9 million decrease in tax credits generated in the first nine months of 2005, primarily due to the sale of 50% of our investment in the synthetic fuel partnership as previously discussed, and the increase in pre-tax earnings in the first nine months of 2005 as compared to 2004.

Communications Business Segment.

Three and nine months ended September 30, 2005. This segment reported income of $0.7 million in the third quarter of 2005, compared to $0.6 million in the third quarter of 2004, an increase of $0.1 million, or 16.7%. This segment reported income of $1.9 million in the first nine months of 2005, compared to $1.3 million in the first nine months of 2004, an increase of $0.6 million, or 46.2%. The increases are primarily due to increases in revenues from new and existing customers.

All Other.

Three months ended September 30, 2005. The all other category reported a loss of $5.6 million in the third quarter of 2005, compared to a loss of $4.8 million in the third quarter of 2004, a decrease of $0.8 million, or 16.7%. The decrease is primarily due to an increase in operating expenses, due in large part to costs related to the current IRS audits.

Nine months ended September 30, 2005. The all other category reported a loss of $11.9 million in the first nine months of 2005, compared to a loss of $17.3 million in the first nine months of 2004, an improvement of $5.4 million, or 31.2%. The improvement is primarily due to the elimination of $3.7 million of after-tax interest costs related to the retirement of $100 million of debt in the fourth quarter of 2004 and a $2.4 million after-tax gain recorded at Holdings resulting from the favorable settlement of an interest rate lock arrangement in 2005. These improvements were partially offset by $1.4 million of additional after-tax interest costs related to the issuance of $320 million of senior unsecured notes at Holdings in August 2005.

LIQUIDITY AND CAPITAL RESOURCES

Capital Expenditures

In the first nine months of 2005, Duquesne Light spent $73.9 million of capital expenditures for electric utility construction. In addition, Holdings spent $2.8 million of capital expenditures relating to its other business lines and other investments. We estimate that during 2005, Duquesne Light will spend, excluding the allowance for funds used during construction, approximately $150 million for electric utility construction related to its transmission and distribution infrastructure, and Holdings will spend approximately $5 million for construction by its other businesses.

Financing Plan

During August 2005, Holdings issued $200 million of 5.5% senior notes due August 15, 2015 and $120 million of 6.25% senior notes due August 15, 2035. Proceeds were used to repay the $250 million intercompany loan with Duquesne Light and approximately $37 million of variable rate borrowings under Holdings’ credit facility. The remaining balance was used for general corporate purposes.

Duquesne Light used the proceeds received from the repayment of Holdings’ intercompany loan plus available cash to purchase at par upon mandatory tender $320.1 million of variable rate Pollution Control Revenue Refunding Bonds (PCRBs) with maturity dates ranging from 2020 to 2033. This purchase was in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and is presented on Duquesne Light’s balance sheet as an extinguishment of debt, because Duquesne Light is the primary obligor of the PCRBs. Duquesne Light could remarket all of the PCRBs at future dates to refinance higher cost securities, fund infrastructure investments, and for general corporate purposes.

Duquesne Light has embarked on a significant infrastructure investment program and plans to fund the program using equity infusions from Holdings and available cash. This financing plan originally included an equity issuance by Holdings of up to $150 million, however the ultimate amount of equity issued may be less, depending on a number of factors, including available cash. We continue to explore other sources of funds for the infrastructure investment, including the potential divestiture of certain non-core assets. The timing of the equity issuance will depend on the need for funds, and may occur as late as nine months after the distribution rate case is filed with the PUC, as discussed below in “Rate Matters.”

Liquidity

On October 18 2005, we filed a shelf registration statement for up to $400 million of preferred stock, common stock, stock purchase contracts, stock purchase units, warrants and debt securities, to be issued from time to time. Our ability to issue such securities will depend on, among other things, market demand, interest rates, and corporate strategy.

During the first ten months of 2005, Holdings received cumulative cash proceeds from dispositions of certain non-core assets totaling approximately $60 million. Holdings anticipates additional proceeds of approximately $5 million related to sales of two additional energy facility management projects that are expected to close in the fourth quarter of 2005. Also in 2005, Holdings settled a series of interest rate lock agreements for cumulative cash proceeds of $11.4 million. These proceeds are to be used to fund capital expenditures and for general corporate purposes.

In addition, during the first quarter of 2005, Duquesne Light contributed $32.1 million to its pension plans, pursuant to a 2001 PUC order.

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

Bank Credit Facilities. Prior to July 27, 2005 Holdings and Duquesne Light maintained unsecured credit facilities (Prior Revolvers) expiring in September 2007, Holdings for $175 million and Duquesne Light for $100 million. On July 27, 2005 the Prior Revolvers were amended and extended to July 2010 (2005 Revolvers). Holdings 2005 Revolver is for $200 million and Duquesne Light’s 2005 Revolver is for $100 million. Both 2005 Revolvers permit borrowings at interest rates of LIBOR (plus a margin of 0.40% to 1.00%) or an alternate base rate, as defined in the credit facilities. Both 2005 Revolvers have commitment fees applicable to the remaining available amount. Interest rates and commitment fees are based on the borrower’s then-current senior unsecured credit rating. Both 2005 Revolvers are subject to cross-default if the borrower or any of its subsidiaries defaults on any payment due under any indebtedness exceeding $50 million. Undrawn amounts under both 2005 Revolvers are fully available for the issuance of letters of credit.

Under our Prior Revolvers and 2005 Revolvers, we are subject to financial covenants requiring each of Holdings and Duquesne Light to maintain a debt-to-capitalization ratio of not more than 65%, as defined in the facilities. In addition, Holdings is required to maintain a minimum coverage ratio of 2-to-1, as defined in the facilities. As of September 30, 2005, we were in compliance with the applicable covenants.

As of September 30, 2005, our total borrowing capacity under our 2005 Revolvers and the use of this borrowing capacity were as follows:

	Committed Capacity	Borrowed	LOCs Issued	Available Capacity
Holdings	$200.0	$—	$55.4	$144.6
Duquesne Light	100.0	—	6.7	93.3

Total	$300.0	$—	$62.1	$237.9

During the first nine months of 2005, the maximum amount of credit facility borrowings outstanding was $50 million (all at Holdings), the average daily borrowings were $6.1 million and the weighted average daily interest rate was 4.15%. As of September 30, 2005, Holdings had $18.2 million of outstanding letters of credit (LOCs) (including $12.7 million at Duquesne Light) unrelated to the credit facilities.

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

As previously reported, the FERC has issued a series of orders eliminating the regional through and out rates (RTOR) for certain transmission services between the Midwest Independent System Operator (MISO) and PJM effective December 1, 2004. A transitional pricing mechanism called the seams elimination charge adjustment (SECA) has been put in place through March 2006 in order to compensate transmission owners for the estimated revenue lost as a result of the elimination of the RTOR. Total SECA charges for the Duquesne Light zone are expected to be approximately $39 million. The FERC has accepted revised compliance filings implementing SECA charges among load-serving entities within the Duquesne Light zone. Under that filing, Duquesne Light was allocated approximately $11 million of the SECA charges. The other load-serving entities in the Duquesne Light zone were allocated the remainder of such charges. DLE’s allocation of SECA charges will depend on the amount of load it serves; based on current load, DLE’s allocation is expected to be approximately $1.8 million.

The SECA charges must be paid by load-serving entities within the Duquesne Light zone on a current basis. In June 2005, Duquesne Light filed a request with the PUC for permission to pass SECA charges through to its POLR customers. This request was granted, subject to disposition of any complaints filed against the request, by the PUC in August 2005. Duquesne Light has put these charges into effect for service beginning August 26, 2005. However, if the FERC ultimately adopts a SECA level and allocation method that differs from the proposed charges initially accepted by the FERC for billing purposes, refunds or surcharges will be used to compensate or charge the appropriate entity for the difference between the amounts initially accepted by the FERC and the amounts ultimately determined to be just and reasonable by the FERC. The final amount of our SECA obligations therefore remains uncertain.

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

Interest Rate Risk. Currently, neither Holdings nor Duquesne Light have any variable interest rate debt outstanding. We manage our interest rate risk by retiring and issuing debt from time to time and by maintaining a range of maturity dates. A 10% reduction in interest rates would have increased the market value of fixed-rate debt by approximately $36.1 million for Holdings and $27.6 million for Duquesne Light as of September 30, 2005. Such changes would not have had a significant near-term effect on our future earnings or cash flows.

In anticipation of the August 2005 issuance of $320 million of senior unsecured debt Holdings entered into a series of interest rate lock agreements during the second quarter of 2005 to hedge exposure to interest rate fluctuations for $250 million of the senior unsecured debt. These agreements were designated as cash flow hedges under SFAS No. 133. Holdings settled the rate lock agreements in conjunction with the issuance of the debt, therefore the hedge was determined to be 100% effective. As a result of the settlement, Holdings received $7.4 million in cash and recorded $4.3 million in the statement of comprehensive income, net of deferred taxes of $3.1 million. Amounts recorded in comprehensive income related to these agreements will be recognized as an approximate $0.3 million reduction of annual interest expense through August 2015, and an approximate $0.2 million annual reduction from September 2015 through August 2035.

Commodity Price Risk. Both Holdings and Duquesne Light are exposed to commodity price risk arising from market price fluctuations in electricity supply. We manage this risk by entering into energy commodity contracts, principally through Duquesne Power.

The energy commodity contracts have been structured to begin and end primarily during the POLR III time period. The net result of these transactions is that, as of September 30, 2005, Duquesne Power had secured substantially all of the combined expected load obligation for its full-requirements contracts with Duquesne Light and DLE.

If Duquesne Power does not enter into contracts for the remaining portion of its anticipated obligations, it will acquire the necessary supply through spot market purchases, and will therefore be exposed to market risk. Assuming Duquesne Power were to make such spot market purchases, we performed a sensitivity analysis using a hypothetical 10% increase in the projected forward market prices of electricity supply in our valuation model. The analysis indicated that such market movements would change the projected cost of acquiring electricity supply by approximately $3.5 million for the remaining POLR III period through 2007. The projected forward market prices used in our valuation model are derived from broker quotes for the applicable delivery points for both on-peak and off-peak power. Our valuation model seasonalizes annual or quarterly prices based on historical trends. Actual costs in the future may differ significantly from our analysis, however, based on changes in the timing and amount of commodity price fluctuations and our actual exposures.

The fair value of the sale contracts, and certain purchase contracts that are classified as derivative instruments, is recorded as mark-to-market derivative assets or liabilities in the condensed consolidated financial statements.

The mark-to-market contracts are exposed to commodity price risk based on price changes in the forward energy market. Therefore, as the forward market prices change, so will the fair value of these contracts. A hypothetical 10% increase or decrease in the projected forward market prices of electricity supply would increase or decrease the fair value of our mark-to-market energy contracts by approximately $10.9 million as of September 30, 2005.

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

During the third quarter of 2005, one alternative supplier notified Duquesne Light that their customers would be returning to POLR service beginning in the fourth quarter of 2005. Had these customers been served under the POLR arrangement during the nine months ended September 30, 2005, the POLR retention for residential and small commercial customers would have increased approximately 1%. Once these customers return to POLR service, essentially all of the residential customers that are not currently on POLR service are served by one alternative supplier. Should this alternative supplier also return these residential customers to POLR service, the POLR retention for residential and small commercial customers would increase approximately 10%.

We mitigate risks associated with our POLR obligation by contracting for firm energy purchases within a range of probabilities based on historical customer retention rates and switching trends along with projected forward energy prices.

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

As of September 30, 2005, Duquesne Power has contracted to purchase from one supplier approximately 56%, 40% and 35% of the notional values of the energy commodity contracts for the years ended December 31, 2005, 2006 and 2007, with no other supplier representing as much as 25% for each of the respective years.

Duquesne Power’s energy commodity contracts contain certain safeguards designed to mitigate potential losses by requiring collateral to be posted by either party depending on changes in energy or capacity prices.

As of October 31, 2005, no collateral was required to be posted under these contracts.

Duquesne Light purchases energy and capacity, beginning January 1, 2005, under a full-requirements contract from two investment grade suppliers for sale to its large commercial and industrial customers receiving fixed-price POLR III service. Duquesne Light’s contracts only require collateral to be posted by the counter-party. As of October 31, no collateral was required to be posted under these contracts.

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

Tax Credit Phase-Out. Section 29 tax credits are subject to a phase-out provision that reduces tax credits as the average annual wellhead price per barrel of domestic crude oil increases into an inflation-adjusted phase-out range. For 2004, the tax credit would have begun to phase out if the annual average wellhead price of domestic crude oil had exceeded $51.35 per barrel and would have been completely phased out if the annual average wellhead price of domestic crude oil had exceeded $64.47 per barrel.

The 2005 phase-out range will be calculated using inflation rates published in 2006 by the IRS. We have estimated that for 2005 the tax credits will begin to phase out if the annual average wellhead price of domestic crude oil exceeds approximately $52 per barrel and will be completely phased out if that price exceeds approximately $66 per barrel. For the first ten months of 2005 the estimated average wellhead price was approximately $50 per barrel. In order for the price to reach the low end of the phase-out range, the estimated average wellhead price would need to be approximately $64 per barrel for the remainder of 2005. Based on both the average wellhead price to date and current futures prices for the remaining months of 2005, we do not anticipate that there will be a phase-out of tax credits in 2005.

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

In addition, as of September 30, 2005, we have certain tangible and intangible assets related to DQE Financial’s landfill gas operations with a net book value of approximately $6 million that may become impaired if domestic crude oil prices continue to increase in the future. As of September 30, 2005, we have no net book value related to synthetic fuel assets or investments.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in Holdings’ or Duquesne Light’s internal control over financial reporting during the third quarter that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

Shareholder Class Action. In October and November 2001, a number of putative class action lawsuits were filed by purported shareholders of Holdings against Holdings and David Marshall, our former chairman, chief executive officer and president, in the United States District Court for the Western District of Pennsylvania. These cases were consolidated under the caption In re DQE, Inc. Securities Litigation, Master File No. 01-1851 (W.D. Pa.), and the plaintiffs filed a second consolidated amended complaint on April 15, 2002. The complaint alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (Exchange Act) and Rule 10b-5 promulgated thereunder, and Section 12(a)(2) of the Securities Act of 1933 (Securities Act). The complaint also alleged controlling person liability under Section 20(a) of the Exchange Act and Section 15 of the Securities Act. The complaint alleged that between December 6, 2000 and April 30, 2001, the defendants issued a number of materially false and misleading statements concerning investments made by our subsidiary, DQE Enterprises, Inc., and the impact that these investments would have on our current and future financial results.

On May 20, 2003, the court certified a class to include purchasers of our common stock during the period from December 6, 2000 through April 30, 2001, and a sub-class to include purchasers of our common stock through our dividend reinvestment and stock purchase plan during the same period.

On October 7, 2005 the court approved a final settlement of all claims. Our insurance covers the settlement in full.

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

Duquesne Light Holdings, Inc.
(Registrant)

Date: November 8, 2005	/s/ Mark E. Kaplan
(Signature)
Mark E. Kaplan
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer)

Date: November 8, 2005	/s/ Susan S. Mullins
(Signature)
Susan S. Mullins
Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant identified below has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Duquesne Light Company
(Registrant)

Date: November 8, 2005	/s/ Mark E. Kaplan
(Signature)
Mark E. Kaplan
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer)

Date: November 8, 2005	/s/ Susan S. Mullins
(Signature)
Susan S. Mullins
Controller
(Principal Accounting Officer)