Form 10-Q
period 2006-03-31
DUQUESNE LIGHT CO; DUQUESNE LIGHT HOLDINGS INC
filed 2006-05-10
CIK 30573, 846930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                      to

Registrant; State of Incorporation;
Commission File Number	Address; Telephone Number	IRS Employer Identification No.
1-10290	Duquesne Light Holdings, Inc.	25-1598483
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

Duquesne Light Holdings, Inc.	Yes ☑ No ☐
Duquesne Light Company	Yes ☑ No ☐
Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Duquesne Light Holdings, Inc.	Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Duquesne Light Company	Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether either registrant is a shell company (as defined in Rule 12b-2 of the Act).

Duquesne Light Holdings, Inc.	Yes ☐ No ☑
Duquesne Light Company	Yes ☐ No ☑
As of April 30, 2006, there were 78,365,124 shares of Duquesne Light Holdings, Inc.’s single class of common stock outstanding.
As of April 30, 2006, there were 10 shares of Duquesne Light Company’s single class of common stock outstanding, all held by Duquesne Light Holdings, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Duquesne Light Holdings, Inc.
Condensed Consolidated Statements of Income (Unaudited)

	(All Amounts in Millions,
	Except Per Share Amounts)
	Three Months Ended March 31,
	2006	2005

Operating Revenues:
Retail sales of electricity	$187.6	$186.7
Other	36.3	32.0

Total Operating Revenues	223.9	218.7

Operating Expenses:
Purchased power	96.5	81.6
Other operating and maintenance	57.7	55.7
Depreciation and amortization	20.7	20.5
Taxes other than income taxes	13.7	13.8

Total Operating Expenses	188.6	171.6

Operating Income	35.3	47.1
Investment and Other Income	4.3	15.5
Interest and Other Charges	(17.8)	(14.5)

Income from Continuing Operations Before Income Taxes and Limited Partners’ Interest	21.8	48.1
Income Tax Expense	(10.0)	(16.0)
Benefit from Limited Partners’ Interest	2.6	2.5

Income from Continuing Operations	14.4	34.6
Income from Discontinued Operations — Net (Note 8)	—	0.4

Net Income	$14.4	$35.0

Average Number of Common Shares Outstanding	78.2	77.3

Basic Earnings Per Share of Common Stock:
Earnings from Continuing Operations	$0.18	$0.45
Earnings from Discontinued Operations	—	—

Basic Earnings Per Share of Common Stock	$0.18	$0.45

Diluted Earnings Per Share of Common Stock:
Earnings from Continuing Operations	$0.18	$0.45
Earnings from Discontinued Operations	—	—

Diluted Earnings Per Share of Common Stock	$0.18	$0.45

Dividends Declared Per Share of Common Stock	$0.25	$0.25

See notes to condensed consolidated financial statements.

Duquesne Light Holdings, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	(Millions of Dollars)
	March 31,	December 31,
	2006	2005

Assets
Current Assets:
Cash and temporary cash investments	$21.6	$79.2
Receivables	130.7	114.3
Prepaid expenses	39.3	6.9
Other	50.5	91.8
Discontinued operations	—	1.7

Total Current Assets	242.1	293.9

Long-Term Investments	549.5	549.9

Property, Plant and Equipment:
Property plant and equipment	2,360.1	2,315.6
Less: Accumulated depreciation and amortization	(782.2)	(773.5)

Property, Plant and Equipment — Net	1,577.9	1,542.1

Other Non-Current Assets:
Regulatory assets	298.6	300.0
Other	132.2	134.7

Total Other Non-Current Assets	430.8	434.7

Total Assets	$2,800.3	$2,820.6

Liabilities and Capitalization
Current Liabilities:
Short-term debt and current debt maturities	$88.3	$40.3
Accounts payable	93.5	93.0
Other	151.4	182.7
Discontinued operations	1.4	2.5

Total Current Liabilities	334.6	318.5

Non-Current Liabilities:
Deferred income taxes — net	453.3	451.4
Other	221.6	254.1

Total Non-Current Liabilities	674.9	705.5

Limited partners’ interest	32.9	35.4
Commitments and Contingencies (Note 7)

Capitalization:
Long-term debt	957.8	957.8
Preferred and Preference Stock	147.9	147.5

Common Shareholders’ Equity:
Common stock — no par value (authorized — 187,500,000 shares; issued — 126,929,154 shares)	1,198.1	1,200.5
Retained earnings	594.9	600.0
Treasury stock (at cost) (48,742,956 and 48,935,435 shares)	(1,128.0)	(1,132.5)
Unearned compensation	—	(1.8)
Accumulated other comprehensive loss	(12.8)	(10.3)

Total Common Shareholders’ Equity	652.2	655.9

Total Capitalization	1,757.9	1,761.2

Total Liabilities and Capitalization	$2,800.3	$2,820.6

See notes to condensed consolidated financial statements.

Duquesne Light Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	(Millions of Dollars)
	Three Months Ended March 31,
	2006	2005

Cash Flows from Operating Activities:
Net income	$14.4	$35.0
Adjustments to reconcile net income to net cash provided from operating activities	28.8	(27.3)
Changes in working capital other than cash	(70.1)	(40.9)
Discontinued operations	0.6	(0.1)

Net Cash Used in Operating Activities	(26.3)	(33.3)

Cash Flows from Investing Activities:
Capital expenditures	(62.2)	(16.7)
Proceeds from disposition of investments/assets	1.1	13.9
Other	(2.2)	0.1
Discontinued operations	—	0.9

Net Cash Used in Investing Activities	(63.3)	(1.8)

Cash Flows from Financing Activities:
Revolving credit facility borrowings, net	48.0	5.0
Dividends on common and preferred stock	(16.9)	(16.7)
Other	0.9	0.5

Net Cash Provided from (Used in) Financing Activities	32.0	(11.2)

Net decrease in cash and temporary cash investments	(57.6)	(46.3)
Cash and temporary cash investments at beginning of period	79.2	62.7

Cash and temporary cash investments at end of period	$21.6	$16.4

Supplemental Cash Flow Information
Capital expenditures included in accounts payable	$12.0	$—

Cash paid during the period:
Interest (net of amount capitalized)	$17.1	$9.0
Income taxes paid (refunded)	$0.6	$(2.0)

See notes to condensed consolidated financial statements.
Duquesne Light Holdings, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	(Millions of Dollars)
	Three Months Ended March 31,
	2006	2005

Net income	$14.4	$35.0
Other comprehensive income:
Unrealized holding gains on cash flow hedging instruments, net of tax of $0.1 and $—	0.7	—
Reclassification adjustment for holding gains on cash flow hedging instruments, net of tax	(3.2)	—

Comprehensive income	$11.9	$35.0

See notes to condensed consolidated financial statements.

Duquesne Light Company
Condensed Consolidated Statements of Income (Unaudited)

	(Millions of Dollars)
	Three Months Ended March 31,
	2006	2005

Operating Revenues:
Retail sales of electricity	$167.7	$179.1
Other	6.3	12.4

Total Operating Revenues	174.0	191.5

Operating Expenses:
Purchased power	86.6	82.0
Other operating and maintenance	35.8	36.2
Depreciation and amortization	18.5	17.8
Taxes other than income taxes	12.0	12.9

Total Operating Expenses	152.9	148.9

Operating Income	21.1	42.6
Investment and Other Income	2.3	5.8
Interest and Other Charges	(10.1)	(12.4)

Income Before Income Taxes	13.3	36.0
Income Tax Expense	4.9	14.1

Net Income	8.4	21.9
Dividends on Preferred and Preference Stock	2.0	2.0

Earnings Available for Common Stock	$6.4	$19.9

See notes to condensed consolidated financial statements.

Duquesne Light Company
Condensed Consolidated Balance Sheets (Unaudited)

	(Millions of Dollars)
	March 31,	December 31,
	2006	2005

Assets
Current Assets:
Cash and temporary cash investments	$21.1	$76.1
Receivables	87.7	93.8
Prepaid expenses	35.9	6.0
Other	32.5	33.2

Total Current Assets	177.2	209.1

Long-Term Investments	22.7	22.2

Property, Plant and Equipment:
Property, plant and equipment	2,278.0	2,235.8
Less: Accumulated depreciation and amortization	(745.8)	(738.5)

Property, Plant and Equipment — Net	1,532.2	1,497.3

Other Non-Current Assets:
Regulatory assets	298.6	300.0
Other	94.2	94.5

Total Other Non-Current Assets	392.8	394.5

Total Assets	$2,124.9	$2,123.1

Liabilities and Capitalization
Current Liabilities:
Accounts payable	$34.1	$46.8
Payable to affiliates	32.3	42.6
Accrued liabilities	57.3	59.9

Total Current Liabilities	123.7	149.3

Non-Current Liabilities:
Deferred income taxes — net	350.3	336.6
Other	202.8	223.6

Total Non-Current Liabilities	553.1	560.2

Commitments and Contingencies (Note 7)

Capitalization:
Long-term debt	636.5	636.5
Preferred and Preference Stock	146.9	146.5

Common Shareholder’s Equity:
Common stock (authorized — 90,000,000 shares; issued and outstanding — 10 shares)	—	—
Capital surplus	596.5	568.9
Retained earnings	94.5	88.2
Accumulated other comprehensive loss	(26.3)	(26.5)

Total Common Stockholder’s Equity	664.7	630.6

Total Capitalization	1,448.1	1,413.6

Total Liabilities and Capitalization	$2,124.9	$2,123.1

See notes to condensed consolidated financial statements.

Duquesne Light Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	(Millions of Dollars)
	Three Months Ended March 31,
	2006	2005

Cash Flows from Operating Activities:
Net income	$8.4	$21.9
Adjustments to reconcile net income to net cash provided from operating activities	15.6	(20.9)
Changes in working capital other than cash	(43.4)	(48.0)

Net Cash Used in Operating Activities	(19.4)	(47.0)

Cash Flows from Investing Activities:
Investment in DQE Capital cash pool	—	33.6
Construction expenditures	(59.8)	(16.2)
Other	(1.5)	(0.2)

Net Cash (Used in) Provided from Investing Activities	(61.3)	17.2

Cash Flows from Financing Activities:
Equity contribution from parent	27.6	—
Net borrowings under affiliate demand note	—	38.6
Dividends on common and preferred stock	(2.1)	(9.1)
Other	0.2	0.3

Net Cash Provided from Financing Activities	25.7	29.8

Net decrease in cash and temporary cash investments	(55.0)	—
Cash and temporary cash investments at beginning of period	76.1	—

Cash and temporary cash investments at end of period	$21.1	$—

Supplemental Cash Flow Information
Capital expenditures included in accounts payable	$12.0	$—

Cash paid during the period:

Interest (net of amount capitalized)	$7.1	$9.1

Income taxes paid	$0.5	$1.0

See notes to condensed consolidated financial statements.
Duquesne Light Company
Consolidated Statements of Comprehensive Income (Unaudited)

	(Millions of Dollars)
	Three Months Ended March 31,
	2006	2005

Net income	$8.4	$21.9
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the year, net of tax of $— and $(0.4)	0.2	(0.7)

Comprehensive income	$8.6	$21.2

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
     The consolidated financial statements of Holdings and Duquesne Light include their accounts and their wholly and majority owned subsidiaries. The equity method of accounting is used for 20% to 50% interests in other companies. Under the equity method, original investments are recorded at cost and adjusted by our share of undistributed earnings or losses of these companies. We consolidate variable interest entities for which we are the primary beneficiary, regardless of the ownership percentage held by us. In addition, all material intercompany balances and transactions have been eliminated in the consolidation.
Continuing Operations
     Duquesne Light is an electric utility engaged in the supply (through its provider-of-last-resort service (POLR)), transmission and distribution of electric energy.
     Duquesne Power, LLC, an unregulated subsidiary, maintains a portfolio of energy commodity contracts to provide full-requirements energy supply contracts for both (i) Duquesne Light’s residential and small commercial POLR customers and (ii) Duquesne Light Energy, LLC’s (DLE) large commercial and industrial customers. These energy commodity contracts are with unrelated parties and include payment guarantees from Holdings. This entity was a subsidiary of Duquesne Light until December 31, 2005, at which time ownership was transferred to another Holdings subsidiary. The transfer effectively eliminated the net income included in Duquesne Light’s supply segment. The Holdings supply segment was not affected by the realignment.
     DLE is an unregulated, competitive, retail electric generation supplier that offers customized solutions tailored to meet its customers’ specific electricity needs. DLE’s primary focus is on the large commercial and industrial customer market segment in Duquesne Light’s service territory.
     Duquesne Energy Solutions, LLC (DES) is an energy facilities management company that provides energy outsourcing solutions including operation and maintenance of synthetic fuel and energy facilities.
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
     The interim financial information for the three month periods ended March 31, 2006 and 2005 is unaudited and has been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim information. This information does not include all footnotes which would be required for complete annual financial statements in accordance with accounting principles generally accepted in the United States of America.
     These statements should be read with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (SEC). The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the full year.
Earnings Per Share
     Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share are computed on the basis of the weighted average number of common shares outstanding, plus the effect of the outstanding Employee Stock Ownership Plan shares, Holdings preferred stock, stock options and other types of stock-based compensation, unless the inclusion would be anti-dilutive. The treasury stock method is used in computing the dilutive effect of stock options. This method assumes any proceeds obtained upon the exercise of options would be used to purchase common stock at the average market price during the period. The following table presents the numerators and denominators used in computing the diluted earnings per share from continuing operations for Holdings for the three months ended March 31, 2006 and 2005.
Diluted Earnings Per Share for the Three Months Ended March 31,

(Millions of Dollars)	2006	2005

Income from continuing operations	$14.4	$34.6
Dilutive effect of:
ESOP dividends	—	0.3

Diluted Earnings from Continuing Operations for Common Stock	$14.4	$34.9

(Millions of Shares)	2006	2005

Basic average shares	78.2	77.3

Dilutive effect of:
ESOP shares	—	0.8
Holdings preferred stock	—	0.1
Performance share awards and stock options	—	0.2

Diluted average shares	78.2	78.4

Diluted Earnings Per Share from Continuing Operations	$0.18	$0.45

Note: In 2006, the incremental shares from assumed conversions of ESOP shares are not included in computing diluted per-share amounts because they are anti-dilutive.
2. RATE MATTERS
     Duquesne Light customers may choose to receive their electric energy from an alternative generation supplier; otherwise they will be served through Duquesne Light’s POLR arrangements. Customers who select an alternative generation supplier pay for generation charges set by that supplier, and pay Duquesne Light both transmission and distribution charges.
     One option for our large commercial and industrial customers, which is available through May 31, 2006, is a fixed price service based upon the results of a competitive request-for-proposal process. In January 2006, Duquesne Light requested and received approval from the Pennsylvania Public Utility Commission (PUC) to extend the fixed-price service offering for an additional year. This offering will be subject to the results of another competitive wholesale request-for-proposal to be conducted.
     Total seams elimination charge adjustment (SECA) charges for the Duquesne Light zone were expected to be approximately $39 million, of which $11.3 million was allocated to Duquesne Light during the period of January 1, 2005 through March 31, 2006. The other load-serving entities in the Duquesne Light zone were allocated the remainder. DLE’s allocation of SECA charges for this same period was $1.9 million. The billing of SECA charges ended on March 31, 2006. If the Federal Energy Regulatory Commission (FERC) ultimately adopts a SECA level and allocation method that differs from the proposed charges initially accepted by the FERC for billing purposes, refunds or surcharges will be used to compensate or charge the appropriate entity for the difference between the amounts initially accepted by the FERC and the amounts ultimately determined to be just and reasonable by the FERC. The final amount of our SECA obligations therefore remains uncertain.
     As Duquesne Light was billed SECA charges, these amounts were reflected as regulatory assets. Beginning August 26, 2005, Duquesne Light began passing these SECA charges through to its POLR customers. As SECA revenue is recognized, the regulatory asset is amortized. As Duquesne Light is not earning a rate of return on the regulatory asset, SECA is an income neutral arrangement.

     As of March 31, 2006, Duquesne Light had unamortized SECA charges of $6.0 million in regulatory assets on the condensed consolidated balance sheets.
     In April 2006, Duquesne Light filed a distribution rate case with the PUC to recover the increased costs of service and to receive a fair return on its investments.
3. RECEIVABLES
     The components of receivables for the periods indicated are as follows:
Holdings

	(Millions of Dollars)
	March 31,	December 31,
	2006	2005

Electric customers	$74.5	$76.2
Unbilled electric customers	29.2	32.1
Other	47.1	27.1
Less: Allowance for uncollectible accounts	(20.1)	(21.1)

Total	$130.7	$114.3

Duquesne Light

	(Millions of Dollars)
	March 31,	December 31,
	2006	2005

Electric customers	$68.9	$72.5
Unbilled electric customers	25.6	28.9
Affiliate receivables	1.5	3.3
Other	11.5	9.9
Less: Allowance for uncollectible accounts	(19.8)	(20.8)

Total	$87.7	$93.8

4. DERIVATIVE INSTRUMENTS
     In the normal course of business, we have entered into various contracts to mitigate risks associated with fluctuations in market prices of electricity supply, pipeline quality landfill gas sales and interest rates that are accounted for as derivatives under the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. The contracts are in compliance with a Board-approved risk management policy that permits transactions for the prudent management of market related risks, and precludes any speculative transactions.
     The following table summarizes the derivative assets, liabilities and related accumulated other comprehensive income (AOCI) that are included in the Holdings condensed consolidated balance sheets:

	March 31, 2006
	(Millions of Dollars)
				AOCI
				Expected
				to be Re-
				classified
			AOCI,	to Earnings
	Assets	Liabilities	net	within 12 months

Mark-to-Market:
Energy contracts	$24.1	$10.1

Cash Flow Hedges:
Energy contracts	8.0	1.8	$3.8	$2.1
Interest rate lock	—	—	4.2	0.2
Natural gas price swap	5.4	—	2.9	2.9

Total	$37.5	$11.9	$10.9	$5.2

		December 31, 2005
	(Millions of Dollars)
	Assets	Liabilities	AOCI, net

Mark-to-Market:
Energy contracts	$42.9	$29.2

Cash Flow Hedges:
Energy contracts	15.8	—	$7.8
Interest rate lock	—	—	4.2
Natural gas price swap	2.2	—	1.3

Total	$60.9	$29.2	$13.3

Energy Contracts
     The change in the net derivative assets for contracts not accounted for as cash flow hedges of $0.3 million for the three months ended March 31, 2006, was recorded as an offset to purchased power expense in the Holdings condensed consolidated statements of income. For the three months ended March 31, 2005, the amount included as an offset to purchased power expense in both the Holdings and

Duquesne Light condensed consolidated statements of income was $14.2 million. In addition, for the three months ended March 31, 2006, $2.8 million related to hedge ineffectiveness of energy contracts was recorded as additional purchased power expense in the Holdings condensed consolidated statements of income. There was no hedge ineffectiveness benefit or expense for the three months ended March 31, 2005.
Natural Gas Price Swap
     For the three months ended March 31, 2006, a benefit of $1.1 million related to hedge ineffectiveness of a price swap agreement maintained at DQE Financial was recorded in other operating revenue in the Holdings condensed consolidated statements of income.
5. SHARE-BASED COMPENSATION
     We adopted the provisions of SFAS No. 123R, “Share-Based Payment” (SFAS No. 123R) as of January 1, 2006, using the modified prospective application method. We had previously applied Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” through December 31, 2005. The primary difference that resulted from the adoption of SFAS No. 123R is in the recognition of compensation expense related to our performance-based share awards that are expected to vest, the effects of which are not considered material for the three months ended March 31, 2006. The effects on reported income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as required under SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” are not material for the three months ended March 31, 2005.
     Under the 2002 Incentive Plan as amended, (the 2002 Plan) the aggregate number of shares of common stock authorized for issuance is 3,690,468, and of this total, up to 700,000 shares may be issued as restricted unvested shares. Shares issued for the plan will be funded out of existing treasury shares. The 2002 Plan permits the grant of stock option awards, alternative stock appreciation rights and dividend equivalent accounts; unvested restricted share awards and performance-based share awards to both employees and non-employee directors. Stock options awarded to eligible employees will be granted at an option price not less than 100% of the fair market value of our common stock on the date of grant. Unvested share awards and performance-based share awards are valued at the grant date fair value. The 2002 Plan will terminate on December 31, 2011.
Stock Options
     No stock option awards were granted during the three months ended March 31, 2006 to either employees or non-employee directors. As of January 1, 2006, all outstanding stock options were exercisable and fully vested. The total cash received and intrinsic value of options exercised during the three months ended March 31, 2006 was not material. The total cash received and intrinsic value of options exercised during the three months ended March 31, 2005 was $0.2 million.
     The following tables summarize the transactions of our stock option plans for the three months ended March 31, 2006, and certain information about outstanding stock options as of March 31, 2006:

		Weighted
		Average
	Shares	Price

Options outstanding, beginning of period	552,004	$23.10
Options granted	—	—
Options exercised	800	$15.02
Options canceled/forfeited	—	—

Options outstanding and exercisable, end of period	551,204	$23.10

Shares available for future grants, end of year	2,623,038

	Outstanding and Exercisable
		Average
		Remaining Life	Weighted Average
Exercise Price Range	Number of Options	(In Years)	Exercise Price

Under $20	386,765	6.2	$16.12
$20 - $40	49,396	3.9	$32.51
Over $40	115,043	3.9	$42.57

Options, End of Period	551,204		$23.10

     No stock appreciation rights (SARS) were issued during the three months ended March 31, 2006 and 2005. As of March 31, 2006, previously issued SARS were outstanding in connection with 98,719 of options outstanding with weighted average exercise prices of $39.03. No SARS were exercised during the three months ended March 31, 2006.
Unvested Restricted Share Awards
     In relation to a November 2003 grant, after consideration of forfeitures, a total of 200,417 shares of unvested Holdings stock with voting and dividend rights were issued to officers. A total of 5,800 of these shares were issued in February 2005 with a grant-date fair value of $0.1 million. The right to the shares is subject to continued employment. An equal portion of the total shares for each issuance is earned each year over the vesting period ending on December 31, 2006. As of March 31, 2006, 73,239 shares remain unvested. The unearned compensation is being charged evenly to expense over the vesting period. For the three months ended March 31, 2006 and 2005, total compensation expense of $0.3 million and $0.2 million was recognized, with an associated tax benefit of $0.1 million for both periods. Of these amounts $0.2 million and $0.2 million was recorded at Duquesne Light, with an associated tax benefit of $0.1 million for both periods. As of March 31, 2006, unrecognized compensation cost associated with these shares was $0.9 million for Holdings, including $0.5 million for Duquesne Light. The remaining compensation cost will be recognized through December 2006.
     Between January 2000 and February 2003, a total of 20,750 shares of Holdings’ unvested stock with voting and dividends rights were granted to various non-employee directors. These shares vest equally over a ten-year period. Between June 2004 and July 2005, a total of 42,292 shares of Holdings’ unvested stock with voting and dividends rights were also granted to non-employee directors. These shares vest two years after issue date. The unearned compensation is being charged evenly to expense over the vesting periods. For both the three months ended March 31, 2006 and 2005, total compensation expense of $0.1 million was recognized. As of March 31, 2006 unrecognized compensation cost associated with these shares was $0.6 million. The remaining compensation cost will be recognized through February 2013.
     The following table summarizes the transactions related to unvested restricted share awards for the three months ended March 31, 2006:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Unvested shares, beginning of period	129,641	$18.27
Unvested shares granted	—	—
Shares vested	2,075	$24.08
Unvested shares canceled/ forfeited	—	—

Unvested shares, end of period	127,566	$18.18

Performance Based Share Awards
     In relation to a November 2003 grant, after consideration of forfeitures, 396,567 shares of Holdings stock issued to the officers of Holdings under a performance-based deferred stock unit award remain to be earned as of March 31, 2006. A total of 11,467 of these shares were issued in February 2005 with a grant-date fair value of $0.1 million. The right to the shares is subject to the achievement of specified performance goals related to earnings per share (EPS) from continuing operations and total shareholder return (TSR) over the defined performance periods. The EPS performance period commenced on January 1, 2004 and ends on December 31, 2006. The TSR performance period commenced on October 20, 2003 and ends on December 31, 2006. At the end of the performance period, shares may vest within a range of 0% to 100%, with no more than 50% of the shares subject to each performance target.
     For the 50% of the shares subject to the EPS performance requirements, beginning in January 2006 compensation is being charged evenly to expense for the portion of the award for which the requisite service period had not been rendered over the remaining service period as these shares are currently expected to vest at the end of the performance period. The grant date fair value for these shares was calculated as the closing share price on the respective grant dates. Holdings recorded compensation expense for this award of $0.3 million in the first three months of 2006, with an associated tax benefit of $0.1 million. Of these amounts $0.2 million was recorded at Duquesne Light, with an associated tax benefit of $0.1 million. No compensation expense was recorded for the first three months of 2005 for either Holdings or Duquesne Light. As of March 31, 2006, unrecognized compensation cost associated with this portion of the award was $0.9 million for Holdings including $0.5 million at Duquesne Light. The remaining compensation cost will be recognized through December 2006.
     The other 50% of the shares are subject to the TSR performance requirements. The grant-date fair value for these shares was not material. Neither Holdings nor Duquesne Light recorded compensation expense for this portion of the award in the first three months of 2006 and 2005.
     As of March 31, 2006, after forfeitures, 51,632 shares of Holdings common stock remain to be earned related to a January 2004 grant to non-officers of Holdings under a performance-based restricted stock unit award. The grant-date fair value for these shares was not material. The shares are earned based upon Holdings’ TSR rank against the TSR of its peer group, as defined, over a three-year performance period ending December 31, 2006. Neither Holdings nor Duquesne Light recorded compensation expense for this award in the first three months of either 2006 or 2005.
     The following table summarizes the transactions for the three months ended March 31, 2006 related to performance-based share awards that are expected to vest:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Performance shares, beginning of period	198,284	$16.85
Performance shares granted	—	—
Performance shares vested	—	—
Performance shares canceled/ forfeited	—	—

Performance shares, end of period	198,284	$16.85

6. NOTES PAYABLE AND LONG-TERM DEBT
     On January 31, 2006, Holdings and Duquesne Light amended their existing revolving credit facilities, increasing the borrowing capacity of each by $50 million. Holdings’ revolver capacity is now $250 million and Duquesne Light’s is now $150 million. All other terms of the revolvers remain in effect.
     As of March 31, 2006, $88 million was outstanding under the Holdings revolver and there were no borrowings outstanding under the Duquesne Light revolver. Letters of credit (LOCs) totaling $87.2 million at Holdings (including $8.2 million at Duquesne Light) were outstanding under the revolvers on March 31, 2006.
     In April and May 2006, Holdings moved LOCs totaling $57.7 million, previously outstanding under the Holdings revolver, to new LOC facilities, thereby increasing the available capacity under the revolver by a like amount.
7. COMMITMENTS AND CONTINGENCIES
Guarantees
     As part of DQE Financial’s investment portfolio in seven affordable housing funds, we have received fees in exchange for guaranteeing a minimum defined yield to unrelated investors. We entered into these transactions between 1995 and 1999 because of the attractive risk/reward characteristics available to guarantors. The guarantee period will expire by 2015. In the event the underlying affordable housing properties do not generate the necessary minimum yield during the guarantee period, we will make cash payments necessary to achieve the minimum yield. The original amount guaranteed was approximately $250 million, and has declined as investors have earned the guaranteed returns. We estimate the maximum potential amount of undiscounted future payments that we could be required to make under the guarantees if the investors earn no future returns was $29.3 million as of March 31, 2006.
     In connection with the sale of six synthetic fuel facilities in 2000 by a subsidiary, we agreed to guarantee the subsidiary’s obligation under the sales agreement to indemnify the purchaser against breach of warranties, representations or covenants. The guarantee generally extends up to six years or otherwise as stipulated under the statute of limitations, based on the expiration of the underlying warranty, representation, or covenant. We have determined our exposure to be limited, as both legal and factual representations and warranties have been primarily limited to matters within the control and knowledge of our subsidiary. As such, no liability has been recorded on the condensed consolidated balance sheets.
     In connection with the 2005 sale of DES’s investment in an energy facility management project, DES provided the buyer with a guarantee that DES will repay a portion of the purchase price if the counterparty to the management contract terminates the contract for convenience, as defined by the agreement (the Repayment Guarantee). As of March 31, 2006, the maximum Repayment Guarantee amount is approximately $3.6 million. The Repayment Guarantee is reduced daily, based on the passage of time, through January 1, 2016, at which time the Repayment Guarantee expires. The estimated liability for the fair value of the Repayment Guarantee is not material.
     Holdings has guaranteed portions of the obligations of Duquesne Power under its energy commodity contracts in order to use Holdings’ stronger credit profile to obtain better pricing and contract terms for Duquesne Power. In general, if Duquesne Power is required to make a payment under these contracts and fails to do so, Holdings would be required to make such payment. The notional value of the contracts (and consequently the guarantee amounts) changes as additional energy commodities are bought or sold, and as Duquesne Power pays for its energy commodity deliveries. As of March 31, 2006, the maximum amount of Holdings’ payment guarantee related to the purchase and capacity obligations totaled $651.8 million, or approximately 85.6%, of the total remaining notional value under these contracts. In addition, Holdings guarantees Duquesne Power’s obligations to deliver energy under the energy sales contracts, to the extent that Duquesne Power would be obligated to compensate the counterparty for the difference in the counterparty’s cost to procure the energy and the contract price. As of March 31, 2006, no guarantee amount has been recorded as a liability on the consolidated balance sheets. In addition, Holdings posts collateral on behalf of Duquesne Power as needed under the energy commodity contracts. As of March 31, 2006, there was a $3 million letter of credit outstanding.
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
Income Taxes
     The Internal Revenue Service (IRS) has audited all federal corporate tax returns for the years through 1997 and these years are closed. The IRS completed the 1998-2002 audit cycle during March 2006 and all adjustments to reflect this audit, including the impact on state taxes, have been recorded in the financial statements as of March 31, 2006. In addition to the recording of charges for additional taxes and interest due related to the audit, we also recorded $2.3 million of certain state tax benefits expected to be realized in 2006 and beyond. In total, these adjustments resulted in a net charge of $2.9 million for the quarter. In completing the IRS audit, $11 million of tax credits carryforwards were used to offset increases in our taxable income in prior years. Accordingly, our cumulative tax credit carryforwards of approximately $121 million as of December 31, 2005 were reduced to approximately $110 million as of March 31, 2006.
     As a result of the audit, the balance due, including interest, of $59.6 million as of March 31, 2006 is included in other current liabilities on our condensed consolidated balance sheet. The actual cash payment to the IRS will be approximately $52.6 million due to excess payments from prior years. The IRS is currently auditing the 2003 and 2004 tax years.
     The Pennsylvania Department of Revenue has issued assessments of additional tax for 1999 through 2004 primarily to include income of a Duquesne Light out of state subsidiary corporation in Pennsylvania taxable income. Although treatment of taxable income related to the out-of-state subsidiary remains in dispute, in January 2006, we reached a tentative settlement with the Pennsylvania Department of Revenue on all other matters disputed in our 1997 through 2003 tax returns. Pursuant to the terms of this agreement, Duquesne Light will withdraw refund claims in excess of assessments and pay an immaterial amount of cash. Duquesne Light’s total exposure for all years, without interest or penalty, could approximate $78 million (net of associated federal benefit). Ultimately, Duquesne Light expects all years involved to be appealed to and decided at the Pennsylvania Commonwealth Court.
     It is not possible to predict if, when, or to what extent any state income tax adjustments ultimately proposed for the period 1999 through 2005 will be sustained. Duquesne Light does not believe that the ultimate resolution of its state tax issue for this period will have a material adverse effect on its financial position or results of operation. However, the resolution, depending on the extent and timing thereof, could have a material adverse effect on cash flows for the period in which they are paid.
     In connection with the above examinations, both Holdings and Duquesne Light have established tax reserves, which are included primarily in other current and non-current liabilities on the condensed consolidated balance sheets. We believe these reserves are adequate in relation to the above matters. We regularly assess the likelihood of additional assessments resulting from these and subsequent year’s examinations. Once established, reserves are adjusted only when there is more information available or when an event occurs that necessitates a change to the reserves.
Employees
     Duquesne Light is a party to a labor contract with the International Brotherhood of Electrical Workers, which represents more than 71% of Duquesne Light’s approximately 1,400 employees. This contract expires in September 2010.
Section 29 Tax Credits and Synthetic Fuel
     Section 29 of the Internal Revenue Code provides tax credits through 2007 for the production and sale of non-conventional fuels, including solid synthetic fuels and landfill gas. On August 8, 2005, the Energy Policy Act of 2005 was signed into law. This new federal law contains key provisions affecting the electric power industry, including the redesignation of the Section 29 tax credit as a general business credit under Section 45K of the Code (Section 45K). The previous amount of Section 29 tax credits that we were allowed to claim in any calendar year through December 31, 2005, was limited by the amount of our regular federal income tax liability. Section 29 tax credit amounts allowed but not utilized are currently carried forward indefinitely as deferred alternative minimum tax credits. The redesignation of Section 29 tax credits as a Section 45K general business credit was effective on January 1, 2006, and removes the regular federal income tax liability limit on synthetic fuel and landfill gas production and subjects the credits to a 20-year carry forward period. Holdings recognizes Section 29 tax credits from DQE Financial’s landfill gas operations and an investment in a synthetic fuel partnership.
     Section 29 tax credits are subject to a phase-out provision that could reduce tax credits as the average annual wellhead price per barrel of domestic crude oil increases into an inflation-adjusted phase-out range. During the first quarter of 2006, we estimated the average annual wellhead price per barrel of domestic crude oil based on the actual NYMEX price per barrel of domestic crude oil through March, and the estimated future prices through December 2006. We also estimated the phase-out range for Section 29 tax credits based on the actual 2005 phase-out range, and an estimated inflation factor. This resulted in an estimated annual phase-out of Section 29 tax credits for 2006 at a 40% level as of March 31, 2006, which led to a $2.3 million reduction in tax credits recognized in the first quarter of 2006 from our Financial business segment. We cannot predict with any certainty the level of domestic crude oil prices for 2006. We also cannot predict with any certainty whether a phase-out is likely to continue at 40% or any other level. During the first quarter of 2006, after recording the effects of the estimated phase-out described above, we recorded $3.8 million of Section 29 tax credits.
     If domestic crude oil prices continue to stay at a high level in 2006 and/or 2007, tax credits and net income may be reduced substantially, due to the phase-out. During 2005, we recorded approximately $20 million of Section 29 tax credits.
     DES operates synthetic fuel facilities for a single customer, earning fees based on production. Earnings in 2005 from the operation of synthetic fuel facilities were approximately $20 million, which could also be substantially reduced if the operation of these facilities is curtailed. As of March 31, 2006, we had earned approximately $4 million from the operation of these facilities. Our earnings from the operation of these facilities, once earned, are not subject to adjustment for any Section 29 tax credit phase-out.
Proposed Acquisition
     On November 14, 2005, Holdings Inc. entered into a Purchase and Sale Agreement to acquire Atlantic City Electric Company’s (ACE) combined 108 megawatt ownership interests in the Keystone and Conemaugh coal-fired power plants. The aggregate purchase price is approximately $176 million, subject to adjustments based on, among other things, the transaction’s ultimate closing date. Currently, the closing is anticipated to occur in the third quarter of 2006, subject to approval from the New Jersey Bureau of Public Utilities. Both Keystone and Conemaugh are jointly owned by ACE and a consortium of other companies. Holdings will be acquiring ACE’s undivided 2.47% interest, or 42 megawatts, in Keystone and undivided 3.83% interest, or 66 megawatts, in Conemaugh, plus related inventories, equipment and other property.
Discontinued Operations
     As part of the sale of AquaSource, we retained certain obligations related to the business that was sold to Aqua America, Inc., including responsibility for certain existing litigation matters as well as a 10-year indemnity for certain pre-closing environmental claims. We purchased an environmental liability policy to mitigate this indemnity. We also had an indemnity obligation for certain other pre-closing liabilities that was limited to a $7.5 million cap for claims made in the two year period following closing. No further claims can be made under the indemnity obligation.
8. DISCONTINUED OPERATIONS
     Pursuant to agreements entered into in 2002, as well as our subsequent sale of our investments in AquaSource and Pro Am, these subsidiaries have been reflected as discontinued operations in the condensed consolidated financial statements.
     In connection with the assignment of certain rights to a previous construction contract, AquaSource received $1.7 million in January 2006 in settlement of a receivable. This amount was included on Holdings’ condensed consolidated balance sheet as a current asset from discontinued operations as of December 31, 2005.

9. PENSION AND POSTRETIREMENT BENEFITS
     The following table summarizes the components of net periodic pension benefit cost for the three months ended March 31:

	(Millions of Dollars)
	2006	2005

Service cost	$3.0	$2.2
Interest cost	11.6	10.7
Expected return on plan assets	(15.1)	(13.8)
Amortization of unrecognized net transition obligation	—	—
Amortization of prior service cost	1.1	0.8
Amortization of actuarial gain	0.1	—

Net periodic pension benefit cost (gain)	$0.7	$(0.1)

     During the first quarter of 2006, Duquesne Light made aggregate discretionary contributions of $20 million to the pension plans. As of March 31, 2006, we do not anticipate being required to contribute any additional amounts to fund the pension plan in 2006.
     In January 2005, Duquesne Light met its obligation, pursuant to the January 2001 PUC Order regarding Duquesne Light’s final generation asset sale proceeds accounting, by contributing $32.1 million to the pension plans.
     The following table summarizes the components of net periodic postretirement benefit cost for the three months ended March 31:

	(Millions of Dollars)
	2006	2005

Service cost	$0.3	$0.4
Interest cost	0.7	0.9
Amortization of unrecognized net transition obligation	0.2	0.2
Amortization of prior service cost	0.2	(0.1)

Net periodic postretirement benefit cost	$1.4	$1.4

10. DUQUESNE LIGHT TRANSACTIONS WITH AFFILIATES
     As a wholly owned subsidiary of Holdings, Duquesne Light has various transactions with its parent company and affiliates.
     In February 2006, Holdings contributed approximately $27.6 million to Duquesne Light as part of an agreement with the PUC. This amount represents the difference in interest that would have been charged on a note to Holdings had the interest rate not been lowered during the term of the note.
     Effective with the transfer of Duquesne Power, Duquesne Light began purchasing substantially all of its power from an affiliate rather than a subsidiary. The full-requirements contract with Duquesne Power was designed to be an income neutral arrangement for Duquesne Light.
11. BUSINESS SEGMENTS AND RELATED INFORMATION
     Duquesne Light reports the following business segments: (1) transmission and distribution of electricity (electricity delivery business segment) and (2) supply of electricity by Duquesne Light (Duquesne Light supply business segment). In 2005, Duquesne Light also reported the CTC business segment, which reported the collection of the competitive transition costs (CTC) that were fully collected as of December 31, 2005.
     Holdings reports the following business segments: (1) transmission and distribution of electricity (electricity delivery business segment), (2) supply of electricity (electricity supply business segment), (3) DES’ development, operation and maintenance of energy facilities and, for a single customer, synthetic fuel facilities (Energy Solutions business segment), (4) DQE Financial’s collection and processing of landfill gas and management of structured finance and alternative energy investments (Financial business segment), and (5) DQE Communications’ operation, maintenance and leasing of its fiber optic based network (Communications business segment). We also report an “all other” category to include our other subsidiaries below the quantitative threshold for disclosure. These subsidiaries provide corporate administrative functions, financing, and insurance services for our various affiliates. In 2005 , Holdings also reported the CTC business segment, which reported the collection of transition costs that were fully collected as of December 31, 2005.

Duquesne Light Company
Business Segments for the Three Months Ended March 31, 2006

	(Millions of Dollars)
	Electricity	Duquesne Light
	Delivery	Supply	Consolidated

Operating revenues	$82.0	$92.0	$174.0
Operating expenses	42.6	91.8	134.4
Depreciation and amortization expense	18.5	—	18.5

Operating income	20.9	0.2	21.1
Other income — net	2.3	—	2.3
Interest and other charges	10.1	—	10.1

Income before income taxes	13.1	0.2	13.3
Income tax expense	4.9	—	4.9

Net Income	8.2	0.2	8.4
Dividends on preferred and preference stock	2.0	—	2.0

Earnings available for common stock	$6.2	$0.2	$6.4

Assets	$2,124.9	$—	$2,124.9

Capital expenditures	$50.1	$—	$50.1

Business Segments for the Three Months Ended March 31, 2005

	(Millions of Dollars)
		Duquesne
	Electricity	Light
	Delivery	Supply	CTC	Consolidated

Operating revenues	$80.2	$108.9	$2.4	$191.5
Operating expenses	41.8	89.2	0.1	131.1
Depreciation and amortization expense	15.6	—	2.2	17.8

Operating income	22.8	19.7	0.1	42.6
Other income — net	5.8	—	—	5.8
Interest and other charges	12.1	0.3	—	12.4

Income before income taxes	16.5	19.4	0.1	36.0
Income tax expense	6.0	8.1	—	14.1

Net Income	10.5	11.3	0.1	21.9
Dividends on preferred and preference stock	2.0	—	—	2.0

Earnings available for common stock	$8.5	$11.3	$0.1	$19.9

Assets (a)	$2,123.1	$—	$—	$2,123.1

Capital expenditures	$16.2	$—	$—	$16.2

(a) Relates to assets as of December 31, 2005.

Duquesne Light Holdings
Business Segments for the Three Months Ended March 31, 2006

	(Millions of Dollars)
	Electricity	Electricity	Energy			All		Consoli-
	Delivery	Supply	Solutions	Financial	Communications	Other	Eliminations	dated

Operating revenues	$82.0	$112.4	$13.4	$15.2	$2.5	$—	$(1.6)	$223.9
Operating expenses	42.6	105.7	6.5	11.0	1.2	2.5	(1.6)	167.9
Depreciation and amortization expense	18.5	—	0.4	1.2	0.5	0.1	—	20.7

Operating income (loss)	20.9	6.7	6.5	3.0	0.8	(2.6)	—	35.3
Other income — net	2.3	0.1	0.3	2.2	—	0.4	(1.0)	4.3
Interest and other charges	12.1	0.1	—	0.1	—	6.2	(0.7)	17.8
Benefit from limited partners’ interest	—	—	—	2.5	0.1	—	—	2.6

Income (loss) before income taxes	11.1	6.7	6.8	7.6	0.9	(8.4)	(0.3)	24.4
Income tax expense (benefit)	4.9	2.8	2.9	(0.8)	0.4	(0.2)	—	10.0

Income (loss) from continuing operations	$6.2	$3.9	$3.9	$8.4	$0.5	$(8.2)	$(0.3)	$14.4

Assets	$2,103.5	$66.5	$17.7	$569.7	$30.2	$12.7	$—	$2,800.3

Capital expenditures	$50.1	$—	$—	$1.0	$1.4	$—	$—	$52.5

Business Segments for the Three Months Ended March 31, 2005

	(Millions of Dollars)
	Electricity	Electricity		Energy			All	Elimina-	Consoli-
	Delivery	Supply	CTC	Solutions	Financial	Communications	Other	tions	dated

Operating revenues	$80.2	$110.2	$2.4	$15.1	$9.3	$2.3	$—	$(0.8)	$218.7
Operating expenses	41.8	90.6	0.1	8.1	9.6	0.9	0.8	(0.8)	151.1
Depreciation and amortization expense	15.6	—	2.2	0.4	1.6	0.5	0.2	—	20.5

Operating income (loss)	22.8	19.6	0.1	6.6	(1.9)	0.9	(1.0)	—	47.1
Other income — net	5.8	—	—	(0.1)	9.7	—	4.6	(4.5)	15.5
Interest and other charges	14.1	0.3	—	—	—	—	4.3	(4.2)	14.5
Benefit from limited partners’ interest	—	—	—	—	2.5	—	—	—	2.5

Income (loss) before income taxes	14.5	19.3	0.1	6.5	10.3	0.9	(0.7)	(0.3)	50.6
Income tax expense (benefit)	6.0	8.0	—	2.4	(1.4)	0.3	0.7	—	16.0

Income (loss) from continuing operations	$8.5	$11.3	$0.1	$4.1	$11.7	$0.6	$(1.4)	$(0.3)	$34.6

Assets (a)	$2,100.1	$68.1	$—	$17.9	$573.9	$29.9	$29.0	$—	$2,818.9

Capital expenditures	$16.2	$—	$—	$—	$0.1	$0.4	$—	$—	$16.7

(a) Relates to assets as of December 31, 2005 and excludes discontinued operations assets.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     Part I, Item 2 of this combined Quarterly Report on Form 10-Q should be read in conjunction with our combined Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (SEC), and with the condensed consolidated financial statements, set forth in Part I, Item 1 of this Report.
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
Critical Accounting Policies
     As of March 31, 2006, there have been no significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2005. The policies disclosed included the accounting for: the effects of regulation, unbilled electricity revenues, impairment of long-lived assets and investments, pension and other postretirement benefit plan assumptions, income taxes, derivative instruments and contingent liabilities.
Proposed Accounting Standards
     In July 2005, the Financial Accounting Standards Board (FASB) issued proposed FASB Staff Position No. 13-a “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (FSP No. 13-a). The proposed changes included in FSP No. 13-a are not yet in effect, but are expected to be issued in the second quarter of 2006, and to be effective for the first annual period beginning after December 15, 2006. As the December 2003 settlement with the Internal Revenue Service (IRS) regarding DQE Financial’s structured lease and other similar investments modified our tax benefits under these leases, this proposed staff position, if issued in its current form, would apply to us and would require recognition of the modified tax benefits from the inception of the leases. As a result, upon adoption of this standard, we would record an after-tax, non-cash cumulative effect charge of approximately $85 million. We previously disclosed that the earnings volatility of the lease investments was removed as a result of the settlement with the IRS, and the revised earnings of $3 million to $4 million annually would be realized over the remaining lives of these leases. After adopting this staff position, the amount of the cumulative effect charge initially recorded would be recognized as additional lease earnings over the remaining lives of these leases, which range from 23 to 31 years (with early buy-out periods ranging from 7 to 18 years). Our current and future cash flows would be unaffected by the adoption of this proposed FASB Staff Position.
     In July 2005, the FASB issued an exposure draft of a proposed interpretation of Statement of Financial Accounting Standards (SFAS) No. 109 “Accounting for Uncertain Tax Positions.” The proposed changes are not yet in effect, but are expected to be issued in the second quarter of 2006, and to be effective for the first annual period beginning after December 31, 2006. We are under audit by both the Commonwealth of Pennsylvania and the IRS, and currently have a tax dispute with the Commonwealth of Pennsylvania as outlined in Note 7 to the condensed consolidated financial statements. This proposed interpretation, if issued in its current form, would apply to both Holdings and Duquesne Light and would require recognition of a cumulative effect upon adoption. We are currently evaluating the overall impact of this proposed interpretation on both Holdings’ and Duquesne Light’s financial statements.
     In March 2006, the FASB issued a proposal that results from the first phase of a comprehensive project to reconsider guidance in SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” This proposal would require employers to recognize the overfunded or underfunded positions of defined benefit postretirement plans, including pension plans, in their balance sheets. The proposal would also require that employers measure plan assets and obligations as of the date of their financial statements, which we currently do. The proposed changes, other than the requirement to measure plan assets and obligations as of the balance sheet date, are expected to be effective for fiscal years ending after December 15, 2006. This proposed interpretation, if issued in its current form, would apply to both Holdings and Duquesne Light. We are currently evaluating the overall impact of this proposed interpretation on both Holdings’ and Duquesne Light’s financial statements.

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
•	Cash flow, earnings, earnings growth, capitalization, capital expenditures and dividends will depend on the performance of Holdings’ subsidiaries, and board policy.

•	Demand for and pricing of electricity and landfill gas, changing market conditions, and weather conditions could affect earnings levels.

•	Earnings will be affected by the number of customers who choose to receive electric generation through Duquesne Light’s provider-of-last-resort service (POLR), by our ability to negotiate appropriate terms with suitable generation suppliers, by the performance of these suppliers, and by changes in market value of energy commodity products under contract.

•	Earnings will be affected by the timing of the Keystone and Conemaugh acquisition closing, which in turn will depend on the timing and substance of the regulatory approval.

•	Projected POLR supply requirements will depend on POLR customer retention, which in turn may depend on market generation prices, as well as the marketing efforts of competing generation suppliers.

•	Distribution rate base and earnings will depend on the outcome of our distribution rate case, which in turn is subject to Pennsylvania Public Utility Commission (PUC) review and approval. Transmission rate base and earnings will depend on the ultimate structure of our transmission rate case, which in turn will be subject to Federal Energy Regulatory Commission (FERC) review and approval. Earnings will also be affected by rate base, equity and allowed return levels.

•	Regional transmission organization rules and FERC-mandated transmission charges could affect earnings.

•	Changes in electric energy prices could affect earnings as the fair value of our energy commodity contracts fluctuates.

•	The amount and timing of any debt reduction or refinancing will depend on the availability of cash flows and appropriate replacement or refinancing vehicles.

•	The amount and timing of any securities issuance (debt or equity) will depend on financial market performance and the need for funds.

•	The credit ratings received from the rating agencies could affect the cost of borrowing, access to capital markets and liquidity.

•	Changes in synthetic fuel plant operations could affect Duquesne Energy Solutions’ earnings.

•	Competition, operating costs and gas prices could affect earnings and expansion plans in our landfill gas business, as well as the anticipated operating life of our landfill gas sites.

•	Earnings with respect to synthetic fuel operations, landfill gas and affordable housing investments will depend, in part, on the continued availability of, and compliance with the requirements for, applicable federal tax credits. The availability of synthetic fuel and landfill gas tax credits depends in part on the average well-head price per barrel of domestic crude oil.

•	Demand for dark fiber will affect DQE Communications’ earnings.

•	The final resolution of proposed adjustments regarding state income tax liabilities (which could depend on negotiations with the appropriate authorities) could affect financial position, earnings, and cash flows.

•	Financial results and position could be affected by changes in pronouncements periodically issued by accounting standard-setting bodies.

•	Overall performance by Holdings and its affiliates could be affected by economic, competitive, regulatory, governmental and technological factors affecting operations, markets, products, services and prices, as well as the factors discussed in Holdings’ SEC filings made to date.
EXECUTIVE OVERVIEW
     Electricity Delivery Business. We have made significant progress on our investment program to upgrade both our transmission and distribution infrastructure in our continued effort to provide a stable, reliable source of electric energy for our customers. Capital expenditures related to the program were approximately $50 million in the first quarter of 2006 and we expect an additional $300 to $350 million in capital expenditures through 2007.
     The net income from our regulated electricity delivery business continued to decline, as expected, primarily due to increased costs of service despite the implementation of significant process improvements to control costs over recent years. On April 7, 2006, we filed a distribution rate case with the PUC and expect to file a transmission rate case with the FERC later in 2006.
     Supply Business. Effective January 1, 2006, the operations of Duquesne Power are reported as part of the Holdings electricity supply segment only. During 2005, Duquesne Power was a wholly owned subsidiary of Duquesne Light, and its financial results were reported in both the Duquesne Light supply business segment and the electricity supply business segment of Holdings. The transfer of Duquesne Power was completed to strategically align our unregulated businesses outside of Duquesne Light in order to provide flexibility to capitalize on future supply opportunities. The transfer has effectively eliminated the net income included in the Duquesne Light supply business segment. If this transfer had occurred on January 1, 2005, the earnings reported in the Duquesne Light supply business segment would have been $11.2 million lower for the three months ended March 31, 2005, but there would have been no change in the earnings reported in the electricity supply business segment of Holdings. The full-requirements contract between Duquesne Light and Duquesne Power is designed to be income neutral for Duquesne Light.
     Section 29 Tax Credits and Synthetic Fuel. Section 29 tax credits are subject to a phase-out provision that could reduce tax credits as the average annual wellhead price per barrel of domestic crude oil increases into an inflation-adjusted phase-out range, which is published by the IRS in April for the previous year. In recent years, the wellhead price per barrel of domestic crude oil has averaged approximately 89% of the New York Mercantile Exchange (NYMEX) price per barrel of domestic crude oil. The possible Section 29 phase out may impact (i) our Financial business segment through our landfill gas business and our investment in a synthetic fuel partnership and (ii) our Energy Solutions business segment through the fees earned from the operation and maintenance of synthetic fuel facilities for a single customer.
     During the first quarter of 2006, we estimated the average annual wellhead price per barrel of domestic crude oil based on the actual NYMEX price per barrel of domestic crude oil through March, and the estimated future prices through December 2006. We also estimated the phase-out range for Section 29 tax credits based on the actual 2005 phase-out range, and an estimated inflation factor. This resulted in an estimated annual phase-out of Section 29 tax credits for 2006 at the 40% level as of March 31, 2006. This resulted in a $2.3 million reduction in tax credits recognized in the first quarter of 2006 from our Financial business segment.
     At a 40% estimated phase-out level, we do not anticipate curtailing production of landfill gas or altering our participation in the operations of the synthetic fuel partnership included in our Financial business segment. We will continually evaluate each investment in sites that do not produce pipeline quality gas in relation to the current estimated tax credit phase-out.
     The Section 29 phase-out had no impact on our Energy Solutions business segment for the first quarter of 2006. The fees for this segment are earned from the operations and maintenance of synthetic fuel facilities for a single customer, and could be reduced or eliminated if operations at these facilities are curtailed or terminated prior to December 31, 2007.
     Landfill Gas Business. The majority of our earnings from our landfill gas business are derived from three pipeline quality production sites. Earnings at these sites are not driven by Section 29 tax credits and the effects of any phase-out would not impact our decisions on how to operate these sites. As previously disclosed, our contract at one of these sites located in New York City is scheduled to terminate on June 30, 2006; our earnings for the first quarter of 2006 included $2.6 million related to this site.
     In 2006 we have been positively impacted by the price swap agreement entered into in December 2005, which locked in the price related to approximately 60% of our anticipated pipeline quality production at well above historical levels.
     Our landfill gas business continues to be a significant part of our business strategy. We are moving forward with the expansions at one of our current pipeline quality sites that are expected to replace a portion of the capacity to be lost upon the expiration of the contract discussed above. We will also continue to invest in new landfill gas sites that meet our investment criteria.
     Effective tax rate. During the first quarter of 2006, several events occurred that impacted Holdings’ consolidated effective tax rate. The first is the estimated tax credit phase-out discussed above, the second relates to a settlement of a significant legacy issue with the IRS. The IRS completed the 1998-2002 audit cycle during March 2006 and all adjustments to reflect this audit, including the impact on state taxes, have been recorded in the financial statements as of March 31, 2006. In addition to the recording of charges for additional taxes and interest due related to the audit, we also recorded $2.3 million of certain state tax benefits expected to be realized in 2006 and beyond. In total, the IRS and state tax adjustments resulted in a net charge of $2.9 million for the quarter. See Note 7 to the condensed consolidated financial statements for a detailed discussion of the IRS settlement.
BUSINESS SEGMENTS
     Note 11 to the condensed consolidated financial statements provides a description of each principal business segment and shows the financial results of each in tabular form. Following is a discussion of these results. Unless otherwise stated, the terms “earnings” and “loss” used in the following discussion refer to after-tax amounts.
RESULTS OF OPERATIONS
Overall Performance
     Three months ended March 31, 2006. Our net income was $14.4 million, or $0.18 basic earnings per share in the first quarter of 2006, compared to $35.0 million, or $0.45 basic earnings per share in the first quarter of 2005. The average shares outstanding increased 0.9 million, or 1.2%, compared to the first quarter of 2005. Our income from continuing operations was $14.4 million, or $0.18 basic earnings per share in the first quarter 2006, compared to $34.6 million, or $0.45 basic earnings per share in the first quarter of 2005. This decrease of $20.2 million, or 58.4% is due to the following:
•	Income from the Holdings electricity supply segment decreased $7.4 million from the first quarter of 2005, primarily as a result of a $9.8 million after-tax decrease in earnings resulting from a decline in the fair value of certain of Duquesne Power’s derivative energy contracts, partially offset by a $2.4 million after-tax increase in electricity supply margins realized as compared to the first quarter of 2005.
•	Income from the Financial segment decreased $3.3 million, primarily as a result of a $4.6 million after-tax gain from the sale of an investment in a natural gas operating partnership included in the first quarter of 2005 results and the $2.3 million decrease resulting from the estimated 2006 tax credit phase-out. This was partially offset by a $2.8 million increase in after-tax earnings from the pipeline quality landfill gas sites in the first quarter of 2006.
•	The loss reported in the all other category increased $6.8 million, primarily as a result of the negative net $2.9 million impact to income taxes resulting from the IRS settlement and the recognition of certain state tax benefits in 2006, as well as the $2.4 million after-tax gain in 2005 resulting from the favorable settlement of an interest rate lock arrangement.
     Duquesne Light’s earnings available for common stock were $6.4 million in the first quarter of 2006, compared to $19.9 million in the first quarter of 2005, a decrease of $13.5 million, or 67.8% primarily as a result of the December 31, 2005 transfer of Duquesne Power’s operations from Duquesne Light’s supply segment, as previously discussed. Duquesne Light’s 2005 results included $11.2 million of earnings from Duquesne Power. Earnings from the electricity delivery business segment decreased $2.3 million from the first quarter of 2005, primarily as a result of an increase in expenses.
Business Segment Performance
Electricity Delivery Business Segment.
     Three months ended March 31, 2006. This segment reported earnings of $6.2 million in the first quarter of 2006 compared to $8.5 million in the first quarter of 2005, a decrease of $2.3 million, or 27.1%, primarily as a result of increased expenses.
     Operating revenues increased $1.8 million, or 2.2%, compared to the first quarter of 2005. This increase is primarily due to SECA revenue recognized in the first quarter of 2006, as SECA charges were not recovered during the first quarter of 2005.
     The following table shows the megawatt-hours (MWh) delivered to customers.

	MWh Delivered
	(In Thousands)
First Quarter	2006	2005	Change

Residential	1,004	995	0.9%
Commercial	1,547	1,613	(4.1%)
Industrial	811	813	(0.2%)

	3,362	3,421	(1.7%)

     Operating expenses increased $0.8 million or 1.9% compared to the first quarter of 2005 due primarily to an increase in uncollectible accounts expense, resulting from increased participation in customer assistance programs.

     Depreciation and amortization expense increased $2.9 million, or 18.6%, compared the first quarter of 2005. The increase is primarily the result of $2.3 million of amortization of SECA charges recognized in the first quarter of 2006. In addition, depreciation expense has increased as a result of the significant amount of capital expenditures in 2005.
     Other income decreased $3.5 million, or 60.3%, compared to the first quarter of 2005 due primarily to the repayment of the $250 million intercompany loan in August 2005.
     Interest and other charges decreased $2.0 million, or 16.5%, compared to the first quarter of 2005. The purchase at par upon mandatory tender of $320.1 million of variable rate Pollution Control Revenue Refunding Bonds in the third quarter of 2005 caused the reduction in interest expense.
Duquesne Light Supply Business Segment.
     Three months ended March 31, 2006. This segment reported earnings of $0.2 million in the first quarter of 2006, compared to $11.3 million in the first quarter of 2005. As previously discussed, Duquesne Power ceased to be a subsidiary of Duquesne Light effective December 31, 2005, and during the first quarter of 2005, Duquesne Power earned $11.2 million. Beginning January 1, 2006, the results for this segment will reflect the income neutral full-requirements contract that Duquesne Light has with Duquesne Power to provide the necessary energy and capacity required to serve its POLR obligation.
     Operating revenues decreased $16.9 million, or 15.5%, compared to the first quarter of 2005. This is due in part to the 80.3% decline in the MWh supplied to large commercial and industrial customers in 2006 as compared to 2005. This MWh decline is primarily due to two of the largest industrial customers switching to alternative energy suppliers during the third quarter of 2005 as their CTC expired and their POLR I arrangement ended. The decline in total retail sales resulted in an approximate $9.7 million decrease in operating revenues in the first quarter of 2006 as compared to the same period in 2005. There was a $7.2 million decrease in wholesale sales of electricity in the first quarter of 2006, due primarily to sales by Duquesne Power to Duquesne Light Energy that were included in this segment in 2005, but not in 2006, for the reasons discussed above.
     The following tables set forth MWh supplied.

	MWh Supplied
	(In Thousands)
	2006
First Quarter	POLR I	POLR III	Total

Residential and small commercial	—	1,442	1,442
Large commercial and industrial	33	69	102

Total Retail	33	1,511	1,544

Wholesale			25

POLR Customers (MWh basis):

Residential and small commercial			79%

Large commercial and industrial			7%

	MWh Supplied
	(In Thousands)
	2005
First Quarter	POLR I	POLR III	Total

Residential and small commercial	—	1,381	1,381
Large commercial and industrial	409	109	518

Total Retail	409	1,490	1,899

Wholesale			153

POLR Customers (MWh basis):

Residential and small commercial			76%

Large commercial and industrial			32%

Electricity Supply Business Segment.
     Three months ended March 31, 2006. The following table summarizes the earnings from this segment.

	Earnings
	(In Millions)
First Quarter	2006	2005

Electricity Supply	$5.4	$3.0
Derivative energy contracts	(1.5)	8.3

Total Earnings	$3.9	$11.3

     Operating revenues increased $2.2 million, or 2.0% in the first quarter of 2006. As previously discussed, Duquesne Light’s retail sales decreased $9.7 million from the first quarter of 2005, due primarily to two of the largest industrial customers switching to alternative energy suppliers during the third quarter of 2005. This was offset by an increase in the revenue recognized by DLE from sales to large commercial and industrial customers.
     The following table sets forth the MWh supplied to the electricity supply business segment customers.

	MWh Supplied
	(In Thousands)
First Quarter	2006	2005	Change

Retail:
Duquesne Light	1,544	1,899	(18.7%)
DLE	358	137	161.3%

Total Retail	1,902	2,036	(6.6%)

     Operating expenses increased $15.1 million, or 16.7%, compared to the first quarter of 2005. During the first quarter of 2005, purchased power expense reflected a $14.2 million reduction as a result of the increase in the fair value of certain derivative energy contracts. During the first quarter of 2006, purchased power expense included a $2.5 million increase as a result of the decrease in the fair value of certain derivative energy contracts.
Energy Solutions Business Segment.
     Three months ended March 31, 2006. This segment reported income of $3.9 million in the first quarter of 2006, compared to $4.1 million in the first quarter of 2005, a decrease of $0.2 million, or 4.9%. The decrease is primarily due to $0.4 of earnings included in the first quarter of 2005 related to energy facility management projects that were sold.
     Operating revenues for the first quarter of 2006 decreased $1.7 million, or 11.3%, compared to 2005. The decrease was primarily due to $1.9 million in revenues related to the energy facility management contracts sold in 2005.
     Operating expenses decreased $1.6 million, or 19.8%, compared to the first quarter of 2005, primarily due to $1.3 million of operating expenses related to energy facility management contracts sold in 2005.
Financial Business Segment.
     Three months ended March 31, 2006. This segment reported income of $8.4 million in the first quarter of 2006, compared to $11.7 million in the first quarter of 2005, a decrease of $3.3 million, or 28.2%, primarily as a result of a $4.6 million after-tax gain from a sale of an investment in a natural gas operating partnership included in the first quarter of 2005 results and the $2.3 million decrease resulting from the estimated 2006 tax credit phase-out, partially offset by a $2.8 million increase in after-tax earnings from operations related to pipeline quality landfill gas.
     Operating revenues for the first quarter of 2006 increased $5.9 million, or 63.4%, compared to 2005. The increase is primarily the result of an approximate 38% increase in the average sales price of pipeline quality landfill gas and $3.0 million from the natural gas price swap.
     Operating expenses increased $1.4 million, or 14.6%, compared to the first quarter of 2005, primarily due to increased royalty payments related to pipeline quality landfill gas.
     Other income decreased $7.5 million compared to the first quarter of 2005, primarily due a $7.1 million pre-tax gain from the sale of an investment in a natural gas operating partnership in 2005.
Communications Business Segment.
     Three months ended March 31, 2006. This segment reported income of $0.5 million in the first quarter of 2006, compared to $0.6 million in the first quarter of 2005, a decrease of $0.1 million, or 16.7%.
All Other.
     Three months ended March 31, 2006. The all other category reported a loss of $8.2 million in the first quarter of 2006, compared to a loss of $1.4 million in the same period in 2005, a decrease of $6.8 million. Included in the 2005 results was a $2.4 million after-tax gain resulting from the favorable settlement of an interest rate lock arrangement, while the results for 2006 reflect the negative net $2.9 million impact to income taxes resulting from the IRS settlement and the recognition of certain state tax benefits in 2006. After-tax interest and other charges increased $1.4 million from the first quarter of 2005 due to the issuance of $320 million of senior notes in August 2005, partially offset by the elimination of interest paid to Duquesne Light on the $250 million note that was repaid on the same date.
LIQUIDITY AND CAPITAL RESOURCES
     Our cash and temporary cash investments decreased $57.6 million, or 72.7%, from $79.2 million at December 31, 2005 to $21.6 million at March 31, 2006. Duquesne Light had cash and temporary cash investments of $21.1 million at March 31, 2006, a $55.0 million, or 72.3% decrease from the December 31, 2005 cash balance of $76.1 million. Until the fourth quarter of 2005, Duquesne Light invested in the DQE Capital cash pool. We require cash principally for day-to-day operations, energy purchases, debt service, capital expenditures and dividends. We have historically financed our cash needs primarily from cash from operations, debt and equity issuances, asset sales and bank or commercial paper borrowings. Duquesne Light has historically financed its cash needs with cash from operations, capital contributions received from Holdings, debt issuances, and bank or commercial paper borrowings.
     Cash Flows from Operating Activity. Cash flows used in operating activities at Holdings were $26.3 million in the first three months of 2006, compared to $33.3 million in the first three months of 2005. Cash flows used in operating activities at Duquesne Light were $19.4 million in the first three months of 2006, compared to $47.0 million in the first three months of 2005. Contributions by Duquesne Light of $20.0 million and $32.1 million to its pension plans and required gross receipts tax payments by Duquesne Light of $41.0 million and $39.1 million reduced cash from operations in the first three months of 2006 and 2005.
     Cash Flows from Investing Activity. In the first three months of 2006, Duquesne Light’s capital expenditures for electric utility construction were $50.1 million (which is net of a $9.7 million reduction in accounts payable related to capital expenditures). In addition, Holdings’ incremental capital expenditures were $2.4 million relating to our other business lines and other investments. In the first three months of 2005, Duquesne Light’s capital expenditures for electric utility construction were $16.2 million and Holdings’ incremental capital expenditures were $0.5 million relating to our other business lines and other investments.
     Cash Flows from Financing Activity. Holdings paid cash dividends on common and preferred stock of $16.9 million and $16.7 million in the first three months of 2006 and 2005. These amounts are net of the cash received back from our shareholders who participate in our dividend reinvestment plan.
     Duquesne Light paid cash dividends on common and preferred stock of $2.1 million and $9.1 million in the first three months of 2006 and 2005. Also during the first quarter of 2006, Holdings contributed $27.6 million to Duquesne Light Company as a result of an agreement with the PUC.
Liquidity
     We believe that cash on hand, access to debt and equity capital markets, and bank borrowing capacity continue to provide sufficient resources to fund our ongoing operating requirements, capital expenditures and investments.
     Bank Credit Facilities. Holdings and Duquesne Light maintain unsecured credit facilities (Revolvers) expiring in July 2010, Holdings for $250 million and Duquesne Light for $150 million. Both Revolvers (i) permit borrowings at interest rates of LIBOR (plus a margin of 0.40% to 1.00%) or an alternate base rate, as defined in the credit facilities and (ii) have commitment fees applicable to the remaining available amount. Interest rates and commitment fees are based on the borrower’s then-current senior unsecured credit rating. Both Revolvers are subject to cross-default if the borrower or any of its subsidiaries defaults on any payment due under any indebtedness exceeding $50 million. Undrawn amounts under both Revolvers are fully available for the issuance of letters of credit.
     Under our Revolvers, we are subject to financial covenants requiring each of Holdings and Duquesne Light to maintain a debt-to-capitalization ratio of not more than 65%, as defined in the facilities. In addition, Holdings is required to maintain a minimum interest coverage ratio of 2-to-1, as defined in the facilities. As of March 31, 2006, we were in compliance with the applicable covenants.
     As of March 31, 2006, our total borrowing capacity under our Revolvers and the use of this borrowing capacity were as follows:

	Committed		LOCs	Available
	Capacity	Borrowed	Issued	Capacity

Holdings	$250.0	$88.0	$79.0	$83.0
Duquesne Light	150.0	—	8.2	141.8

Total	$400.0	$88.0	$87.2	$224.8

     During the first quarter of 2006, the maximum amount of Revolver borrowings outstanding was $103 million (all at Holdings), the average daily borrowings were $68.2 million and the weighted average daily interest rate was 5.3%. As of March 31, 2006, Holdings had $18.2 million of outstanding letters of credit (LOCs) (including $12.7 million at Duquesne Light) unrelated to the Revolvers.
     As of April 30, 2006, our total borrowing capacity under our Revolvers and the use of this borrowing capacity were as follows:

	Committed		LOCs	Available
	Capacity	Borrowed	Issued	Capacity

Holdings	$250.0	$103.0	$34.3	$112.7
Duquesne Light	150.0	—	8.2	141.8

Total	$400.0	$103.0	$42.5	$254.5

     In addition, as of April 30, 2006, Holdings had $59.9 million of outstanding LOCs (including $12.7 million at Duquesne Light) unrelated to the Revolvers.
OFF-BALANCE SHEET ARRANGEMENTS
     Except for the guarantees discussed in Note 7 and the letters of credit discussed in Liquidity and Recent Developments, neither Holdings nor Duquesne Light has any material off-balance sheet arrangements. Neither Holdings nor Duquesne Light is involved in any material contract trading activities.
RECENT DEVELOPMENTS
Rate Cases
     On April 7, 2006, Duquesne Light filed a distribution rate case with the PUC to recover the increased costs of service and to receive a fair return on its investment. This is the first requested rate increase since 1987. Duquesne Light has requested an overall rate increase of $162.7 million per year. This amount includes an increase of approximately $19 million due to a pass-through for charges that Duquesne Light will pay for transmission services it purchases under tariffs regulated by the FERC. Duquesne Light intends to file a transmission rate case regarding these charges with the FERC later in 2006. If the company’s entire request is approved, the total bill for an average residential customer will increase by 18.8%. These proposed increases represent total Duquesne Light rates, which include rates for distribution, transmission and generation. PUC regulations call for a rate case decision from the PUC within nine months of the filing. In the meantime, Duquesne Light will be engaged in discovery, negotiations and hearings with various stakeholders. If approved according to the regulatory schedule, Duquesne Light expects both rate increases to go into effect in January 2007. We cannot predict the outcome of these proceedings.
Letter of Credit Facility
     In April and May 2006, Holdings moved LOCs totaling $57.7 million, previously outstanding under the Holdings’ revolver, to new LOC facilities thereby increasing the available capacity under the revolver by a like amount.
Energy Facility Sale
     On May 1, 2006, DES closed on the sale of an energy facility management project, pursuant to an agreement entered into in August 2005, for $2.5 million in cash and will record a pre-tax gain of approximately $2.5 million in the second quarter of 2006.
Natural Gas Price Collar
     In April 2006 we entered into a price collar arrangement for substantially all of our 2007 and a portion of our 2008 anticipated production of pipeline quality landfill gas. This will further allow us to capture the value of current natural gas price increases.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
     Market risk represents the risk of financial loss that may impact our consolidated financial position, results of operations or cash flows due to adverse changes in market prices and rates.
     Both Holdings and Duquesne Light have potential market risk exposures to interest rate risk and credit/default risk. Holdings also faces the risks related to commodity prices and the potential of Section 29 tax credit phase-out. Holdings and Duquesne Light have risk management procedures to monitor and assist in controlling these market risks and may use derivative and other instruments to manage some of these exposures.
Interest Rate Risk
     We manage our interest rate risk by balancing our exposure between fixed and variable rates and exploring strategic opportunities to lock in favorable interest rates on anticipated debt offerings, while attempting to minimize our interest costs.
     Currently, neither Holdings nor Duquesne Light have any variable interest rate debt outstanding. We manage our interest rate risk by retiring and issuing debt from time to time and by maintaining a range of maturity dates. A 10% reduction in interest rates would have increased the market value of fixed-rate debt by approximately $46 million for Holdings and $27 million for Duquesne Light as of March 31, 2006 and approximately $29 million for both Holdings and Duquesne Light as of March 31, 2005. This change would not have had a significant near-term effect on our future earnings or cash flows.

Commodity Price Risk
     We are exposed to commodity price risk arising from market price fluctuations in electricity supply and for sales of pipeline quality landfill gas. We manage these risks by entering into various fixed price contracts as part of our overall board approved risk management strategy.
     Electricity Supply. We mitigate this risk by entering into energy commodity contracts, principally through Duquesne Power, for anticipated electricity supply obligations within a range of probabilities based on historical customer retention rates and switching trends along with projected forward energy prices.
     The energy commodity contracts have primarily been structured to begin and end during the POLR III time period. The net result of these transactions is that, as of March 31, 2006, Duquesne Power had secured a substantial portion of the combined expected load obligation for its full-requirements contracts with Duquesne Light and DLE through December 31, 2007.
     If Duquesne Power does not enter into contracts for the remaining portion of its anticipated obligations, it will acquire the necessary supply through spot market purchases, and will therefore be exposed to market risk. Assuming Duquesne Power were to make such spot market purchases, we performed a sensitivity analysis using a hypothetical 10% increase in the projected forward market prices of electricity supply in our valuation model. The analysis indicated that such market movements would change the projected cost of acquiring electricity supply by approximately $10 million as of March 31, 2006 and approximately $25 million as of March 31, 2005. The projected forward market prices used in our valuation model are derived from broker quotes for the applicable delivery points for both on-peak and off-peak power. Our valuation model seasonalizes annual or quarterly prices based on historical trends. Actual costs in the future may differ significantly from our analysis, however, based on changes in the timing and amount of commodity price fluctuations and our actual exposures.
     The fair value of the sale contracts and certain purchase contracts that are classified as derivative instruments, is recorded as derivative assets or liabilities in the consolidated financial statements.
     The derivative energy contracts are exposed to commodity price risk based on price changes in the forward energy market. Therefore, as the forward market prices change, so will the fair value of these contracts. A hypothetical 10% change in the projected forward market prices of electricity supply would increase or decrease the fair value of our derivative energy contracts by approximately $14 million (including $2 million related to our mark-to-market energy contracts) as of March 31, 2006 and approximately $4 million (all of which related to our mark-to-market energy contracts) as of March 31, 2005. The amounts related to our mark-to-market energy contracts would also result in an increase or decrease to purchased power expense.
     The fair value of the derivative energy contracts is also impacted by the expiration of the contracts due to the passage of time. Therefore, if forward market prices do not change between March 31, 2006 and December 31, 2006, the fair value of our existing derivative energy contracts would be reduced by approximately $9 million.
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
     Landfill Gas Sales. Revenues from our pipeline quality landfill gas operations are based on current market prices of natural gas as calculated by the terms of the individual contracts. Recent increases in natural gas prices over historical levels have resulted in the realization of increased profits from this line of business. In order to mitigate this exposure to fluctuations in market prices of natural gas, we entered into cash flow hedges for a portion of our anticipated 2006 through 2008 sales. For the anticipated sales, a hypothetical 10% change in the projected forward market prices of natural gas in our valuation model would change projected revenues from pipeline quality landfill gas by approximately $4 million through 2008. The forward market prices used in our valuation model are derived from quoted market prices for the applicable pricing points. Actual amounts in the future may differ significantly from our analysis, however, based on changes in the timing and amount of commodity price fluctuations and our actual exposures.

Credit/Default Risk
     Our credit risk is the exposure to the possibility of economic loss that would occur as a result of nonperformance by counter-parties of their contractual obligations.
     Duquesne Power has entered into fixed-price energy contracts and unforced capacity credit agreements. As of March 31, 2006, all of the suppliers are investment grade.
     As of March 31, 2006, Duquesne Power has contracted to purchase from one supplier approximately 37% and 32% of the notional values of the energy commodity contracts for the years ended December 31, 2006 and 2007. Duquesne Power has also contracted to purchase from one additional supplier, approximately 29% of the notional value of the energy commodity contracts for 2007. No other supplier represents as much as 20% for each of the respective years.
     Duquesne Power’s energy commodity contracts contain certain safeguards designed to mitigate potential losses by requiring collateral to be posted by either party depending on changes in energy or capacity prices. As of April 30, 2006, we had posted $0.8 million of cash as collateral under these contracts.
     Duquesne Light purchases energy and capacity, under a full-requirements contract from two investment grade suppliers for sale to its large commercial and industrial customers receiving fixed-price POLR III service through May 31, 2006. Duquesne Light’s contracts only require collateral to be posted by the counter-party. As of April 30, no collateral was required to be posted under these contracts.
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
     Duquesne Light retains the risk that customers will not pay for their electricity. However, a component of Duquesne Light’s rates is designed to cover the cost of a normal level of uncollectible accounts.
Tax Credit Phase-Out
     Section 29 tax credits are subject to a phase-out provision that could reduce tax credits as the average annual wellhead price per barrel of domestic crude oil increases into an inflation-adjusted phase-out range. For 2005, the tax credit would have begun to phase-out if the annual average wellhead price per barrel of domestic crude oil exceeded $53.20 per barrel and would have been completely phased out if the annual average wellhead price per barrel of domestic crude oil exceeded $66.79 per barrel. There was no phase-out in 2005. The 2006 phase-out range will be calculated using inflation rates published in 2007 by the IRS.
     Due to the high level of domestic crude oil prices during the first three months of 2006 and the estimated future prices through December 2006, we believe there is a possibility of a phase out during 2006 and have decreased the amount of tax credits recognized during the first quarter of 2006 on the condensed consolidated income statement by approximately 40%. However, due to significant levels of tax credit carry-forwards existing at Holdings, the potential phase-out of tax credits in either 2006 or 2007 would not adversely impact our cash flow in those years. The net book value of our tangible and intangible investments in our non-pipeline quality landfill gas sites was approximately $5.0 million as of March 31, 2006 that may possibly become impaired if the estimated tax credit phase-out percentage increases.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
     Management of both Holdings and Duquesne Light, with the participation of each entity’s Chief Executive Officer and the Chief Financial Officer, has evaluated their respective disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Each entity’s Chief Executive Officer and the

Chief Financial Officer have concluded that these controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
     There has been no change in Holdings’ or Duquesne Light’s internal control over financial reporting that occurred during the first quarter that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION.
Item 1. Legal Proceedings.
     On March 17, 2006, our subsidiary Monmouth Energy Inc. (Monmouth) received a notice of violation (dated March 10, 2006) and penalty assessment in the amount of $480,000 from the New Jersey Department of Environmental Protection (NJDEP) relating to Monmouth’s landfill gas turbine operation located at the Monmouth County Landfill in Monmouth, New Jersey. The notice of violation alleges non-compliance with the maximum allowable carbon monoxide steady state emission limitation for each of the two turbines operated at the facility during 2003 and 2004. The permit for the facility provides both a maximum emission limitation and a steady state emission limit. Steady state represents 90% of the facility’s rated capacity. The facility has always operated in compliance with the maximum emission limitation, but has not achieved the steady state emission limitation when the facility operates at less than steady state. We believe that the NJDEP is attempting to incorrectly impose the steady state emission limitation during non-steady state conditions, as opposed to the maximum emission limitation which is the only other emission limit in the operating permit that could be applicable.
     Monmouth has timely filed a notice of appeal challenging the bases for the alleged violations and the penalty assessment. Monmouth has also voluntarily constrained its operations to substantially comply with the steady state permit limit at all times pending resolution of these issues. In addition, Monmouth has engaged in technical discussions with the NJDEP aimed at demonstrating the need for clarification under the permit to account for non-steady state operating conditions, and has filed a permit modification request to address this issue. These technical discussions have been constructive and Monmouth is hopeful that they will lead to an acceptable resolution of all issues. We further believe that we have credible defenses to the alleged violations and that the penalty assessment is excessive given all of the circumstances. We will vigorously defend our position in the event it is not possible to reach an acceptable resolution of all issues.
     We are involved in various other routine legal proceedings and environmental matters. We believe that the resolution of such proceedings and matters, in total, will not have a materially adverse effect on our financial position, results of operations or cash flows.
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

Duquesne Light Holdings, Inc.

(Registrant)

Date: May 10, 2006	/s/ Mark E. Kaplan

(Signature)
Mark E. Kaplan
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer)

Date: May 10, 2006	/s/ Susan S. Betta

(Signature)
Susan S. Betta
Controller
(Principal Accounting Officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant identified below has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Duquesne Light Company

(Registrant)

Date: May 10, 2006	/s/ Mark E. Kaplan

(Signature)
Mark E. Kaplan
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer)

Date: May 10, 2006	/s/ Susan S. Betta

(Signature)
Susan S. Betta
Controller
(Principal Accounting Officer)