Form 10-Q
period 2006-09-30
DUQUESNE LIGHT CO; DUQUESNE LIGHT HOLDINGS INC
filed 2006-11-09
CIK 30573, 846930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
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
As of October 31, 2006, there were 87,612,654 shares of Duquesne Light Holdings, Inc.’s single class of common stock outstanding.
As of October 31, 2006, there were 10 shares of Duquesne Light Company’s single class of common stock outstanding, all held by Duquesne Light Holdings, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits
SIGNATURES
EX-12.1
EX-12.2
EX-31.1
EX-31.2
EX-31.3
EX-31.4
EX-32.1
EX-32.2
EX-32.3
EX-32.4

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Duquesne Light Holdings, Inc.
Condensed Consolidated Statements of Income (Unaudited)

	(All Amounts in Millions,
	Except Per Share Amounts)
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Operating Revenues:
Retail sales of electricity	$235.6	$222.7	$611.9	$593.6
Other	35.7	40.6	107.6	110.3

Total Operating Revenues	271.3	263.3	719.5	703.9

Operating Expenses:
Fuel and purchased power	131.2	103.0	324.7	272.1
Other operating and maintenance	58.6	66.1	175.2	184.2
Depreciation and amortization	22.0	20.6	63.4	61.4
Taxes other than income taxes (Note 9)	29.2	14.8	56.3	41.6
Other (Notes 2, 5 and 9)	4.3	—	5.0	—

Total Operating Expenses	245.3	204.5	624.6	559.3

Operating Income	26.0	58.8	94.9	144.6
Investment and Other Income	1.6	20.3	7.0	39.1
Interest and Other Charges	(19.5)	(16.5)	(55.6)	(45.7)

Income from Continuing Operations Before Income Taxes and Limited Partners’ Interest	8.1	62.6	46.3	138.0
Income Tax Expense (Note 9)	(9.8)	(21.8)	(27.3)	(45.9)
Benefit from Limited Partners’ Interest	2.6	2.7	7.6	7.6

Income from Continuing Operations	0.9	43.5	26.6	99.7
Income (Loss) from Discontinued Operations — Net (Note 10)	—	0.1	(0.1)	0.4

Net Income	$0.9	$43.6	$26.5	$100.1

Average Number of Common Shares Outstanding	83.5	77.8	80.0	77.6

Basic Earnings Per Share of Common Stock:
Earnings from Continuing Operations	$0.01	$0.56	$0.33	$1.28
Earnings from Discontinued Operations	—	—	—	0.01

Basic Earnings Per Share of Common Stock	$0.01	$0.56	$0.33	$1.29

Diluted Earnings Per Share of Common Stock:
Earnings from Continuing Operations	$0.01	$0.56	$0.33	$1.28
Earnings from Discontinued Operations	—	—	—	0.01

Diluted Earnings Per Share of Common Stock	$0.01	$0.56	$0.33	$1.29

Dividends Declared Per Share of Common Stock	$0.25	$0.25	$0.75	$0.75

See notes to condensed consolidated financial statements.

Duquesne Light Holdings, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	(Millions of Dollars)
	September 30,	December 31,
	2006	2005

Assets
Current Assets:
Cash and temporary cash investments	$16.2	$79.2
Receivables	128.8	114.3
Prepaid expenses	12.9	6.9
Other	63.9	91.8
Discontinued operations	—	1.7

Total Current Assets	221.8	293.9

Long-Term Investments	556.5	549.9

Property, Plant and Equipment:
Property plant and equipment	2,625.0	2,315.6
Less: Accumulated depreciation and amortization	(805.6)	(773.5)

Property, Plant and Equipment — Net	1,819.4	1,542.1

Other Non-Current Assets:
Regulatory assets	292.1	300.0
Other	121.7	134.7

Total Other Non-Current Assets	413.8	434.7

Total Assets	$3,011.5	$2,820.6

Liabilities and Capitalization

Current Liabilities:
Short-term debt and current debt maturities	$15.3	$40.3
Accounts payable	90.4	93.0
Other	161.5	182.7
Discontinued operations	1.3	2.5

Total Current Liabilities	268.5	318.5

Non-Current Liabilities:
Deferred income taxes — net	452.1	451.4
Other	188.0	254.1

Total Non-Current Liabilities	640.1	705.5

Limited partners’ interest	28.0	35.4
Commitments and Contingencies (Note 9)

Capitalization:
Long-term debt	1,157.7	957.8
Preferred and Preference Stock	148.2	147.5

Common Shareholders’ Equity:
Common stock — no par value (authorized — 187,500,000 shares; issued — 135,765,386 shares and 126,929,154 shares)	1,337.5	1,200.5
Retained earnings	565.4	600.0
Treasury stock (at cost) (48,294,768 and 48,935,435 shares)	(1,117.9)	(1,132.5)
Unearned compensation	—	(1.8)
Accumulated other comprehensive loss	(16.0)	(10.3)

Total Common Shareholders’ Equity	769.0	655.9

Total Capitalization	2,074.9	1,761.2

Total Liabilities and Capitalization	$3,011.5	$2,820.6

See notes to condensed consolidated financial statements.

Duquesne Light Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	(Millions of Dollars)
	Nine Months Ended September 30,
	2006	2005

Cash Flows from Operating Activities:
Net income	$26.5	$100.1
Adjustments to reconcile net income to net cash provided from operating activities	80.7	(8.6)
Changes in working capital other than cash	(78.6)	(11.7)
Discontinued operations	0.5	(1.1)

Net Cash Provided from Operating Activities	29.1	78.7

Cash Flows from Investing Activities:
Capital expenditures	(171.6)	(76.7)
Proceeds from disposition of investments/assets	5.7	49.9
Acquisition of power plant interests, net	(177.7)	—
Long-term investments	(10.0)	(0.3)
Other	(5.2)	0.4
Discontinued operations	—	0.9

Net Cash Used in Investing Activities	(358.8)	(25.8)

Cash Flows from Financing Activities:
Revolving credit facility borrowings, net	(25.0)	—
Issuance of long-term obligations	200.0	320.0
Issuance of common stock, net	140.9	—
Reductions of long-term obligations	—	(320.1)
Dividends on common and preferred stock	(51.0)	(50.2)
Other	1.8	(0.5)

Net Cash Provided from (Used in) Financing Activities	266.7	(50.8)

Net (decrease) increase in cash and temporary cash investments	(63.0)	2.1
Cash and temporary cash investments at beginning of period	79.2	62.7

Cash and temporary cash investments at end of period	$16.2	$64.8

Supplemental Cash Flow Information
Capital expenditures included in accounts payable	$13.5	$—

Cash paid during the period:
Interest	$49.1	$32.2
Income taxes paid	$57.9	$17.6

See notes to condensed consolidated financial statements.
Duquesne Light Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	(Millions of Dollars)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income	$0.9	$43.6	$26.5	$100.1
Other comprehensive income:
Unrealized holding gains on cash flow hedging instruments, net of tax of $(0.4), $6.0, $0.6 and $6.6	0.1	8.5	2.8	9.3
Unrealized holding gains on interest rate hedging instruments, net of tax of $—, $4.2 ,$— and $3.1	—	5.9	—	4.3
Reclassification adjustment for holding gains (losses) on cash flow and interest rate hedging instruments, net of tax	0.6	—	(8.5)	—

Comprehensive income	$1.6	$58.0	$20.8	$113.7

See notes to condensed consolidated financial statements.

Duquesne Light Company
Condensed Consolidated Statements of Income (Unaudited)

	(Millions of Dollars)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Operating Revenues:
Retail sales of electricity	$205.3	$205.9	$535.4	$558.5
Other	3.5	19.9	15.6	48.7

Total Operating Revenues	208.8	225.8	551.0	607.2

Operating Expenses:
Purchased power	106.5	103.3	275.8	273.2
Other operating and maintenance	37.4	38.7	110.2	115.1
Depreciation and amortization	19.5	17.8	56.5	53.1
Taxes other than income taxes (Note 9)	27.0	13.5	50.3	38.4

Total Operating Expenses	190.4	173.3	492.8	479.8

Operating Income	18.4	52.5	58.2	127.4
Investment and Other Income	0.3	6.0	3.9	17.1
Interest and Other Charges	(10.5)	(12.3)	(30.7)	(37.9)

Income Before Income Taxes	8.2	46.2	31.4	106.6
Income Tax Expense (Note 9)	11.7	18.9	20.6	42.8

Net (Loss) Income	(3.5)	27.3	10.8	63.8
Dividends on Preferred and Preference Stock	1.9	2.0	5.9	6.0

(Loss) Earnings Available for Common Stock	$(5.4)	$25.3	$4.9	$57.8

See notes to condensed consolidated financial statements.

Duquesne Light Company
Condensed Consolidated Balance Sheets (Unaudited)

	(Millions of Dollars)
	September 30,	December 31,
	2006	2005

Assets
Current Assets:
Cash and temporary cash investments	$14.3	$76.1
Receivables	88.3	93.8
Prepaid expenses	11.9	6.0
Other	36.4	33.2

Total Current Assets	150.9	209.1

Long-Term Investments	25.7	22.2

Property, Plant and Equipment:
Property, plant and equipment	2,371.0	2,235.8
Less: Accumulated depreciation and amortization	(765.8)	(738.5)

Property, Plant and Equipment — Net	1,605.2	1,497.3

Other Non-Current Assets:
Regulatory assets	292.1	300.0
Other	82.1	94.5

Total Other Non-Current Assets	374.2	394.5

Total Assets	$2,156.0	$2,123.1

Liabilities and Capitalization

Current Liabilities:
Accounts payable	$37.3	$46.8
Payable to affiliates	27.9	42.6
Other	115.4	59.9

Total Current Liabilities	180.6	149.3

Non-Current Liabilities:
Deferred income taxes — net	358.8	336.6
Other	167.1	223.6

Total Non-Current Liabilities	525.9	560.2

Commitments and Contingencies (Note 9)

Capitalization:
Long-term debt	636.6	636.5
Preferred and Preference Stock	147.2	146.5

Common Shareholder’s Equity:
Common stock (authorized — 90,000,000 shares; issued and outstanding — 10 shares)	—	—
Capital surplus	596.5	568.9
Retained earnings	93.1	88.2
Accumulated other comprehensive loss	(23.9)	(26.5)

Total Common Stockholder’s Equity	665.7	630.6

Total Capitalization	1,449.5	1,413.6

Total Liabilities and Capitalization	$2,156.0	$2,123.1

See notes to condensed consolidated financial statements.

Duquesne Light Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	(Millions of Dollars)
	Nine Months Ended September 30,
	2006	2005

Cash Flows from Operating Activities:
Net income	$10.8	$63.8
Adjustments to reconcile net income to net cash provided from operating activities	72.5	5.3
Changes in working capital other than cash	(1.1)	(8.2)

Net Cash Provided from Operating Activities	82.2	60.9

Cash Flows from Investing Activities:
Investment in DQE Capital cash pool	—	84.8
Construction expenditures	(163.0)	(73.9)
Collection of loan to parent	—	250.0
Other	(2.9)	(1.2)

Net Cash (Used in) Provided from Investing Activities	(165.9)	259.7

Cash Flows from Financing Activities:
Equity contribution from parent	27.6	—
Reductions of long-term obligations	—	(320.1)
Net borrowings under affiliate demand note	—	25.3
Dividends on common and preferred stock	(6.3)	(26.3)
Other	0.6	0.5

Net Cash Provided from (Used in) Financing Activities	21.9	(320.6)

Net decrease in cash and temporary cash investments	(61.8)	—
Cash and temporary cash investments at beginning of period	76.1	—

Cash and temporary cash investments at end of period	$14.3	$—

Supplemental Cash Flow Information
Capital expenditures included in accounts payable	$13.5	$—

Cash paid during the period:
Interest	$26.7	$33.0
Income taxes paid	$1.6	$5.5

See notes to condensed consolidated financial statements.
Duquesne Light Company
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

		(Millions of Dollars)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net (loss) income	$(3.5)	$27.3	$10.8	$63.8
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities, net of tax of $1.9, $(0.7), $2.0 and $(0.8)	2.6	(1.1)	2.8	(1.2)
Unrealized holding gains on cash flow hedging instruments, net of tax of $—, $6.0, $— and $6.6	—	8.5	—	9.3
Reclassification adjustment for holding losses on securities, net of tax	(0.2)	—	(0.2)	—

Comprehensive (loss) income	$(1.1)	$34.7	$13.4	$71.9

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
     On July 5, 2006, we entered into a definitive merger agreement with a consortium led by Macquarie Infrastructure Partners and Diversified Utility and Energy Trusts (DUET), (“the Macquarie Consortium”). See Note 2 for additional details.
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
     Duquesne Power, LLC, an unregulated subsidiary, maintains a portfolio of energy commodity contracts to provide full-requirements energy supply contracts for both (i) Duquesne Light’s residential, commercial and industrial POLR customers and (ii) Duquesne Light Energy, LLC’s (DLE) large commercial and industrial customers. These energy commodity contracts are with unrelated parties and include payment guarantees from Holdings.
     DLE is an unregulated, competitive, retail electric generation supplier that offers customized solutions tailored to meet its customers’ specific electricity needs. DLE’s primary focus is on the large commercial and industrial customer market segment in Duquesne Light’s service territory.
     Duquesne Generation Company owns minority interests in two coal-fired power plants.
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
Discontinued Operations
     During 2003, AquaSource, Inc. (formerly our water resource management subsidiary) completed the sale of its assets, pursuant to agreements entered into in 2002. (See Note 10.)
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
     The interim financial information for the three and nine month periods ended September 30, 2006 and 2005 is unaudited and has been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim information. This information does not include all footnotes which would be required for complete annual financial statements in accordance with accounting principles generally accepted in the United States of America.
     These statements should be read with the financial statements and notes included in our

Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (SEC). The results of operations for the three and nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the full year.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement requires employers to recognize the overfunded or underfunded positions of defined benefit postretirement plans, including pension plans, in their balance sheets and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires employers to measure the plan assets and obligations as of their fiscal year end and to disclose additional information in the notes to financial statements, both of which we currently do. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. This statement applies to both Holdings and Duquesne Light. We are currently evaluating the overall impact of this statement on both Holdings’ and Duquesne Light’s financial statements. Based on the settlement that Duquesne Light reached among all parties resolving all issues in the distribution rate case (see Note 3), Duquesne Light may be able to establish a regulatory asset for a majority of the underfunded position of the pension plan. However, final effectiveness of the settlement is subject to Pennsylvania Public Utility Commission (PUC) review and approval.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. This statement applies to both Holdings and Duquesne Light. We are currently evaluating the overall impact of this statement on both Holdings’ and Duquesne Light’s financial statements.
     In July 2006, the FASB issued FASB Staff Position No. 13-2 “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (FSP No. 13-2). This FSP is effective for the first annual period beginning after December 15, 2006. As the December 2003 settlement with the Internal Revenue Service (IRS) regarding DQE Financial’s structured lease and other similar investments modified our tax benefits under these leases, this FSP requires recognition of the modified tax benefits from the inception of the leases. Upon adoption of this standard, based on current estimates we expect to record an after-tax, non-cash cumulative effect charge of approximately $85 million. We previously disclosed that the earnings volatility of the lease investments was removed as a result of the settlement with the IRS, and the revised earnings of $3 million to $4 million annually would be realized over the remaining lives of these leases. After adopting this staff position, the amount of the cumulative effect charge initially recorded will be recognized as additional lease earnings over the remaining lives of these leases, which range from approximately 22 to 30 years (with early buy-out periods ranging from 6 to 17 years). Our current and future cash flows would be unaffected by the adoption.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). This interpretation is effective for the first annual period beginning after December 15, 2006. This interpretation applies to both Holdings and Duquesne Light and requires recognition of a cumulative effect upon adoption. We are currently evaluating the overall impact of this interpretation on both Holdings’ and Duquesne Light’s financial statements.
Earnings Per Share
     Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share are computed on the basis of the weighted average number of common shares outstanding, plus the effect of the outstanding Employee Stock Ownership Plan shares, and stock options and other types of stock-based compensation, unless the inclusion would be anti-dilutive. The treasury stock method is used in computing the dilutive effect of stock options. This method assumes any proceeds obtained upon the exercise of options would be used to purchase common stock at the average market price during the period. The following table presents the numerators and denominators used in computing the diluted earnings per share from continuing operations for Holdings for the three and nine months ended September 30, 2006 and 2005.
Diluted Earnings Per Share for the Three Months Ended September 30,

(Millions of Dollars)	2006	2005

Income from continuing operations	$0.9	$43.5
Dilutive effect of:
ESOP dividends	—	0.3

Diluted Earnings from Continuing Operations for Common Stock	$0.9	$43.8

(Millions of Shares)	2006	2005

Basic average shares	83.5	77.8

Dilutive effect of:
ESOP shares	—	0.8
Performance share awards and stock options	0.2	0.1

Diluted average shares	83.7	78.7

Diluted Earnings Per Share from Continuing Operations	$0.01	$0.56

Note: In the third quarter of 2006, the incremental shares from assumed conversions of ESOP shares are not included in computing diluted per-share amounts because they are anti-dilutive.
Diluted Earnings Per Share for the Nine Months Ended September 30,

(Millions of Dollars)	2006	2005

Income from continuing operations	$26.6	$99.7
Dilutive effect of:
ESOP dividends	—	0.8

Diluted Earnings from Continuing Operations for Common Stock	$26.6	$100.5

(Millions of Shares)	2006	2005

Basic average shares	80.0	77.6

Dilutive effect of:
ESOP shares	—	0.8
Performance share awards and stock options	0.1	0.1

Diluted average shares	80.1	78.5

Diluted Earnings Per Share from Continuing Operations	$0.33	$1.28

Note: In 2006, the incremental shares from assumed conversions of ESOP shares are not included in computing diluted per-share amounts because they are anti-dilutive.
2. PENDING MERGER AND EQUITY ISSUANCE
     On July 5, 2006, we entered into the merger agreement with the Macquarie Consortium. Under the terms of the agreement, the Macquarie Consortium will acquire all of the outstanding common shares of Holdings for $20.00 per share in cash.
     The Holdings Board of Directors and the members of the Macquarie Consortium have approved the transaction, but it is subject to customary closing conditions, including the approval of Holdings’ shareholders and various regulatory agencies, including the PUC and the Federal Energy Regulatory Commission (FERC). The shareholders will vote at a special meeting on December 5, 2006. Merger agreement applications were filed with the PUC and FERC in September 2006. The PUC application has been assigned to an administrative law judge, and the initial pre-hearing conference to set up procedures and a timeline for the proceedings has been set for November 28, 2006. While the proceeding is in its initial stages and the procedural schedule is not yet approved, we expect a timeline that will allow for PUC approval by June 2007.
     The merger agreement contains termination rights for both Holdings and the Macquarie Consortium, and further provides that, upon termination of the merger agreement under specified circumstances, including (a) by Holdings accepting a proposal by another entity to acquire 50% or more of Holdings’ common stock, (b) Holdings’ board withdrawing or modifying its approval or recommendation of the merger, approving or recommending entering into an agreement with a party other than the Macquarie Consortium, or failing to take a vote of Holdings’ shareholders, and (c) the failure to obtain Holdings’ shareholder’s approval of the merger, Holdings may be required to pay the Macquarie Consortium a termination fee equal to $40 million in cash plus certain documented out-of-pocket expenses and fees incurred by the Macquarie Consortium not in excess of $10 million. The Macquarie Consortium may be required to pay Holdings an amount equal to all documented out-of-pocket expenses incurred by Holdings not in excess of $10 million if the merger agreement is terminated due to a breach of the Macquarie Consortium’s representations, warranties and covenants. In addition, the Macquarie

Consortium may be required to pay Holdings up to $70 million in the aggregate for damages resulting from willful and material breaches of the merger agreement by the Macquarie Consortium.
     Under the terms of the merger agreement, all options (whether vested or unvested) to purchase our common stock outstanding at the time of the completion of the merger, including those held by executive officers and directors, will be cashed out by Holdings for an amount equal to the number of shares of Holdings common stock such options were convertible into immediately prior to the merger multiplied by the excess, if any, of $20.00 over the per share exercise price of such option, less any applicable withholding tax. In addition, all other equity-based grants (if not then vested) will vest immediately prior to the effective time at the target performance levels (if applicable) and will be eligible to receive the merger consideration, less any applicable withholding taxes. The merger agreement also contains provisions that require Holdings not to increase its common stock dividend.
     On July 5, 2006, we also entered into a stock purchase agreement with DUET and International Infrastructure Wholesale Trust (Purchasers), pursuant to which, on August 11, 2006, Holdings sold an aggregate of 8.8 million shares of common stock to the Purchasers for an aggregate price of $141.4 million.
     During the three and nine month periods ending September 30, 2006, we recorded $4.3 million and $5.2 million in pre-tax charges relating to the merger which are included in other operating expenses on our condensed consolidated statements of income. As compensation for services in connection with the merger, Holdings has agreed to pay Lehman Brothers a fee of $10 million, of which $2 million was paid upon public announcement of the transaction with $2 million due pending stockholder approval of the sale, and the balance to be paid upon closing of the transaction. We have also agreed to reimburse Lehman Brothers for certain expenses incurred by Lehman Brothers and to indemnify Lehman Brothers and related parties against liabilities arising out of Lehman Brothers’ engagement and the rendering of its opinion.
3. RATE MATTERS
     Duquesne Light customers may choose to receive their electric energy from an alternative generation supplier; otherwise they will be served through Duquesne Light’s POLR arrangements. Customers who select an alternative generation supplier pay for generation charges set by that supplier, and pay Duquesne Light both transmission and distribution charges.
     For our large commercial and industrial customers, the current POLR III supply options are either a fixed price service based upon the results of a competitive request-for-proposal process (available through May 31, 2007), or an hourly price service that passes through real-time spot market electricity prices.
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
     As Duquesne Light was billed SECA charges, these amounts were reflected as regulatory assets. Effective August 26, 2005, Duquesne Light began passing these SECA charges through to its POLR customers. As SECA revenue is recognized, the regulatory asset is amortized. Because Duquesne Light is not earning a rate of return on the regulatory asset, SECA is an income neutral arrangement.
     As of September 30, 2006, Duquesne Light had unamortized SECA charges of $1.3 million in regulatory assets on the condensed consolidated balance sheets.
     In April 2006, Duquesne Light filed a distribution rate case with the PUC to recover the increased costs of service and to receive a fair return on its investments.
     On September 14, 2006, Duquesne Light entered into, and filed with the PUC, a Joint Petition of Settlement among all parties resolving all issues in the distribution rate case. The settlement provides for a distribution rate increase of $117 million in annual operating revenues, and an automatic pass-through for charges that Duquesne Light will pay for transmission services it purchases under tariffs regulated by the FERC. The net income impact from this revenue increase has not yet been determined.

     On October 11, 2006 the administrative law judge presiding over the rate case recommended approval of the settlement agreement. Final effectiveness of the settlement is subject to PUC review and approval. A final order is anticipated in the fourth quarter of 2006.
     On September 29, 2006, Duquesne Light filed a transmission rate case with the FERC requesting a rate increase of approximately $27 million related to transmission services that Duquesne Light purchases under tariffs regulated by the FERC. An initial order is anticipated during the fourth quarter granting the requested increase, subject to refund, to be effective in January 2007. Receipt of a final order with the ultimate rate increase will depend on, among other things, the settlement process with interveners.
     Duquesne Light cannot predict the ultimate timing or outcome of any of these regulatory proceedings.
4. RECEIVABLES
     The components of receivables for the periods indicated are as follows:
Holdings

	(Millions of Dollars)
	September 30,	December 31,
	2006	2005

Electric customers	$81.2	$76.2
Unbilled electric customers	30.1	32.1
Other	35.7	27.1
Less: Allowance for uncollectible accounts	(18.2)	(21.1)

Total	$128.8	$114.3

Duquesne Light

	(Millions of Dollars)
	September 30,	December 31,
	2006	2005

Electric customers	$72.4	$72.5
Unbilled electric customers	24.9	28.9
Affiliate receivables	0.6	3.3
Other	8.2	9.9
Less: Allowance for uncollectible accounts	(17.8)	(20.8)

Total	$88.3	$93.8

5. ACQUISITIONS AND DISPOSITIONS
     On September 1, 2006, Duquesne Generation Company completed the purchase of undivided interests in two coal-fired power plants for an aggregate purchase price of approximately $177.7 million, which includes applicable closing costs and preliminary working capital adjustments. A $200 million term loan issued by Holdings was used to finance the acquisition (See Note 8). The interests acquired represent a 2.47% interest, or 42 megawatts, in the Keystone plant and a 3.83% interest, or 66 megawatts, in the Conemaugh plant, plus related inventories, equipment and other property. The acquisition of the interests in these plants will serve as a physical hedge to our supply portfolio of energy commodity contracts.
     Each owner is responsible for financing its proportionate share of the plants’ liabilities and capital expenditures in exchange for the rights to its proportionate share of the output from the plants. Our proportionate share of the direct expenses of the plants since the acquisition date is included in operating expenses on Holdings’ condensed consolidated statements of income for the three and nine months ended September 30, 2006.
     We have allocated the purchase price to the respective assets and liabilities based on estimated fair values. As part of the purchase price allocation, a total of $165.8 million was allocated to property, plant and equipment and $8.1 million, representing intangible assets, was allocated to other non-current assets on the condensed consolidated balance sheet of Holdings as of September 30, 2006. The intangible assets represent sulfur dioxide and nitrogen oxide emission allowances. These emission allowances are being amortized on a unit-of-production basis over their weighted-average useful lives of approximately 13 years. Due to the timing of the acquisition we are still in the process of finalizing the valuation of the acquired assets and liabilities, and therefore the purchase price allocation is preliminary and therefore subject to change once finalized.
     On August 15, 2006, DQE Financial acquired a 50% interest in a joint venture that owns two pipeline quality landfill gas processing plants for $9.3 million. The acquisition is accounted for using the equity method of accounting.

     On May 1, 2006, DES closed on the sale of an energy facility management project, pursuant to an agreement entered into in August 2005. DES received $2.5 million in cash and recorded a pre-tax gain of $2.5 million as a reduction to other operating expenses on Holdings condensed consolidated statements of income.
6. DERIVATIVE INSTRUMENTS
     In the normal course of business in order to mitigate risks associated with fluctuations in market prices, we have entered into various contracts that are accounted for as derivatives under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. The contracts are in compliance with a Board-approved risk management policy that permits transactions for the prudent management of market related risks, and precludes any speculative transactions.
     The following tables summarize the derivative assets, liabilities and related accumulated other comprehensive income (AOCI) that are included in the Holdings condensed consolidated balance sheets:

	September 30, 2006
	(Millions of Dollars)
				AOCI
				Expected
				to be Re-
				classified
				to Earnings
			AOCI,	within 12
Assets		Liabilities	net	months

Energy contracts	$13.6	$17.9	$(0.8)	$(0.4)
Interest rate lock	—	—	4.1	0.2
Natural gas prices	6.9	—	4.3	3.1

Total	$20.5	$17.9	$7.6	$2.9

	December 31, 2005
	(Millions of Dollars)
	Assets	Liabilities	AOCI, net

Energy contracts	$58.7	$29.2	$7.8
Interest rate lock	—	—	4.2
Natural gas prices	2.2	—	1.3

Total	$60.9	$29.2	$13.3

Energy Contracts
     The following table summarizes the three and nine month impact of the change in fair value of the derivative energy contracts on purchased power expense included in the Holdings condensed consolidated statements of income for 2006 and in both the Holdings and Duquesne Light condensed consolidated statements of income for 2005:

	(Millions of Dollars)
	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2006	2005	2006	2005

Mark-to-market	$6.9	$(11.5)	$15.0	$(22.8)
Cash flow hedge ineffectiveness	2.2	0.4	4.0	0.4

Increase (Decrease)	$9.1	$(11.1)	$19.0	$(22.4)

Natural Gas Prices
     In April 2006, DQE Financial entered into zero-cost price collar arrangements for portions of our 2007 and 2008 anticipated production of pipeline quality landfill gas. These collars were designated at inception as cash flow hedges. The collars were entered into in order to extend the hedging of natural gas prices for pipeline quality landfill gas beyond the existing 2006 price swap.
     For the three months ended September 30, 2006, a reduction of $0.2 million related to hedge ineffectiveness of the price swap agreement maintained at DQE Financial was recorded in other operating revenue. For the nine months ended September 30, 2006, a benefit of $0.3 million was recorded in other operating revenue in the Holdings condensed consolidated statements of income.
7. SHARE-BASED COMPENSATION
     We adopted the provisions of SFAS No. 123R, “Share-Based Payment” (SFAS No. 123R) as of January 1, 2006, using the modified prospective application method. We had previously applied Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” through December 31, 2005. The primary difference that resulted from the adoption of SFAS No. 123R is in the recognition of pre-tax compensation expense related to our performance-based share awards of $0.4 million and $1.0 million for the three and nine months ended September 30, 2006. The effects on reported income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as required under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” are not material for the three and nine months ended September 30, 2005.

     Under the 2002 Long Term Incentive Plan, as amended (the 2002 Plan), the aggregate number of shares of common stock authorized for issuance is 3,690,468, and of this total, up to 700,000 shares may be issued as restricted unvested shares. Shares issued for the plan will be funded out of existing treasury shares. The 2002 Plan permits the grant of stock option awards, alternative stock appreciation rights and dividend equivalent accounts; unvested restricted share awards and performance-based share awards to both employees and non-employee directors. Stock options awarded to eligible employees will be granted at an option price not less than 100% of the fair market value of our common stock on the date of grant. Unvested share awards and performance-based share awards are valued at the grant date fair value. The 2002 Plan will terminate on December 31, 2011.
     See Note 2 for information on the impact of the pending merger.
Stock Options
     No stock option awards were granted during the three and nine months ended September 30, 2006 to either employees or non-employee directors. As of January 1, 2006, all outstanding stock options were exercisable and fully vested. The total cash received for options exercised during the three and nine months ended September 30, 2006 was $0.2 million. The intrinsic value of these options was not material. The total cash received from options exercised during the three and nine months ended September 30, 2005 was $0.1 million and $0.5 million. The total intrinsic value of options exercised was $0.1 and $0.3 million for the same periods in 2005.
     In June 2006, 151,329 options, including all 98,719 remaining stock appreciation rights (SARS) associated with the outstanding options, representing all outstanding option grants with exercise prices above $20 were cancelled upon mutual agreement with the holders of the options. The consideration paid and incremental compensation expense incurred to cancel these options and associated SARS was not material. As of September 30, 2006, no SARS remained outstanding. In addition, 36,372 outstanding options were also forfeited during 2006. The following table summarizes the transactions of our stock option plans for the nine months ended September 30, 2006, and certain information about outstanding stock options as of September 30, 2006:

		Weighted
		Average
	Shares	Price

Options outstanding, beginning of period	552,004	$23.10
Options granted	—	—
Options exercised	12,050	$15.71
Options canceled/forfeited	187,701	$36.81

Options outstanding and exercisable, end of period	352,253	$16.05

Shares available for future grants, end of period	2,616,394

     The weighted average remaining life of the outstanding options was 5.7 years as of September 30, 2006.
Unvested Restricted Share Awards
     In relation to a November 2003 grant, after consideration of forfeitures, a total of 200,417 shares of unvested Holdings stock with voting and dividend rights were issued to officers. A total of 14,000 of these shares were issued in the first nine months of 2005 with a grant-date fair value of $0.3 million. The right to the shares is subject to continued employment. An equal portion of the total shares for each issuance is earned each year over the vesting period ending on December 31, 2006. As of September 30, 2006, 73,239 shares remain unvested. The unearned compensation is being charged evenly to expense over the vesting period. For the three and nine months ended September 30, 2006, total compensation expense of $0.3 million and $0.9 million was recognized. For the three and nine months ended September 30, 2005, total compensation expense of $0.3 million and $0.8 million was recognized. Associated tax benefits of $0.1 million and $0.3 million were recorded for each period in both 2006 and 2005. Of these amounts, $0.2 million and $0.5 million were recorded as compensation expense at Duquesne Light for both 2006 and 2005, with associated tax benefits of zero and $0.2 million for each period in 2006 and 2005. As of September 30, 2006, unrecognized compensation cost associated with these shares was $0.3 million for Holdings, including $0.2 million for Duquesne Light. The remaining compensation cost will be recognized through December 2006.
     Between January 2000 and February 2003, a total of 20,750 shares of Holdings’ unvested stock with voting and dividends rights were granted to various non-employee directors. These shares vest equally over a ten-year period. Between June 2004 and June

2006, a total of 62,292 shares of Holdings’ unvested stock with voting and dividends rights were also granted to non-employee directors. These shares vest two years after issue date.
     In June 2006, 6,660 shares of Holdings’ unvested stock were forfeited. The forfeiture resulted in a reversal of $0.1 million of compensation expense in June 2006. The remaining unearned compensation is being charged evenly to expense over the vesting periods. For the three and nine months ended September 30, 2006, total compensation expense of $0.1 million and $0.2 million was recognized. For the three and nine months ended September 30, 2005, total compensation expense of $0.1 million and $0.3 million was recognized. As of September 30, 2006, unrecognized compensation cost associated with these shares was $0.6 million. The remaining compensation cost is scheduled to be recognized through February 2013.
     The following table summarizes the transactions related to unvested restricted share awards for the nine months ended September 30, 2006:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Unvested shares, beginning of period	129,641	$18.27
Unvested shares granted	20,000	$16.52
Shares vested	19,575	$19.77
Unvested shares canceled/ forfeited	6,660	$24.79

Unvested shares, end of period	123,406	$17.34

Performance Based Share Awards
     In relation to a November 2003 grant, after consideration of forfeitures, 396,567 shares of Holdings stock issued to the officers of Holdings under a performance-based deferred stock unit award remain to be earned as of September 30, 2006. A total of 33,367 of these shares were issued in the first nine months of 2005 with a grant-date fair value of $0.3 million. The right to the shares is subject to the achievement of specified performance goals related to earnings per share (EPS) from continuing operations and total shareholder return (TSR) over the defined performance periods. The EPS performance period commenced on January 1, 2004 and ends on December 31, 2006. The TSR performance period commenced on October 20, 2003 and ends on December 31, 2006. At the end of the performance period, shares may vest within a range of 0% to 100%, with no more than 50% of the shares subject to each performance target.
     For the 50% of the shares subject to the EPS performance requirements, beginning in January 2006 compensation is being charged evenly to expense for the portion of the award for which the requisite service period had not been rendered over the remaining service period as these shares are currently expected to vest at the end of the performance period. The weighted average grant date fair value of $16.85 per share for these shares was calculated as the closing share price on the respective grant dates. Holdings recorded compensation expense for this award of $0.3 million and $0.9 million in the three and nine months of 2006, with associated tax benefits of $0.2 million and $0.4 million. Of these amounts $0.2 million and $0.5 million was recorded at Duquesne Light, with an associated tax benefit of $0.1 million and $0.2 million for the three and nine months ended September 30, 2006. No compensation expense was recorded for the first nine months of 2005 for either Holdings or Duquesne Light. As of September 30, 2006, unrecognized compensation cost associated with this portion of the award was $0.3 million for Holdings including $0.2 million at Duquesne Light. The remaining compensation cost will be recognized through December 2006.
     The other 50% of the shares are subject to the TSR performance requirements. The grant-date fair value and the compensation expense recorded by Holdings and Duquesne Light for the three and nine months ended September 30, 2006 were not material. Neither Holdings nor Duquesne Light recorded compensation expense for this portion of the award in the three and nine months of 2005.
     As of September 30, 2006, after forfeitures, 49,762 shares of Holdings common stock remain to be earned related to a January 2004 grant to non-officers of Holdings under a performance-based restricted stock unit award. The grant-date fair value and the compensation expense recorded by Holdings and Duquesne Light for the three and nine months ended September 30, 2006 were not material. The shares are earned based upon Holdings’ TSR rank against the TSR of its peer group, as defined, over a three-year performance period ending December 31, 2006. Neither Holdings nor Duquesne Light recorded compensation expense for this award in the first three and nine months of 2005.
8. NOTES PAYABLE AND LONG-TERM DEBT
     On September 1, 2006, we entered into a $200 million variable interest rate unsecured term loan facility to fund certain minority interests and transaction costs related to the Keystone and Conemaugh generation acquisition (see Note 5) and for general corporate purposes. The final maturity date is September 1, 2011. However, in the event the merger is not consummated or in the event the merger is consummated but not with the proceeds of the acquisition debt to be raised by the Macquarie Consortium to finance the merger, we must prepay the term loan facility on the one-year anniversary of the date that is earliest to occur of (i) January 5, 2008, (ii) the date of termination of the merger agreement, and (iii) the date of consummation of the merger other than with the proceeds of acquisition debt.
     The term loan facility may be prepaid and/or cancelled in whole or in part, but any amount prepaid under the facility may not be reborrowed. The outstanding balance under the facility will be charged an interest rate of LIBOR plus a margin of 0.625 % to 1.75%, based on our then-current senior unsecured credit rating. Prior to the merger consummation date, the facility is subject to the same terms and conditions as our current $250 million revolving credit facility dated July 27, 2005 which include but are not limited to (i) a cross-default if we or any of our subsidiaries default on any payment due under any indebtedness exceeding $50 million, (ii) maintaining a maximum debt-to-capitalization ratio of 65% as defined by the facility, and (iii) maintaining a minimum interest coverage ratio of 2-to-1 as defined by the facility. From and after the merger consummation date, the terms and conditions of the facility will automatically change to match those in the acquisition debt.
     As of September 30, 2006, $15 million was outstanding under the Holdings revolver and there were no borrowings outstanding under the Duquesne Light revolver. Letters of credit (LOCs) totaling $25.8 million at Holdings (including $8.2 million at Duquesne Light) were outstanding under the revolvers on September 30, 2006.
     In April and May 2006, Holdings moved LOCs, previously outstanding under the Holdings revolver, to new LOC facilities, thereby increasing the available capacity under the revolver by a like amount. As of September 30, 2006, $61.2 million of LOCs at Holdings were outstanding under these new facilities. In addition, Duquesne Light also had $12.7 million in LOCs outstanding not related to the revolver.
9. COMMITMENTS AND CONTINGENCIES
Guarantees
     As part of DQE Financial’s investment portfolio in seven affordable housing funds, we have received fees in exchange for guaranteeing a minimum defined yield to unrelated investors. We entered into these transactions between 1995 and 1999 because of the attractive risk/reward characteristics available to guarantors. The guarantee period will expire by 2015. In the event the underlying affordable housing properties do not generate the necessary minimum yield during the guarantee period, we will make cash payments necessary to achieve the minimum yield. The original amount guaranteed was approximately $250 million, and has declined as investors have earned the guaranteed returns. We estimate the maximum potential amount of undiscounted future payments that we could be required to make under the guarantees if the investors earn no future returns was $22.9 million as of September 30, 2006.
     In connection with the sale of six synthetic fuel facilities in 2000 by a subsidiary, we agreed to guarantee the subsidiary’s obligation under the sales agreement to indemnify the purchaser against breach of warranties, representations or covenants. The guarantee generally extends up to six years or otherwise as stipulated under the statute of limitations, based on the expiration of the underlying warranty, representation, or covenant. We have determined our exposure to be minimal, as both legal and factual representations and warranties have been primarily limited to matters within the control and knowledge of our subsidiary. As such, no liability has been recorded on the condensed consolidated balance sheets.
     In connection with the 2005 sale of DES’s investment in an energy facility management project, DES provided the buyer with a guarantee that DES will repay a portion of the purchase price if the counterparty to the management contract terminates the contract for convenience, as defined by the agreement (the Repayment Guarantee). As of September 30, 2006, the maximum Repayment Guarantee amount is approximately $3.5 million. The Repayment Guarantee is reduced daily, based on the passage of time, through January 1, 2016, at which time the Repayment Guarantee expires. The estimated liability for the fair value of the Repayment Guarantee is not material.
     Holdings has guaranteed portions of the obligations of Duquesne Power under its energy commodity contracts in order to use Holdings’ stronger credit profile to obtain better pricing and contract terms for Duquesne Power. In general, if

Duquesne Power is required to make a payment under these contracts and fails to do so, Holdings would be required to make such payment. The notional value of the contracts (and consequently the guarantee amounts) changes as additional energy commodities are bought or sold, and as Duquesne Power pays for its energy commodity deliveries. As of September 30, 2006, the maximum amount of Holdings’ payment guarantee related to the purchase and capacity obligations totaled $520.8 million, or approximately 86%, of the total remaining notional value under these contracts. In addition, Holdings guarantees Duquesne Power’s obligations to deliver energy under the energy sales contracts, to the extent that Duquesne Power would be obligated to compensate the counterparty for the difference in the counterparty’s cost to procure the energy and the contract price. As of September 30, 2006, no guarantee amount has been recorded as a liability on the condensed consolidated balance sheets. In addition, Holdings posts collateral on behalf of Duquesne Power as needed under the energy commodity contracts. As of September 30, 2006, there was no collateral outstanding.
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
Income Taxes
     The Internal Revenue Service (IRS) has audited all federal corporate tax returns for the years through 1997 and these years are closed. The IRS completed the 1998-2002 audit cycle during March 2006 and all adjustments to reflect this audit, including the impact on state taxes, were recorded in the financial statements in the first quarter. In addition to the recording of charges for additional taxes and interest due related to the audit, we also recorded $2.3 million of certain state tax benefits expected to be realized in 2006 and beyond. In total, these adjustments resulted in a net charge of $2.9 million for the first quarter. In completing the IRS audit, $11 million of tax credit carryforwards were used to offset increases in our taxable income in prior years. Accordingly, our cumulative tax credit carryforwards of approximately $121 million as of December 31, 2005 were reduced to approximately $110 million.
     In May 2006, we paid $52.8 million to the IRS related to the 1998-2002 audit cycle. The IRS is currently auditing the 2003 through 2005 tax years.
     The Pennsylvania Department of Revenue has issued assessments of additional tax for 1999 through 2004 primarily to include income of a Duquesne Light out of state subsidiary corporation in Pennsylvania taxable income. In October 2006 we reached a definitive agreement regarding all of the issues in dispute on our 1997 through 2004 Pennsylvania state tax returns and treatment of the disputed items on our 2005 returns. Pursuant to this settlement agreement Duquesne Light will pay approximately $60 million, which includes interest, and is included in other current liabilities on the condensed consolidated balance sheets of Holdings and Duquesne Light as of September 30, 2006. Of this amount, approximately $54 million was remitted as of November 1, 2006. Duquesne Light recorded a net charge of $16.1 million in the third quarter pursuant to this settlement. Included in the payment and net charge discussed above, is $13.2 million of Pennsylvania Capital Stock Tax, which is included in taxes other than income taxes on both Holdings’ and Duquesne Light’s condensed consolidated statements of income for the three and nine months ended September 30, 2006.
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
     Section 29 tax credits are subject to a phase-out provision that reduces tax credits as the average annual wellhead price per barrel of domestic crude oil increases into an inflation-adjusted phase-out range. During the first nine months of 2006, we estimated the average annual wellhead price per barrel of domestic crude oil based on the actual NYMEX price per barrel of domestic crude oil through September, and the estimated future prices through December 2006. We also estimated the phase-out range for Section 29 tax credits based on the actual 2005 phase-out range, and an estimated inflation factor. This resulted in an estimated annual phase-out of Section 29 tax credits for 2006 at an approximate 40% level as of September 30, 2006, which led to a $6.2 million reduction in tax credits recognized in the first nine months of 2006 from our Financial business segment. We cannot predict with any certainty the level of domestic crude oil prices for 2006. We also cannot predict with any certainty whether a phase-out is likely to continue at 40% or any other level. During the first nine months of 2006, after recording the effects of the estimated phase-out described above, we recorded $8.5 million of Section 29 tax credits.
     As a result of the estimated phase-out of Section 29 tax credits, DQE Financial recorded an impairment charge of $2.3 million in the second quarter of 2006 in other operating expenses in Holdings condensed consolidated statements of income. The impairment charge represents the majority of the book value of landfill gas rights for the passive investment sites that were not projected to operate past the December 31, 2007 expiration of Section 29 tax credits.
     Also as a result of the estimated phase-out of Section 29 tax credits, effective July 17, 2006, we elected to temporarily cease participation in the synthetic fuel limited partnership interest held by DQE Financial. Effective October 30, 2006, due to the recent decrease in the estimated phase-out, we have elected to resume our participation in the synthetic fuel limited partnership interest.
     If domestic crude oil prices continue to stay at a high level in 2006 and/or 2007, tax credits and net income may be further reduced substantially, due to the phase-out. During 2005, we recorded approximately $20 million of Section 29 tax credits.
     DES operates synthetic fuel facilities for a single customer, earning fees based on production. Earnings in 2005 from the operation of synthetic fuel facilities were approximately $20 million, which could also be substantially reduced if the operation of these facilities is curtailed. As of September 30, 2006, we had earned approximately $14.0 million from the operation of these facilities. Earnings from the operation of these facilities, once earned, are not subject to repayment for any Section 29 tax-credit phase-out.
     In the third quarter of 2006, DES agreed to price concessions with the facilities owner for the synthetic fuel processed during August and September 2006. The concessions continue through December 31, 2006 and were agreed to because, without the concessions, the synthetic fuel facilities may have ceased operations. The price concessions also include a true-up provision that could be payable to DES based in part on the actual 2006 Section 29 credit information to be published by the IRS in April 2007. In the event of favorable legislative enactment regarding applicable 2006 Section 29 tax credits, any price concessions granted to the owner of the synthetic fuel facilities would be recovered. In addition, August production volumes were also reduced, at the owner’s request, to approximately 75% of the aggregate budgeted production levels as a result of the anticipated phase-out. However, September 2006 production levels were not similarly reduced, nor have we received notice for future production curtailment requests from the owner. Ongoing operating fee income may be further reduced or eliminated if actual and projected oil prices remain at or above current price levels.
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
Fuel Supply Commitments
     As a result of the purchase of the undivided interests in the two coal-fired power plants, Duquesne Generation is responsible for financing its proportionate share of the plants’ liabilities, which include future commitments related to fuel supply contracts for each of the plants. As of September 30, 2006, Duquesne Generation’s proportionate share of future commitments under these contracts totaled $39.5 million. The contracts expire in varying amounts through 2012.
10. DISCONTINUED OPERATIONS
     In connection with the assignment of certain rights to a previous construction contract, AquaSource received $1.7 million in January 2006 in settlement of a receivable. This amount was included on Holdings’ condensed consolidated balance sheet as a current asset from discontinued operations as of December 31, 2005.
11. PENSION AND POSTRETIREMENT BENEFITS
     The following table summarizes the components of net periodic pension benefit cost:

	(Millions of Dollars)
	Three Months Ended
	September 30,
	2006	2005

Service cost	$3.0	$2.2
Interest cost	11.6	10.7
Expected return on plan assets	(15.1)	(13.8)
Amortization of prior service cost	1.1	0.8
Amortization of actuarial gain	0.1	—

Net periodic pension benefit cost (gain)	$0.7	$(0.1)

	(Millions of Dollars)
	Nine Months Ended
	September 30,
	2006	2005

Service cost	$9.0	$6.6
Interest cost	34.8	32.1
Expected return on plan assets	(45.3)	(41.4)
Amortization of prior service cost	3.3	2.4
Amortization of actuarial gain	0.3	—

Net periodic pension benefit cost (gain)	$2.1	$(0.3)

     During the first quarter of 2006, Duquesne Light made aggregate discretionary contributions of $20 million to the pension plans. As of September 30, 2006, we do not anticipate being required to contribute any additional amounts to fund the pension plans in 2006.
     In January 2005, Duquesne Light met its obligation, pursuant to the January 2001 PUC Order regarding Duquesne Light’s final generation asset sale proceeds accounting, by contributing $32.1 million to the pension plans.
     The following table summarizes the components of net periodic postretirement benefit cost:

	(Millions of Dollars)
	Three Months Ended
	September 30,

	2006	2005

Service cost	$0.3	$0.4
Interest cost	0.7	0.9
Amortization of unrecognized net transition obligation	0.2	0.1
Amortization of prior service cost	0.2	—

Net periodic postretirement benefit cost	$1.4	$1.4

	(Millions of Dollars)
	Nine Months Ended
	September 30,

Service cost	$0.9	$1.2
Interest cost	2.1	2.7
Amortization of unrecognized net transition obligation	0.6	0.5
Amortization of prior service cost	0.6	(0.1)

Net periodic postretirement benefit cost	$4.2	$4.3

12. DUQUESNE LIGHT TRANSACTIONS WITH AFFILIATES
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
     Effective with the December 31, 2005 transfer of Duquesne Power, Duquesne Light began purchasing substantially all of its power from an affiliate rather than a subsidiary. The full-requirements contract with Duquesne Power was designed to be an income neutral arrangement for Duquesne Light.

13. BUSINESS SEGMENTS AND RELATED INFORMATION
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
     Holdings reports the following business segments: (1) transmission and distribution of electricity (electricity delivery business segment), (2) supply of electricity, which includes the results of the Keystone and Conemaugh power plants effective September 1, 2006 (electricity supply business segment), (3) DES’ development, operation and maintenance of energy facilities and, for a single customer, synthetic fuel facilities (Energy Solutions business segment), (4) DQE Financial’s collection and processing of landfill gas and management of structured finance and alternative energy investments (Financial business segment), and (5) DQE Communications’ operation, maintenance and leasing of its fiber optic based network (Communications business segment). We also report an “all other” category to include our other subsidiaries below the quantitative threshold for disclosure. These subsidiaries provide corporate administrative functions, financing, and insurance services for our various affiliates. In 2005 , Holdings also reported the CTC business segment, which reported the collection of transition costs that were fully collected as of December 31, 2005.

Duquesne Light Company
Business Segments for the Three Months Ended September 30, 2006

	(Millions of Dollars)
	Electricity	Duquesne Light
	Delivery	Supply	Consolidated

Operating revenues	$95.4	$113.4	$208.8
Operating expenses	57.9	113.0	170.9
Depreciation and amortization expense	19.5	—	19.5

Operating income	18.0	0.4	18.4
Other income — net	0.3	—	0.3
Interest and other charges	10.5	—	10.5

Income before income taxes	7.8	0.4	8.2
Income tax expense	11.5	0.2	11.7

Net (Loss) Income	(3.7)	0.2	(3.5)
Dividends on preferred and preference stock	1.9	—	1.9

(Loss) earnings available for common stock	$(5.6)	$0.2	$(5.4)

Assets	$2,156.0	$—	$2,156.0

Capital expenditures	$54.3	$—	$54.3

Business Segments for the Three Months Ended September 30, 2005

	(Millions of Dollars)
		Duquesne
	Electricity	Light
	Delivery	Supply	CTC	Consolidated

Operating revenues	$97.6	$127.2	$1.0	$225.8
Operating expenses	44.1	111.3	0.1	155.5
Depreciation and amortization expense	16.9	—	0.9	17.8

Operating income	36.6	15.9	—	52.5
Other income — net	6.0	—	—	6.0
Interest and other charges	11.8	0.5	—	12.3

Income before income taxes	30.8	15.4	—	46.2
Income tax expense	12.5	6.4	—	18.9

Net Income	18.3	9.0	—	27.3
Dividends on preferred and preference stock	2.0	—	—	2.0

Earnings available for common stock	$16.3	$9.0	$—	$25.3

Assets (a)	$2,123.1	$—	$—	$2,123.1

Capital expenditures	$36.5	$—	$—	$36.5

(a)	Relates to assets as of December 31, 2005.

Duquesne Light Company
Business Segments for the Nine Months Ended September 30, 2006

	(Millions of Dollars)
	Electricity	Duquesne Light
	Delivery	Supply	Consolidated

Operating revenues	$257.3	$293.7	$551.0
Operating expenses	143.8	292.5	436.3
Depreciation and amortization expense	56.5	—	56.5

Operating income	57.0	1.2	58.2
Other income — net	3.9	—	3.9
Interest and other charges	30.7	—	30.7

Income before income taxes	30.2	1.2	31.4
Income tax expense	20.1	0.5	20.6

Net Income	10.1	0.7	10.8
Dividends on preferred and preference stock	5.9	—	5.9

Earnings available for common stock	$4.2	$0.7	$4.9

Capital expenditures	$154.8	$—	$154.8

Business Segments for the Nine Months Ended September 30, 2005

	(Millions of Dollars)
		Duquesne
	Electricity	Light
	Delivery	Supply	CTC	Consolidated

Operating revenues	$260.6	$341.5	$5.1	$607.2
Operating expenses	131.3	295.1	0.3	426.7
Depreciation and amortization expense	48.4	—	4.7	53.1

Operating income	80.9	46.4	0.1	127.4
Other income — net	16.8	0.3	—	17.1
Interest and other charges	36.7	1.2	—	37.9

Income before income taxes	61.0	45.5	0.1	106.6
Income tax expense	23.9	18.9	—	42.8

Net Income	37.1	26.6	0.1	63.8
Dividends on preferred and preference stock	6.0	—	—	6.0

Earnings available for common stock	$31.1	$26.6	$0.1	$57.8

Capital expenditures	$59.8	$0.1	$—	$59.9

Duquesne Light Holdings
Business Segments for the Three Months Ended September 30, 2006

	(Millions of Dollars)
	Electricity	Electricity	Energy		Communi-	All	Elimina-	Consoli-
	Delivery	Supply	Solutions	Financial	cations	Other	tions	dated

Operating revenues	$95.4	$148.7	$17.7	$8.5	$3.0	$—	$(2.0)	$271.3
Operating expenses	57.9	142.6	9.4	8.0	1.3	6.1	(2.0)	223.3
Depreciation and amortization expense	19.5	0.7	0.3	0.9	0.5	0.1	—	22.0

Operating income (loss)	18.0	5.4	8.0	(0.4)	1.2	(6.2)	—	26.0
Other income — net	0.3	0.2	0.2	1.1	0.1	1.3	(1.6)	1.6
Interest and other charges	12.4	1.0	0.1	0.1	—	7.7	(1.8)	19.5
Benefit from limited partners’ interest	—	—	—	2.6	—	—	—	2.6

Income (loss) before income taxes	5.9	4.6	8.1	3.2	1.3	(12.6)	0.2	10.7
Income tax expense (benefit)	11.5	2.0	3.0	(2.1)	0.6	(5.2)	—	9.8

(Loss) income from continuing operations	$(5.6)	$2.6	$5.1	$5.3	$0.7	$(7.4)	$0.2	$0.9

Assets	$2,132.4	$225.7	$6.8	$590.9	$30.7	$25.0	$—	$3,011.5

Capital expenditures	$54.3	$0.2	$—	$2.9	$1.0	$—	$—	$58.4

Business Segments for the Three Months Ended September 30, 2005

	(Millions of Dollars)
	Electricity	Electricity		Energy		Communi-	All	Elimina-	Consoli-
	Delivery	Supply	CTC	Solutions	Financial	cations	Other	tions	dated

Operating revenues	$97.6	$130.0	$1.0	$21.7	$11.3	$2.5	$—	$(0.8)	$263.3
Operating expenses	44.1	113.5	0.1	10.3	12.9	0.9	2.9	(0.8)	183.9
Depreciation and amortization expense	16.9	—	0.9	0.4	1.6	0.5	0.3	—	20.6

Operating income (loss)	36.6	16.5	—	11.0	(3.2)	1.1	(3.2)	—	58.8
Other income — net	6.0	(0.1)	—	18.6	(1.6)	—	0.8	(3.4)	20.3
Interest and other charges	13.8	0.5	—	0.1	0.1	—	5.2	(3.2)	16.5
Benefit from limited partners’ interest	—	—	—	—	2.7	—	—	—	2.7

Income (loss) before income taxes	28.8	15.9	—	29.5	(2.2)	1.1	(7.6)	(0.2)	65.3
Income tax expense (benefit)	12.5	6.6	—	10.4	(6.2)	0.4	(2.0)	0.1	21.8

Income (loss) from continuing operations	$16.3	$9.3	$—	$19.1	$4.0	$0.7	$(5.6)	$(0.3)	$43.5

Assets (a)	$2,100.1	$68.1	$—	$17.9	$573.9	$29.9	$29.0	$—	$2,818.9

Capital expenditures	$36.5	$—	$—	$0.1	$0.3	$0.9	$—	$—	$37.8

(a)	Relates to assets as of December 31, 2005 and excludes discontinued operations assets.

Duquesne Light Holdings
Business Segments for the Nine Months Ended September 30, 2006

	(Millions of Dollars)
	Electricity	Electricity	Energy		Communi-	All	Elimina-	Consoli-
	Delivery	Supply	Solutions	Financial	cations	Other	tions	dated

Operating revenues	$257.3	$376.1	$46.8	$36.7	$8.0	$—	$(5.4)	$719.5
Operating expenses	143.8	354.5	20.1	32.7	3.5	12.0	(5.4)	561.2
Depreciation and amortization expense	56.5	0.7	1.0	3.4	1.6	0.2	—	63.4

Operating income (loss)	57.0	20.9	25.7	0.6	2.9	(12.2)	—	94.9
Other income — net	3.9	0.3	0.9	3.6	0.1	2.0	(3.8)	7.0
Interest and other charges	36.6	1.2	0.1	0.2	—	20.9	(3.4)	55.6
Benefit from limited partners’ interest	—	—	—	7.5	0.1	—	—	7.6

Income (loss) before income taxes	24.3	20.0	26.5	11.5	3.1	(31.1)	(0.4)	53.9
Income tax expense (benefit)	20.1	8.4	10.9	(3.9)	1.3	(9.5)	—	27.3

Income (loss) from continuing operations	$4.2	$11.6	$15.6	$15.4	$1.8	$(21.6)	$(0.4)	$26.6

Capital expenditures	$154.8	$0.2	$—	$5.1	$3.3	$—	$—	$163.4

Business Segments for the Nine Months Ended September 30, 2005

	(Millions of Dollars)
	Electricity	Electricity		Energy		Communi-	All	Elimina-	Consoli-
	Delivery	Supply	CTC	Solutions	Financial	cations	Other	tions	dated

Operating revenues	$260.6	$347.2	$5.1	$53.9	$32.3	$7.2	$—	$(2.4)	$703.9
Operating expenses	131.3	300.3	0.3	25.1	34.6	2.7	6.0	(2.4)	497.9
Depreciation and amortization expense	48.4	—	4.7	1.3	4.8	1.5	0.7	—	61.4

Operating income (loss)	80.9	46.9	0.1	27.5	(7.1)	3.0	(6.7)	—	144.6
Other income — net	16.8	0.3	—	18.7	10.3	0.1	5.9	(13.0)	39.1
Interest and other charges	42.7	1.2	—	0.1	0.1	—	14.0	(12.4)	45.7
Benefit from limited partners’ interest	—	—	—	—	7.6	—	—	—	7.6

Income (loss) before income taxes	55.0	46.0	0.1	46.1	10.7	3.1	(14.8)	(0.6)	145.6
Income tax expense (benefit)	23.9	19.1	—	16.6	(12.1)	1.2	(2.9)	0.1	45.9

Income (loss) from continuing operations	$31.1	$26.9	$0.1	$29.5	$22.8	$1.9	$(11.9)	$(0.7)	$99.7

Capital expenditures	$73.9	$—	$—	$0.1	$0.4	$2.3	$—	$—	$76.7

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Pending Merger
     On July 5, 2006, we entered into the merger agreement with a consortium led by Macquarie Infrastructure Partners and Diversified Utility and Energy Trusts (DUET), (the Macquarie Consortium). Under the terms of the agreement, the Macquarie Consortium will acquire all of the outstanding common shares of Holdings for $20.00 per share in cash.
     The Holdings Board of Directors and the members of the Macquarie Consortium have approved the transaction, but it is subject to customary closing conditions, including the approval of Holdings’ shareholders and various regulatory agencies, including the Pennsylvania Public Utility Commission (PUC) and the Federal Energy Regulatory Commission (FERC). The shareholders will vote at a special meeting on December 5, 2006. Merger agreement applications were filed with the PUC and FERC in September 2006. The PUC application has been assigned to an administrative law judge, and the initial pre-hearing conference to set up procedures and a timeline for the proceedings has been set for November 28, 2006. While the proceeding is in its initial stages and the procedural schedule is not yet approved, we expect a timeline that will allow for PUC approval by June 2007.
     The merger agreement contains termination rights for both Holdings and the Macquarie Consortium, and further provides that, upon termination of the merger agreement under specified circumstances, including (a) by Holdings accepting a proposal by another entity to acquire 50% or more of Holdings’ common stock, (b) Holdings’ board withdrawing or modifying its approval or recommendation of the merger, approving or recommending entering into an agreement with a party other than the Macquarie Consortium, or failing to take a vote of Holdings’ shareholders, and (c) the failure to obtain Holdings’ shareholder’s approval of the merger, Holdings may be required to pay the Macquarie Consortium a termination fee equal to $40 million in cash plus certain documented out-of-pocket expenses and fees incurred by the Macquarie Consortium not in excess of $10 million. The Macquarie Consortium may be required to pay Holdings an amount equal to all documented out-of-pocket expenses incurred by Holdings not in excess of $10 million if the merger agreement is terminated due to a breach of the Macquarie Consortium’s representations, warranties and covenants. In addition, the Macquarie Consortium may be required to pay Holdings up to $70 million in the aggregate for damages resulting from willful and material breaches of the merger agreement by the Macquarie Consortium.
     Under the terms of the merger agreement, all options (whether vested or unvested) to purchase our common stock outstanding at the time of the completion of the merger, including those held by executive officers and directors, will be cashed out by Holdings for an amount equal to the number of shares of Holdings common stock such options were convertible into immediately prior to the merger multiplied by the excess, if any, of $20.00 over the per share exercise price of such option, less any applicable withholding tax. In addition, all other equity-based grants (if not then vested) will vest immediately prior to the effective time at the target performance levels (if applicable) and will be eligible to receive the merger consideration, less any applicable withholding taxes. The merger agreement also contains provisions that require Holdings not to increase its common stock dividend.
     As compensation for services in connection with the merger, Holdings has agreed to pay Lehman Brothers a fee of $10 million, of which $2 million was paid upon public announcement of the transaction with $2 million pending stockholder approval of the sale, and the balance to be paid upon closing of the transaction. We have also agreed to reimburse Lehman Brothers for certain expenses incurred by Lehman Brothers and to indemnify Lehman Brothers and related parties against liabilities arising out of Lehman Brothers’ engagement and the rendering of its opinion.
     The foregoing descriptions of the merger agreement and stock purchase agreement do not purport to be complete and are qualified in their entirety by reference to the merger agreement and the stock purchase agreement, which are included as exhibits to a Form 8-K filed with the SEC on July 6, 2006.
     We are currently exploring the possible monetization of our landfill gas investments, and are seeking bids from potential purchasers. We believe the market is currently advantageous for monetizing these assets. Any such transaction will be subject to Holdings board of directors’ approval as well as the Macquarie Consortium’s consent pursuant to the terms of the merger agreement. At this time, we have not met the criteria for “held for sale” classification related to such assets since we have not yet committed to a formal plan to dispose of these assets and have not received the required board of directors’ approval.
Critical Accounting Policies
     As of September 30, 2006, there have been no significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2005. The policies disclosed included the accounting for: the effects of regulation, unbilled electricity revenues, impairment of long-lived assets and investments, pension and other postretirement benefit plan assumptions, income taxes, derivative instruments and contingent liabilities.
Recent Accounting Pronouncements
     See Note 1 to the condensed consolidated financial statements.
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
•	Cash flow, earnings, earnings growth, capitalization, capital expenditures and dividends will depend on the performance of Holdings’ subsidiaries, and board policy.

•	Demand for and pricing of electricity and landfill gas, changing market conditions, and weather conditions could affect earnings levels.

•	Earnings will be affected by the number of customers who choose to receive electric generation through Duquesne Light’s provider-of-last-resort service (POLR), by our ability to negotiate appropriate terms with suitable generation suppliers, by the performance of these suppliers, and by changes in market value of energy commodity products under contract.

•	Projected POLR supply requirements will depend on POLR customer retention, which in turn may depend on market generation prices, as well as the marketing efforts of competing generation suppliers.

•	Distribution rate base and earnings will depend on the outcome of our distribution rate case, which in turn is subject to Pennsylvania Public Utility Commission (PUC) review and approval. Transmission rate base and earnings will depend on the ultimate outcome of our transmission rate case, which is subject to Federal Energy Regulatory Commission (FERC) review and approval. Earnings will also be affected by rate base, equity and allowed return levels.

•	Regional transmission organization rules and FERC-mandated transmission charges could affect earnings.

•	Changes in electric energy prices could affect earnings as the fair value of our energy commodity contracts fluctuates.

•	The amount and timing of any debt reduction or refinancing will depend on the availability of cash flows and appropriate replacement or refinancing vehicles.

•	The amount and timing of any securities issuance (debt or equity) will depend on financial market performance and the need for funds.

•	Changes in Keystone and/or Conemaugh power plant operations could affect Duquesne Generations’ earnings.

•	Earnings and cash flows may be affected by the ultimate timing of the merger closing, which in turn depends on, among other things, the receipt of shareholder, PUC, FERC and other regulatory approval. Regulatory approval depends on the procedures of the agencies involved.

•	The credit ratings received from the rating agencies could affect the cost of borrowing, access to capital markets and liquidity.

•	Changes in synthetic fuel plant operations could affect Duquesne Energy Solutions’ earnings.

•	Competition, operating costs and gas prices could affect earnings and expansion plans in our landfill gas business, as well as the anticipated operating life of our landfill gas sites.

•	Earnings with respect to synthetic fuel operations, landfill gas and affordable housing investments will depend, in part, on the continued availability of, and compliance with the requirements for, applicable federal tax credits. The availability of synthetic fuel and landfill gas tax credits depends in part on the average well-head price per barrel of domestic crude oil.

•	Demand for dark fiber will affect DQE Communications’ earnings.

•	Financial results and position could be affected by changes in pronouncements periodically issued by accounting standard-setting bodies.

•	Overall performance by Holdings and its affiliates could be affected by economic, competitive, regulatory, governmental and technological factors affecting operations, markets, products, services and prices, as well as the factors discussed in Holdings’ SEC filings made to date.
EXECUTIVE OVERVIEW
     Merger Activities. As previously discussed, we entered into a merger agreement with the Macquarie Consortium on July 5, 2006. On August 11, 2006 Holdings sold an aggregate of 8.8 million shares of common stock for an aggregate price of $141.4 million. This common stock issuance increased the average number of shares of common stock outstanding for both the three and nine months ended September 30, 2006. In addition, during the three and nine months ended September 30, 2006, we incurred $4.3 million and $5.2 million of pre-tax costs associated with the merger, which have been included in the all other category. We expect to incur additional merger-related costs until such time that the merger closes.
     Electricity Delivery Business. In the third quarter of 2006, Duquesne Light entered into a settlement agreement resolving all issues between all parties in our distribution rate case filed in April 2006. If approved by the PUC, the settlement provides for an annual distribution revenue increase of approximately $117 million and would allow an automatic pass-through of transmission services purchased by Duquesne Light under tariffs regulated by the FERC. In the third quarter of 2006, Duquesne Light filed a transmission rate case with the FERC requesting an approximate $27 million annual transmission revenue increase. Duquesne Light anticipates implementing the new transmission and distribution rates in January 2007, pending approvals from the applicable regulatory commission.
     We also continue to make significant progress on our investment program to upgrade both our transmission and distribution infrastructure in our continued effort to provide a stable, reliable source of electric energy for our customers. Capital expenditures related to the program were approximately $150 million in the first nine months of 2006. We expect an additional $200 to $250 million in capital expenditures through 2007.
     Supply Business. Effective January 1, 2006, the operations of Duquesne Power are reported as part of the Holdings electricity supply segment only. During 2005, Duquesne Power was a wholly owned subsidiary of Duquesne Light, and its financial results were reported in both the Duquesne Light supply business segment and the electricity supply business segment of Holdings. The transfer of Duquesne Power was completed to strategically align our unregulated businesses outside of Duquesne Light in order to provide flexibility to capitalize on future supply opportunities. The transfer has effectively eliminated the net income included in the Duquesne Light supply business segment, as the full-requirements contract between Duquesne Light and Duquesne Power is designed to be income neutral for Duquesne Light. If this transfer had occurred on January 1, 2005, the earnings reported in the Duquesne Light supply business segment would have been $9.2 million and $26.1 million lower for the three and nine months ended September 30, 2005, but there would have been no change in the earnings reported in the electricity supply business segment of Holdings.
     During both the three and nine months ended September 30, 2006, there was a large decline in the megawatt hours (MWh) supplied to large commercial and industrial customers in the Duquesne Light supply business segment because the two largest industrial customers switched to alternative energy suppliers as their POLR I arrangement ended. The POLR I arrangement featured both a low revenue and purchased power expense per MWh supplied as the pricing under these arrangements was determined years ago. The total MWh supplied in the electricity supply business segment increased in both the three and nine months ended September 30, 2006 compared to the same periods in 2005, due to the increase in MWh supplied to large commercial and industrial customers by our unregulated retail electric generation supplier, Duquesne Light Energy (DLE). Both the revenues and purchased power expense recognized during the three and nine months ended September 30, 2006 increased at a greater rate than the increase in MWh supplied as a result of the current pricing associated with the MWh supplied in 2006 compared to the POLR I pricing for the MWh supplied in 2005.
     On September 1, 2006, we completed our purchase of undivided interests in two coal-fired power plants for an aggregate purchase price of $173.1 million, plus applicable closing costs and preliminary working capital adjustments. The interests acquired represent a 2.47% interest, or 42 megawatts, in the Keystone plant and a 3.83%

interest, or 66 megawatts, in the Conemaugh plant, plus related inventories, equipment and other property. The acquisition of the interests in these plants will serve as a physical hedge to our supply portfolio of energy commodity contracts. A $200 million term loan issued by Holdings was used to finance the acquisition.
     Section 29 Tax Credits and Synthetic Fuel. Section 29 tax credits are subject to a phase-out provision that reduces tax credits as the average annual wellhead price per barrel of domestic crude oil increases into an inflation-adjusted phase-out range, which is published by the IRS in April for the previous year. In recent years, the wellhead price per barrel of domestic crude oil has averaged approximately 89% of the New York Mercantile Exchange (NYMEX) price per barrel of domestic crude oil. The possible Section 29 phase-out may impact (i) our Financial business segment through our landfill gas business and our investment in a synthetic fuel partnership and (ii) our Energy Solutions business segment through the fees earned from the operation and maintenance of synthetic fuel facilities for a single customer.
     During the first nine months of 2006, we estimated the average annual wellhead price per barrel of domestic crude oil based on the actual NYMEX price per barrel of domestic crude oil through September, and the estimated future prices through December 2006. We also estimated the phase-out range for Section 29 tax credits based on the actual 2005 phase-out range, and an estimated inflation factor. This resulted in an estimated annual phase-out of Section 29 tax credits for 2006 at an estimated 40% level as of September 30, 2006, which has decreased from the estimated 65% level as of the end of the second quarter.
     As a result of the estimated phase-out of Section 29 tax credits, in the second quarter of 2006 we recorded a pre-tax impairment charge of $2.3 million in our Financial business segment. The charge relates to remaining net book values in the landfill gas rights for the passive investment sites that were not projected to operate past the December 31, 2007 expiration of Section 29 tax credits. We are currently evaluating our options relating to the continuing operations related to these landfill sites. We do not plan on altering any operations at our other landfill sites, as we believe these sites will continue to be profitable regardless of the Section 29 tax credits.
     In addition, effective July 17, 2006, we elected to temporarily cease participation in the synthetic fuel limited partnership interest held in our Financial business segment. However, due to the recent decrease in the estimated phase-out of Section 29 tax credits, we have elected, effective October 30, 2006, to resume our participation in the synthetic fuel limited partnership interest. Future participation in the partnership depends on our estimate of future oil prices, potential legislative relief regarding Section 29 tax credits and the probability of production from the partnership.
     The estimated Section 29 phase-out also negatively impacted our fees earned from the operation and maintenance of synthetic fuel facilities included in our Energy Solutions business segment for the three and nine months ended September 30, 2006. This impact resulted from price concessions granted to the facilities owner for the synthetic fuel processed during August and September 2006. The concessions continue through December 31, 2006 and were agreed to because, without the concessions, the synthetic fuel facilities may have ceased operations. The price concessions also include a true-up provision that could reduce the ultimate price concessions granted to the facility owners. The true-up provisions are based in part on the actual 2006 Section 29 credit information to be published by the IRS in April 2007. In the event of favorable legislative enactment regarding applicable 2006 Section 29 tax credits, any price concessions granted to the owner of the synthetic fuel facilities would be recovered. The price concessions, assuming current targeted production levels are met and there is no legislative relief related to 2006 Section 29 credits, and ignoring the true-up provision, are expected to reduce earnings from the synthetic fuel facilities in the fourth quarter of 2006 by approximately $4 million. In addition, August production volumes were also reduced, at the owner’s request, to approximately 75% of the aggregate budgeted production levels as a result of the anticipated phase-out. September 2006 production levels were not similarly reduced, nor have we received notice for future production curtailment requests from the owner. Future operations will be determined by the owner based on its expectations of the value of the tax credits, continued concessions from counterparties through the expiration of the tax credit period, and the likelihood of legislative relief.
     Landfill Gas Business. The majority of earnings from our landfill gas business are derived from pipeline quality production sites. Earnings at these sites are not driven by Section 29 tax credits and the effects of any phase-out would not impact our decisions on how to operate these sites. Our contract at one of these sites located in New York City was terminated on June 30, 2006. Our earnings for the first nine months of 2006 included $5.2 million related to this site.
     Income tax settlements. During 2006, two significant tax legacy issues were settled with the IRS and the Pennsylvania Department of Revenue that impacted our results.
     In October 2006, we reached a definitive agreement with the Pennsylvania Department of Revenue regarding all of the issues in dispute on Duquesne Light’s 1997 through 2004 Pennsylvania state tax returns and treatment of the disputed items on our 2005 returns. Pursuant to this settlement agreement Duquesne Light will pay approximately $60 million, which includes interest, and has recorded a net charge of $16.1 million in the third quarter. Included in the payment and net charge described above is $13.2 million of Pennsylvania Capital Stock Tax which is included in operating expenses in our Electricity Delivery business segment third quarter results.
     The IRS completed the 1998-2002 audit cycle during March 2006 and all adjustments to reflect this audit, including the impact on state taxes, were recorded in the financial statements in the first quarter of 2006. In addition to recording charges for additional taxes and interest due related to the audit, we also recorded $2.3 million of certain state tax benefits expected to be realized in 2006 and beyond. In total, the IRS and state tax adjustments resulted in a net charge of $2.9 million in the first quarter.
     See Note 9 to the condensed consolidated financial statements for a detailed discussion of the tax settlements.
BUSINESS SEGMENTS
     Note 13 to the condensed consolidated financial statements provides a description of each principal business segment and shows the financial results of each in tabular form. Following is a discussion of these results. Unless otherwise stated, the terms “earnings” and “loss” used in the following discussion refer to after-tax amounts.
RESULTS OF OPERATIONS
Overall Performance
     Three months ended September 30, 2006. Our net income was $0.9 million, or $0.01 basic earnings per share in the third quarter of 2006, compared to $43.6 million, or $0.56 basic earnings per share in 2005. The average shares outstanding increased 5.7 million, or 7.3%, compared to the third quarter of 2005. Our income from continuing operations was $0.9 million, or $0.01 basic earnings per share in the third quarter of 2006, compared to $43.5 million, or $0.56 basic earnings per share in 2005. This decrease of $42.6 million, or 97.9% is primarily due to the following:
•	Income from the electricity delivery business segment decreased $21.9 million from the third quarter of 2005, primarily as a result of the negative net $16.1 million charge as a result of the state tax settlement, lower operating revenues attributable to cooler summer weather in 2006 as compared to 2005 and lower other income.

•	Income from the Holdings electricity supply business segment decreased $6.7 million from the third quarter of 2005, primarily as a result of a $11.8 million decrease in earnings resulting from a decline in the fair value of certain of Duquesne Power’s derivative energy contracts, partially offset by increased electricity supply margins realized compared to the third quarter of 2005.

•	Income from the Energy Solutions business segment decreased $14.0 million from the third quarter of 2005, primarily as a result of an $11.7 million after-tax gain related to the sale of an equity investment in an energy facility operating partnership during the third quarter of 2005 and lower earnings from the management of synthetic fuel facilities following the price concessions previously discussed.

•	The loss reported in the all other category increased $1.8 million, primarily as a result of $2.5 million in after-tax merger related costs in 2006.
     Duquesne Light reported a loss of $5.4 million in the third quarter of 2006, compared to earnings of $25.3 million in 2005, a decrease of $30.7 million, primarily as a result of the decrease in the earnings from the electricity delivery business segment discussed above, and the December 31, 2005 transfer of Duquesne Power’s operations from Duquesne Light’s supply segment, as previously discussed. Duquesne Light’s 2005 results included $9.2 million of earnings from Duquesne Power.
     Nine months ended September 30, 2006. Our net income was $26.5 million, or $0.33 basic earnings per share in the first nine months of 2006, compared to $100.1 million, or $1.29 basic earnings per share in 2005. The average shares outstanding increased 2.4 million, or 3.1%, compared to 2005. Our income from continuing operations was $26.6 million, or $0.33 basic earnings per share in the first nine months of 2006, compared to $99.7 million, or $1.28 basic earnings per share in 2005. This decrease of $73.1 million, or 73.3%, is due to the following:
•	Income from the electricity delivery business segment decreased $26.9 million from 2005, primarily as a result of the state tax settlement discussed above, lower operating revenues attributable to unfavorable weather in the first nine months of 2006 compared to 2005, and lower other income.

•	Income from the Holdings electricity supply segment decreased $15.3 million from 2005, primarily as a result of a $24.2 million after-tax decline in the fair value of certain of Duquesne Power’s derivative energy contracts, partially offset by increased electricity supply margins realized as compared to the first nine months of 2005.

•	Income from the Energy Solutions business segment decreased $13.9 million from 2005, primarily as a result of the after-tax gain related to the sale of an equity investment and lower earnings from the management of synthetic fuel facilities as discussed above.

•	Income from the Financial segment decreased $7.4 million, primarily as a result of a $6.6 million decrease in earnings resulting from the estimated 2006 tax credit phase-out, the $4.6 million after-tax gain from the sale of an investment in a natural gas operating partnership included in the first nine months of 2005 results and the $1.5 million after-tax impairment charge in 2006 related to the passive landfill gas investments. These were partially offset by a $3.7 million increase in earnings from the pipeline quality landfill gas sites in the first nine months of 2006.

•	The loss reported in the all other category increased $9.7 million, primarily as a result of $3.0 million in after-tax merger related costs in 2006, the negative net $2.9 million impact to income taxes resulting from the IRS settlement in 2006, the $2.4 million after-tax gain in 2005 resulting from the favorable settlement of an interest rate lock arrangement and higher interest charges related to increased borrowings as compared to 2005.
     Duquesne Light’s earnings available for common stock were $4.9 million in the first nine months of 2006, compared to $57.8 million in 2005, a decrease of $52.9 million, or 91.5% primarily as a result of the decrease in the earnings from the electricity delivery business segment discussed above, and the December 31, 2005 transfer of Duquesne Power’s operations from Duquesne Light’s supply segment, as previously discussed. Duquesne Light’s 2005 results included $26.1 million of earnings from Duquesne Power.
Business Segment Performance
Electricity Delivery Business Segment.
     Three months ended September 30, 2006. This segment reported a loss of $5.6 million in the third quarter of 2006 compared to income of $16.3 million in 2005, a decrease of $21.9 million, primarily as a result of the negative net $16.1 million charge related to the state tax settlement, lower operating revenues and other income.
     Operating revenues decreased $2.2 million, or 2.3%. This decrease is primarily due to a $4.0 million decrease in revenue, resulting from a decline in MWh delivered to residential customers due to the cooler summer in 2006 compared to 2005. This decrease was partially offset by additional SECA revenue recognized in the third quarter of 2006, as SECA charges were not recovered for the entire third quarter of 2005.
     The following table shows the MWh delivered to customers.

	MWh Delivered
	(In Thousands)
Third Quarter	2006	2005	Change

Residential	1,226	1,313	(6.6%)
Commercial	1,825	1,878	(2.8%)
Industrial	802	789	1.6%

	3,853	3,980	(3.2%)

     Operating expenses increased $13.8 million or 31.3%, due primarily to a $13.2 million pre-tax charge included in operating expenses related to the state tax settlement discussed above.
     Depreciation and amortization expense increased $2.6 million, or 15.4%. The increase is primarily the result of an additional $1.7 million of amortization of SECA charges recognized in the third quarter of 2006. In addition, depreciation expense has increased as a result of the significant amount of capital expenditures related to the ongoing infrastructure program.
     Other income decreased $5.7 million, or 95.0%, due primarily to the repayment of the $250 million intercompany loan in August 2005 and a $2.1 million miscellaneous gain recorded in third quarter of 2005 as a result of the settlement of certain legacy issues.

     Nine months ended September 30, 2006. This segment reported income of $4.2 million in the first nine months of 2006 compared to $31.1 million in 2005, a decrease of $26.9 million, or 86.5%, primarily as a result of the state tax settlement discussed above, lower operating revenues, and other income.
     Operating revenues decreased $3.3 million, or 1.3%. An overall decline in MWh delivered, primarily as a result of unfavorable weather in the first nine months of 2006 as compared to 2005, caused a $9.7 million decrease in revenue. This decrease was partially offset by increased SECA revenue recognized in the first nine months of 2006 compared to 2005.
     The following table shows the MWh delivered to customers.

	MWh Delivered
	(In Thousands)
First Nine Months	2006	2005	Change

Residential	3,061	3,182	(3.8%)
Commercial	4,981	5,130	(2.9%)
Industrial	2,413	2,381	1.3%

	10,455	10,693	(2.2%)

     Operating expenses increased $12.5 million or 9.5%, due primarily to a $13.2 million pre-tax charge included in operating expenses related to the state tax settlement previously discussed.
     Depreciation and amortization expense increased $8.1 million, or 16.7%. The increase is primarily the result of an additional $6.0 million of amortization of SECA charges recognized in the first nine months of 2006, as well as additional depreciation expense attributable to the ongoing infrastructure program discussed above.
     Other income decreased $12.9 million, or 76.8%, due primarily to the repayment of the $250 million intercompany loan in August 2005 and a $2.1 million miscellaneous gain recorded in third quarter of 2005 as a result of the settlement of certain legacy issues.
     Interest and other charges decreased $6.0 million, or 16.3%, primarily as a result of the repurchase of approximately $320 million of variable rate Pollution Control Revenue Refunding Bonds in the third quarter of 2005.
Duquesne Light Supply Business Segment.
     Three months ended September 30, 2006. This segment reported income of $0.2 million in the third quarter of 2006, compared to $9.0 million in 2005. As previously discussed, Duquesne Power ceased to be a subsidiary of Duquesne Light effective December 31, 2005, and during the third quarter of 2005, Duquesne Power earned $9.2 million. Since January 1, 2006, the results for this segment reflect the full-requirements contract that Duquesne Light has with Duquesne Power to provide the necessary energy and capacity required to serve its POLR obligation.
     Operating revenues decreased $13.8 million, or 10.8%. This is due in part to the 69.9% decline in the MWh supplied to large commercial and industrial customers in 2006 compared to 2005. This MWh decline is primarily due to two of the largest industrial customers switching to alternative energy suppliers during the third quarter of 2005 as their CTC expired and their POLR I arrangement ended. This MWh decline resulted in a $5.1 million decrease in retail revenues in the third quarter of 2006 compared to the same period in 2005. The MWh supplied to residential and small commercial customers increased 4.8% from the third quarter of 2005, resulting in a $5.3 million increase in retail revenues in the third quarter of 2006. There was a $14.2 million decrease in wholesale sales of electricity in the third quarter of 2006, related to sales by Duquesne Power to DLE that were included in this segment in 2005, but not in 2006, for the reasons discussed above.
     The following tables set forth MWh supplied.

	MWh Supplied
	(In Thousands)
Third Quarter	2006
	POLR I	POLR III	Total

Residential and small commercial	—	1,744	1,744

Large commercial and industrial	9	50	59

Total Retail	9	1,794	1,803

Wholesale			10

POLR Customers (MWh basis):

Residential and small commercial			81%

Large commercial and industrial			4%

	MWh Supplied
	(In Thousands)
Third Quarter	2005
	POLR I	POLR III	Total

Residential and small commercial	—	1,664	1,664

Large commercial and industrial	131	65	196

Total Retail	131	1,729	1,860

Wholesale			316

POLR Customers (MWh basis):

Residential and small commercial			74%

Large commercial and industrial			11%

     Nine months ended September 30, 2006. This segment reported income of $0.7 million in the first nine months of 2006, compared to $26.6 million in 2005. As previously discussed, Duquesne Power ceased to be a subsidiary of Duquesne Light effective December 31, 2005, and during the first nine months of 2005, Duquesne Power earned $26.1 million.
     Operating revenues decreased $47.8 million, or 14.0%, compared to the first nine months of 2005. This is due in part to the 78.8% decline in the MWh supplied to large commercial and industrial customers in 2006 as compared to 2005 for the reason discussed above, which resulted in an approximate $29.9 million decrease in retail revenues in the first nine months of 2006 compared to the same period in 2005. The MWh supplied to residential and small commercial customers increased 4.7% from the first nine months of 2005, resulting in an $13.5 million increase in retail revenues in the first nine months of 2006. There was a $30.4 million decrease in wholesale sales of electricity in the first nine months of 2006, related to sales by Duquesne Power to DLE that were included in this segment in 2005.
     The following tables set forth MWh supplied.

	MWh Supplied
	(In Thousands)
First Nine Months	2006
	POLR I	POLR III	Total

Residential and small commercial	—	4,498	4,498

Large commercial and industrial	54	178	232

Total Retail	54	4,676	4,730

Wholesale			46

POLR Customers (MWh basis):

Residential and small commercial			80%

Large commercial and industrial			5%

	MWh Supplied
	(In Thousands)
First Nine Months	2005
	POLR I	POLR III	Total

Residential and small commercial	—	4,295	4,295

Large commercial and industrial	858	238	1,096

Total Retail	858	4,533	5,391

Wholesale			716

POLR Customers (MWh basis):

Residential and small commercial			74%

Large commercial and industrial			22%

Electricity Supply Business Segment.
     Three months ended September 30, 2006. The following table summarizes the income from this segment.

	Earnings
	(In Millions)
Third Quarter	2006	2005

Electricity Supply	$7.9	$2.8
Derivative energy contracts	(5.3)	6.5

Net income	$2.6	$9.3

     Operating revenues increased $18.7 million, or 14.4% in the third quarter of 2006. There was a $15.7 million increase in the revenue recognized by DLE from sales to large commercial and industrial customers resulting from an increase in MWh supplied by DLE at current market rates. Operating revenues for the third quarter of 2006 also include $2.5 million of wholesale revenue generated from the interests purchased in the Keystone and Conemaugh power plants on September 1, 2006.
     The following table sets forth the MWh supplied to the electricity supply business segment customers.

	MWh Supplied
	(In Thousands)
Third Quarter	2006	2005	Change

Retail:
Duquesne Light	1,803	1,860	(3.1%)
DLE	549	301	82.4%

Total Retail	2,352	2,161	8.8%

Wholesale:
Duquesne Light	10	4
Generation	72	—

Total Wholesale	82	4

     Operating expenses increased $29.1 million, or 25.6%, compared to the third quarter of 2005. During the third quarter of 2006, purchased power expense included a net $20.3 million increase over the same period in 2005 related to the change in fair value of certain derivative energy contracts and increased purchased power expense as a result of the increase in MWh supplied at current market rates. Operating expenses for the third quarter of 2006 also include $1.5 million of fuel and other operating expenses incurred from the interests purchased in the Keystone and Conemaugh power plants on September 1, 2006.
     Depreciation and amortization expense in the third quarter of 2006 represents the depreciation and amortization associated with the interests purchased in the Keystone and Conemaugh power plants discussed above.
     Nine months ended September 30, 2006. The following table summarizes the income from this segment.

	Earnings
	(In Millions)
First Nine Months	2006	2005

Electricity Supply	$22.7	$13.8
Derivative energy contracts	(11.1)	13.1

Net income	$11.6	$26.9

     Operating revenues increased $28.9 million, or 8.3% in the first nine months of 2006. There was a $43.7 million increase in the revenue recognized by DLE and the $2.5 million in wholesale revenue generated from the interests purchased in the power plants discussed above. These increases were partially offset by the $16.4 million decrease in Duquesne Light’s retail sales from the first nine months of 2005 as previously discussed.
     The following table sets forth the MWh supplied to the electricity supply business segment customers.

	MWh Supplied
	(In Thousands)
First Nine Months	2006	2005	Change

Retail:
Duquesne Light	4,730	5,391	(12.3%)
DLE	1,346	639	110.6%

Total Retail	6,076	6,030	0.8%

Wholesale:
Duquesne Light	46	47
Generation	72	—

Total Wholesale	118	47

     Operating expenses increased $54.2 million, or 18.0%, compared to the first nine months of 2005. During the first nine months of 2006, purchased power expense reflected a net $41.5 million increase over the same period in 2005 related to the change in the fair value of certain derivative energy contracts and increased purchased power expense as a result of the increase in MWh supplied at current market rates. Operating expenses also include the $1.5 million in fuel and other operating expenses incurred from the interests purchased in the power plants discussed above.
Energy Solutions Business Segment.
     Three months ended September 30, 2006. This segment reported income of $5.1 million in the third quarter of 2006, compared to $19.1 million in the third quarter of 2005, a decrease of $14.0 million, or 73.3%. This is primarily due to a 2005 after-tax gain of $11.7 million on the sale of an investment in a energy facility management project and a $3.4 million decrease in earnings from the management of synthetic fuel facilities.
     Operating revenues decreased $4.0 million, or 18.4%, compared to 2005. This was primarily due to a $4.3 million decrease in revenue from the synthetic fuel facilities related to production and price concessions.
     Other income decreased $18.4 million, or 98.9%, compared to 2005 primarily as a result of the $18 million pre-tax gain on the sale of an equity investment in 2005 as previously discussed.
     Nine months ended September 30, 2006. This segment reported income of $15.6 million in the first nine months of 2006, compared to $29.5 million in the first nine months of 2005, a decrease of $13.9 million, or 47.1%. This is primarily due to the 2005 after-tax gain of $11.7 million on the sale of an investment in a energy facility management project and a $5.3 million decrease in earnings from the management of synthetic fuel facilities, partially offset by a $1.5 million after-tax gain on the sale of a management facility project in 2006.
     Operating revenues decreased $7.1 million, or 13.2%, compared to 2005. This was primarily due to a $6.0 million decline in revenue from the synthetic fuel facilities related to production and price concessions.
     Operating expenses decreased $5.0 million, or 19.9%, compared to 2005, primarily due to the $2.5 million pre-tax gain on the sale of the energy facility management project.
     Other income decreased $17.8 million, or 95.2%, compared to 2005 primarily as a result of the $18 million pre-tax gain on the sale of an equity investment in 2005 as previously discussed.
Financial Business Segment.
     Three months ended September 30, 2006. This segment reported income of $5.3 million in the third quarter of 2006, compared to $4.0 million in the third quarter of 2005, an increase of $1.3 million, or 32.5%, primarily as a result of the absence of the $0.8 million after-tax loss recognized in 2005 on the sale of an investment in a leveraged lease transaction.
     Operating revenues decreased $2.8 million, or 24.8%, compared to 2005. The decrease is primarily the result of a decline in the sales of pipeline quality landfill gas mainly due to the termination of the contract at the Fresh Kills landfill site.
     Operating expenses decreased $4.9 million, or 38%, compared to 2005, primarily due to decreased expenses associated with the Fresh Kills landfill site and a $2 million decrease related to the synthetic fuel limited partnership investment that was impacted by the estimated tax credit phase-out.
     Other income increased $2.7 million, or 168.8% compared to 2005, primarily due to the loss recognized in 2005 on the sale of an investment in a leveraged lease transaction.
     Income taxes increased $4.1 million compared to 2005 primarily due to the absence of $3 million of tax credits related to the synthetic fuel limited partnership investment.
     Nine months ended September 30, 2006. This segment reported income of $15.4 million in the first nine months of 2006, compared to $22.8 million in the first nine months of 2005, a decrease of $7.4 million, or 32.5%. This decline is primarily due to a $6.6 million decrease in earnings resulting from the estimated 2006 tax credit phase-out, the $1.5 million after-tax impairment charge in 2006 related to the passive landfill gas investments previously discussed and, included in 2005 results, the $4.6 million after-tax gain from a sale of an investment in a natural gas operating partnership, partially offset by a $3.7 million increase in earnings from operations related to pipeline quality landfill gas, primarily as a result of the natural gas price swap.
     Operating revenues increased $4.4 million, or 13.6%, compared to 2005, primarily due to a $7.4 million increase related to the natural gas price swap, partially offset by the decrease in revenue due to the termination of the contract at the Fresh Kills landfill site on June 30, 2006.
     Operating expenses decreased $1.9 million, or 5.5%, compared to 2005, primarily due to the decreased expenses associated with the Fresh Kills landfill site, which were partially offset by the $2.3 million pre-tax impairment of passive landfill gas investments in 2006.
     Other income decreased $6.7 million, or 65%, compared to 2005, primarily due to a $7.1 million pre-tax gain from the sale of an investment in a natural gas operating partnership in 2005.
     Income taxes increased $8.2 million compared to 2005 primarily due to the estimated 40% phase-out of tax credits in 2006.
Communications Business Segment.
     Three and nine months ended September 30, 2006. This segment reported income of $0.7 million in the third quarters of both 2006 and 2005 and $1.8 million in the first nine months of 2006 compared to $1.9 million in the first nine months of 2005.
All Other.
     Three months ended September 30, 2006. The all other category reported a loss of $7.4 million in the third quarter of 2006, compared to a loss of $5.6 million in the same period in 2005, an increase of $1.8 million, primarily due to $2.5 million of after-tax merger costs.

     Nine months ended September 30, 2006. The all other category reported a loss of $21.6 million in the first nine months of 2006, compared to a loss of $11.9 million in the same period in 2005, an increase of $9.7 million, primarily due to a $4.0 million after-tax increase in interest and other charges and a $3.0 million after-tax increase in operating expenses due to merger costs.
     Operating expenses increased $6.0 million, or 100%, primarily due to $5.2 million of merger costs.
     Interest and other charges increased $6.9 million, or 49.3%, from 2005, due to an $11.4 million increase related to the issuance of $320 million of senior notes in August 2005, a $3.5 million increase related to higher short-term borrowings in 2006 and the entrance into a $200 million term loan facility in September 2006, partially offset by the elimination in 2006 of $7.9 million of interest to Duquesne Light on the $250 million note.
LIQUIDITY AND CAPITAL RESOURCES
     Our cash and temporary cash investments decreased $63 million, or 79.5%, from $79.2 million at December 31, 2005 to $16.2 million at September 30, 2006. Duquesne Light had cash and temporary cash investments of $14.3 million at September 30, 2006, a $61.8 million, or 81.2%, decrease from the December 31, 2005 cash balance of $76.1 million. Until the fourth quarter of 2005, Duquesne Light invested in the DQE Capital cash pool.
     We require cash principally for day-to-day operations, energy purchases, debt service, capital expenditures and dividends. We have historically financed our cash needs primarily from cash from operations, debt and equity issuances, asset sales and bank borrowings. Duquesne Light has historically financed its cash needs with cash from operations, capital contributions received from Holdings, debt issuances, and bank borrowings.
     Cash Flows from Operating Activity. Cash flows provided from operating activities at Holdings were $29.1 million in the first nine months of 2006, compared to $78.7 million in the first nine months of 2005. The $52.8 million paid to the IRS in the second quarter related to the 1998-2002 audit cycle reduced cash from operations in the first nine months of 2006. Cash flows provided from operating activities at Duquesne Light were $82.2 million in the first nine months of 2006, compared to $60.9 million in the first nine months of 2005. Contributions by Duquesne Light of $20.0 million and $32.1 million to its pension plans reduced cash from operations in the first nine months of 2006 and 2005.
     Cash Flows from Investing Activity. In the first nine months of 2006, Duquesne Light’s capital expenditures for electric utility construction were $154.8 million (excluding an $8.2 million reduction in accounts payable related to capital expenditures). In addition, Holdings’ incremental capital expenditures were $8.6 million relating to our other business lines and other investments. In the first nine months of 2005, Duquesne Light’s capital expenditures for electric utility construction were $73.9 million and Holdings’ incremental capital expenditures were $2.8 million relating to our other business lines and other investments. Holdings also purchased interests in two coal-fired power plants for an aggregate purchase price of $177.7 million during the third quarter of 2006.
     Cash Flows from Financing Activity. Holdings paid cash dividends on common and preferred stock of $51.0 million and $50.2 million in the first nine months of 2006 and 2005. These amounts are net of the cash received back from our shareholders who participate in our dividend reinvestment plan.
     In the third quarter of 2006, Holdings issued 8.8 million shares of common stock and received net proceeds of $140.9 million. In addition Holdings borrowed $200 million under the new term loan facility discussed below.
     Duquesne Light paid cash dividends on common and preferred stock of $6.3 million and $26.3 million in the first nine months of 2006 and 2005. Also during the first nine months of 2006, Holdings contributed $27.6 million to Duquesne Light Company as a result of an agreement with the PUC.
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
     Under our Revolvers, we are subject to financial covenants requiring each of Holdings and Duquesne Light to maintain a debt-to-capitalization ratio of not more than 65%, as defined in the facilities. In addition, Holdings is required to maintain a minimum interest coverage ratio of 2-to-1, as defined in the facilities. As of September 30, 2006, we were in compliance with the applicable covenants.
     As of September 30, 2006, our total borrowing capacity under our Revolvers and the use of this borrowing capacity were as follows:

	Committed		LOCs	Available
	Capacity	Borrowed	Issued	Capacity

Holdings	$250.0	$15.0	$17.6	$217.4
Duquesne Light	150.0	—	8.2	141.8

Total	$400.0	$15.0	$25.8	$359.2

     During the first nine months of 2006, the maximum amount of Revolver borrowings outstanding was $160 million (all at Holdings), the average daily borrowings were $84.9 million and the weighted average daily interest rate was 5.7%.
     As of September 30, 2006, Holdings also had $73.9 million of outstanding letters of credit (LOCs) (including $12.7 million at Duquesne Light) unrelated to the Revolvers.
     As of October 31, 2006, our total borrowing capacity under our Revolvers and the use of this borrowing capacity were as follows:

	Committed		LOCs	Available
	Capacity	Borrowed	Issued	Capacity

Holdings	$250.0	$22.0	$17.6	$210.4
Duquesne Light	150.0	3.0	8.2	138.8

Total	$400.0	$25.0	$25.8	$349.2

     In addition, as of October 31, 2006, Holdings had $73.9 million of outstanding LOCs (including $12.7 million at Duquesne Light) unrelated to the Revolvers.
     Bank Term Loan Facilities. The Macquarie Consortium has obtained bank commitments (acquisition debt) in order to provide a source of funds to consummate the pending merger. On September 1, 2006, Holdings entered into a $200 million variable interest rate unsecured term loan facility with the same lenders to fund certain minority interests and transaction costs related to the Keystone and Conemaugh generation acquisition and for general corporate purposes. The final maturity date is September 1, 2011. However, in the event the merger is not consummated or in the event the merger is consummated but not with the proceeds of the acquisition debt, Holdings must prepay the term loan facility on the one-year anniversary of the date that is earliest to occur of (i) January 5, 2008, (ii) the date of termination of the merger agreement, and (iii) the date of consummation of the merger other than with the proceeds of acquisition debt.
     The term loan facility may be prepaid and/or cancelled in whole or in part, but any amount prepaid under the facility may not be reborrowed. The outstanding balance under the facility will be charged an interest rate of LIBOR plus a margin of 0.625 % to 1.75%, based on our then-current senior unsecured credit rating. Prior to the merger consummation date, the facility is subject to the same terms and conditions as Holdings’ current $250 million Revolver (see above). From and after the merger consummation date, the terms and conditions of the facility will automatically change to match those in the acquisition debt.
     Equity Offering. On August 11, 2006, Holdings sold an aggregate of 8.8 million shares of common stock (no par value) for an aggregate price of $141.4 million. The issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof for transactions not involving a public offering. Holdings used the net proceeds to repay $133 million of Revolver borrowings and to fund approximately $8 million of general corporate requirements.
     Pennsylvania State Tax Settlement. In October 2006, Duquesne Light entered into an agreement to settle the treatment of taxable income related to an out-of-state subsidiary. Pursuant to the agreement, Duquesne Light will pay approximately $60 million, which includes interest. Of this amount, approximately $54 million was remitted as of November 1, 2006, with the remainder due December 1, 2006. The amount remitted was funded primarily by Revolver borrowings, which we plan to repay with proceeds from future pollution control revenue bond remarketings.

OFF-BALANCE SHEET ARRANGEMENTS
     Except for the guarantees and fuel supply commitments discussed in Note 9 and the letters of credit discussed in Liquidity, neither Holdings nor Duquesne Light has any material off-balance sheet arrangements. Neither Holdings nor Duquesne Light is involved in any material contract trading activities.
RATE MATTERS
Rate Cases
     On April 7, 2006, Duquesne Light filed a distribution rate case with the PUC to recover the increased costs of service and to receive a fair return on its investment. This is the first requested rate increase since 1987.
     On September 14, 2006, Duquesne Light entered into, and filed with the PUC, a Joint Petition of Settlement among all parties resolving all issues in the distribution rate case. The settlement provides for a distribution rate increase of $117 million in annual operating revenues, and an automatic pass-through for charges that Duquesne Light will pay for transmission services it purchases under tariffs regulated by the FERC. The net income impact of this revenue increase has not yet been determined.
     On October 11, 2006, the administrative law judge presiding over the rate case recommended approval of the settlement agreement. Final effectiveness of the settlement is subject to PUC review and approval. A final order is anticipated in the fourth quarter of 2006. If approved according to the regulatory schedule, Duquesne Light expects this rate increase to go into effect in January 2007.
     On September 29, 2006, Duquesne Light filed a transmission rate case with the FERC requesting a rate increase of approximately $27 million related to transmission services that Duquesne Light purchases under tariffs regulated by the FERC. Duquesne Light anticipates an initial order during the fourth quarter granting the requested increase, subject to refund, to be effective in January 2007. Receipt of a final order with the ultimate rate increase will depend on, among other things, the settlement process with interveners.
     We cannot predict the timing or outcome of any of these regulatory proceedings.

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
     Currently, Holdings has $200 million of variable interest rate debt outstanding, which represents 17.3% of its long-term debt. Holdings’ variable rate debt is an unsecured term loan facility entered into on September 1, 2006 with an average variable interest rate of 6.1% for the month ended September 30, 2006. Duquesne Light does not have any variable interest rate long-term debt outstanding. We manage our interest rate risk by retiring and issuing debt from time to time and by maintaining a range of maturity dates. A 10% increase in interest rates would have affected Holdings’ variable rate debt obligations by increasing interest expense by approximately $0.1 million for the one month it was outstanding during the nine months ended September 30, 2006. A 10% reduction in interest rates would have increased the market value of fixed-rate debt by approximately $44 million for Holdings and $25 million for Duquesne Light as of September 30, 2006 and approximately $36 million for Holdings and $28 million for Duquesne Light as of September 30, 2005. This change would not have had a significant near-term effect on our future earnings or cash flows.
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
     The energy commodity contracts have primarily been structured to begin and end during the POLR III time period. The net result of these transactions is that, as of September 30, 2006, Duquesne Power had secured a substantial portion of the combined expected load obligation for its full-requirements contracts with Duquesne Light and DLE through December 31, 2007.
     If Duquesne Power does not enter into contracts for the remaining portion of its anticipated obligations, it will acquire the necessary supply through spot market purchases, and will therefore be exposed to market risk. Assuming Duquesne Power were to make such spot market purchases, we performed a sensitivity analysis using a hypothetical 10% increase in the projected forward market prices of electricity supply in our valuation model. The analysis indicated that such market movements would change the projected cost of acquiring electricity supply by approximately $3 million as of September 30, 2006 and approximately $4 million as of September 30, 2005. The projected forward market prices used in our valuation model are derived from broker quotes for the applicable delivery points for both on-peak and off-peak power. Our valuation model seasonalizes annual or quarterly prices based on historical trends. Actual costs in the future may differ significantly from our analysis, however, based on changes in the timing and amount of commodity price fluctuations and our actual exposures.
     The fair value of the sale contracts and certain purchase contracts that are classified as derivative instruments, is recorded as derivative assets or liabilities in the consolidated financial statements.
     The derivative energy contracts are exposed to commodity price risk based on price changes in the forward energy market. Therefore, as the forward market prices change, so will the fair value of these contracts. A hypothetical 10% change in the projected forward market prices of electricity supply would increase or decrease the fair value of our derivative energy contracts by approximately $15 million (including $7 million related to our mark-to-market energy contracts) as of September 30, 2006 and approximately $11 million (all of which related to our mark-to-market energy contracts) as of September 30, 2005. The amounts related to our mark-to-market energy contracts would also result in an increase or decrease to purchased power expense.
     The fair value of the derivative energy contracts is also impacted by the expiration of the contracts due to the passage of time. Including the impact of settlements, if forward market prices do not change between September 30, 2006 and December 31, 2006, the fair value of our existing derivative energy contracts would not decrease.
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
     Landfill Gas Sales. Revenues from our pipeline quality landfill gas operations are based on current market prices of natural gas as calculated by the terms of the individual contracts. Higher natural gas prices compared to historical levels have resulted in the realization of increased profits from this line of business. In order to mitigate this exposure to fluctuations in market prices of natural gas, we entered into cash flow hedges for a portion of our anticipated 2006 through 2008 sales. For the anticipated sales, a hypothetical 10% change in the projected forward market prices of natural gas in our valuation model would change projected revenues from pipeline quality landfill gas by approximately $1 million through 2008. The forward market prices used in our valuation model are derived from quoted market prices for the applicable pricing points. Actual amounts in the future may differ significantly from our analysis, however, based on changes in the timing and amount of commodity price fluctuations and our actual exposures.
Credit/Default Risk
     Our credit risk is the exposure to the possibility of economic loss that would occur as a result of nonperformance by counter-parties of their contractual obligations.
     Duquesne Power has entered into fixed-price energy contracts and unforced capacity credit agreements. As of September 30, 2006, all of the suppliers are investment grade.
     As of September 30, 2006, Duquesne Power has contracted to purchase from two suppliers approximately 59% and 62% of the notional values of the energy commodity contracts for the years ended

December 31, 2006 and 2007. No other supplier represents as much as 20% for each of the respective years.
     Duquesne Power’s energy commodity contracts contain certain safeguards designed to mitigate potential losses by requiring collateral to be posted by either party depending on changes in energy or capacity prices. As of October 31, 2006, we had posted no collateral under these contracts.
     Duquesne Light purchases energy and capacity, under a full-requirements contract with Duquesne Power for sale to its large commercial and industrial customers receiving fixed-price POLR III service through May 31, 2007. Duquesne Light’s contract only requires collateral to be posted by the counter-party. As of October 31, 2006, no collateral was required to be posted under this contract.
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
     Other than large commercial and industrial POLR III customers on hourly-priced service, Duquesne Light is obligated to serve its POLR III customers at fixed rates. Duquesne Power is also contractually obligated to serve its customers, Duquesne Light and DLE, at fixed rates. As part of this full-requirements contract between Duquesne Light and Duquesne Power, Duquesne Light is the beneficiary of a $17 million LOC. If an energy supplier to Duquesne Light or Duquesne Power were to default on its contract, we could potentially be acquiring energy and/or capacity at a cost in excess of our revenues, resulting in a loss, if the collateral provisions were not sufficient to cover such excess.
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
Tax Credit Phase-Out
     Section 29 tax credits are subject to a phase-out provision that reduces tax credits as the average annual wellhead price per barrel of domestic crude oil increases into an inflation-adjusted phase-out range. For 2005, the tax credit would have begun to phase-out if the annual average wellhead price per barrel of domestic crude oil exceeded $53.20 per barrel and would have been completely phased out if the annual average wellhead price per barrel of domestic crude oil exceeded $66.79 per barrel. There was no phase-out in 2005. The 2006 phase-out range will be calculated using inflation rates published in 2007 by the IRS. We cannot predict the phase-out range for either 2006 or 2007.
     Due to the high level of domestic crude oil prices during the first nine months of 2006 and the estimated future prices through December 2006, we believe there is a high probability of a phase-out during 2006 and have decreased the amount of tax credits recognized during the first nine months of 2006 on the condensed consolidated income statement by approximately 40%. However, due to significant levels of tax credit carry-forwards existing at Holdings, the potential phase-out of tax credits in either 2006 or 2007 would not adversely impact our cash flow in those years.
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
Changes in Internal Control Over Financial Reporting
     There has been no change in Holdings’ or Duquesne Light’s internal control over financial reporting that occurred during the third quarter that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.
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
Item 6. Exhibits.

10.1	Credit Agreement, dated as of September 1, 2006, among Holdings, Barclays Bank, PLC as facility agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Holdings’ Form 8-K filed with the SEC on September 8, 2006).

10.2	Amendment No. 1 to the Agreement and Plan of Merger, dated September 5, 2006 (incorporated by reference to Exhibit 10.2 to Holdings’ Form 8-K filed with the SEC on September 8, 2006).

10.3	Joint Petition and Settlement Agreement, among Duquesne Light and various interveners (incorporated by reference to Exhibit 10.1 to Holdings’ and Duquesne Light’s combined Form 8-K filed with the SEC on September 15, 2006).

10.4	Settlement Agreement between Duquesne Light and the Commonwealth of Pennsylvania (incorporated by reference to Exhibit 10.1 to Holdings’ and Duquesne Light’s combined Form 8-K filed with the SEC on October 10, 2006).

12.1	Holdings Ratio of Earnings to Fixed Charges and Preferred and Preference Stock Dividend Requirements.

12.2	Duquesne Light Ratio of Earnings to Fixed Charges and Preferred and Preference Stock Dividend Requirements.

31.1	Holdings’ CEO Section 302 Certification.

31.2	Holdings’ CFO Section 302 Certification.

31.3	Duquesne Light’s CEO Section 302 Certification.

31.4	Duquesne Light’s CFO Section 302 Certification.

32.1	Holdings’ CEO Section 906 Certification.

32.2	Holdings’ CFO Section 906 Certification.

32.3	Duquesne Light’s CEO Section 906 Certification.

32.4	Duquesne Light’s CFO Section 906 Certification.

SIGNATURES
     Pursuant to the requirements the Securities Exchange Act of 1934, the registrant identified below has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Duquesne Light Holdings, Inc. (Registrant)

Date: November 9, 2006	/s/ Mark E. Kaplan (Signature)
Mark E. Kaplan
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer)

Date: November 9, 2006	/s/ Susan S. Betta (Signature)
Susan S. Betta
Controller
(Principal Accounting Officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant identified below has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Duquesne Light Company (Registrant)

Date: November 9, 2006	/s/ Mark E. Kaplan (Signature)
Mark E. Kaplan
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer)

Date: November 9, 2006	/s/ Susan S. Betta (Signature)
Susan S. Betta
Controller
(Principal Accounting Officer)