Form 10-K
period 2006-12-31
DUQUESNE LIGHT CO; DUQUESNE LIGHT HOLDINGS INC
filed 2007-03-01
CIK 30573, 846930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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
3.75% Series
4.00% Series
4.10% Series
4.15% Series
4.20% Series
$2.10 Series
6.50% Series

	6.7% Public Income Notes, due 2032	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Registrant	Title of Each Class
Duquesne Light Company	Preference Stock, Plan Series A

Indicate by check mark if either registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Duquesne Light Holdings, Inc.    Yes  ☒    No  ☐

Duquesne Light Company    Yes  ☐    No  ☒

Indicate by check mark if either registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

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

Duquesne Light Holdings, Inc.    ☒

Duquesne Light Company    ☒

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Duquesne Light Holdings, Inc.    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Duquesne Light Company    Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether either registrant is a shell company (as defined in Rule 12b-2 of the Act).

Duquesne Light Holdings, Inc.    Yes  ☐    No  ☒

Duquesne Light Company    Yes  ☐    No  ☒

The aggregate market value of Duquesne Light Holdings, Inc. voting common stock held by non-affiliates as of June 30, 2006 (the last business day of its most recently completed second fiscal quarter) was $1,282,884,813 based on the New York Stock Exchange closing price of $16.44 per share on that date.

No common stock of Duquesne Light Company was held by non-affiliates as of the last business day of its most recently completed second fiscal quarter.

As of January 31, 2007, there were 87,795,792 shares of Duquesne Light Holdings, Inc.’s single class of common stock outstanding.

As of January 31, 2007, there were 10 shares of Duquesne Light Company’s single class of common stock outstanding, all held by Duquesne Light Holdings, Inc.

GLOSSARY OF TERMS

COMPETITIVE TRANSITION CHARGE (CTC) – During the electric utility restructuring from the traditional Pennsylvania regulatory framework to customer choice, electric utilities have the opportunity to recover transition costs from customers through this usage-based charge. As of December 31, 2005, Duquesne Light has fully collected the CTC.

CUSTOMER CHOICE – The Pennsylvania Electricity Generation Customer Choice and Competition Act gives consumers the right to contract for electricity at market prices from PUC-approved electric generation suppliers.

DISTRIBUTION – Distribution is the flow of electricity from our substations to the ultimate customer (businesses and homes).

ENERGY COMMODITY CONTRACTS – Contracts for the purchase or sale of electric energy and capacity credits.

FEDERAL ENERGY REGULATORY COMMISSION (FERC) – The FERC is an independent five-member commission within the United States Department of Energy. Among its many responsibilities, the FERC sets rates and charges for the wholesale transportation and sale of electricity (i.e., transmission).

PENNSYLVANIA PUBLIC UTILITY COMMISSION (PUC) – The governmental body that regulates all utilities (electric, gas, telephone, water, etc.) that do business in Pennsylvania. In our case, the PUC regulates our distribution business.

PROVIDER OF LAST RESORT (POLR) – Under Customer Choice, the local distribution utility is required to provide electricity for customers who do not choose an alternative generation supplier, or whose supplier fails to deliver. (See Item 1, “Business,” for a description of our historical and current POLR arrangements.)

REGIONAL TRANSMISSION ORGANIZATION (RTO) – Organization formed by transmission-owning utilities to put transmission facilities within a region under common control. Duquesne Light is a member of PJM Interconnection, the RTO which coordinates the movement of electricity in all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia.

REGULATORY ASSETS – Ratemaking practices grant regulated utilities exclusive geographic franchises in exchange for the obligation to serve all customers. Under this system, certain prudently incurred costs are approved by the regulators for deferral and future recovery. These deferred costs are capitalized as regulatory assets by the regulated utility.

SEAMS ELIMINATION CHARGE ADJUSTMENT (SECA) – A transitional pricing mechanism put in place by the FERC through March 2006 in order to compensate transmission owners for the estimated revenue lost as a result of the elimination of the regional through and out rates (RTOR). SECA charges must be paid by load-serving entities, including Duquesne Light and Duquesne Light Energy on a current basis. The PUC granted a request by Duquesne Light to pass SECA charges through to its POLR customers, effective for service beginning August 26, 2005. As of December 31, 2006, Duquesne Light has fully collected its SECA charges.

SECTION 45K – Until January 1, 2006, Section 29 of the Internal Revenue Code provided tax credits through 2007 for the production and sale of non-conventional fuels, including solid synthetic fuels and landfill gas. On August 8, 2005, the Energy Policy Act of 2005 was signed into law. This new federal law contains key provisions affecting the electric power industry, including the redesignation of the Section 29 tax credit as a general business credit under Section 45K of the Code. The previous amount of Section 29 tax credits that we were allowed to claim in any calendar year through December 31, 2005, was limited by the amount of our regular federal income tax liability. Section 29 tax credit amounts allowed but not utilized are currently carried forward indefinitely as deferred alternative minimum tax credits. The redesignation of Section 29 tax credits as a Section 45K general business credit removes the regular federal income tax liability limit on synthetic fuel production and subjects the credits to a 20-year carry forward period.

TRANSITION COSTS – Transition costs are the net present value of a utility’s known or measurable costs related to electric generation that are recoverable through the CTC.

TRANSMISSION– Transmission is the flow of electricity from generating stations over high voltage lines to substations. The electricity then flows from the substations into our distribution network.

PART I

Item 1.	Business.

CORPORATE STRUCTURE

Part I of this Annual Report on Form 10-K should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, and with the audited consolidated financial statements, set forth in Part II, Item 8.

This combined Annual Report on Form 10-K presents information on both Duquesne Light Holdings, Inc. (Holdings) and Duquesne Light Company (Duquesne Light). Information on Holdings and its subsidiaries (not including Duquesne Light and its subsidiaries) shall not be deemed to be included as part of Duquesne Light’s Annual Report on Form 10-K. Specifically, information on the Energy Solutions, Financial and Communications business segments, the “all other” category, and discontinued operations is not so included.

References in this report to “we,” “us” and “our” are to Holdings and its subsidiaries, collectively. References to “Notes” are to the notes to the consolidated financial statements set forth in Item 8.

Holdings is an energy services holding company formed in 1989 to serve as the holding company for Duquesne Light and to engage in unregulated energy and related businesses.

On July 5, 2006, we entered into the merger agreement with a consortium (the Macquarie Consortium) led by Macquarie Infrastructure Partners and Diversified Utility and Energy Trusts (DUET). Under the terms of the agreement, the Macquarie Consortium will acquire all of the outstanding common shares of Holdings for $20.00 per share in cash.

The Holdings Board of Directors and shareholders, and the Federal Energy Regulatory Commission (FERC) have approved the transaction, but it is subject to customary closing conditions, including the approval of the Pennsylvania Public Utility Commission (PUC). A merger agreement application was filed with the PUC in September 2006.

On February 9, 2007, Duquesne Light entered into a Joint Petition of Settlement among all parties resolving all issues in the merger agreement application. The settlement provides for rate benefits and protections to customers, corporate governance requirements, commitments to the community and service reliability protections. The settlement agreement has been submitted to the administrative law judge presiding over the merger application. Final effectiveness of the settlement is subject to (i) the administrative law judge’s review and recommendation and (ii) PUC review and approval. Both the judge and the PUC can accept, revise or reject the settlement, with the final determination being at the PUC’s discretion. Although Duquesne Light cannot predict the ultimate timing or outcome of these proceedings, we anticipate a timeline that will allow for a PUC decision during the second quarter of 2007.

The merger agreement contains termination rights for both Holdings and the Macquarie Consortium, and further provides that, upon termination of the merger agreement under specified circumstances, including (a) by Holdings accepting a proposal by another entity to acquire 50% or more of Holdings’ common stock and (b) Holdings’ board withdrawing or modifying its approval or recommendation of the merger, approving or recommending entering into an agreement with a party other than the Macquarie Consortium, Holdings may be required to pay the Macquarie Consortium a termination fee equal to $40 million in cash plus certain documented out-of-pocket expenses and fees incurred by the Macquarie Consortium not in excess of $10 million. The merger agreement defines “material adverse effect” as any material adverse effect on the business, assets, liabilities, properties, financial condition or results of operations of Holdings and its subsidiaries taken as a whole. If a material adverse effect occurs and is continuing at the time for closing the transaction, it could be a failure of a closing condition and/or a breach of one or more of Holdings’ representations and warranties. The Macquarie Consortium may be required to pay Holdings an amount equal to all documented out-of-pocket expenses incurred by Holdings not in excess of $10 million if the merger agreement is terminated due to a breach of the Macquarie Consortium’s representations, warranties and covenants. In addition, the Macquarie Consortium may be required to pay Holdings up to $70 million in the aggregate for damages resulting from willful and material breaches of the merger agreement by the Macquarie Consortium.

Under the terms of the merger agreement, all options (whether vested or unvested) to purchase our common stock outstanding at the time of the completion of the merger, including those held by executive officers and directors, will be cashed out by Holdings for an amount equal to the number of shares of Holdings common stock such options were convertible into immediately prior to the merger multiplied by the excess, if any, of $20.00 over the per share exercise price of such option, less any applicable withholding tax. In addition, all other equity-based grants (if not then vested) will vest immediately prior to the effective time at the target performance levels (if applicable) and will be eligible to receive the $20.00 per share merger consideration, less any applicable withholding taxes. The merger agreement also contains provisions that require Holdings not to increase its common stock dividend.

As compensation for services in connection with the merger, Holdings has agreed to pay Lehman Brothers a fee of $10 million, of which $2 million was paid upon public announcement of the transaction and $2 million upon stockholder approval of the sale, with the balance to be paid upon closing of the transaction. We have also agreed to reimburse Lehman Brothers for certain expenses incurred by Lehman Brothers and to indemnify Lehman Brothers and related parties against liabilities arising out of Lehman Brothers’ engagement and the rendering of its opinion.

The foregoing description of the merger agreement does not purport to be complete and is qualified in its entirety by reference to the merger agreement, which is included as an exhibit to a Form 8-K filed with the SEC on July 6, 2006.

Continuing Operations

Duquesne Light was formed in 1912 by the consolidation and merger of three constituent companies. Duquesne Light is an electric utility engaged in the supply (through its provider-of-last-resort service (POLR)), transmission and distribution of electric energy.

Under Pennsylvania ratemaking practice, electric utilities were granted exclusive geographic franchises to sell electricity, in exchange for making investments and incurring obligations to serve customers. Through the rate making process, these prudently incurred costs were recovered, along with a return on the investment, from customers. Additionally, certain operating costs were approved for deferral for future recovery from customers. As a result of this process, utilities had assets recorded on their balance sheets at above-market costs, creating transition costs. With the 1996 passage of the Pennsylvania Electricity Generation Customer Choice and Competition Act, electric generation was deregulated, allowing customers to purchase electricity at market prices from a variety of electric generation suppliers. Under the Competition Act, utilities are permitted to recover transition costs by collecting the competitive transition charge (CTC). Transmission and delivery of electricity remain regulated in substantially the same manner as under historical regulation.

In early 2000, Duquesne Light completed the divestiture of its generation assets, and applied the net sale proceeds to reduce transition costs, thus accelerating its CTC collection period for most customers. In conjunction with the sale of its generation assets, Duquesne Light entered into POLR I, a full requirements arrangement with an unrelated vendor, which provided Duquesne Light the necessary electricity to satisfy its POLR obligation during the CTC collection period. Although the CTC collection period ended during the third quarter of 2005, POLR I remains in place for a few industrial customers under special contracts. From January 2002 through December 2004, Duquesne Light operated under POLR II, which extended the full requirements arrangement to service customers from whom the CTC had already been fully collected. Unlike POLR I, which was income neutral, the POLR II arrangement permitted Duquesne Light to collect a margin on the energy supplied.

POLR III is Duquesne Light’s rate plan and related generation supply plan for the period which began January 1, 2005. Currently, most customers who do not choose an alternative generation supplier are served through POLR III. Under POLR III, residential and small commercial customers receive electric supply through December 31, 2007 at fixed rates approximately 11.5% above POLR II generation rates. For our large commercial and industrial customers, the current POLR III supply options are either a fixed price service based upon the results of a competitive request-for-proposal process (available through May 31, 2007), or an hourly price service that passes through real-time spot market electricity prices. Duquesne Light receives an adder as compensation for costs and risks involved in providing energy to these customers. Concurrently with the beginning of POLR III, Duquesne Light joined PJM Interconnection (PJM), as part of its commitment to ensuring reliability to its customers.

In November 2006, the PUC approved a distribution rate increase of $117 million in annual operating revenues, and an automatic pass-through for charges that Duquesne Light will pay for transmission services it purchases under tariffs regulated by the FERC. The rate increase was effective beginning in January 2007.

In September 2006, Duquesne Light filed a transmission rate case with the FERC requesting a rate increase of approximately $27 million related to transmission services that Duquesne Light and other suppliers in the Duquesne Light zone purchase under tariffs regulated by the FERC. An initial order was issued in February 2007, granting the requested increase, subject to refund, to be retroactively effective as of December 1, 2006.

In January 2007, Duquesne Light filed a petition with the PUC requesting approval of a plan that will supply a secure source of electricity for customers from 2008 through 2010 (POLR IV). Generation rates then would stay fixed through the end of 2010. The filing seeks approval of the petition by July 1, 2007, which will allow Duquesne Light time to communicate with customers and its supplier. We cannot predict the timing or outcome of the PUC’s review and approval process.

See “Rate Matters” under Management’s Discussion and Analysis in Item 7 for more details regarding the above filings.

Duquesne Power, LLC, an unregulated subsidiary, maintains a portfolio of energy commodity contracts to supply energy to both (i) Duquesne Light’s residential, commercial and industrial POLR customers and (ii) Duquesne Light Energy, LLC’s (DLE) large commercial and industrial customers. These energy commodity contracts are with unrelated parties and include payment guarantees from Holdings.

DLE is an unregulated, competitive, retail electric generation supplier that offers customized solutions tailored to meet its customers’ specific electricity needs. DLE’s primary focus is on the large commercial and industrial customer market segment in Duquesne Light’s service territory.

Duquesne Generation Company owns minority interests in the coal-fired Keystone and Conemaugh power plants. It acquired a 2.47% interest in the Keystone plant and a 3.83% interest in the Conemaugh plant, plus related inventories, equipment and other property interests, on September 1, 2006 for an aggregate purchase price of approximately $177 million, which includes applicable closing costs and working capital adjustments.

Duquesne Energy Solutions, LLC (DES) is an energy facilities management company that provides energy outsourcing solutions including operation and maintenance of synthetic fuel and energy facilities.

DQE Financial Corp. is an investment and portfolio management organization focused on structured finance and alternative energy investments. DQE Financial previously owned and operated landfill gas collection and processing systems.

DQE Communications, Inc. owns, operates and maintains a high-speed, fiber optic based metropolitan network, and leases dark fiber from the network to commercial, industrial and academic customers.

Discontinued Operations

Effective December 29, 2006, DQE Financial sold its landfill gas business. Holdings has agreed to guarantee certain of DQE Financial’s obligations related to this transaction. During 2003, AquaSource, Inc. (formerly our water resource management subsidiary) completed the sale of its assets, pursuant to agreements entered into in 2002. We sold the propane distribution business of our subsidiary, Pro Am, Inc. in December 2002. See Note 18 for additional information regarding our discontinued operations.

Service Areas and Customer Concentrations

Duquesne Light’s electric utility operations provide service to approximately 587,000 direct customers in southwestern Pennsylvania (including in the City of Pittsburgh), a territory of approximately 800 square miles.

Our other business lines have operations and investments in several states and Canada. Our Canadian operations recognized revenue of $14.4 million, $9.4 million and $11.9 million in 2006, 2005 and 2004. Associated long-lived assets, excluding financial instruments, were zero, zero and $4.2 million as of December 31, 2006, 2005 and 2004. DES relies on a single customer, that owns several synthetic fuel facilities, for substantially all of its revenues and earnings.

Regulation

Holdings and Duquesne Light are subject to the accounting and reporting requirements of the Securities and Exchange Commission (SEC). Duquesne Light’s electricity delivery business is also subject to regulation by the PUC and the FERC with respect to rates for delivery of electric power, accounting and other matters. The power supply business is regulated by the FERC for wholesale power sales.

Business Segments

This information is set forth in Item 7 under “Results of Operations” and in Note 21 to the consolidated financial statements.

FORWARD-LOOKING STATE MENTS

We use forward-looking statements in this report. Statements that are not historical facts are forward-looking statements, and are based on beliefs and assumptions of our management, and on information currently available to management. Forward-looking statements include statements preceded by, followed by or using such words as “believe,” “expect,” “anticipate,” “plan,” “estimate” or similar expressions. Such statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events. Actual results may materially differ from those implied by forward-looking statements due to known and unknown risks and uncertainties, some of which are discussed in Item 7.

EMPLOYE ES

As of December 31, 2006, Holdings and its subsidiaries had approximately 1,500 employees. Duquesne Light is party to a labor contract with the

International Brotherhood of Electrical Workers (IBEW), which represents 71% of Duquesne Light’s approximately 1,400 employees. Duquesne Light and the IBEW are parties to a collective bargaining agreement which was renegotiated in 2005 and expires in September 2010.

ENVIRONMENTAL MATTERS

Legacy Liabilities

In 1992, the Pennsylvania Department of Environmental Protection (DEP) issued Residual Waste Management Regulations governing the generation and management of non-hazardous residual waste, such as coal ash. Following the generation asset divestiture, Duquesne Light retained certain facilities which remain subject to these regulations. We have assessed our residual waste management sites, and the DEP has approved our compliance strategies. As of December 31, 2006, we expect the costs of compliance to be approximately $4 million with respect to sites we continue to own. These costs were recovered in the CTC.

Duquesne Light also owns the closed Warwick Mine, located along the Monongahela River in Greene County, Pennsylvania. This property had been used in the electricity supply business segment. Duquesne Light has been selling unused portions of the property and plans to continue to do so. As of December 31, 2006, Duquesne Light’s current estimated liability for closing the Warwick Mine, including final site reclamation, mine water treatment and certain health care liabilities, is approximately $34 million.

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

Discontinued Operations

AquaSource Inc.’s (formerly our water resource management subsidiary) former water and water-related operations were, and remain, subject to the Federal Safe Drinking Water Act, which provides for uniform minimum national water quality standards, as well as governmental authority to specify treatment processes to be used for drinking water. AquaSource’s former operations also were, and remain, subject to the Federal Clean Water Act, which regulates the discharge of pollutants into waterways. AquaSource is aware of various compliance issues at its former water and wastewater facilities attributable to the period of time during which it owned these facilities. AquaSource has agreed to indemnify the purchasers of these facilities for certain pre-closing environmental liabilities.

Prior to divesting its former operations, AquaSource entered into various consent agreements regarding certain environmental compliance matters. In connection with divesting its former operations, AquaSource assigned these consent agreements to the relevant purchasers. AquaSource has agreed to indemnify the purchasers of its former operations for certain pre-closing environmental liabilities.

As part of the transaction, we retained certain obligations related to the business that was sold to Aqua America, Inc., including responsibility for certain existing litigation matters as well as a 10-year indemnity for certain pre-closing environmental claims. We purchased an environmental liability policy to mitigate this indemnity.

We do not believe that any of AquaSource’s indemnity obligations described above will have a material effect on Holdings’ financial position, results of operations or cash flows.

OTHER

Recent Accounting Pronouncements

On January 1, 2007, we adopted the Financial Accounting Standards Board’s (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). The Interpretation clarifies the accounting for uncertainty in income taxes recognized and stipulates a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on various other items. We are currently evaluating the overall impact of FIN 48 on both Holdings’ and Duquesne Light’s financial statements.

On January 1, 2007, we adopted FASB Staff Position No. 13-2 “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (FSP No. 13-2). As the December 2003 settlement with the Internal Revenue Service (IRS) regarding DQE Financial’s structured lease and other similar investments modified our tax benefits under these leases, this FSP requires recognition of the modified tax benefits from the inception of the leases. Upon adoption, we expect to record an after-tax, non-cash cumulative effect charge of approximately $85 million. After adopting this FSP, the amount of the cumulative effect charge initially recorded will be recognized as additional lease earnings over the remaining lives of these leases, which range from approximately 22 to 30 years (with early buy-out periods ranging from 6 to 17 years). Our current and future cash flows are unaffected by the adoption.

In September 2006, the FASB issued Statement of Financial Accounting Standards (No. 157), “Fair Value Measurements.” This statement defines fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. This statement applies to both Holdings and Duquesne Light. We are currently evaluating the overall impact of this statement on both Holdings’ and Duquesne Light’s financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards (No. 159), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure eligible items at fair value at specified election dates. This statement is effective for the first fiscal year that begins after November 15, 2007. This statement applies to both Holdings and Duquesne Light and we are currently evaluating the overall impact of this statement on both Holdings’ and Duquesne Light’s financial statements.

In September 2006, the Emerging Issues Task Force (EITF) ratified EITF Issue No. 06-5, “Accounting for the Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4.” This consensus reached in this issue requires policyholders of corporate-owned life insurance to consider additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the contract. This consensus is effective for fiscal years beginning after December 15, 2006. This statement applies to both Holdings and Duquesne Light and we are currently evaluating the overall impact of this statement on both Holdings’ and Duquesne Light’s financial statements.

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

EXECUTIVE OFF ICERS OF THE REGISTRANTS

Set forth below are the names, ages as of January 31, 2007, and positions during the past five years of the executive officers for Holdings and for Duquesne Light.

Ms. Hogel and Messrs. O’Brien, Kaplan, Fields and Schott are executive officers of both Holdings and Duquesne Light. Mr. Wilson is an executive officer only of Holdings.

Morgan K. O’Brien, age 46. At Holdings: President and Chief Executive Officer since September 2001.

At Duquesne Light: Director since June 1999. President and Chief Executive Officer since August 2003.

Maureen L. Hogel, age 46. At Holdings: Senior Vice President and Chief Legal & Administrative Officer since August 2003. Senior Vice President and Chief Administrative Officer from December 2002 to August 2003.

At Duquesne Light: Director since April 2003. Senior Vice President and Chief Legal & Administrative Officer since August 2003. Senior Vice President and Chief Administrative Officer from December 2002 to August 2003. Senior Vice President—Human Resources and Administration from October 2001 through November 2002.

Mark E. Kaplan, age 45. At Holdings: Senior Vice President and Chief Financial Officer since September 2005.

At Duquesne Light: Director, Senior Vice President and Chief Financial Officer since October 2005.

Previously: Managing Director of CLJ Consulting Group LLC (a management consulting firm) from 2004 until September 2005. From 1995 until 2004, served in various capacities with Weirton Steel Corporation, including as President and Chief Financial Officer, Senior Vice President - Finance and Administration, and Vice President and Controller. Also a director of WesMark Funds, an open-end, management investment company.

William F. Fields, age 56. At Holdings: Vice President and Treasurer since December 2002. At DQE Financial: Treasurer since December 2002. President from June 2001 to August 2004.

At Duquesne Light: Vice President and Treasurer since December 2002.

Stevan R. Schott, age 43. At Holdings: Vice President—Finance since September 2005. Senior Vice President and Chief Financial Officer from August 2003 to September 2005. Vice President and Controller from October 2001 to August 2003.

At Duquesne Light: Director from April 2003 to October 2005. Vice President—Finance since October 2005. Senior Vice President and Chief Financial Officer from August 2003 to October 2005. Vice President and Controller from October 2001 to August 2003.

James E. Wilson, age 41. At Holdings: Vice President—Corporate Development since September 2005. Senior Vice President and Chief Strategic Officer from August 2003 to September 2005. Vice President—Corporate Development and Rates from December 2002 to August 2003. Vice President—Corporate Development from October 2001 to December 2002.

At Duquesne Light: Director from April 2003 to June 2004. Senior Vice President and Chief Strategic Officer from August 2003 to June 2004. Vice President—Corporate Development and Rates from December 2002 to July 2003. Vice President—Corporate Development from October 2001 to November 2002.

Item 1A.	Risk Factors.

There are risks if we do not complete the proposed merger with the Macquarie Consortium.

If the merger is not completed for any reason, Holdings will remain an independent public company and the common stock will continue to be listed and traded on the New York Stock Exchange (NYSE). While we expect that management will operate the business in a manner similar to that in which it is being operated today, if the merger is not completed, Holdings may suffer negative financial ramifications, including the following:

•

The current market price of our common stock may reflect a market assumption that the merger will occur, and a failure to complete the merger could result in a negative perception by investors in Holdings generally and could cause a decline in the market price of our common stock. This could affect our ability to access the equity markets for working capital.

•	We might be required to pay a $40 million termination fee, and up to $10 million of expenses, to the Macquarie Consortium.

•	We would have to repay our current $200 million term loan facility within one year, and could experience difficulty in accessing inexpensive sources of credit.

•	The reduced liquidity due to the termination fee and term loan repayment could put our dividend at risk.

There are risks associated with a successful consummation of the proposed merger with the Macquarie Consortium.

If we complete the merger, Holdings will be a more leveraged company.

Following a successful merger, it is likely that we will remove the Duquesne Light preferred stock and 6.7% public income notes from listing on the NYSE, which could affect the liquidity of any trading market for those securities. In addition, it is likely that we will deregister the preferred stock, the public income notes and all the remaining publicly held debt of Holdings and Duquesne Light, which means that neither Holdings nor Duquesne Light will continue to file the SEC-mandated disclosure reports (e.g., 10-Ks, 10-Qs and 8-Ks).

Individual employees may experience uncertainty about their post-merger roles. Issues relating to the uncertainty or a desire not to remain with Holdings and its affiliates after the merger may cause them to voluntarily leave for other career opportunities.

We are subject to substantial governmental regulation. If we receive unfavorable regulatory treatment, our business could be negatively affected.

Our transmission and distribution businesses are subject to regulation by various federal, state and local regulatory agencies that significantly affects our operations. The PUC regulates, among other things, the rates we can charge retail customers for the delivery of electricity. In addition, the FERC regulates, among other things, the rates that we can charge for electricity transmission. We cannot change transmission or delivery rates without approval by the applicable regulatory authority. While the approved transmission and delivery rates are intended to permit us to recover costs of service and earn a reasonable rate of return, there is no guarantee that the rates authorized by regulators will match our actual costs or provide a particular return on capital at any given time. Additionally, we are in the midst of a three-year, $500 million to $550 million capital expenditure program ending in 2007. While we will attempt to recover a portion of our capital expenditures by passing these costs along to our customers, there is a risk that governmental regulation of the rates we may charge to customers will prevent, hinder or delay our recovery of these capital expenditures.

The FERC also regulates the rates that other utilities charge to us for wholesale sales of electricity and can change the rates that other utilities charge for wholesale electricity sales. Since electric generation is now deregulated, we may not be able to recover increased costs associated with higher rates charged to us by electric generation suppliers.

We also are required to have numerous permits, approvals and certificates from governmental agencies that regulate our business. We are unable to predict the impact of future regulatory activities of any of these agencies on our business.

The FERC also has authority to review mergers and acquisitions.

Changes in, or reinterpretations of, existing laws or regulations, or the imposition of new laws or regulations, may require us to change the way we conduct our operations or may result in substantial costs to us.

Shifting federal and state regulatory policies impose risks on our operations.

Our operations are subject to regulatory policies that are evolving as a result of various initiatives, including initiatives regarding the deregulation of the production and sale of electricity and changes in transmission regulation. Any new requirements arising from these actions could lead to increased operating expenses and capital expenditures, the amount of which cannot be predicted at this time.

Delays, discontinuations or reversals of electricity market restructurings in the markets in which we operate, or may operate in the future, could have a material adverse effect on our results of operations and financial condition. For instance, at this time the PUC has delayed the enactment of final rules that will apply to the default generation service to be provided by Duquesne Light after the expiration of its POLR III arrangements, which currently expire December 31, 2007. At a minimum, these types of actions raise uncertainty concerning the continued development of competitive power markets.

Our financial obligations under the Seams Elimination Charge Adjustment remain uncertain.

In addition to the regulatory risks described above, as a result of the FERC’s regulatory efforts to implement a new long-term rate design for public utilities in the Midwest and Mid-Atlantic regions, and specifically due to the FERC’s elimination of the regional through and out rates (RTOR) for certain transmission services between the Midwest Independent System Operator (MISO) and PJM, our transmission and distribution businesses may have costs shifted to them from other transmission owners. A transitional pricing mechanism called the seams elimination charge adjustment (SECA) was put in place through March 2006 in order to compensate transmission owners for the estimated revenue lost as a result of the elimination of RTOR. The allocation of SECA charges has not yet been fully resolved.

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

Duquesne Light has recovered from its retail customers the total expected liability of SECA obligations and will refund, if applicable, any over-collection to customers once all SECA obligations are determined.

We are subject to risks associated with our POLR obligations.

Duquesne Light’s customers may choose to receive their electric energy from an alternative generation supplier. If they do not choose an alternative generation supplier, they will be served through Duquesne Light’s POLR arrangements. Customers who select an alternative generation supplier pay for generation charges set by that supplier, and pay Duquesne Light both transmission and distribution charges. In connection with these POLR transactions, Duquesne Light retains the risk that such customers will not pay for the POLR generation supply. Duquesne Light procures the energy and capacity needed to serve POLR III customers under a full-requirements contract with Duquesne Power. Failure or delay by Duquesne Power to provide the energy and capacity anticipated in the contract could require Duquesne Light to incur additional expenses to meet the needs of its POLR customers.

In addition, our proposed POLR IV arrangements, submitted to the PUC in January 2007, remain subject to PUC review and approval. We cannot predict the timing or outcome of the PUC’s review process.

We are subject to risks associated with procuring energy and capacity for Duquesne Light’s customers and DLE’s customers.

In addition to supplying the energy and capacity needs of Duquesne Light’s customers, Duquesne Power also supplies its affiliate DLE. Duquesne Power has entered into wholesale power purchase contracts. The net result of these transactions is that, as of December 31, 2006, Duquesne Power has secured a substantial portion of the combined expected load obligation for its full-requirements contracts with Duquesne Light through 2007.

Actual load may differ from expected load due to weather, customer switching, economic and other factors. If Duquesne Power did not have sufficient supplies, Duquesne Power would be required to procure the requirements in the energy markets. If market prices were higher than the rates to be paid by Duquesne Light to Duquesne Power under the full-requirements contracts, Duquesne Power could potentially be acquiring the energy or capacity at a loss, and any such losses could have a material adverse effect on our consolidated results of operations, financial position and cash flows. Likewise, if Duquesne Power has contracted for supplies in excess of its needs, Duquesne Power could potentially be selling energy or capacity at a loss, and any such losses could have a material adverse effect on our consolidated results of operations and financial condition. Duquesne Power’s energy commodity contracts contain provisions designed to provide security for potential losses by requiring that Duquesne Power post collateral depending on changes in energy or capacity prices. Because Holdings guarantees many of these contracts, any such collateral postings would reduce cash and/or the availability under Holdings’ credit facility.

Wholesale power secured under long-term contracts for 2008, 2009 and 2010 may not be permitted to be used to satisfy Duquesne Light’s POLR obligation.

Duquesne Power has secured a significant amount of power under long-term forward contracts for delivery in 2008, 2009 and 2010. Duquesne Light has not received approval from the PUC on its POLR IV plans. Should the PUC not permit an extension of Duquesne Light’s current relationship with Duquesne Power, Duquesne Power will be left with power it would have to sell to another wholesale customer or sell into the spot market at then-current market prices. As discussed above, Duquesne Power could potentially be selling energy at a loss (which could have a material adverse effect on our consolidated results of operations, financial position and cash flows), and Duquesne Power could be required to post collateral depending on changes in prices (which could impact Holdings’ credit facility availability due to its guarantees of these contracts).

In February 2007, the PUC issued an advanced notice of proposed rulemaking that, if made final, would impact the procedures that electric distribution companies such as Duquesne Light must follow in securing generation suppliers for POLR customers. As currently written, the proposal would require Duquesne Light to select a supplier through an auction or request for proposal process, impacting the POLR IV plan to use Duquesne Power as the supplier.

Our interests in the Keystone and Conemaugh power plants subject us to certain risks.

The ownership of interests in power plants involves numerous risks, including:

•	the plants’ ability to operate at expected capacity factors;

•	unforeseen operating problems and capital and other expenditures, including unforeseen environmental compliance costs;

•	equipment failures;

•	the ability to comply with applicable regulations;

•	unanticipated cost increases;

•	labor force matters;

•	weather-related incidents; and

•	the impact of changes in environmental laws and regulations.

Any of these factors could give rise to lost revenues and/or increased expenses and/or capital expenditures. In addition, the financial results from our investment in the Keystone and Conemaugh power plants will depend on:

•	cost and availability of fuel; and

•	changes in market prices of power.

Events or circumstances that adversely affect our financial position could result in defaults under our credit agreements.

Holdings and Duquesne Light are subject to financial covenants contained in their respective credit agreements. For instance, our credit agreement requires us to maintain at all times a ratio of consolidated debt to consolidated capital of not more than 0.65 to 1.0 and an interest coverage ratio, with respect to each twelve-month period ending on the last day of each fiscal quarter, of at least 2.0 to 1.0. Duquesne Light’s credit agreement requires Duquesne Light to maintain at all times a ratio of indebtedness to total capitalization of not more than 0.65 to 1.0. As of December 31, 2006 we were in compliance with those covenants. However, any events or circumstances (including any charges to earnings) which have an effect, directly or indirectly, of reducing our common equity, increasing our indebtedness or reducing interest coverage, in relative terms, could result in non-compliance with these covenants. If we default under our credit agreements, our lenders could elect to declare all amounts borrowed to be immediately due and payable, together with accrued and unpaid interest; and/or terminate their commitments, if any, to make further extensions of credit. Both credit agreements include cross-default provisions that would be triggered if the borrower or any of its subsidiaries defaults on any payment due under any indebtedness exceeding $50 million.

The cost of compliance with environmental laws is significant. The costs of compliance with new environmental laws and the incurrence of environmental liabilities could adversely affect our cash flow and profitability.

The operations of our subsidiaries are subject to extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, waste management, natural resources, site remediation, and health and safety. These statutes, rules and regulations require us to commit significant resources and funds to, among other things, conduct site remediation and perform environmental monitoring. We also may be required to pay significant remediation costs with respect to third party sites in connection with previously divested assets. If we fail to comply with applicable environmental statutes, rules and regulations, even if caused by factors beyond our control, such failure could result in the assessment of civil or criminal penalties and liabilities and the need to expend significant sums to come into compliance. Alleged violations of environmental laws and regulations may require us to expend significant resources defending ourselves against these claims.

New environmental statutes, rules and regulations, or amendments to or new interpretations of existing statutes, rules and regulations, could impose additional or more stringent limitations on our operations or require us to incur significant additional costs. Our current compliance strategy may not successfully address the relevant standards and interpretations of the future.

Our operating results fluctuate on a seasonal basis and can be adversely affected by changes in weather.

Our electric utility business is sensitive to variations in weather conditions and significant variations from normal weather patterns can have a material impact on our operating performance. Historically, demand for electricity is generally greater in the summer months associated with cooling compared to other times of the year. Accordingly, we have generated less revenues and income when weather conditions are cooler than usual in the summer.

Severe weather, such as tornadoes, hurricanes, storms, ice and droughts, may cause outages and property damage which may require us to incur additional costs that may not be insured and that may not be recoverable from customers.

We may be adversely affected by economic conditions.

Periods of slowed economic activity generally result in decreased demand for power, particularly as industrial customers reduce production during such economic downturns, resulting in less consumption of electricity. Additionally, a general downturn in overall economic conditions may result in an increased number of bankruptcy filings by our customers, which would restrict our ability to collect revenue from these customers. As a consequence, recessions or other downturns in the economy may result in decreased revenues and cash flows for us.

Our insurance coverage may not be sufficient to cover all casualty losses that we might incur.

We currently have insurance coverage for our facilities and operations in amounts and with deductibles that we consider appropriate. However, there is no assurance that such insurance coverage will be available in the future on commercially reasonable terms. In addition, some risks, such as weather-related casualties, may not be insurable. In the case of loss or damage to property, plant or equipment, there is no assurance that the insurance proceeds, if any, received by us will be sufficient to cover the entire cost of replacement or repair.

Changes in PJM market policies and rules may impact our financial results.

Substantially all of our generation assets and power supply obligations are located within the PJM region. Any changes in PJM policies or market rules, including changes that are currently under consideration by FERC, could adversely affect our financial results.

Our transmission facilities are interconnected with the facilities of other transmission facility owners whose actions may have a negative impact on our operations.

Our transmission facilities are directly interconnected with the transmission facilities of contiguous utilities and as such are part of an interstate power transmission grid. The FERC has approved certain Regional Transmission Organizations (RTOs) that coordinate and have operational control of portions of the interstate transmission grid. PJM and the other regional transmission operators have established sophisticated systems that are designed to ensure the reliability of the operation of transmission facilities and prevent the operations of one utility from having an adverse impact on the operations of the other utilities. The systems put in place by PJM and the other RTOs may not, however, always be adequate to prevent problems at other utilities from causing service interruptions in our transmission facilities. If we were to suffer such a service interruption due to an unexpected or uncontrollable event occurring on the system of another utility, it could have a negative impact on our business.

Physical limitations in the electricity transmission system may give rise to increases in electric transmission congestion charges.

Energy pricing within PJM includes the costs or benefits of transmission congestion experienced at each location within the region. This is known as locational marginal pricing (LMP). LMP recognizes that the marginal price of electricity may be different at varying locations on the system and at different times. Differences in prices between two locations in the region at the same time reflect physical limitations in the transmission lines used to move power across the system. These physical limitations may give rise to increases in electric transmission congestion charges.

We are dependent on our ability to cost-effectively access capital markets. Our inability to obtain capital on acceptable terms may adversely affect our business. A reduction in our credit ratings could increase our borrowing costs.

We rely on access to both short-term debt markets and longer-term capital markets as a source of liquidity and to satisfy our capital requirements in excess of cash flow from our operations. Any inability to maintain our current credit ratings could affect, especially during times of uncertainty in the capital markets, our ability to raise capital on favorable terms that, in turn, could impact our ability to manage our business. Moody’s Investors Service, Inc., Standard & Poor’s Ratings Services, and Fitch Ratings periodically assign credit ratings on our debt and preferred securities. We raise capital primarily by issuing senior-unsecured debt (currently rated Baa3, BBB- and BBB-, respectively) and bank borrowings. Duquesne Light raises capital primarily by issuing first mortgage bonds (currently rated Baa1, BBB+ and BBB, respectively), preferred stock (currently rated Ba1, BB+ and BBB-, respectively), senior-unsecured debt (currently rated Baa2, BBB- and BBB-, respectively) and bank borrowings. Any downgrades in these ratings could have a negative impact on our liquidity, our access to capital markets, our costs of financing and could increase the amount of collateral required by energy-contract counterparties. Capital market disruptions could also adversely affect our ability to access one or more financial markets.

In connection with the announcement of the merger, Standard & Poor’s placed us on CreditWatch with negative implications, and Moody’s placed us under review for possible downgrade.

A rating is not a recommendation to buy, sell or hold the notes, inasmuch as such rating does not comment as to market price or suitability for a particular investor. The ratings assigned to the notes address the likelihood of payment of principal and interest on the notes pursuant to their terms. A rating may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating that may be assigned to our securities.

We may have difficulty retaining our aging utility workforce or finding skilled personnel to replace them.

Workforce demographic issues are a national phenomenon that is of particular concern to the electric utility industry. The median age of utility workers is significantly higher than the national average. Currently, nearly one-half of the utility workforce is age 45 or higher. As of December 31, 2006, the median age of utility workers at Duquesne Light was 51.86. Consequently, the utility industry generally faces, and we specifically face, the difficult challenge of finding ways to retain our aging skilled workforce while recruiting new talent in the hopes of decreasing losses in critical knowledge and skills due to retirements. Mitigating these risks may require additional financial commitments.

Labor disputes may have a material adverse effect on our operations and profitability.

As of December 31, 2006, we, together with our various subsidiaries, had approximately 1,500 employees. Of this total, approximately 1,400 were employed by Duquesne Light. We collectively bargain with a labor union that represents approximately 71% of these Duquesne Light employees. When the current collective bargaining agreement expires September 30, 2010, failure to reach an agreement could result in strikes or other labor protests that could disrupt our operations. In addition, the collective bargaining agreement for employees at the Keystone and Conemaugh power plants expires in September 2007. If we were to experience a strike or work stoppage, it would be difficult for us to find a sufficient number of employees with the necessary skills to replace these employees. We cannot assure you that we will reach any such agreement or that we will not encounter strikes or other types of conflicts with the labor union of our personnel. Such labor disputes could have an adverse effect on our business, financial condition or results of operations, could cause us to lose revenues and customers and might have permanent effects on our business.

Our revenues and results of operations are subject to other risks beyond our control, including, but not limited to, accidents, storms, natural catastrophes and terrorism.

The lost revenues and cost of repairing damage to our facilities due to storms, natural disasters, wars,

terrorist acts and other catastrophic events may exceed reserves and/or insurance coverage established for repairs necessitated by such events, which may adversely impact our results of operations and financial condition. We cannot assure you that our facilities will not face damage or disruptions from these or other events. In addition, in the current geopolitical climate, enhanced concern regarding the risks of terrorism throughout the economy may impact our operations in unpredictable ways. Insurance coverage may not cover risks of this nature adequately or at all.

Changes in financial or regulatory accounting principles or policies could affect our future earnings or cash flows.

See Item 1, “Recent Accounting Standards,” for further discussion.

We may experience a significant reduction in our earnings as a result of the December 31, 2007 expiration or the earlier phase-out of certain tax credits related to our synthetic fuel projects.

In addition to operating five synthetic fuel plants owned by an unrelated third party, we also hold a limited partnership interest in an entity that owns and operates plants that produce and sell synthetic fuel. These synthetic fuel projects are important contributors to our earnings.

Section 45K tax credits are set to expire on December 31, 2007. Once such tax credits expire we do not believe that there will be a market for the sale of the synthetic fuel.

Section 45K tax credits are subject to a phase-out provision that reduces or eliminates the tax credits when the average annual wellhead price per barrel of domestic crude oil increases into an inflation-adjusted phase-out range. The IRS publishes the phase-out range in April for the previous year. We estimate that for 2006 the tax credits would have begun to phase out when the annual average wellhead price of domestic crude oil exceeded approximately $55 per barrel and would have completely phased out if that price exceeded approximately $69 per barrel. For 2006, the estimated average wellhead price was approximately $60 per barrel. The wellhead price per barrel of domestic crude oil in recent years has averaged approximately 90% of the New York Mercantile Exchange price per barrel of domestic crude oil. We cannot predict the phase-out range for 2007.

If 2007 domestic crude oil prices mimic the high level of 2006, the annual tax credits to be generated from DQE Financial’s investment in a synthetic fuel partnership, as well as DES’ annual after-tax earnings from its synthetic fuel facilities management contract, may be substantially reduced or eliminated.

The level of our indebtedness could adversely affect our business.

At December 31, 2006, Holdings had total indebtedness of approximately $1.2 billion (including approximately $700 million at Duquesne Light), which could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations related to any such indebtedness;

•	increase our vulnerability to general adverse economic and industry conditions;

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

•	place us at a disadvantage compared to competitors that have less debt; and

•	limit our ability to borrow additional funds or refinance existing debt.

Any of these consequences could have a material adverse effect on our ability to satisfy our indebtedness. The indenture under which Duquesne Light’s first mortgage bonds are issued permits Duquesne Light to issue additional first mortgage bonds from time to time if certain financial requirements are satisfied. The terms of our credit agreements also do not prohibit us or our subsidiaries from incurring additional indebtedness. As of December 31, 2006, approximately $220 million of unused commitments remain under Holdings’ credit agreements (including approximately $80 million at Duquesne Light), and our credit agreements would permit additional borrowings. If new debt is added to our and our subsidiaries’ current debt levels, the leverage-related risks described above could intensify.

Our ability to pay dividends or service indebtedness is largely dependent upon the earnings of our subsidiaries and the distribution of such earnings to us.

We are a holding company, and substantially all of the assets shown on our consolidated balance sheets are held by subsidiaries. Our operating cash flow and our ability to service our indebtedness depend on the operating cash flow of our subsidiaries and the payment of funds by them to us in the form of dividends or advances. Our indebtedness is not guaranteed by our subsidiaries and our subsidiaries are separate and distinct legal entities. We hold no assets and have no sources of revenue other than the ownership interests in our subsidiaries and the right to any dividends thereon and the right to receive payments on any existing or future loans made to our subsidiaries.

Our subsidiaries are separate and distinct legal entities and have no obligation to make payments on their common stock, or to make any funds available for such payment. Our subsidiaries’ ability to make dividend payments or other distributions to us may be restricted by their obligations to holders of their outstanding debt, their other creditors and holders of their preferred and preference stock, and the availability of earnings and the needs of their businesses. For instance, no dividends or distributions may be made on Duquesne Light’s common stock if it has not paid dividends on its preferred or preference stock. Dividends on Duquesne Light stock may also be effectively limited by the terms of certain financing arrangements. Further, under Duquesne Light’s articles of incorporation, the aggregate amount of common stock dividend payments or distributions may not exceed certain percentages of net income, if the ratio of total common shareholder’s equity to total capitalization is less than specified percentages. No part of Duquesne Light’s retained earnings was restricted at December 31, 2006.

In addition, as discussed above, Duquesne Light is regulated by the PUC, which generally possesses broad powers to ensure that the needs of the utility customers are being met. To the extent that the PUC attempts to impose restrictions on the ability of Duquesne Light to pay dividends to us, it could adversely affect our ability to make payments on our indebtedness or otherwise meet our financial obligations.

In the event of a bankruptcy, liquidation, winding-up, dissolution, receivership, insolvency, reorganization, administration or similar proceeding relating to one of our subsidiaries, holders of such subsidiaries’ indebtedness, trade creditors of such subsidiaries and holders of such subsidiaries’ preferred and/or preference stock will generally be entitled to payment of their claim from the assets of those subsidiaries before assets are made available for distribution to us.

We cannot assure investors that future dividend payments will be made, or if made, in what amounts they may be paid.

Our Board of Directors regularly evaluates our common stock dividend policy and sets the amount each quarter. The level of dividends will continue to be influenced by many factors, including, among other things, our earnings, financial condition and cash flows from subsidiaries, as well as general economic and competitive conditions. We cannot assure investors that dividends will be paid in the future, or that, if paid, dividends will be at the same amount or with the same frequency as in the past.

Because Duquesne Light is a wholly owned subsidiary of Holdings, Holdings can exercise substantial control over its dividend policy and business and operations.

All of the members of Duquesne Light’s board of directors and its executive officers are also officers of Holdings. Among other decisions, the Duquesne Light board is responsible for decisions regarding financing and capital raising activities, and acquisition and disposition of assets. Within the limitations of applicable law, Duquesne Light’s articles of incorporation and subject to the covenants under its outstanding debt instruments, the Duquesne Light board of directors will base its business decisions on its earnings, cash flow and capital structure, but may also take into account the business plans and financial requirements of Holdings and its other subsidiaries.

Item 1B.	Unres olved Staff Comments

Not applicable.

Item 2.	Prop erties.

Our principal properties consist of Duquesne Light’s facilities for both transmitting and distributing electricity, and supplemental properties and appurtenances, located substantially in Allegheny and Beaver counties in southwestern Pennsylvania. Substantially all of the electric utility properties are subject to a lien under the Indenture of Mortgage and Deed of Trust dated as of April 1, 1992.

Duquesne Light owns 123 transmission substations (12 of which are located on customer-owned land) and 478 distribution substations, of which over 65% are located on customer-owned land and are used to service that customer. They also own 26 substations that are comprised of both transmission and distribution assets (four are on customer-owned land). Duquesne Light has 672 circuit-miles of transmission lines, comprised of 345,000, 138,000 and 69,000 volt lines. Street lighting and distribution circuits of 23,000 volts and less include approximately 16,420 circuit-miles of lines and cable. These properties are used in the electricity delivery business segment.

Duquesne Generation owns undivided interests in two coal-fired power plants located in Armstrong and Indiana counties in Pennsylvania.

Our total investment in property, plant and equipment (PP&E) and the related accumulated depreciation balances for major classes of property are as follows:

Holdings PP&E and Related Accumulated Depreciation

	(Millions of Dollars) as of December 31, 2006
	Investment	Accumulated Depreciation	Net Investment
Duquesne Light electric plant	$2,421.9	$765.1	$1,656.8
Jointly owned plants	167.6	1.0	166.6
Fiber optic network	37.2	11.5	25.7
Other energy facilities	8.6	5.2	3.4
Other - Holdings	6.8	5.5	1.3

Total	$2,642.1	$788.3	$1,853.8

	(Millions of Dollars) as of December 31, 2005
	Investment	Accumulated Depreciation	Net Investment
Duquesne Light electric plant	$2,235.8	$738.5	$1,497.3
Fiber optic network	32.9	9.2	23.7
Other energy facilities	8.5	4.4	4.1
Other - Holdings	6.8	5.3	1.5

Total	$2,284.0	$757.4	$1,526.6

Duquesne Light electric plant includes: (1) distribution poles and equipment; (2) lower voltage distribution wires used in delivering electricity to customers; (3) substations and transformers; (4) high voltage transmission wires used in delivering electricity to substations; (5) meters and automated meter reading assets; and (6) internal telecommunication equipment, vehicles and office equipment, primarily used in our electricity delivery business segment. The jointly owned plants’ primary physical assets that are used in the electricity supply segment consist of boilers, turbines, and the supporting structures (including emissions treatment facilities.) The fiber optic network owned by DQE Communications is reported in our Communications business segment. The other energy facilities equipment is used in our Energy Solutions business segment. The other PP&E is comprised of office furniture and fixtures.

Item 3.	Legal Procee dings.

On March 17, 2006, our then-subsidiary Monmouth Energy Inc. (Monmouth) received a notice of violation (dated March 10, 2006) and penalty assessment in the amount of $480,000 from the New Jersey Department of Environmental Protection (NJDEP) relating to Monmouth’s landfill gas turbine operation located at the Monmouth County Landfill in Monmouth, New Jersey. The notice of violation alleges non-compliance with the maximum allowable carbon monoxide steady state emission limitation for each of the two turbines operated at the facility during 2003 and 2004. The permit for the facility provides both a maximum emission limitation and a steady state emission limit. Steady state represents 90% of the facility’s rated capacity. The facility has always operated in compliance with the maximum emission limitation, but has not achieved the steady state emission limitation when the facility operates at less than steady state. We believe that the NJDEP is attempting to incorrectly impose the steady state emission limitation during non-steady state conditions, as opposed to the maximum emission limitation which is the only other emission limit in the operating permit that could be applicable.

Monmouth has timely filed a notice of appeal challenging the bases for the alleged violations and the penalty assessment. Pending agreement on a permit modification clearly addressing less than steady state operations (discussed below) Monmouth had also voluntarily constrained its operations to substantially comply with the steady state permit limit at all times. During that time Monmouth engaged in technical discussions with the NJDEP aimed at demonstrating the need for clarification under the permit to account for non-steady state operating conditions, and filed a permit modification request to address this issue. These technical discussions were successful and in December 2006 an acceptable modification to the permit was issued by NJDEP. It appears that, at all times, operations have been consistent and in compliance with the emission limitations that NJDEP in the permit modification has now recognized as being appropriate for this operation. In addition, the right to additional landfill gas supplies associated with the active portions of the landfill has been secured alleviating the gas quality and quantity degradation issues that led to the notice of violation. Although Monmouth was sold with the landfill gas business, we have retained the liabilities regarding this issue. We believe that we have credible defenses to the alleged violations and that the penalty assessment is excessive given all of the circumstances. We will vigorously defend our position in the event it is not possible to reach an acceptable resolution of all issues.

We are involved in various other routine legal proceedings and environmental matters. We believe that the resolution of such proceedings and matters, in total, will not have a materially adverse effect on our financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders.

On December 5, 2006, we held a Special Meeting of Stockholders, at which the stockholders voted on the proposed merger with the Macquarie Consortium. We solicited proxies pursuant to Regulation 14 under the Securities and Exchange Act of 1934, as amended. The merger approval was the sole proposal submitted for stockholder vote. The vote on this proposal was as follows:

For	Against	Abstain
62,001,860	3,715,827	622,771

Pursuant to a written consent of the sole stockholder dated July 24, 2006, the following individuals (all of whom are employees) were elected as the full board of directors of Duquesne Light: Morgan K. O’Brien, Joseph G. Belechak, Maureen L. Hogel and Mark E. Kaplan. Mr. Belechak is no longer a director, as his employment was terminated in January 2007. All 10 outstanding shares of Duquesne Light common stock were voted in favor of each individual.

PART II

Item 5.	Market for Registrants’ Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Information relating to the market price for Holdings common stock is set forth in Note 22 to the consolidated financial statements hereto, and incorporated herein by reference.

Holdings has continuously paid dividends on its common stock since 1953. Dividends of $0.25 per share were declared and paid quarterly for the last two years. At January 31, 2007 there were approximately 42,000 holders of record of our common stock. Holdings common stock is listed and traded on the New York, Philadelphia and Chicago Stock Exchanges.

Duquesne Light common stock is not publicly traded; Holdings owns all 10 shares outstanding. No quarterly common dividends were declared in 2006 and $13 million were declared in 2005. Duquesne Light paid common stock dividends of zero, $20 million and $71 million in 2006, 2005 and 2004. During 2005 Duquesne Light embarked on a significant capital expenditure program, and therefore has been retaining more of its earnings than in prior years.

We have no program regarding the repurchase of Holdings common stock. However, we repurchase shares in connection with the issuance of so-called “stock swap exercises” of employee stock options or restricted stock in which shares are surrendered or deemed surrendered to Holdings to pay the exercise price and/or to satisfy tax withholding obligations. The following table presents information with respect to such repurchases that occurred during the quarter ended December 31, 2006.

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Oct. 1-31	—	—	—	—
Nov. 1- 30	—	—	—	—
Dec. 1- 31	28,140	19.83	—	—

Total	28,140	19.83	—	—

For information regarding equity compensation plans, see Item 12.

Item 6.	Selected Financial Data.

Duquesne Light Holdings	(Millions of Dollars, Except Per Share Amounts)
	2006	2005	2004	2003	2002
Income Statement Items

Total operating revenues (a)	$902.2	$871.9	$862.5	$873.1	$1,008.3
Operating income (b)	99.3	174.1	154.0	159.7	153.0
Income from continuing operations before taxes, limited partners’ interest and cumulative effect of change in accounting principle (c)	23.6	141.1	96.8	111.3	42.4
Income tax expense (benefit) (d)	23.4	57.0	30.9	31.7	(1.1)
Income from continuing operations	8.7	94.2	73.3	79.6	43.5
Cumulative effect of change in accounting principle (e)	—	—	—	—	(113.7)
Earnings (loss) available for common stock	54.7	114.2	87.0	175.5	(215.2)
Basic EPS from continuing operations (f)	0.11	1.21	0.96	1.06	0.66
Basic EPS (f)	0.67	1.47	1.14	2.34	(3.28)

Balance Sheet Items

Property, plant and equipment – net (g)	$1,853.8	$1,526.6	$1,441.7	$1,420.3	$1,405.1
Total assets (g)	3,147.4	2,820.6	2,632.8	2,540.8	2,800.8

Capitalization

Common shareholders’ equity (h)	$785.0	$655.9	$610.4	$575.4	$452.6
Preferred and preference stock (i)	147.4	146.5	145.9	69.7	92.2
Duquesne Light obligated mandatorily redeemable preferred securities (j)	—	—	—	—	150.0
Long-term debt (j) (k)	1,202.0	957.8	958.0	955.7	1,057.5

Total Capitalization	$2,134.4	$1,760.2	$1,714.3	$1,600.8	$1,752.3

Dividends declared per share	$1.00	$1.00	$1.00	$1.00	$1.34

(a)	Total operating revenues increased in 2006 primarily due to higher revenue at DLE and new revenue at Duquesne Generation, partially offset by decreased revenue at Duquesne Light resulting from milder weather in 2006 as compared to 2005 and decreased revenue at DES from the synthetic fuel facilities. Total operating revenues increased in 2005, primarily due to the higher average generation rates charged. Total operating revenues declined from 2002 through 2004 due to the collection of Duquesne Light’s allocated CTC balance.
(b)	Results in 2006 were negatively impacted by a $33.6 million reduction in the fair value of the derivative energy contracts and the $13.2 million charge related to a tax settlement. (See Notes 5 and 10.) Results in 2005 were positively impacted by the $16.1 million increase in the fair value of certain derivative energy contracts, the $13.2 million gain on asset sales, and was negatively impacted by the $6.7 million charge related to an energy facility management project. (See Notes 4 and 5.) Results were negatively impacted by the $8.3 million Sunbury acquisition termination cost in 2004. (See Note 4.) Results were negatively impacted by restructuring charges of $5.2 million in 2002.
(c)	Results in 2006 reflect a $10.3 million charge related to our closed Warwick mine and a $6.9 million gain on the sale of a limited partnership investment. Results in 2005 were positively impacted by $24.1 million of gains on asset and investment sales. Results were negatively impacted by investment impairment charges of $33.7 million in 2002.
(d)	Results in 2006 were negatively impacted by settlements of state and IRS audits of $9.8 million and $7.8 million.
(e)	Holdings changed its method of accounting for goodwill and other intangible assets in 2002.
(f)	Beginning in 2006, earnings per share were impacted by the private placement of 8.8 million shares of common stock. (See Note 2.) Beginning in 2002, earnings per share were impacted by the public offering of approximately 17 million shares of common stock.
(g)	Reflects the purchase of an interest in the Keystone and Conemaugh power plants in 2006 and Duquesne Light’s significant capital expenditure program that started in 2005.
(h)	Reflects the equity issuance in 2006 with proceeds of $141.4 million.
(i)	This reflects the 2004 issuance, at par, of $75 million of Duquesne Light preferred stock. (See Note 16.)
(j)	Adoption of SFAS No. 150 required reclassification to long-term debt.
(k)	Reflects a $200 million term loan facility issued in 2006 primarily to fund the Keystone and Conemaugh plant purchase and $44.2 million of revolver borrowings that were repaid using the proceeds from the PCRB issuance on January 3, 2007. Proceeds from the sale of AquaSource were used to reduce long-term debt in 2003.

Duquesne Light Company	(Millions of Dollars)
	2006	2005	2004	2003	2002
Income Statement Items

Total operating revenues (a)	$723.2	$792.4	$789.3	$806.1	$944.6
Operating income (b)	71.8	147.3	141.7	155.1	161.5
Net income (c)	4.3	73.0	67.8	69.6	75.4
(Loss)/Earnings available for common stock	(3.6)	65.0	61.2	66.4	72.1

Balance Sheet Items

Property, plant and equipment – net (d)	$1,656.8	$1,497.3	$1,406.3	$1,382.7	$1,364.9
Total assets (e)	2,275.8	2,123.1	2,293.0	2,209.2	2,488.2

Capitalization

Common shareholder’s equity (f)	$669.7	$630.6	$531.4	$530.1	$521.0
Non-redeemable preferred and preference stock (g)	147.4	146.5	145.9	69.7	69.8
Company obligated mandatorily redeemable preferred securities (h)	—	—	—	—	150.0
Long-term debt (h) (i)	680.9	636.5	956.4	857.7	959.5

Total Capitalization	$1,498.0	$1,413.6	$1,633.7	$1,457.5	$1,700.3

Dividends declared (f)	$—	$13.0	$58.0	$65.0	$75.0

(a)	Total operating revenues decreased in 2006 due to the reorganization of the supply business and milder weather in 2006 as compared to 2005, partially offset by an increase in POLR and SECA revenue. Total operating revenues increased in 2005 due to the higher average generation rates charged under the POLR III arrangement, partially offset by a decline in large commercial and industrial customer retention. Total operating revenues declined from 2002 through 2004 due to the collection of the allocated CTC balance.
(b)	Results were negatively impacted by the $13.2 million charge in 2006 related to a tax settlement. (See Note 10.) Results were positively impacted by the $16.1 million increase in the fair value of certain derivative energy contracts in 2005. (See Note 5.) Results were negatively impacted by the $8.3 million Sunbury acquisition termination cost in 2004. (See Note 4.) Results were negatively impacted by restructuring charges of $3.7 million in 2002.
(c)	Results in 2006 reflect a $6.0 million charge related to our closed Warwick mine.
(d)	During 2005, Duquesne Light embarked on a significant capital expenditure program, which continued through 2006.
(e)	This reflects the repayment from Holdings of a $250 million loan in 2005.
(f)	As a result of the significant capital expenditure program started in 2005, Duquesne Light has been retaining more of its earnings. During 2006 and 2005, Duquesne Light received $27.6 million and $82.5 million of equity contributions from Holdings.
(g)	This reflects the 2004 issuance, at par, of $75 million of Duquesne Light preferred stock.
(h)	Adoption of SFAS No. 150 required reclassification to long-term debt.
(i)	Reflects $44.2 million of revolver borrowings in 2006 that were repaid using the proceeds from the PCRB issuance on January 3, 2007. Duquesne Light used proceeds from the repayment of its loan to Holdings to reduce long-term debt in 2005. (See Note 15.) Duquesne Light reduced its investment in the DQE Capital cash pool to reduce long-term debt in 2003.

Item 7.	Management’s Dis cussion and Analysis of Financial Condition and Results of Operations.

Unless otherwise stated, the terms “earnings” and “loss” used in this Item 7 refer to after-tax amounts.

OVERVIEW OF BUSINESS SE GMENTS

Duquesne Light reports the following business segments: (1) transmission and distribution of electricity (electricity delivery business segment) and (2) supply of electricity by Duquesne Light, which is our POLR business, and, in 2005, included Duquesne Power (Duquesne Light supply business segment).

Holdings reports the following business segments: (1) transmission and distribution of electricity (electricity delivery business segment), (2) supply of electricity, which includes Duquesne Light’s supply segment, DLE, Duquesne Power and, beginning September 1, 2006, the results from the Keystone and Conemaugh power plants (electricity supply business segment), (3) DES’ operation and maintenance of energy facilities and, for a single customer, synthetic fuel facilities (Energy Solutions business segment), (4) DQE Financial’s management of structured finance and alternative energy investments (Financial business segment), and (5) DQE Communications’ operation, maintenance and leasing of its fiber optic based network (Communications business segment). We also report an “all other” category to include our other subsidiaries below the quantitative threshold for disclosure. These subsidiaries provide corporate administrative functions, financing, and insurance services for our various affiliates.

In 2005 and 2004, both Holdings and Duquesne Light also reported the CTC business segment, which reported the collection of transition costs that were fully collected as of December 31, 2005.

Note 21 to the consolidated financial statements shows the financial results of each principal business segment in tabular form. Following is a discussion of these results.

Merger Activities. As previously discussed, we entered into a merger agreement with the Macquarie Consortium on July 5, 2006. On August 11, 2006 Holdings sold an aggregate of 8.8 million shares of common stock to members of the Macquarie Consortium for total consideration of $141.4 million. This common stock issuance increased the average number of shares of common stock outstanding for the year ended December 31, 2006. In addition, during the year ended December 31, 2006, we incurred $7.9 million of costs associated with the merger, which have been included in the all other category. We expect to incur additional merger-related costs until such time that the merger closes.

Supply Business. Effective January 1, 2006, the operations of Duquesne Power are reported as part of the Holdings electricity supply segment only. During 2005, Duquesne Power was a wholly owned subsidiary of Duquesne Light, and its financial results were reported in both the Duquesne Light supply business segment and the electricity supply business segment of Holdings. The transfer of Duquesne Power was completed to strategically align our unregulated businesses outside of Duquesne Light in order to provide flexibility to capitalize on future supply opportunities. The transfer has effectively eliminated the net income included in the Duquesne Light supply business segment, as the full-requirements contract between Duquesne Light and Duquesne Power is designed to be income neutral for Duquesne Light. If this transfer had occurred on January 1, 2005, the earnings reported in the Duquesne Light supply business segment would have been $27.3 million lower for the twelve months ended December 31, 2005, but there would have been no change in the earnings reported in the electricity supply business segment of Holdings.

During the twelve months ended December 31, 2006, there was a large decline in the megawatt hours (MWh) supplied to large commercial and industrial customers in the Duquesne Light supply business segment because the two largest industrial customers switched to alternative energy suppliers as their POLR I arrangement ended. The POLR I arrangement featured both a low revenue and purchased power expense per MWh supplied as the pricing under these arrangements was determined years ago. The total MWh supplied in the electricity supply business segment increased in 2006 as compared to 2005, due to the increase in MWh supplied to large commercial and industrial customers by our unregulated retail electric generation supplier, DLE. Both the revenues and purchased power expense recognized during 2006 increased at a greater rate than the increase in MWh supplied as a result of the current pricing associated with the MWh supplied in 2006 compared to the POLR I pricing for the MWh supplied in 2005.

On September 1, 2006, we completed our purchase of undivided interests in two coal-fired power plants for an aggregate purchase price of approximately $177 million, including applicable closing costs and working capital adjustments. The interests acquired represent a 2.47% interest, or 42 megawatts, in the Keystone plant and a 3.83% interest, or 66 megawatts, in the Conemaugh plant, plus related inventories, equipment and other property. The acquisition of the interests in these plants will serve as a physical hedge to our supply portfolio of energy commodity contracts. A $200 million term loan issued by Holdings was used to finance the acquisition.

Section 45K Tax Credits and Synthetic Fuel (Energy Solutions and Financial business segments). Section 45K tax credits are subject to a phase-out provision that reduces tax credits as the average annual wellhead price per barrel of domestic crude oil increases into an inflation-adjusted phase-out range, which is published by the IRS in April for the previous year. In recent years, the wellhead price per barrel of domestic crude oil has averaged approximately 90% of the New York Mercantile Exchange (NYMEX) price per barrel of domestic crude oil. The possible Section 45K phase-out may impact (i) our Financial business segment through our investment in a synthetic fuel partnership and (ii) our Energy Solutions business segment through the fees earned from the operation and maintenance of synthetic fuel facilities for a single customer.

During 2006, we estimated the average annual wellhead price per barrel of domestic crude oil based on the actual NYMEX price per barrel of domestic crude oil through December. We also estimated the phase-out range for Section 45K tax credits based on the actual 2005 phase-out range, and an estimated inflation factor. This resulted in an annual phase-out of Section 45K tax credits for 2006 at an estimated 34% level as of December 31, 2006.

As a result of the estimated phase-out of Section 45K tax credits, effective July 17, 2006, we elected to temporarily cease participation in the synthetic fuel limited partnership interest held in our Financial business segment. However, due to the subsequent decrease in the estimated phase-out of Section 45K tax credits, we elected, effective October 30, 2006, to resume our participation in the synthetic fuel limited partnership interest. Future participation in the partnership depends on our estimate of future oil prices, potential legislative relief regarding Section 45K tax credits and the probability of production from the partnership.

The estimated Section 45K phase-out also negatively impacted our fees earned from the operation and maintenance of synthetic fuel facilities included in our Energy Solutions business segment. This impact resulted from price concessions granted to the facilities owner for the synthetic fuel processed during August through December 2006. In addition, August production volumes were also reduced, at the owner’s request, to approximately 75% of the aggregate budgeted production levels as a result of the anticipated phase-out. The concessions were agreed to because, without them, the synthetic fuel facilities may have ceased operations. The price concessions also include a true-up provision that could reduce the ultimate price concessions granted to the facility owners. The true-up provisions are based in part on the actual 2006 Section 45K credit information to be published by the IRS in April 2007. We do not, however, anticipate a reduction in the price concessions that were granted to the facility owners. The price and production concessions reduced earnings from the synthetic fuel facilities in 2006 by approximately $7.5 million. (See Recent Developments.)

Income tax settlements. During 2006, two significant tax legacy issues were settled with the IRS and the Pennsylvania Department of Revenue that impacted our results.

In October 2006, we reached a definitive agreement with the Pennsylvania Department of Revenue regarding all of the issues in dispute on Duquesne Light’s 1997 through 2004 Pennsylvania state income tax returns and treatment of the disputed items on our 2005 income tax returns. Pursuant to this settlement agreement, Duquesne Light paid approximately $60 million, which includes interest, and recorded a net charge of $16.1 million in the third quarter. Included in the payment and net charge described above is $13.2 million of taxes other than income taxes which is included in operating expenses in our electricity delivery business segment’s results.

In May 2006, we paid approximately $52.8 million to the IRS related to the 1998-2002 audit cycle. The net charge resulting from this audit, including the impact on state taxes, was $2.9 million.

See Note 10 to the consolidated financial statements for a detailed discussion of the tax settlements.

Discontinued Operations. Effective December 29, 2006, DQE Financial sold its landfill gas business. This is now reported as a discontinued operation.

RESULTS OF OPERATI ONS

Overall Performance

2006 Compared to 2005

Our net income was $54.7 million, or $0.67 basic earnings per share in 2006, compared to $114.2 million, or $1.47 basic earnings per share in 2005. The average shares outstanding increased 4.3 million, or 5.5%, compared to 2005. Our income from continuing operations was $8.7 million, or $0.11 basic earnings per share in 2006, compared to $94.2 million, or $1.21 basic earnings per share in 2005. This decrease of $85.5 million, or 90.8% is primarily due to the following:

•

Income from the electricity delivery business segment decreased $40.6 million from 2005, primarily as a result of the negative net $16.1 million charge as a result of the state tax settlement and $13.6 million of lower after-tax other income consisting of a $6.0 million charge to increase our reserve for legacy issues associated with our Warwick mine, $4.6 million less interest from Holdings due to repayment of an intercompany loan, and $1.2 million in lower interest on temporary cash investments. Also contributing to the decrease were lower operating revenues attributable to the milder weather in 2006 as compared to 2005.

•

Income from the Holdings electricity supply business segment decreased $14.9 million from 2005, primarily as a result of a $29.1 million decrease in earnings resulting from a decline in the fair value of certain of Duquesne Power’s derivative energy contracts, partially offset by increased electricity supply margins realized compared to 2005.

•

Income from the Energy Solutions business segment decreased $15.7 million compared to 2005, as a result of a $10.0 million decrease in earnings from the operation of the synthetic fuel facilities primarily as a result of price and production concessions to the owner of the facilities, coupled with a decrease in the amount of gains recognized on the sales of our energy management projects, as most projects were sold in 2005.

•	The loss reported in the all other category increased $15.7 million, primarily as a result of $7.9 million of merger-related costs in 2006 and increases in interest expense.

Our income from discontinued operations was $46.0 million, or $0.56 basic earnings per share in 2006, compared to $20.0 million, or $0.26 basic earnings per share in 2005. This increase of $26.0 million is due primarily to the $30.2 million gain recognized in 2006 on the sale of the landfill gas business. This was partially offset by the effect in 2006 of the estimated 34% phase-out of Section 45K tax credits, as there was no phase-out of tax credits in 2005.

Duquesne Light’s loss available for common stock was $3.6 million in 2006, compared to earnings of $65.0 million in 2005, a decrease of $68.6 million, primarily due to the $40.6 million decrease in the earnings from the electricity delivery business segment discussed above, and the December 31, 2005 transfer of Duquesne Power’s operations from Duquesne Light’s supply segment. During the year ended December 31, 2005, Duquesne Power earned $27.3 million.

2005 Compared to 2004

Our net income was $114.2 million, or $1.47 basic earnings per share in 2005, compared to $87.0 million, or $1.14 basic earnings per share in 2004. The average shares outstanding increased 1.3 million, or 1.7%, compared to 2004. Our income from continuing operations was $94.2 million, or $1.21 basic earnings per share in 2005, compared to $73.3 million, or $0.96 basic earnings per share in 2004. This increase of $20.9 million, or 28.5% primarily due to the following:

•

Income from the electricity delivery business segment decreased $10.6 million from 2004, primarily as a result of an increase in operating expenses, which includes $3.9 million of additional after-tax administrative expenses previously borne by Holdings prior to the sale of several non-complementary businesses.

•

Income from the Holdings electricity supply business segment increased $14.7 million from 2004, primarily as a result of a $9.4 million increase in earnings resulting from an increase in the fair value of certain of Duquesne Power’s derivative energy contracts, and a $4.8 million after-tax charge included in the 2004 results related to the termination of the acquisition of the Sunbury generation station.

•

Income from the Energy Solutions business segment increased $13.9 million, primarily as a result of $19.4 million in after-tax gains on the sale of investments in three energy facility management projects during 2005, partially offset by $6.7 million of charges related to another energy facility management project.

•

The loss reported in the all other category decreased $4.6 million, primarily due to a $2.4 million after-tax gain resulting from the settlement of an interest rate lock agreement during 2005 and the reduction of $3.9 million in after-tax administrative costs discussed above, partially offset by increased operating expenses associated with an IRS audit.

Our income from discontinued operations was $20.0 million, or $0.26 basic earnings per share in 2005, compared to $13.7 million, or $0.18 basic earnings per share in 2004. This increase of $6.3 million is due primarily to the higher average sales prices for the pipeline quality landfill gas sold in 2005 as compared to 2004.

Duquesne Light’s earnings available for common stock were $65.0 million in 2005, compared to $61.2 million in 2004, an increase of $3.8 million, or 6.2%. Earnings from Duquesne Light’s supply business segment increased $14.7 million from 2005, while earnings from the electricity delivery business segment decreased $10.6 million from the prior year, for the reasons discussed above.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

2006 Compared to 2005

Electricity Delivery Business Segment. This segment reported a loss of $4.1 million in 2006, compared to earnings of $36.5 million in 2005, a decrease of $40.6 million or 111.2%. This decrease was primarily due to an after-tax charge of $16.1 million from the state income tax settlement discussed above and $13.6 million of lower after-tax other income consisting of a $6.0 million after-tax charge to increase our reserve for legacy issues associated with our Warwick mine, $4.6 million after-tax less in interest from Holdings due to a repayment of an intercompany loan, and $1.2 million after-tax in lower interest on temporary cash investments. Also contributing to the decrease were lower operating revenues attributable to the milder weather in 2006 as compared to 2005.

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

The following table sets forth the MWh delivered to electric utility customers.

	MWh Delivered
	(In Thousands)
	2006	2005	Change
Residential	3,991	4,134	(3.5%)
Commercial	6,541	6,635	(1.4%)
Industrial	3,182	3,128	1.7%

	13,714	13,897	(1.3%)

Operating revenues decreased $4.3 million, or 1.3%, compared to 2005. A $5.5 million increase in SECA revenues was more than offset by decreases in revenues due to the 2006 summer not being as hot as in 2005 and the 2006 winter being milder than in 2005.

Operating expenses consist primarily of costs of operation and maintenance of the transmission systems and distribution systems; meter reading, billing and collection; customer service; administrative expenses; and non-income taxes such as gross receipts, property, capital stock and payroll taxes. Operating expenses increased $15.1 million, or 8.5%, compared to 2005. The primary reason for the increase in operating expenses was the $13.2 million charge to taxes other than income taxes as a result of the agreement reached with the Pennsylvania Department of Revenue on issues in dispute on the Pennsylvania state income tax returns.

Depreciation and amortization expense includes depreciation on property, plant and equipment and amortization of intangibles. Depreciation and amortization expense increased $7.9 million, or 11.8%, compared to 2005. The increase is primarily the result of an additional $5.2 million of amortization related to SECA revenue, as well as additional depreciation expense attributable to our ongoing infrastructure program.

Other income includes interest as well as income and expenses from legacy operations and activities not directly associated with ongoing utility operations. Other income decreased $23.3 million, or 146.5%. Primary reasons for the decrease were a $10.3 million charge to increase the liability for legacy issues from our Warwick mine including a $9.1 million increase in expected future healthcare costs, $7.9 million less in interest received from Holdings as a result of the repayment of the $250 million intercompany loan in August 2005, and $2.1 million less in interest from temporary investments as cash was deployed in the ongoing infrastructure program.

Interest and other charges include interest on long-term debt and other interest. Interest and other charges decreased $5.5 million, or 11.7%, primarily as a result of $5.7 million of interest incurred in 2005 on pollution control revenue refunding bonds that were no longer outstanding in 2006.

Dividends on all issues of Duquesne Light’s preferred stock are included in interest and other charges in the Holdings presentation of the electricity delivery business segment.

Duquesne Light Supply Business Segment. As previously discussed, the factors impacting this segment in 2006 have changed significantly compared to 2005. The following table summarizes the earnings from this segment.

	Earnings
	(In Millions)
	2006	2005	Change
Residential and small commercial	$0.5	$19.0	$(18.5)
Derivative energy contracts	—	9.4	(9.4)

Total Earnings	$0.5	$28.4	$(27.9)

The decrease in total earnings reflects the organizational restructuring which moved Duquesne Power from this segment effective January 1, 2006.

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

In addition, operating revenues include, to a lesser extent, the supply of electricity to wholesale customers. In 2006, these sales primarily consisted of short-term sales to other utilities that were made at market rates. In 2005, these sales were primarily comprised of sales to DLE by Duquesne Power under its full-requirements energy supply contract.

The following tables set forth the MWh supplied.

	MWh Supplied
	(In Thousands)
		2006
	POLR I	POLR III	Total
Residential and small commercial	—	5,914	5,914
Large commercial and industrial	56	218	274

Total Retail	56	6,132	6,188

Wholesale			70

POLR Customers (MWh basis):
Residential and small commercial			80%

Large commercial and industrial			4%

	MWh Supplied
	(In Thousands)
	2005
	POLR I	POLR II	Total
Residential and small commercial	—	5,631	5,631
Large commercial and industrial	912	278	1,190

Total Retail	912	5,909	6,821

Wholesale			1,048

POLR Customers (MWh basis):
Residential and small commercial			75%

Large commercial and industrial			19%

Operating revenues decreased $59.8 million, or 13.5%, compared to 2005. There was an approximately $44 million decrease in wholesale sales of electricity in 2006 related to sales by Duquesne Power to DLE that were included in this segment in 2005. An approximately $28 million decrease in revenue was due to the migration of most of the remaining POLR I customers to alternate suppliers during 2006. The combination of the milder summer and milder winter in 2006 as compared to 2005 caused a further decrease in revenues. Partially offsetting the decreases was a $14.4 million increase in revenue from customers who returned to POLR service.

In 2006, operating expenses consisted primarily of costs to obtain energy and capacity for Duquesne Light’s POLR service and gross receipts tax, both of which fluctuated directly with operating revenues. In 2005, operating expenses consisted of (i) costs to obtain energy and capacity for POLR service and to supply DLE, (ii) certain changes in the fair value of derivative energy contracts, (iii) administrative expenses at Duquesne Power, and (iv) gross receipts tax.

Operating expenses decreased $11.7 million, or 3.0%, compared to 2005. Operating expenses in 2005 included $4.8 million of administrative costs and a $16.1 million benefit from changes in the fair value of the derivative energy contracts, with no corresponding amounts in 2006. Purchased power expenses were $21.5 million lower in 2006 than 2005, due to a decline in the MWh supplied.

Electricity Supply Business Segment. The following table summarizes the income from this segment.

	Earnings
	(In Millions)
	2006	2005	Change
Electricity supply	$33.2	$19.0	$14.2
Derivative energy contracts	(19.7)	9.4	(29.1)

Total Income	$13.5	$28.4	($14.9)

Operating revenues were $52.4 million, or 11.6%, higher in 2006 primarily due to $55.8 million in higher revenues at DLE and $11.2 million in new revenues from Duquesne Generation (beginning in the third quarter of 2006), partially offset by lower revenues from the Duquesne Light supply segment as discussed above.

The following table sets forth the MWh supplied to the electricity supply business segment customers.

	MWh Supplied
	(In Thousands)
	2006	2005	Change
Retail:
Duquesne Light	6,188	6,821	(9.3%)
DLE	1,814	932	94.6%

Total Retail	8,002	7,753	3.2%

Wholesale:
Duquesne Light	70	83	(15.7%)
Generation	296	—	—

Total Wholesale	366	83	341.0%

Operating expenses consist primarily of purchased power, capacity and related ancillary services, along with derivative accounting charges and credits. Operating expenses increased $76.0 million, or 18.9% primarily due to a $49.7 million decline in the fair market value of the derivative energy contracts since 2005, increased cost of power to meet the additional supply needs of DLE, and $6.2 million in costs to operate the power plants. On a per MWh basis, Duquesne Power’s cost for power decreased $1.92 per MWh between 2005 and 2006.

Energy Solutions Business Segment. The following table summarizes the income from this segment.

	Earnings
	(In Millions)
	2006	2005
Synthetic fuel facilities	$15.7	$25.7
Energy management projects	5.6	11.5
Other	(0.8)	(1.0)

Net income	$20.5	$36.2

Income from this segment decreased $15.7 million, or 43.4%, in 2006 as compared to 2005. The decrease is primarily due to a $10.0 million decrease in earnings from the management of synthetic fuel facilities mainly from decreased prices, and a $5.9 million decrease in earnings from the energy facility management projects mostly related to the sale of several projects in 2005 and 2006. These decreases were partially offset by the absence in 2006 of a $3.9 million after-tax impairment charge taken in 2005 at an energy facility management project.

Operating revenues are derived primarily from the facility management services for synthetic fuel and industrial customers. Operating revenues for 2006 decreased $11.7 million, or 17.4%, compared to 2005. Revenues for the synthetic fuel facilities decreased $12.9 million from 2005 related primarily to the price concessions granted. There was also a $7.4 million decrease in revenue due to the sale of the energy facility management projects. These decreases were partially offset by an increase in revenue at the remaining energy facility management projects resulting from higher commodity prices and the settlement of a revenue dispute.

Operating expenses consist of the operating and maintenance costs to manage the facilities, as well as general corporate overhead and other gains and losses associated with the operations of the facilities. Operating expenses increased $3.2 million, or 13.3%, compared to 2005, primarily due to the $10.7 million net decrease in pre-tax gains recognized from the 2005 and 2006 sales of several energy facility management projects. This was partially offset by a $4.7 million decrease in expenses in 2006 due to the sale of the energy facility management projects and the $3.9 million impairment charge taken in 2005 associated with a remaining energy facility management project.

Other income consists of various other gains and losses. Other income decreased $18.1 million from 2005 primarily as a result of an $18.0 million pre-tax gain on the sale of an equity investment energy management project in 2005.

Financial Business Segment. This segment reported income of $11.9 million in 2006, compared to $10.7 million in 2005, an increase of $1.2 million, or 11.2%. This increase was primarily due to a $4.5 million after-tax gain on the sale of a limited partnership investment in 2006 and was partially offset by decreased tax credits related to our synthetic fuel limited partnership investment, which resulted from the 34% estimated tax credit phase-out in 2006.

Operating expenses consist of expenses related to our synthetic fuel limited partnership investment. Operating expenses decreased $2.8 million, or 25.7%, compared to 2005, primarily due to the impact of the estimated tax credit phase-out and our related temporary cessation of operations.

Other income consists of income from structured leases, affordable housing and equity investments, and various other gains and losses. Other income for 2006 increased $7.2 million compared to 2005, primarily due to a $6.9 million pre-tax gain on the sale of a limited partnership investment.

The benefit from limited partners’ interest reflects the portion of the losses related to the affordable housing guarantee funds that are not owned by the DQE Financial subsidiary.

Income taxes consist of our provision for federal income taxes and the tax credits generated from our synthetic fuel limited partnership and affordable housing investments. The income tax benefit for 2006 decreased $7.1 million, or 67.6%, compared to 2005, due to a $4.8 million decrease in tax credits generated in 2006, which resulted from the estimated 34% tax credit phase-out, and a $3.1 million increase in our provision due to the increase in pre-tax earnings in 2006 as compared to 2005.

Communications Business Segment. This segment reported income of $2.5 million in both 2006 and 2005. The increase in revenue from new and existing customers was offset by an increase in both operating and depreciation expenses.

All Other. The all other category reported a loss of $35.3 million in 2006, compared to a loss of $19.6 million in 2005, an increase of $15.7 million, or 80.1%. The increase is primarily due to a $7.1 million after-tax increase in interest expense at Holdings resulting from increased borrowings and $7.9 million of merger-related costs incurred in 2006.

Operating expenses consist of general corporate expenses. Operating expenses increased $10.5 million, or 145.8%, from 2005, primarily due to $7.9 million of merger costs.

Interest and other charges include interest on long-term debt, short-term borrowings and other interest. Interest and other charges increased $10.5 million, or 53.6%, from 2005, primarily due to an $11.4 million increase related to the issuance of $320 million of senior notes in August 2005, an $8.1 million increase related to higher short-term borrowings in 2006 and the entrance into a $200 million term loan facility in September 2006, partially offset by the elimination in 2006 of $7.9 million of interest to Duquesne Light on the $250 million note.

2005 Compared to 2004

Electricity Delivery Business Segment. This segment reported $36.5 million of earnings in 2005, compared to $47.1 million in 2004, a decrease of $10.6 million or 22.5%. This decrease was primarily due to increased operating expenses in 2005.

The following table sets forth the MWh delivered to electric utility customers.

	MWh Delivered
	(In Thousands)
	2005	2004	Change
Residential	4,134	3,886	6.4%
Commercial	6,635	6,522	1.7%
Industrial	3,128	3,229	(3.1%)

	13,897	13,637	1.9%

Operating revenues decreased $1.2 million, or 0.3%, compared to 2004. The decrease was primarily due to ancillary services revenue being reported in the Duquesne Light supply segment in 2005. This reclassification of ancillary revenue ($11.8 million in 2004) offset the $3.2 million of revenue collected in 2005 to recover SECA charges. It also offset the increased delivery revenues to residential and commercial customers resulting from the higher MWh sales in 2005 due to the warmer summer weather as compared to 2004.

Operating expenses increased $13.5 million, or 8.2%, compared to 2004. Following the sale of several of Holding’s non-complementary businesses, approximately $6.5 million of additional costs were borne by this segment in 2005 compared to 2004. Included in this amount was $3.4 million related to insurance. Rising energy prices in 2005 placed a strain on the budgets of the elderly and low-income customers. Duquesne Light attempted to balance this impact with sound business practices through increased participation in customer assistance programs. This had the effect of a $7.2 million increase in uncollectible accounts expense. In addition, $4.9 million of increased labor costs were incurred in 2005. These increases were partially offset by a $6.5 million decrease in the costs of ancillary services, because the majority of this cost is now being reported in the Duquesne Light supply segment as a result of the POLR III arrangement.

Depreciation and amortization expense increased $4.8 million, or 7.7%, compared to 2004. The increase was primarily due to $3.0 million of amortization expense recognized in 2005 relating to SECA, as discussed in the revenue section above.

Preferred dividends increased $1.4 million, or 21.2%, compared to the prior year due to the $75 million of 6.5% preferred stock issued in April 2004. Dividends on all issues of Duquesne Light’s preferred stock are included in interest and other charges in the Holdings presentation of the electricity delivery business segment.

Duquesne Light Supply Business Segment. As previously discussed, the factors that impacted this segment in 2005 changed significantly compared to 2004. The following table summarizes the earnings from this segment.

	Earnings
	(In Millions)
	2005	2004	Change
Residential and small commercial	$19.0	$13.9	$5.1
Large commercial and industrial	—	4.6	(4.6)
Derivative energy contracts	9.4	—	9.4
Acquisition termination cost	—	(4.8)	4.8

Total Earnings	$28.4	$13.7	$14.7

Under the POLR II arrangement in 2004, the margin on sales to residential and small commercial customers was a fixed dollar amount per MWh supplied, while under the POLR III arrangement in 2005, the margin on these customers is no longer fixed.

The $5.1 million increase in the earnings from the residential and small commercial customers reflects the higher POLR III rates. Under the POLR II arrangement, Duquesne Light earned a margin per MWh on sales to large commercial and industrial customers. However, there is no margin under the POLR III arrangement associated with these customers, which accounts for a $4.6 million decrease in earnings from 2004. In addition, some of the energy contracts entered into by Duquesne Power are derivative instruments, the accounting for which results in certain changes in the fair value of these contracts being recorded currently in earnings. As shown above, there was a $9.4 million increase in earnings in 2005 resulting from certain changes in the fair value of these energy contracts since December 31, 2004. The results for 2004 included the $4.8 million after-tax charge related to the termination of the Sunbury acquisition.

Beginning in 2005, wholesale sales are primarily comprised of sales to DLE by Duquesne Power under its full-requirements energy supply contract. In 2004, these sales primarily consisted of short-term sales to other utilities that were made at market rates, and resulted primarily from excess daily energy deliveries to Duquesne Light’s electricity delivery system.

The following tables set forth the MWh supplied.

	MWh Supplied
	(In Thousands)
		2005
	POLR I	POLR III	Total
Residential and small commercial	—	5,631	5,631
Large commercial and industrial	912	278	1,190

Total Retail	912	5,909	6,821

Wholesale			1,048

POLR Customers (MWh basis):
Residential and small commercial			75%

Large commercial and industrial			19%

	MWh Supplied
	(In Thousands)
		2004
	POLR I	POLR II	Total
Residential and small commercial	—	5,322	5,322
Large commercial and industrial	1,622	2,121	3,743

Total Retail	1,622	7,443	9,065

Wholesale			311

POLR Customers (MWh basis):
Residential and small commercial			74%

Large commercial and industrial			58%

Operating revenues increased $9.3 million, or 2.1%, compared to 2004. The combination of the higher average generation rate charged to residential and small commercial customers under the POLR III arrangement and the addition of the ancillary services revenue that is being reported in this segment in 2005 caused an approximate $51 million increase in operating revenues in 2005 compared to the prior year. This was augmented by an approximate $12 million increase in retail revenue from increased MWh sales due to the warmer summer weather that occurred in 2005 and an increase in the number of customers being served under the POLR III arrangement. In addition, there was an approximate $39 million increase in wholesale sales of electricity in 2005, due primarily to sales to DLE. As shown in the tables above, there has been a significant decrease in the MWh supplied to large commercial and industrial customers as a higher percentage of these customers chose an alternative generation supplier in 2005. This resulted in an approximate $92 million decrease in operating revenues compared to 2004.

In 2005, operating expenses consisted of (i) costs to obtain energy and capacity for Duquesne Light’s POLR service and to supply DLE, (ii) certain changes in the fair value of derivative energy contracts, (iii) administrative expenses at Duquesne Power, and (iv) gross receipts tax. In 2004, operating expenses consisted primarily of costs to obtain energy for our POLR service and gross receipts tax, both of which fluctuated directly with operating revenues. Beginning in the third quarter of 2004, operating expenses also included administrative expenses at Duquesne Power.

Operating expenses decreased $8.0 million, or 2.0%, compared to 2004. The primary reason for the decrease was a $15.2 million decrease in purchased power expense, primarily due to certain increases in the fair value of the derivative energy contracts. Partially offsetting this decrease was a $2.7 million increase in administrative costs, and increased gross receipts taxes.

CTC Business Segment. Collection of the CTC was completed in the third quarter of 2005. Changes in revenue and expenses between 2005 and 2004 reflect the full collection of this regulatory asset in 2005.

Electricity Supply Business Segment. Earnings from this segment include the results for the Duquesne Light supply segment and, beginning January 1, 2005, the results of Holdings’ unregulated retail electric generation supplier, DLE.

In 2005, the revenues relating to the full-requirements contract between Duquesne Power and DLE (which were included in the Duquesne Light supply segment) were eliminated in this segment’s presentation, and instead DLE’s retail sales to its large commercial and industrial customers are presented. As a result, overall earnings and operating revenues and expenses of this segment are substantially unchanged from corresponding amounts discussed in the Duquesne Light supply segment above.

The following tables set forth the retail MWh supplied to the electricity supply business segment customers.

	MWh Supplied
	(In Thousands)
	2005	2004
Duquesne Light	6,821	9,065
DLE	932	—

Total Retail	7,753	9,065

Energy Solutions Business Segment. This segment reported income of $36.2 million in 2005, compared to $22.3 million in 2004, an increase of $13.9 million, or 62.3%. The increase is primarily due to the $19.4 million of after-tax gains on the sale of investments in certain energy facility management projects partially offset by $6.7 million of charges related to another energy facility management project.

Operating revenues for 2005 increased $0.9 million, or 1.4%, compared to 2004. Revenues for the synthetic fuel facilities increased $3.2 million from 2004 due to an approximate 5% increase in production. This increase was partially offset by a cumulative reduction to revenue recognized in 2005 relating to a contract dispute with the counter-party of another energy facility management project.

Operating expenses decreased $7.2 million, or 23.0%, compared to 2004, primarily due to the $13.2 million pre-tax gain on the sale of two energy facilities in the fourth quarter of 2005, partially offset by a $3.9 million impairment charge associated with another energy facility management project and a $3.3 million increase in energy commodity costs related to the energy facility operations.

Other income increased $17.9 million from 2004 primarily as a result of an $18 million pre-tax gain on the sale of our equity investment as previously discussed.

Financial Business Segment. This segment reported income of $10.7 million in 2005, compared to $12.9 million in 2004, a decrease of $2.2 million, or 17.1%, primarily due to a decrease in tax credits resulting from the October 2004 sale of 50% of our investment in a synthetic fuel partnership.

Communications Business Segment. This segment reported income of $2.5 million in 2005, compared to $1.7 million in 2004, an increase of $0.8 million, or 47.1%. The increase is primarily due to increases in revenues from new and existing customers.

All Other. The all other category reported a loss of $19.6 million in 2005, compared to a loss of $24.2 million in 2004, an improvement of $4.6 million, or 19.0%. The improvement is primarily due to a $2.4 million after-tax gain recorded at Holdings resulting from the favorable settlement of an interest rate lock arrangement in 2005 and the reduction of $3.9 million in after-tax administrative costs allocated to Duquesne Light. These improvements were partially offset by a $1.7 million after-tax increase in operating expenses related to an IRS audit.

CRITICAL ACCOUNTING POLICIE S AND ESTIMATES

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

Unbilled Electricity Revenues. Holdings and Duquesne Light record revenues related to the sale of electricity when delivery is made to customers. However, the determination of such sales to individual customers is based on the reading of their meters, which Duquesne Light reads on a systematic basis throughout the month. At the end of each month, Holdings and Duquesne Light estimate the amount of electricity delivered to customers since the date of the last meter reading based on actual daily meter reads or, alternatively, estimated daily use based on rate-specific, statistically estimated, hourly consumption patterns. Unbilled revenues are estimated each month based on the rate class-specific unbilled electricity sales and the corresponding average retail rate.

Impairment of Long-Lived Assets and Investments. We evaluate long-lived assets (including other intangibles) of identifiable business activities and investments for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. For long-lived assets to be held and used, these computations use judgments and assumptions inherent in management’s estimate of undiscounted future cash flows to determine recoverability of the assets. It is possible that a computation under a “held for sale” situation for certain of these long-lived assets could result in a significantly different assessment because of market conditions, specific transaction terms or a buyer’s different viewpoint of future cash flows. For investments, we considered our investee’s cash on-hand, financing abilities, customers, contracts and overall ability to continue as a going concern.

Pension and Other Postretirement Benefit Plan Assumptions. We provide pension benefit plans covering substantially all of our full-time employees. We also provide postretirement benefits for some retired employees. The retiree medical benefits terminate when retirees reach age 65. We account for these benefits in accordance with SFAS No. 87,

30

“Employers’ Accounting for Pensions”, SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and SFAS No. 158, “Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” We record amounts related to our pension and other postretirement benefit plans based on actuarial valuations. Inherent in those valuations are key assumptions including discount rates, expected returns on plan assets, compensation increases, and health care cost trend rates. These actuarial assumptions are reviewed annually and modified as appropriate. Changes in these assumptions could have a significant effect on our non-cash pension income or expense or on our postretirement benefit costs. The effect of changes in these assumptions is generally recorded or amortized over future periods.

We discounted our future pension and other postretirement plan obligations using a rate of 5.80% as of December 31, 2006, compared to 5.70% as of December 31, 2005. The discount rate is determined by (i) considering the timing and amount of projected future benefit payments and (ii) using an outside advisor to produce a yield curve model that represents the yields on high-quality corporate bonds. When applied to our projected future benefit payments, this model determines the weighted-average discount rate. Both the pension and other postretirement plan obligations and related expense increase as the discount rate is reduced.

The assumed rate of return on plan assets in the pension plans is the weighted average of long-term returns forecast for the type of investments held by the plans. As the expected rate of return on plan assets increases, the pension plan expense decreases, however the postretirement plan expense is unaffected as this plan has no assets. For 2005 and 2006, the assumed rate of return on plan assets in the pension plans was 8.0%.

The health care trend assumption reflected in the December 31, 2006, SFAS No. 106 year-end disclosure, which will also be used in the development of fiscal 2007 expense, is 8.75%, decreasing 0.75% per year to an ultimate rate of 5.0% (reached in 2012).

We believe the assumptions used in recording obligations under the plans are reasonable based on our prior experience, market conditions, and the advice of plan actuaries. See Note 13 to the consolidated financial statements for information about these assumptions, actual performance, amortization of investment and other actuarial gains and losses and calculated plan costs for the past three years.

As of December 31, 2006, the fair value of the pension plan assets of $860.3 million represented approximately 101% of the projected benefit obligation of our pension plans.

Our pension cost for 2006 was $7.4 million and our expected pension gain for 2007 is $1.9 million. Our cost or gain for actual pension benefits in future periods will depend upon actual returns on plan assets and the key assumptions we use for future periods.

We were not required to make cash contributions to our pension plans in 2006, nor do we expect to be required to do so in 2007, due to a sufficient credit balance as determined by actuarial valuations. In accordance with current funding rules, this credit balance can be applied against the minimum funding requirements. However, as a result of the distribution rate increase, Duquesne Light has committed to funding $20 million annually to its pension plans, provided that such funding does not exceed the maximum tax-deductible contribution allowed. In 2006 Duquesne Light made aggregate discretionary contributions of $27.5 million to the pension plans.

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

Our overall effective tax rate is significantly reduced by the income tax credits generated from our synthetic fuel and affordable housing investments. During 2006, we estimated the average annual wellhead price per barrel of domestic crude oil based on the actual NYMEX price per barrel of domestic crude oil through December. We also estimated the phase-out range for Section 45K tax credits based on the actual 2005 phase-out range, and an estimated inflation factor. This resulted in an estimated annual phase-out of Section 45K tax credits for 2006 at an estimated 34% level.

Derivative Instruments. In the normal course of business, we have entered into various contracts to mitigate risks associated with fluctuations in market prices of electricity supply and interest rates that are accounted for as derivatives under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. The contracts are in compliance with a Board-approved risk management policy that permits transactions for the prudent management of market related risks, and precludes any speculative transactions. The contracts that are determined to fall within the scope of SFAS No. 133, and that are required to be recorded at fair value, are included as derivative assets and liabilities on the consolidated balance sheets. Changes in fair value, except those related to derivative instruments designated as cash flow hedges, are accounted for using mark-to-market accounting and are included currently in earnings in each reporting period until the contracts are ultimately settled.

Management’s expectations and intentions are key factors in determining the appropriate accounting for a derivative instrument, and as a result, such expectations and intentions are formally documented at inception. Management continues to evaluate these initial expectations and intentions as they relate to the underlying contract on an ongoing basis. Cash flow hedge accounting treatment may be used for contracts used to buy or sell a commodity at a fixed price for future delivery corresponding with anticipated physical sales or purchases or to lock in current interest rates on existing or planned debt issuances. Fair value hedge accounting may be used to hedge the risk that the fair value of specific assets and liabilities or specific firm commitments may change between inception and anticipated delivery date. To the extent that the hedge is fully effective in offsetting the transaction being hedged, there is no impact on earnings prior to settlement of the hedge. In addition, we apply the normal purchases and sales exemption, provided by SFAS No. 133, to certain contracts. The normal purchases and sales exemption provides that no recognition of the contract’s fair value in the consolidated financial statements is required until the settlement of the contract.

The fair values of contracts are estimated through the use of valuation models using quoted market prices, when available. We reduced the fair values by valuation adjustments for such items as discounting, liquidity and credit quality. Such estimates require significant judgment as to assumptions and valuation methodologies deemed appropriate by management. Actual future results may vary from those assumptions utilized in the valuation models. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding the fair value of derivative instruments.

Contingent Liabilities. We establish reserves for estimated loss contingencies when it is management’s assessment that a loss is probable and the amount can be reasonably estimated. Reserves for contingent liabilities are based upon management’s assumptions and estimates, advice of legal counsel, or other third parties regarding the probable outcomes of the matter. Should additional information become known, or circumstances change with respect to the likelihood or amount of loss indicating that the ultimate outcome will differ from the estimates, revisions to the estimated reserves for contingent liabilities would be recognized in income in that period. Such contingent liabilities include, but are not limited to, income tax matters (see Note 10), and other commitments and contingencies (see Note 14).

LIQUIDITY AND CAPITAL RESO URCES

Our cash and cash equivalents decreased $14.4 million, or 18.2%, from $79.2 million at December 31, 2005 to $64.8 million at December 31, 2006. Duquesne Light had cash and cash equivalents of $8.0 million at December 31, 2006, a $68.1 million, or 89.5%, decrease from the December 31, 2005 cash balance of $76.1 million. Until the fourth quarter of 2005, Duquesne Light invested in the DQE Capital cash pool.

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

Cash Flows from Operating Activity. Cash flows from operating activities at Holdings were $11.7 million in 2006, compared to $119.7 million in 2005.

The $52.8 million paid to the IRS in the second quarter of 2006 related to the 1998-2002 audit cycle and the $59.1 million paid to Pennsylvania to settle the treatment of taxable income related to an out-of-state subsidiary reduced cash from operations in 2006. Cash flows from operating activities at Duquesne Light were $72.1 million in 2006, compared to $81.9 million in 2005. Contributions by Duquesne Light of $24.4 million and $32.1 million to its pension plans as well as the payment to Pennsylvania mentioned above reduced cash from operations in 2006 and 2005.

Cash Flows from Investing Activity. In 2006, 2005 and 2004, Duquesne Light’s capital expenditures were $222.8 million (with $0.5 million of this amount reflected as a non-cash increase in accounts payable), $153.9 million (with $21.7 million of this amount reflected as a non-cash increase in accounts payable) and $83.5 million for electric utility construction. In addition, Holdings’ incremental capital expenditures were $5.2 million, $3.3 million and $2.0 million in 2006, 2005 and 2004 relating to our other business lines and other investments.

In the third quarter of 2006, Holdings also purchased interests in two coal-fired power plants for an aggregate purchase price of approximately $177 million.

During 2006 we received $13.9 million of proceeds from the dispositions of investments/assets, primarily a leverage lease investment and an energy facility management project. We also received $60 million of cash proceeds and a demand note from the sale of our landfill gas business. Payment on the demand note was received January 2, 2007.

Cash Flows from Financing Activity. Holdings paid cash dividends on common and preferred stock of $70.3 million, $67.1 million and $66.0 million in 2006, 2005 and 2004. These amounts are net of the cash received back from our shareholders who participate in our dividend reinvestment plan.

In the third quarter of 2006, Holdings issued 8.8 million shares of common stock and received net proceeds of $140.9 million. In addition Holdings borrowed $200 million under the new term loan facility discussed below.

Duquesne Light paid cash dividends on common and preferred stock of $8.3 million, $28.4 million and $76.9 million in 2006, 2005 and 2004. During 2005, Duquesne Light embarked on a significant capital expenditure program, and began retaining more of its earnings than in prior years. Also during 2006, Holdings made a $27.6 million equity investment in Duquesne Light Company as a result of an agreement with the PUC.

Liquidity

We believe that cash on hand, access to the capital markets, and bank borrowing capacity continue to provide sufficient resources to fund our ongoing operating requirements, capital expenditures, general corporate needs and to post collateral in support of Duquesne Power’s energy commodity contracts.

Beginning in 2007, Duquesne Light’s transmission and distribution rate increases will increase cash flow, thereby reducing Duquesne Light’s external funding requirements. For the period 2007 through 2008, Duquesne Light’s capital expenditures are expected to be approximately $275 to $300 million for electric utility construction related to transmission and distribution infrastructure. During the same period, Holdings expects to spend approximately $20 million, primarily related to capital expenditures at the Keystone and Conemaugh power plants.

On December 29, 2006, DQE Financial sold its landfill gas business for approximately $102 million. During 2007, we used these proceeds to (i) repay $30 million of revolver borrowings, (ii) pay Duquesne Light $22.5 million in connection with our inter-company tax sharing arrangement, and (iii) replenish cash.

On January 3, 2007, Duquesne Light sold $44.2 million of pollution control revenue refunding bonds (PCRBs) and used the net proceeds to repay a like amount of revolver borrowings that had been incurred to fund capital expenditures and the Pennsylvania tax settlement payment. Duquesne Light has $275 million of PCRBs remaining that it can sell to fund future capital expenditures, security refinancings and general corporate requirements.

DQE Financial is currently exploring the possible unwind of some or all of its structured lease investments that may result in a material net loss, but will provide an additional source of liquidity if implemented.

Available cash at all subsidiaries, including Duquesne Light, has historically been deposited in the DQE Capital cash pool. Duquesne Light’s investments in or withdrawals from this cash pool have been reflected as cash flows from investing activities on its consolidated statements of cash flows. Duquesne Light began investing its cash outside of the cash pool during the fourth quarter of 2005.

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

Under our Revolvers, we are subject to financial covenants requiring each of Holdings and Duquesne Light to maintain a debt-to-capitalization ratio of not more than 65%, as defined in the facilities. In addition, Holdings is required to maintain a minimum interest coverage ratio of 2-to-1, as defined in the facilities. As of December 31, 2006, we were in compliance with the applicable covenants.

As of December 31, 2006, our total borrowing capacity under our Revolvers and the use of this borrowing capacity were as follows:

	(Millions of Dollars)
	Committed Capacity	Borrowed	LOCs Issued	Available Capacity
Holdings	$250.0	$30.0	$0.6	$219.4
Duquesne Light	150.0	63.0	8.2	78.8

Total	$400.0	$93.0	$8.8	$298.2

During 2006, the maximum amount of Revolver borrowings outstanding at Holdings was $160 million, the average daily borrowings were $70.6 million and the weighted average daily interest rate was 5.8%. In April and May 2006, Holdings moved letters of credit (LOCs), previously outstanding under the Holdings revolver, to new LOC facilities, thereby increasing the available capacity under the revolver by a like amount. As of December 31, 2006, Holdings had $72.8 million of outstanding LOCs (including $12.7 million at Duquesne Light) unrelated to the credit facilities.

During 2006, Duquesne Light’s maximum amount of Revolver borrowings outstanding was $63 million, the average daily borrowings were $9.3 million and the weighted average daily interest rate was 5.9%. As of December 31, 2006, Duquesne Light had $12.7 million of outstanding LOCs unrelated to its Revolver.

As of January 31, 2007, our total borrowing capacity under our Revolvers and the use of this borrowing capacity were as follows:

	(Millions of Dollars)
	Committed Capacity	Borrowed	LOCs Issued	Available Capacity
Holdings	$250.0	$—	$0.6	$249.4
Duquesne Light	150.0	—	$8.2	141.8

Total	$400.0	$—	$8.8	$391.2

In addition, as of January 31, 2007, Holdings had $72.8 million of outstanding LOCs (including $12.7 million at Duquesne Light) unrelated to the credit facilities.

Bank Term Loan Facilities. The Macquarie Consortium has obtained bank commitments (acquisition debt) in order to provide a source of funds to consummate the pending merger. On September 1, 2006, Holdings entered into a $200 million variable interest rate unsecured term loan facility with the same lenders to purchase certain minority interests and fund transaction costs related to the Keystone and Conemaugh power plants and for general corporate purposes. The final maturity date is September 1, 2011. (See Note 4.) However, in the event the merger is not consummated or in the event the merger is consummated but not with the proceeds of the acquisition debt, Holdings must prepay the term loan facility on the one-year anniversary of the date that is earliest to occur of (i) January 5, 2008, (ii) the date of termination of the merger agreement, and (iii) the date of consummation of the merger other than with the proceeds of acquisition debt.

The term loan facility may be prepaid and/or cancelled in whole or in part, but any amount prepaid under the facility may not be reborrowed. The outstanding balance under the facility will be charged an interest rate of LIBOR plus a margin of 0.625% to 1.75%, based on our then-current senior unsecured credit rating. Prior to the merger consummation date, the facility is subject to the same terms and conditions as Holdings’ current $250 million Revolver (see above). From and after the merger consummation date, the terms and conditions of the facility will automatically change to match those in the acquisition debt.

Equity Offering. On August 11, 2006, Holdings sold an aggregate of 8.8 million shares of common stock (no par value) for total consideration of $141.4 million. The issuance of the common stock to members of the Macquarie Consortium was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof for transactions not involving a public offering. Holdings used the net proceeds to repay $133 million of Revolver borrowings and to fund approximately $8 million of general corporate requirements.

Current Maturities of Long-Term Debt. None of Duquesne Light’s long-term debt is scheduled to mature before 2008. Holdings’ current maturities represent scheduled principal payments on other long-term debt.

Ratings Triggers. Holdings and its subsidiaries do not have material liquidity exposures caused by a ratings downgrade below “investment grade” that would accelerate the due dates of borrowings or cause collateral to be posted under Duquesne Power’s power purchase agreements.

OFF-BALANCE S HEET ARRANGEMENTS

Except for the guarantees and fuel supply commitments discussed in Note 14 and the letters of credit discussed in Liquidity, neither Holdings nor Duquesne Light has any material off-balance sheet arrangements. Holdings and Duquesne Light enter into power commodity contracts only to meet supply requirements or hedge commodity price risk. As a wholly owned subsidiary of Holdings, Duquesne Light is involved in various transactions with affiliates. (See Notes 1 and 19.)

Contractual Obligations and Commitments

As of December 31, 2006, we have certain contractual obligations and commitments that extend into and beyond 2007, the amounts of which are set forth in the following table:

Payments Due By Period

	(Millions of Dollars)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short-Term Borrowings
Duquesne Light	$18.8	$18.8	$—	$—	$—
Holdings	30.0	30.0	—	—	—
Long-Term Debt – Principal
Duquesne Light	682.1	—	40.0	47.9	594.2
Holdings and Other Affiliates (a) (b)	521.3	0.2	0.6	200.5	320.0
Long-Term Debt—Interest
Duquesne Light	397.2	40.2	75.6	74.6	206.8
Holdings and Other Affiliates (b)	362.4	30.8	61.7	57.5	212.4
Energy Commodity Contracts—Holdings	784.5	490.5	222.7	71.3	—
Fuel Contracts—Holdings	36.7	13.4	19.2	3.0	1.1
Operating Leases
Duquesne Light	19.2	4.1	8.0	7.1	—
Other Affiliates	2.6	0.5	1.0	1.0	0.1
Legacy Liability Obligations – Duquesne Light	37.5	1.4	2.5	1.6	32.0
Other Purchase Obligations (c)
Duquesne Light	7.8	7.8	—	—	—
Holdings	6.2	2.0	3.9	0.3	—

Total	$2,906.3	$639.7	$435.2	$464.8	$1,366.6

(a)	Includes current maturities.
(b)	Does not include merger related indebtedness that will be incurred when merger is consummated; nor does it reflect the acceleration in maturity or the higher interest costs associated with Holdings’ $200 million term loan in the event the merger is terminated.
(c)	Includes other purchase obligations relating to other capital and operating expenditures.

POST-MERGER

The table above does not reflect contractual obligations and commitments we would have should the merger with the Macquarie Consortium be completed, such as payments to be made in connection with a change in control, payments related to conversion of the common stock in the merger, and transaction-related expenses.

From and after the merger closing date, Holdings will maintain a $200 million revolving credit facility and Duquesne Light, subject to PUC approval, will maintain a $75 million revolving credit facility (both referred to as Facilities). Both Facilities have been sized taking into consideration each borrower’s projected liquidity requirements and will expire five years from the merger closing date. Amounts outstanding under both Facilities will bear interest rates of LIBOR plus a margin of 0.625% to 1.75% depending upon the credit ratings in effect from time to time or, at each borrowers’ discretion, an alternate base rate plus a margin of 0% to 0.75%. Undrawn amounts under both Facilities will be subject to commitment fees and will be fully available for the issuance of letters of credit.

Both Facilities will be required to maintain certain financial ratios including (i) group funds from operations (FFO) less non-discretionary capital expenditures/total interest, and (ii) FFO less borrower net interest/total indebtedness; however, this leverage restriction does not apply if the borrower maintains investment grade senior unsecured debt ratings from both Moody’s and S&P. In addition, Holdings’ Facility will be subject to a third financial ratio that is defined as cash available for borrower debt service/borrower net interest. Both Facilities are subject to certain other restrictions including a cross-default if the borrower or any of its subsidiaries defaults on any payment due under any indebtedness exceeding $25 million as well as limitations on incremental indebtedness, capital and operating leases, permitted acquisitions, unregulated capital expenditures, liens securing indebtedness, stand-alone letters of credit, and indebtedness from deferred purchases. Additionally, Holdings’ Facility will be subject to a cash “lock-up” agreement if Holdings fails to meet certain cash flow tests. Cash flow generated during lock-up events will be held in a secured collateral account, subject to release in specified circumstances as necessary for required operation and maintenance, legally mandated capital expenditures, and taxes.

As discussed above, the Macquarie Consortium plans to use a combination of equity and debt in connection with the pending merger. Holdings will assume approximately $770 million of the acquisition debt upon consummation of the merger.

See Risk Factors for additional details regarding post-merger issues.

RATE MATT ERS

As a regulated utility, Duquesne Light may only change its distribution rates or transmission rates by applying, through the rate case process, to the PUC or the FERC for approval. The goal of a rate case is to establish customer rates such that the utility (i) recovers its costs of providing the service, (ii) recovers its costs of investing in the transmission and/or distribution infrastructure, and (iii) earns a reasonable and fair return on that investment. During a rate case, the utility must prove that its proposed rate increase is needed by showing its costs during a given test year. The utility’s costs and expenditures are reviewed and challenged during this process. A rate case also considers a utility’s rate of return on its investment, as well as its costs of financing, in order to derive its annual revenue requirement. The rates ultimately set are intended to give the utility a reasonable chance to achieve its revenue requirement.

Since customer choice was instituted in Pennsylvania in 1996, rate caps have prevented recovery of any new investment in transmission and distribution. Our transmission and distribution rate freeze expired at the end of 2003. Prior to 2006, the last Duquesne Light rate case involving transmission and distribution costs dated back to 1987.

Distribution Rate Case

On April 7, 2006, Duquesne Light filed a distribution rate case with the PUC to recover the increased costs of service and to receive a fair return on its investment. This was the first requested distribution base rate increase since 1987. On September 14, 2006, Duquesne Light entered into, and filed with the PUC, a Joint Petition of Settlement among all parties resolving all issues in the distribution rate case. The settlement provides for a distribution rate increase of $117 million in annual operating revenues, and an automatic pass-through for charges that Duquesne Light will pay for transmission services it purchases under tariffs regulated by the FERC. On October 11, 2006, the administrative law judge presiding over the rate case recommended approval of the settlement agreement. The PUC approved the settlement on November 30, 2006. The new distribution rates went into effect as of January 6, 2007.

Transmission Rate Cases

On September 29, 2006, Duquesne Light filed a transmission rate case with the FERC requesting a rate increase of approximately $27 million related to transmission services that Duquesne Light and others purchase under tariffs regulated by the FERC. On February 6, 2007, Duquesne Light received an initial order granting the requested increase, subject to refund, retroactively effective December 1, 2006. The FERC is expected to issue a final order on the ultimate rate increase in the latter half of 2007. The transmission rate case includes a provision for true-ups of expenses, revenues and inclusion of new capital additions. Under the formula, updated rates are expected to be effective for transmission rates every June 1 beginning in 2007. We cannot predict the outcome of the FERC proceedings.

POLR IV

In January 2007, Duquesne Light filed a petition with the PUC requesting approval of a plan that will supply a secure source of electricity for residential and small commercial customers from 2008 through 2010 (POLR IV). The proposed plan, which is intended to provide a bridge to the time when generation rate caps will expire for most other major electricity distribution companies in the state, seeks approval of the following elements:

•	fixed-price generation service for residential customers through 2010;

•

fixed-price generation service for small commercial and industrial (C&I) customers over the same period that will be adjusted annually, in 2009 and 2010, to reflect changes, up or down, in market prices; and

•	continuation of hourly pricing as the default service for large commercial and industrial customers.

The filing seeks approval of the petition by July 1, 2007, which will allow Duquesne Light time to communicate with customers and its supplier. We cannot predict the timing or outcome of the PUC’s review and approval process.

In February 2007, the PUC issued an advanced notice of proposed rulemaking that, if made final, would impact the procedures that electric distribution companies such as Duquesne Light must follow in securing generation suppliers for POLR customers. As currently written, the proposal would require Duquesne Light to select a supplier through an auction or request for proposal process, impacting the POLR IV plan to use Duquesne Power as the supplier. Although the PUC has indicated it expects to finalize these rules in mid-2007, we cannot predict the timing or outcome of its process.

Seams Elimination Charge Adjustment

See Item 1A. Risk Factors, “Our financial obligations under the Seams Elimination Charge Adjustment remain uncertain.”

RECENT DEVELOPM ENTS

DES agreed to price concessions for 2007 with the owners of the synthetic fuel facilities from which we earn fees from the operation and maintenance of the facilities. The agreement provides that DES will be paid a fixed fee per month, as well as an operating fee per ton of synthetic fuel produced, however this operating fee is less than in previous years. These price concessions were designed to provide a mechanism to equalize the benefits achieved by the parties in the event of a phase out of Section 45K tax credits in 2007, which would negatively impact the owner of the synthetic fuel facilities.

The price concessions include a true-up provision that could reduce the ultimate price concessions granted to the facility owners. The true-up provisions are based in part on the actual 2007 Section 45K credit information to be published by the IRS in April 2008.

In January 2007, Holdings entered into a series of hedges in the crude oil commodity market designed to protect approximately 50% of the price concessions given to the owner of the synthetic fuel facilities, assuming normal levels of operations. Crude oil is the underlying commodity that drives the economics and availability of the Section 45K tax credits for the owner.

On January 10, 2007, 128,200 shares of Holdings stock were issued to officers as part of a performance award. The right to these shares is subject to the achievement of specified performance goals related to cumulative earnings before interest, taxes, depreciation, and amortization (EBITDA). At the end of the performance period, which ends on December 31, 2008, shares may vest within a range of 0% to 150%. If a change in control occurs, we will grant cash representing the fair market value of the stock certificates that would otherwise be due under the performance award, representing a cumulative EBITDA reward equal to the greater of 100% of the performance award or the actual performance award based upon EBITDA as the date of change in control.

In the first quarter of 2007, Holdings initiated plans to reorganize its managerial workforce. This reorganization will streamline spans of control within the organization. Holdings plans to implement this reorganization during 2007.

On February 9, 2007, Duquesne Light entered into a Joint Petition of Settlement among all parties resolving all issues in the merger agreement application before the PUC. The settlement provides for, among other things:

•	rate benefits and protections to customers, including an agreement by Duquesne Light not to seek a distribution rate increase that would be effective prior to January 1, 2010;

•	corporate governance requirements;

•	commitments to the community, including an agreement to maintain the headquarters in Pittsburgh; and

•	service and reliability protections.

The settlement has been submitted to the administrative law judge presiding over the merger application. Final effectiveness of the settlement is subject to (i) the administrative law judge’s review and recommendation and (ii) PUC review and approval. Both the administrative law judge and the PUC can accept, revise or reject the settlement, with the final determination being at the PUC’s discretion. Although we cannot predict the ultimate timing or outcome of these proceedings, we anticipate a timeline that will allow for a PUC decision during the second quarter of 2007.

FORWARD-LOOKING STATEMENTS

The preceding sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain forward-looking statements, the results of which may materially differ from those implied due to known and unknown risks and uncertainties, some of which are discussed below.

•	Cash flow, earnings, earnings growth, capitalization, capital expenditures and dividends will depend on the performance of Holdings’ subsidiaries, and board policy.

•	Demand for and pricing of electricity, changing market conditions, and weather conditions could affect earnings levels.

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

•	Regional transmission organization rules and FERC-mandated transmission charges could affect earnings.

•	Changes in electric energy prices could affect earnings as the fair value of our energy commodity contracts fluctuates.

•	The amount and timing of any debt reduction or refinancing will depend on the availability of cash flows and appropriate replacement or refinancing vehicles.

•	The amount and timing of any securities issuance (debt or equity) will depend on financial market performance and the need for funds.

•	Changes in Keystone and/or Conemaugh power plant operations could affect Duquesne Generations’ earnings.

•	Earnings and cash flows may be affected by the ultimate timing of the merger closing, which in turn depends on the receipt of PUC approval.

•	The credit ratings received from the rating agencies could affect the cost of borrowing, access to capital markets and liquidity.

•	Changes in synthetic fuel plant operations could affect Duquesne Energy Solutions’ earnings.

•

Earnings with respect to synthetic fuel operations and affordable housing investments will depend, in part, on the continued availability of, and compliance with the requirements for, applicable federal tax credits. The availability of synthetic fuel tax credits depends in part on the average well-head price per barrel of domestic crude oil.

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

Both Holdings and Duquesne Light have potential market risk exposures to interest rate risk and credit/default risk. Holdings also faces the risks related to commodity prices and the potential of Section 45K tax credit phase-out. Holdings and Duquesne Light have risk management procedures to monitor and assist in controlling these market risks and may use derivative and other instruments to manage some of these exposures.

Interest Rate Risk.

We manage our interest rate risk by balancing our exposure between fixed and variable rates and exploring opportunities to lock in favorable interest rates on anticipated debt offerings, while attempting to minimize our interest costs.

Currently, Holdings has $200 million of variable interest rate debt outstanding, which represents approximately 17% of its long-term debt. Holdings’ variable rate debt is an unsecured term loan facility entered into on September 1, 2006 with an average variable interest rate of 6.1% for the four months ended December 31, 2006. Duquesne Light does not have any variable interest rate long-term debt outstanding.

As of December 31, 2005 neither Holdings nor Duquesne Light had any variable interest rate debt outstanding.

We manage our interest rate risk by retiring and issuing debt from time to time and by maintaining a range of maturity dates. A 10% reduction in interest rates would have increased the market value of fixed-rate debt by approximately $43 million for Holdings and $25 million for Duquesne Light as of December 31, 2006 and $47 million for Holdings and $28 million for Duquesne Light as of December 31, 2005. Such changes would not have had a significant near-term effect on our future earnings or cash flows.

Commodity Price Risk.

We are exposed to commodity price risk arising from market price fluctuations in electricity supply. We manage these risks by entering into various fixed price contracts as part of our overall board approved risk management strategy.

Electricity Supply. We mitigate this risk by entering into energy commodity contracts, principally through Duquesne Power, for anticipated electricity supply obligations within a range of probabilities based on historical customer retention rates, switching trends and growth at DLE along with projected forward energy prices.

As of December 31, 2006, Duquesne Power had secured a substantial portion of the combined expected load obligation for its full-requirements contract with Duquesne Light through December 31, 2007.

Beginning in December 2006, Duquesne Power began to secure supply for the years 2008 to 2010. Under the board-approved, risk management policy, Duquesne Power entered into several forward, fixed-price contracts. This process continues into the first quarter of 2007. Duquesne Power does not have assurance that it will be the approved supplier to Duquesne Light for its POLR service. However, both Duquesne Light and Duquesne Power are seeking PUC approval for an extension of the current full requirements agreement, which is presently set to expire on December 31, 2007.

If Duquesne Power does not enter into contracts for the remaining portion of its anticipated obligations through 2007, it will acquire the necessary supply through spot market purchases, and will therefore be exposed to market risk. Assuming Duquesne Power were to make such spot market purchases, we performed a sensitivity analysis using a hypothetical 10% change in the projected forward market prices of electricity supply in our valuation model. The analysis indicated that such market movements would change the projected cost of acquiring electricity supply by approximately $2.0 million as of December 31, 2006 and approximately $13 million as of December 31, 2005. The projected forward market prices used in our valuation model are derived from broker quotes for the applicable delivery points for both on-peak and off-peak power. Our valuation model seasonalizes annual or quarterly prices based on historical trends. Actual costs in the future may differ significantly from our analysis, however, based on changes in the timing and amount of commodity price fluctuations and our actual exposures.

If Duquesne Power is not approved as the POLR provider to Duquesne Light Company, Duquesne Power may have contracts for the purchase of power without a contractual commitment to sell. At that point, Duquesne Power would have several options, including settling the agreements with the various suppliers, selling the power to another counterparty, including DLE, and selling the power into the PJM spot market. At this time, it is not possible to quantify the potential impacts of these alternatives.

The fair value of the sale contracts and certain purchase contracts that are classified as derivative instruments, is recorded as derivative assets or liabilities in the consolidated financial statements.

The derivative energy contracts are exposed to commodity price risk based on price changes in the forward energy market. Therefore, as the forward market prices change, so will the fair value of these contracts. A hypothetical 10% change in the projected forward market prices of electricity supply would increase or decrease the fair value of our derivative energy contracts by approximately $37 million (attributed to mark-to-market contracts) as of December 31, 2006, and approximately $13 million (including $2 million related to our mark-to-market energy contracts) as of December 31, 2005. The amounts related to our mark-to-market energy contracts would also result in an increase or decrease to purchased power expense.

As a result of fixed POLR prices for our residential and small commercial customers through December 31, 2007, and customers being able to initiate switches to and from POLR service, we have an additional risk of loss. Specifically, customers could opt for POLR service in a period of high energy prices or leave POLR service for an alternative generation supplier in a period of low energy prices. Significant changes in customer switching behavior could cause Duquesne Power’s energy supply portfolio to be disproportionate to its obligations to Duquesne Light and DLE. Accordingly, Duquesne Power could be required to purchase or sell power in periods of high or low prices which could result in a loss.

Credit/Default Risk.

Our credit risk is the exposure to the possibility of economic loss that would occur as a result of nonperformance by counter-parties of their contractual obligations.

Duquesne Power has entered into fixed-price energy contracts and unforced capacity credit agreements. As of December 31, 2006 all of the suppliers are investment grade.

As of December 31, 2006, Duquesne Power has contracted to purchase from one supplier approximately 55% of the notional values of the energy commodity contracts for the period January 1, 2007, through December 31, 2010. No other supplier represents as much as 20% for the period.

Duquesne Power’s energy commodity contracts contain certain provisions designed to mitigate potential losses by requiring collateral to be posted by either party depending on changes in energy or capacity prices. As of January 31, 2007, no collateral was required to be posted under these contracts.

Duquesne Light purchases energy and capacity under a full-requirements contract with Duquesne Power, for sale to its large commercial and industrial customers receiving fixed-price POLR III service through May 31, 2007. Duquesne Light’s contract only requires collateral to be posted by the counter-party. As of January 31, 2007, no collateral was required to be posted under these contracts.

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

Other than large commercial and industrial POLR III customers on hourly-priced service, Duquesne Light is obligated to serve its POLR III customers at fixed rates. Duquesne Power is also contractually obligated to serve Duquesne Light at fixed rates. As part of the full-requirements contract between Duquesne Light and Duquesne Power, Duquesne Light is the beneficiary of a $17 million cash deposit.

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

Tax Credit Phase-Out.

Section 45K tax credits are subject to a phase-out provision that reduces tax credits as the average annual wellhead price per barrel of domestic crude oil increases into an inflation-adjusted phase-out range.

The 2006 phase-out range will be calculated using inflation rates published in 2007 by the IRS. Due to the high level of domestic crude oil prices during 2006, we believe there is a high probability of a phase-out during 2006 and have decreased the amount of tax credits recognized during 2006 on the consolidated income statement by approximately 34%.

If 2007 domestic crude oil prices mimic the high level of 2006, the estimated annual tax credits to be generated from DQE Financial’s investment in a synthetic fuel partnership may be substantially reduced or eliminated. However, due to significant levels of tax credit carry-forwards existing at Holdings, the potential phase-out of tax credits in 2007 would not adversely impact our cash flow in that year. (See Recent Developments.)

Item 8.	Consolidated Financial Statements and Supplementary Data.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Duquesne Light Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Duquesne Light Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, common shareholders’ equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Duquesne Light Holdings, Inc. and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 13 to the Consolidated Financial Statements, the Company adopted SFAS 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans,” effective December 31, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania

February 28, 2007

To the Board of Directors and Shareholder of Duquesne Light Company:

We have audited the accompanying consolidated balance sheets of Duquesne Light Company and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, common shareholder’s equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Duquesne Light Company and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 13 to the Consolidated Financial Statements, the Company adopted SFAS 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans,” effective December 31, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
February 28, 2007

Duquesne Light Holdings, Inc.

Consolidated Statements of Income

	(All Amounts in Millions, Except Per Share Amounts) Year Ended December 31,
	2006	2005	2004
Operating Revenues:
Retail sales of electricity	$805.0	$772.6	$761.8
Other	97.2	99.3	100.7

Total Operating Revenues	902.2	871.9	862.5

Operating Expenses:
Fuel and purchased power	435.9	366.8	382.0
Other operating and maintenance	213.6	211.0	194.7
Acquisition termination cost (Note 4)	—	—	8.3
Depreciation and amortization	80.7	75.8	75.4
Taxes other than income taxes (Note 10)	67.3	53.5	48.1
Other (Notes 2 and 4)	5.4	(9.3)	—

Total Operating Expenses	802.9	697.8	708.5

Operating Income	99.3	174.1	154.0
Investment and Other Income	1.0	29.5	5.7
Interest and Other Charges	(76.7)	(62.5)	(62.9)

Income from Continuing Operations Before Income Taxes and Limited Partners’ Interest	23.6	141.1	96.8
Income Tax Expense (Note 10)	(23.4)	(57.0)	(30.9)
Benefit from Limited Partners’ Interest	8.5	10.1	7.4

Income from Continuing Operations	8.7	94.2	73.3
Income from Discontinued Operations – Net (Note 18)	46.0	20.0	13.7

Net Income	$54.7	$114.2	$87.0

Average Number of Common Shares Outstanding	82.0	77.7	76.4

Basic Earnings Per Share of Common Stock:
Earnings from Continuing Operations	$0.11	$1.21	$0.96
Earnings from Discontinued Operations	0.56	0.26	0.18

Basic Earnings Per Share of Common Stock	$0.67	$1.47	$1.14

Diluted Earnings Per Share of Common Stock:
Earnings from Continuing Operations	$0.11	$1.21	$0.96
Earnings from Discontinued Operations	0.56	0.26	0.18

Diluted Earnings Per Share of Common Stock	$0.67	$1.47	$1.14

Dividends Declared Per Share of Common Stock	$1.00	$1.00	$1.00

See notes to consolidated financial statements.

Duquesne Light Holdings, Inc.

Consolidated Balance Sheets

	(Millions of Dollars) As of December 31,
Assets	2006	2005
Current Assets:
Cash and cash equivalents	$64.8	$79.2

Receivables:
Electric customers	69.6	76.2
Unbilled electric customers	34.9	32.1
Other	31.7	19.0
Less: Allowance for uncollectible accounts	(17.2)	(21.1)

Total Receivables – Net	119.0	106.2

Materials and supplies (at average cost)	20.7	18.1
Demand note	41.8	—
Derivative instruments	11.8	41.1
Deferred income taxes - net	35.5	28.9
Other	17.8	7.9
Discontinued operations	0.2	12.5

Total Current Assets	311.6	293.9

Long-Term Investments:
Leases	511.5	505.8
Affordable housing	26.0	31.5
Other	5.1	2.7

Total Long-Term Investments	542.6	540.0

Property, Plant and Equipment:
Electric plant in service	2,500.2	2,176.7
Construction work in progress – electric	89.3	59.1
Fiber optic network	37.2	32.9
Other energy facilities	8.6	8.5
Other	6.8	6.8

Gross property plant and equipment	2,642.1	2,284.0
Less: Accumulated depreciation and amortization	(788.3)	(757.4)

Property, Plant and Equipment – Net	1,853.8	1,526.6

Other Non-Current Assets:
Regulatory assets	340.0	300.0
Prepaid pension cost	67.7	31.2
Intangible assets	11.5	42.7
Other	20.2	50.3
Discontinued operations	—	35.9

Total Other Non-Current Assets	439.4	460.1

Total Assets	$3,147.4	$2,820.6

See notes to consolidated financial statements.

Duquesne Light Holdings, Inc.

Consolidated Balance Sheets

	(Millions of Dollars) As of December 31,
	2006	2005
Liabilities and Capitalization

Current Liabilities:
Short-term debt and current debt maturities	$49.0	$40.3
Accounts payable	106.8	88.6
Accrued taxes	7.9	64.6
Accrued compensation	23.2	19.6
Derivative instruments	25.1	12.4
Common stock dividends	22.3	20.0
Pension liability	—	20.0
Accrued interest	17.5	16.3
Other	21.8	16.8
Discontinued operations	3.0	19.9

Total Current Liabilities	276.6	318.5

Non-Current Liabilities:
Deferred income taxes – net	481.2	451.4
Pension liability	61.2	92.8
Other postretirement benefits	58.2	40.7
Legacy liabilities	37.5	29.8
Regulatory liability	29.2	—
Other	39.8	86.6
Discontinued operations	—	5.2

Total Non-Current Liabilities	707.1	706.5

Limited partners’ interest	29.3	35.4

Commitments and contingencies (Note 14)

Capitalization:
Long-term debt	1,202.0	957.8

Preferred and Preference Stock: (aggregate involuntary liquidation value of $147.4 and $148.8):
Preferred stock of subsidiaries	135.6	135.6
Preference stock of subsidiaries	11.9	13.3

Total preferred and preference stock before deferred employee stock ownership plan (ESOP) benefit	147.5	148.9

Deferred ESOP benefit	(0.1)	(2.4)

Total Preferred and Preference Stock	147.4	146.5

Common Shareholders’ Equity:
Common stock – no par value (authorized – 187,500,000 shares; issued – 135,765,386 shares and 126,929,154 shares)	1,336.3	1,200.5
Retained earnings	571.8	600.0
Treasury stock (at cost) (48,128,407 and 48,935,435 shares)	(1,114.1)	(1,132.5)
Unearned compensation (Note 12)	—	(1.8)
Accumulated other comprehensive loss	(9.0)	(10.3)

Total Common Shareholders’ Equity	785.0	655.9

Total Capitalization	2,134.4	1,760.2

Total Liabilities and Capitalization	$3,147.4	$2,820.6

See notes to consolidated financial statements.

Duquesne Light Holdings, Inc.

Consolidated Statements of Cash Flows

	(Millions of Dollars) Year Ended December 31,
	2006	2005	2004
Cash Flows From Operating Activities:
Net income	$54.7	$114.2	$87.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80.7	75.8	75.4
Bad debt expense	15.9	19.3	12.0
Derivative instruments	33.3	(8.8)	—
Acquisition termination cost	—	—	8.3
Capital lease and investment amortization	3.9	4.2	4.9
Investment income	(5.7)	(6.2)	(7.1)
Gain on disposition of investments/assets	(11.2)	(33.5)	(2.1)
Deferred taxes	19.9	17.4	9.2
Pension contribution	(24.4)	(32.1)	—
Other	(11.3)	(8.2)	(1.6)
Changes in working capital other than cash (Note 20)	(83.1)	(19.0)	(8.5)
Discontinued operations	(61.0)	(3.4)	0.8

Net Cash Provided from Operating Activities	11.7	119.7	178.3

Cash Flows From Investing Activities:
Proceeds from disposition of investments/assets	13.9	48.0	10.4
Long-term investments	—	(1.1)	—
Power plant acquisitions	(177.7)	—	—
Capital expenditures	(227.5)	(135.5)	(85.5)
Other	(4.9)	(0.1)	(5.4)
Discontinued operations	43.0	12.8	(19.1)

Net Cash Used in Investing Activities	(353.2)	(75.9)	(99.6)

Cash Flows From Financing Activities:
Issuance of long-term debt obligations (Note 9)	200.0	320.0	200.0
Reductions of long-term debt obligations	—	(320.1)	(250.0)
Issuance of common stock	140.9	—	—
Issuance of preferred stock	—	—	73.1
Revolving credit facility borrowings, net	53.0	40.0	—
Dividends on common and preferred stock (Note 17)	(70.3)	(67.1)	(66.0)
Repurchase of common and preferred stock	—	—	(0.9)
Other	3.5	(0.1)	7.2
Discontinued operations	—	—	(13.2)

Net Cash Provided from (Used in) Financing Activities	327.1	(27.3)	(49.8)

Net (decrease) increase in cash and cash equivalents	(14.4)	16.5	28.9
Cash and cash equivalents at beginning of year	79.2	62.7	33.8

Cash and cash equivalents at end of year	$64.8	$79.2	$62.7

Supplemental Cash Flow Information

Cash paid during the year:
Interest (net of amount capitalized)	$65.1	$44.2	$46.0
Income taxes paid (refunded) (Note 10)	$103.7	$34.7	$(5.6)

See notes to consolidated financial statements.

Duquesne Light Holdings, Inc.

Consolidated Statements of Comprehensive Income

	(Millions of Dollars) Year Ended December 31,
	2006	2005	2004
Net income	$54.7	$114.2	$87.0
Other comprehensive loss:
Unrealized holding gains on interest rate hedging instruments, net of tax of $—, $3.0, and $—	—	4.2	—
Unrealized holding (losses) gains on cash flow hedging instruments, net of tax of $(3.1), $6.4, and $—	(4.3)	9.1	—
Minimum pension liability adjustment, net of tax of $16.4, $(16.8), and $—	23.1	(23.6)	—
Reclassification adjustment for holding losses on cash flow and interest rate hedging instruments, net of tax	(6.7)	—	—

Comprehensive income	$66.8	$103.9	$87.0

See notes to consolidated financial statements.

Duquesne Light Holdings, Inc.

Consolidated Statements of Common Shareholders’ Equity

	Common Stock	Retained Earnings	Treasury Stock	Unearned Compensation	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2003	$1,215.4	$553.1	$(1,189.7)	$(3.4)	$—	$575.4

Net Income	—	87.0	—	—	—	87.0
Dividends on common stock ($1/share)	—	(76.5)	—	—	—	(76.5)
Issuance of treasury stock	(6.8)	—	32.4	0.8	—	26.4
Preferred stock issuance costs	(1.9)	—	—	—	—	(1.9)

Balances at December 31, 2004	$1,206.7	$563.6	$(1,157.3)	$(2.6)	$—	$610.4

Net Income	—	114.2	—	—	—	114.2
Dividends on common stock ($1/share)	—	(77.7)	—	—	—	(77.7)
Issuance of treasury stock	(6.4)	—	24.4	0.8	—	18.8
Other comprehensive loss	—	—	—	—	(10.3)	(10.3)
Other	0.2	(0.1)	0.4	—	—	0.5

Balances at December 31, 2005	$1,200.5	$600.0	$(1,132.5)	$(1.8)	$(10.3)	$655.9

Net Income	—	54.7	—	—	—	54.7
Dividends on common stock ($1/share)	—	(82.9)	—	—	—	(82.9)
Issuance of common stock	140.9	—	—	—	—	140.9
Issuance of treasury stock	(2.9)	—	18.4	—	—	15.5
Other comprehensive income	—	—	—	—	12.1	12.1
Adoption of SFAS No. 158	—	—	—	—	(10.8)	(10.8)
Share-based compensation	(2.2)	—	—	1.8	—	(0.4)

Balances at December 31, 2006	$1,336.3	$571.8	$(1,114.1)	$—	$(9.0)	$785.0

See notes to consolidated financial statements.

Duquesne Light Company

Consolidated Statements of Operations

	(Millions of Dollars) Year Ended December 31,
	2006	2005	2004
Retail sales of electricity	$701.3	$723.2	$761.8
Other	21.9	69.2	27.5

Total Operating Revenues	723.2	792.4	789.3

Operating Expenses:
Purchased power	361.3	366.8	382.0
Other operating and maintenance	155.2	157.2	138.0
Acquisition termination cost (Note 4)	—	—	8.3
Depreciation and amortization	75.0	71.8	71.4
Taxes other than income taxes (Note 10)	59.9	49.3	47.9

Total Operating Expenses	651.4	645.1	647.6

Operating Income	71.8	147.3	141.7
Investment and Other Income	(7.4)	16.2	16.6
Interest and Other Charges	(41.5)	(48.0)	(46.2)

Income Before Income Taxes	22.9	115.5	112.1
Income Tax Expense (Note 10)	18.6	42.5	44.3

Net Income	4.3	73.0	67.8
Dividends on Preferred and Preference Stock	7.9	8.0	6.6

(Loss) Earnings Available for Common Stock	$(3.6)	$65.0	$61.2

See notes to consolidated financial statements.

Duquesne Light Company

Consolidated Balance Sheets

	(Millions of Dollars) As of December 31,
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$8.0	$76.1

Receivables:
Electric customers	62.3	72.5
Unbilled electric customers	29.7	28.9
Affiliate Receivables	41.4	3.3
Other	11.7	9.9
Less: Allowance for uncollectible accounts	(16.9)	(20.8)

Total Receivables—Net	128.2	93.8

Materials and supplies (at average cost)	19.4	18.1
Deferred income taxes—net	5.5	14.4
Other	16.0	6.7

Total Current Assets	177.1	209.1

Long-Term Investments:
Investment in parent’s common stock	23.0	19.7
Other	2.3	2.5

Total Long-Term Investments	25.3	22.2

Property, Plant and Equipment:
Electric plant in service	2,334.2	2,176.7
Construction work in progress	87.7	59.1

Gross property, plant and equipment	2,421.9	2,235.8
Less: Accumulated depreciation and amortization	(765.1)	(738.5)

Property, Plant and Equipment – Net	1,656.8	1,497.3

Other Non-Current Assets:
Regulatory assets	340.0	300.0
Prepaid pension cost	67.7	31.2
Pension intangible asset	—	42.7
Other	8.9	20.6

Total Other Non-Current Assets	416.6	394.5

Total Assets	$2,275.8	$2,123.1

See notes to consolidated financial statements.

Duquesne Light Company

Consolidated Balance Sheets

	(Millions of Dollars) As of December 31,
	2006	2005
Liabilities and Capitalization
Current Liabilities:
Short-term debt	$18.8	$—
Accounts payable	56.7	46.8
Payable to affiliates	75.7	42.6
Pension liability	—	20.0
Accrued compensation	17.6	17.9
Accrued interest	9.4	9.3
Other	15.5	12.7

Total Current Liabilities	193.7	149.3

Non-Current Liabilities:
Deferred income taxes – net	375.3	336.6
Pension liability	61.2	92.8
Other postretirement benefits	58.2	40.7
Legacy liabilities	37.5	29.8
Regulatory liability	29.2	—
Other	22.7	60.3

Total Non-Current Liabilities	584.1	560.2

Commitments and Contingencies (Note 14)

Capitalization:
Long-term debt	680.9	636.5

Preferred and Preference Stock:
(aggregate involuntary liquidation value of $147.4 and $148.8):
Non-redeemable preferred stock	135.6	135.6
Non-redeemable preference stock	11.9	13.3

Total preferred and preference stock before deferred ESOP benefit	147.5	148.9
Deferred ESOP benefit	(0.1)	(2.4)

Total Preferred and Preference Stock	147.4	146.5

Common Shareholder’s Equity:
Common stock (authorized – 90,000,000 shares; issued and outstanding – 10 shares)	—	—
Capital surplus	596.5	568.9
Retained earnings	84.6	88.2
Accumulated other comprehensive loss	(11.4)	(26.5)

Total Common Stockholder’s Equity	669.7	630.6

Total Capitalization	1,498.0	1,413.6

Total Liabilities and Capitalization	$2,275.8	$2,123.1

See notes to consolidated financial statements.

Duquesne Light Company

Consolidated Statements of Cash Flows

	(Millions of Dollars) Year Ended December 31,
	2006	2005	2004
Cash Flows From Operating Activities:
Net income	$4.3	$73.0	$67.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75.0	71.8	71.4
Bad debt expense	15.8	19.1	11.9
Derivative instruments	—	(16.1)	—
Acquisition termination cost	—	—	8.3
Deferred taxes	34.6	12.6	3.5
Pension contribution	(24.4)	(32.1)	—
Other	10.3	(8.0)	4.1
Changes in working capital other than cash (Note 20)	(43.5)	(38.4)	(54.8)

Net Cash Provided from Operating Activities	72.1	81.9	112.2

Cash Flows From Investing Activities:
Construction expenditures	(222.3)	(132.2)	(83.5)
Investment in DQE Capital cash pool	—	135.8	(66.7)
Collection of loan to parent (Note 15)	—	250.0	—
Other	(0.9)	(1.6)	(7.3)

Net Cash (Used in) Provided from Investing Activities	(223.2)	252.0	(157.5)

Cash Flows From Financing Activities:
Issuance of long-term debt obligations	—	—	200.0
Issuance of preferred stock, net	—	—	73.1
Reductions of long-term debt obligations	—	(320.1)	(150.0)
Revolving credit facility borrowings, net (Note 9)	63.0	—	—
Net borrowings under affiliate demand note	—	7.8	—
Equity contributions from parent	27.6	82.5	—
Dividends on common and preferred stock	(8.3)	(28.4)	(76.9)
Other	0.7	0.4	(0.9)

Net Cash Provided from (Used in) Financing Activities	83.0	(257.8)	45.3

Net (decrease) increase in cash and cash equivalents	(68.1)	76.1	—
Cash and cash equivalents at beginning of year	76.1	—	—

Cash and cash equivalents at end of year	$8.0	$76.1	$—

Supplemental Cash Flow Information

Cash paid during the year:
Interest (net of amount capitalized)	$39.1	$45.0	$35.0
Income taxes (Notes 10 and 19)	$46.6	$26.0	$84.0

See notes to consolidated financial statements.

Duquesne Light Company

Consolidated Statements of Comprehensive Income

	(Millions of Dollars) Year Ended December 31,
	2006	2005	2004
Net income	$4.3	$73.0	$67.8
Other comprehensive (loss) income:
Unrealized holding gains on securities, net of tax of $1.9, $(1.2) and $0.2	3.0	(1.9)	0.4
Unrealized holding gains on cash flow hedging instruments, net of tax of $—, $5.5 and $—	—	7.8	—
Minimum pension liability adjustment, net of tax of $16.4, $(16.8), and $—	23.1	(23.6)	—
Reclassification adjustment for holding losses on securities, net of tax	(0.2)	—	—

Comprehensive income	$30.2	$55.3	$68.2

See notes to consolidated financial statements.

Duquesne Light Company

Consolidated Statements of Common Shareholder’s Equity

	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2003	$488.6	$42.9	$(1.4)	$530.1

Net Income	—	67.8	—	67.8
Dividends on common stock	—	(58.0)	—	(58.0)
Dividends on preferred and preference stock (See Note 16)	—	(6.6)	—	(6.6)
Other comprehensive income	—	—	0.4	0.4
Preferred stock issuance costs	(1.9)	—	—	(1.9)
Other	(0.3)	(0.1)	—	(0.4)

Balances at December 31, 2004	$486.4	$46.0	$(1.0)	$531.4

Net Income	—	73.0	—	73.0
Dividends on common stock	—	(13.0)	—	(13.0)
Dividends on preferred and preference stock (See Note 16)	—	(8.0)	—	(8.0)
Transfer subsidiary to parent	—	(9.9)	(7.8)	(17.7)
Other comprehensive income	—	—	(17.7)	(17.7)
Equity contributions from parent	82.5	—	—	82.5
Other	—	0.1	—	0.1

Balances at December 31, 2005	$568.9	$88.2	$(26.5)	$630.6

Net Income	—	4.3	—	4.3
Dividends on preferred and preference stock (See Note 16)	—	(7.9)	—	(7.9)
Other comprehensive income	—	—	25.9	25.9
Adoption of SFAS No. 158	—	—	(10.8)	(10.8)

Equity contributions from parent	27.6	—	—	27.6

Balance at December 31, 2006	$596.5	$84.6	$(11.4)	$669.7

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following Notes present information on both Duquesne Light Holdings, Inc. (Holdings) and Duquesne Light Company (Duquesne Light). Information on Holdings and its subsidiaries (not including Duquesne Light and its subsidiaries) shall not be deemed to be included as part of Duquesne Light’s Notes. Specifically, information on the Energy Solutions, Financial and Communications business segments, the all other category, and discontinued operations is not so included.

References in the Notes to “we,” “us” and “our” are to Holdings and its subsidiaries, collectively.

On July 5, 2006, we entered into a definitive merger agreement with a consortium (the Macquarie Consortium), led by Macquarie Infrastructure Partners and Diversified Utility and Energy Trusts (DUET). See Note 2 for additional details.

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

Duquesne Power, LLC (formerly Duquesne Power, L.P.), an unregulated subsidiary, maintains a portfolio of energy commodity contracts to supply energy to both (i) Duquesne Light’s residential, commercial and industrial POLR customers and (ii) Duquesne Light Energy, LLC’s (DLE) large commercial and industrial customers. These energy commodity contracts are with unrelated parties and include payment guarantees from Holdings. This entity was a subsidiary of Duquesne Light until December 31, 2005, at which time ownership was transferred to another Holdings subsidiary.

DLE is an unregulated, competitive, retail electric generation supplier that offers customized solutions tailored to meet its customers’ specific electricity needs. DLE’s primary focus is on the large commercial and industrial customer market segment in Duquesne Light’s service territory.

Duquesne Generation Company owns minority interests in the coal-fired Keystone and Conemaugh power plants. It acquired a 2.47% interest in the Keystone plant and a 3.83% interest in the Conemaugh plant, plus related inventories, equipment and other property interests, on September 1, 2006 for an aggregate purchase price of approximately $177 million, which includes applicable closing costs and working capital adjustments.

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

Discontinued Operations

During 2006, DQE Financial sold its landfill gas business. This is now reported as a discontinued operation. The 2005 and 2004 consolidated financial statements for Holdings have been reclassified to present the landfill gas business as discontinued operations. (See Note 18.)

During 2003, AquaSource, Inc. (formerly our water resource management subsidiary) completed the sale of its assets, pursuant to agreements entered into in 2002. We sold the propane distribution business of our subsidiary, Pro Am, Inc. in December 2002. (See Note 18.)

BASIS OF ACCOUNTING

Holdings and Duquesne Light are subject to the accounting and reporting requirements of the Securities and Exchange Commission (SEC). Duquesne Light’s electricity delivery business is also subject to regulation by the Pennsylvania Public Utility Commission (PUC) and the Federal Energy Regulatory Commission (FERC) with respect to rates for delivery of electric power, accounting and other matters. The power supply business is regulated by the FERC for wholesale power sales.

As a result of Duquesne Light’s PUC-approved restructuring plan in 1998, the electricity supply segment does not meet the criteria of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” Pursuant to the PUC’s final restructuring order, and as provided in the Pennsylvania Electricity Generation Customer Choice and Competition Act (Customer Choice Act), generation-related transition costs were being recovered through a competitive transition charge (CTC) collected in connection with providing transmission and distribution services. This collection period ended in the third quarter of 2005 when the remaining CTC balance was collected from the last customer class. The electricity delivery business segment continues to meet SFAS No. 71 criteria, and accordingly reflects regulatory assets and liabilities consistent with cost-based ratemaking regulations. The regulatory assets represent probable future revenue, because provisions for these costs are currently included, or are expected to be included, in charges to electric utility customers through the ratemaking process. (See Note 3.)

Regulatory Assets as of December 31,

	(Millions of Dollars)
	2006	2005
Regulatory tax receivables	$224.7	$224.7
Unamortized debt costs	46.3	48.8
Pension cost	43.8	—
Deferred employee costs	11.0	11.5
SECA charges (a)	—	6.4
PJM charges	7.0	—
Other	7.2	8.6

Total	$340.0	$300.0

(a)	Seams elimination charge adjustment

The majority of these assets are currently being recovered over a period of approximately 38 years and none of them is earning a rate of return.

We recorded a $43.8 million regulatory asset and a $29.2 million regulatory liability associated with pension costs upon adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” effective December 31, 2006. (See Note 13.)

In May 2006, Orion Power Midwest, L.P. (Orion) submitted a filing to the FERC requesting FERC approve tariff sheets to implement cost of service recovery rates for its combined cycle generating facility at the Brunot Island generation station in Pennsylvania. In October 2006, the FERC issued an Order accepting the tariff sheets for filing subject to refund and certain conditions. In its November 2006 Compliance Filing with FERC, Orion requested an annual fixed revenue requirement of $21.5 million, which could be reduced by any actual net revenues generated from the Brunot Island generation station. These charges will likely remain in effect until September 1, 2008, but could be extended.

The annual fixed revenue requirement will be billed by PJM to each load-serving entity (LSE) within the Duquesne Light zone within PJM. In December 2006, PJM advised Duquesne Light that it anticipated billing these charges to the LSEs within the Duquesne Light zone beginning with the December PJM bill that was issued in January 2007. These charges, which are billed monthly, must be paid by LSEs within the Duquesne Light zone on a current basis.

Duquesne Light currently estimates its monthly charge for the Brunot Island cost of service to be approximately $1 million. This amount will vary depending in part, on the amount of actual load served by Duquesne Light. Duquesne Light believes that these charges will be recoverable from its ratepayers. Recoverability of the charges is subject to PUC approval.

DLE will also be allocated a portion of the Brunot Island cost of service charges. DLE currently estimates its monthly charge for the Brunot Island cost of service to be approximately $0.2 million. This amount will vary depending in part, on the amount of actual load served by DLE. DLE believes it has contractual rights to recover these charges from its customers.

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

DES relies on a single customer, who owns several synthetic fuel facilities for substantially all of its revenues and earnings.

REVENUES FROM UTILITY SALES

Duquesne Light’s meters are read monthly, and electric utility customers are billed on the same basis. Revenues for both Duquesne Light and DLE reflect estimated customer usage in an accounting period, regardless of when billed.

Electricity sales revenue includes related excise and other taxes, primarily gross receipts taxes, that are collected from ratepayers and remitted to the appropriate taxing agency. These taxes are recorded as an expense in taxes other than income taxes and as a payable in a taxes payable account at the time of sale. The payable is relieved when payment is made to the appropriate taxing agency. The excise and other taxes recorded in Holdings revenue were approximately $43 million, $42 million and $42 million in 2006, 2005, and 2004 and $37 million, $39 million and $42 million at Duquesne Light for the same period.

OTHER OPERATING REVENUES

Duquesne Light’s other operating revenues include rental fees from third parties who have cable or other equipment attached to its utility poles and transmission towers, or who have cable included in its underground ducts. Also included are transmission fees charged to others that use Duquesne Light’s transmission system and late payment and other customer fees. Duquesne Light’s other operating revenues also include short-term sales to other utilities made at market rates, and in 2005, sales of electricity from Duquesne Power to Duquesne Light Energy under its full requirements contract, which are eliminated in consolidation at Holdings.

Holdings’ other operating revenues also include revenues from facility management services for synthetic fuel, industrial and airport customers and revenues from the rental of dark fiber from our fiber optic based network.

OTHER INCOME

Duquesne Light’s other income includes interest income and both income and expenses from changes in legacy liabilities and activities not directly associated with the ongoing utility operations. Interest income was earned on the loan receivable from Holdings, until its repayment in the third quarter of 2005, and the investment in the DQE Capital cash pool (discussed below) until November 2005. This interest income is eliminated in the consolidated statements of income of Holdings with the associated interest expense of Holdings and DQE Capital. Gains or losses resulting from the disposition of certain assets are also included here.

Holdings other income consists primarily of income from long-term investments, and various other gains or losses. On March 31, 2004, we adopted FIN 46R and began consolidating seven low-income housing development guarantee funds, in which we own a 1% general partner interest. Beginning April 1, 2004, the results of these seven funds are included in our consolidated results and are reflected as a decrease in other income offset by the benefit from limited partners’ interest.

STOCK-BASED COMPENSATION

We adopted the provisions of SFAS No. 123R, “Share-Based Payment” as of January 1, 2006, using the modified prospective application method. (See Note 12.)

DEPRECIATION AND AMORTIZATION

Depreciation expense of $71.5 million, $68.1 million and $65.6 million was recorded at Holdings in 2006, 2005 and 2004. Depreciation expense of $66.8 million, $64.1 million and $61.6 million was recorded at Duquesne Light in 2006, 2005 and 2004. Depreciation of property, plant and equipment is recorded on a straight-line basis over the estimated remaining useful lives of properties, which is approximately 38 years for both the transmission and distribution portions of electric plant in service. For the power plants, the approximate average remaining life is 43 years. Depreciation of other property, plant and equipment is recorded on a straight-line basis over the estimated useful lives of properties, which are between 3 and 30 years.

Amortization expense of $9.2 million, $7.7 million and $9.8 million was recorded at Holdings in 2006, 2005 and 2004. Amortization expense of $8.2 million, $7.7 million and $9.8 million was recorded at Duquesne Light in 2006, 2005 and 2004. SECA is amortized as it is billed to customers, with $8.2 million and $3.0 million of amortization recorded at Duquesne Light in 2006 and 2005. Amortization of transition costs represents the difference between CTC revenues billed to customers (net of gross receipts tax) and the allowed 11% pre-tax return on the unrecovered net of tax transition cost balance. Amortization expense of zero, $4.7 million and $9.1 million was recorded at Duquesne Light related to the CTC in 2006, 2005 and 2004.

EARNINGS PER SHARE

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share are computed on the basis of the weighted average number of common shares outstanding, plus the effect of the outstanding Employee Stock Ownership Plan shares, Holdings preferred stock, stock options and other types of stock-based compensation discussed in Note 12, unless the inclusion of these shares would be anti-dilutive. The treasury stock method is used in computing the dilutive effect of stock options. This method assumes any proceeds obtained upon the exercise of options would be used to purchase common stock at the average market price during the period. The following table presents the numerators and denominators used in computing the Holdings diluted earnings per share.

Holdings Diluted Earnings Per Share for the Year Ended December 31,

	(Millions of Dollars)
	2006	2005	2004
Earnings from continuing operations for common stock	$8.7	$94.2	$73.3
Dilutive effect of:
ESOP dividends	—	1.1	1.2
Preferred stock dividends	—	—	0.4

Diluted Earnings from Continuing Operations for Common Stock	$8.7	$95.3	$74.9

	(Millions of Shares)
	2006	2005	2004
Basic average shares	82.0	77.7	76.4

Dilutive effect of:
ESOP shares	—	0.8	0.8
Holdings preferred stock	—	—	0.5
Performance share awards and stock options	0.2	—	0.3

Diluted average shares	82.2	78.5	78.0

Diluted Earnings Per Share from Continuing Operations	$0.11	$1.21	$0.96

Note: In 2006, the incremental shares from assumed conversions of ESOP shares are not included as they are anti-dilutive. In 2006, 2005 and 2004, zero, 0.2 million and 0.2 million options are not included because the exercise price of these options exceeds the average stock price.

CASH EQUIVALENTS

Cash equivalents are short-term, highly liquid investments with original maturities of three or fewer months. They are stated at cost, which approximates market.

DQE CAPITAL CASH POOL

As of December 31, 2006, Holdings and its subsidiaries, excluding Duquesne Light, participate in a cash pool arrangement with their affiliate DQE Capital. Through this arrangement, available cash is deposited with DQE Capital and interest is earned daily at a market rate based on earnings on investments in the cash pool. DQE Capital from time to time lends funds from the pool, on a demand basis, to Holdings which, in turn, makes loans and/or capital contributions to its other subsidiaries to provide funds for capital expenditures, new investments or operating expenses. An investor in the pool is entitled to withdraw its investment at any time, and, to the extent that sufficient cash is not then on deposit, DQE Capital would have to demand full or partial repayment by Holdings of any loan to it. In order to repay DQE Capital, Holdings may be required to borrow under its revolving credit facility. (See Note 9.) If the amount of the facility would be insufficient to satisfy this repayment, Holdings would be required to access the equity or debt markets. Until November 2005, Duquesne Light participated in the cash pool arrangement and its investment in the pool was shown on its consolidated balance sheets as investment in DQE Capital cash pool.

RECEIVABLES

Receivables on the consolidated balance sheets are comprised of outstanding billings for electric customers, other utilities, and amounts related to unbilled revenues. In addition, Duquesne Light has certain transactions with affiliates that give rise to receivables. (See Note 19.) At Holdings, receivables include the outstanding billings of our other business lines.

INVESTMENT IN HOLDINGS STOCK

As of December 31, 2006 and 2005, the fair market value of Duquesne Light’s investment in Holdings common stock was $23.0 million and $19.7 million, and the cost of the investment was $23.2 million and $24.6 million. This investment is eliminated in the consolidated balance sheets of Holdings with the related shares and cost reflected as treasury stock.

In the third quarter of 2006, Duquesne Light recognized a $0.4 million other than temporary impairment on its consolidated statement of operations related to the difference between the cost of the stock and the price to be received from the merger. (See Note 2.)

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

The asset values of the Keystone and Conemaugh power plants are stated at allocated purchase cost and are reported in the Holdings electricity supply business segment. Additions and retirements as well as maintenance, repairs and replacement of minor items are handled in a similar fashion to Duquesne Light. The cost of normal retirements (plus cost of removal and less any salvage value) is charged to accumulated depreciation and amortization.

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

INCOME TAXES

In accordance with SFAS No. 109, “Accounting for Income Taxes,” Holdings and Duquesne Light use the liability method in computing deferred taxes on all differences between book and tax bases of assets and liabilities. These book/tax differences occur when events and transactions recognized for financial reporting purposes are not recognized in the same period for tax purposes. The deferred tax liability or asset is also adjusted in the period of enactment for the effect of changes in tax laws or rates. Valuation allowances are provided against deferred tax assets for amounts which are not considered “more likely than not” to be realized. Holdings’ overall effective tax rate is significantly reduced by the income tax credits generated from our synthetic fuel and affordable housing investments.

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

PENSION AND OTHER POSTRETIREMENT BENEFITS

See Note 13 for a discussion of the accounting for pension and other postretirement benefits.

CONTINGENT LIABILITIES

Holdings and Duquesne Light establish reserves for estimated loss contingencies when it is management’s assessment that a loss is probable and the amount can be reasonably estimated. Reserves for contingent liabilities are based upon management’s assumptions and estimates, advice of legal counsel, consultants or others regarding the probable outcomes of the matter. Should additional information become known, or circumstances change with respect to the likelihood or amount of loss indicating that the ultimate outcome will differ from the estimates, revisions to the estimated reserves for contingent liabilities would be recognized in income in that period. Such contingent liabilities include, but are not limited to income tax matters (see Note 10), and other commitments and contingencies (see Note 14).

GUARANTEES

In the normal course of business, Holdings and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include, for example, guarantees, stand-by letters of credit and surety bonds. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended business purposes. To determine if there is a liability, and its fair value, we use a probabilistic model to assess the possibilities of future payments under the indemnifications. We discount these future cash payments using estimated interest rate values and, if necessary, record a liability. (See Note 14.)

DERIVATIVE INSTRUMENTS

Holdings and Duquesne Light account for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. Our derivative instruments consist of energy purchase and sale contracts and interest rate lock agreements. A Board-approved risk management policy permits transactions for the prudent management of market related risks, and precludes any speculative transactions. All derivative instruments that do not qualify for accrual accounting under the normal purchase and sale exemption are recorded at fair value as derivative assets and liabilities.

When a derivative instrument is entered into, management also determines if the derivative qualifies as either a cash flow hedge (a hedge of variable cash flows of a single transaction or a group of similar transactions) or as a fair value hedge (a hedge of the fair value of specific assets and liabilities or specific firm commitments), in accordance with SFAS No. 133. This process includes formally documenting (i) the hedging relationships and its risk-management objective and strategy for undertaking the hedge transactions, (ii) the hedging instrument, (iii) the hedged item or transaction, (iv) the nature of the risk being hedged, (v) how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and (vi) a description of the method of measuring ineffectiveness. Management also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows or fair values of hedged items.

Changes in the fair value of a derivative designated as a cash flow hedge that is determined to be highly effective are recorded in the statement of comprehensive income, net of tax, and are recognized in earnings as the hedged item affects income. The ineffective portion of the change in fair value of a derivative instrument that qualifies as a cash flow hedge is recognized currently in earnings. Changes in the fair value of a derivative designated as a fair value hedge that is determined to be highly effective, along with the corresponding gain or loss on the hedged item, are recognized currently in earnings.

When it is determined that a derivative has ceased to be a highly effective hedge or when a hedge is voluntarily dedesignated, hedge accounting is discontinued prospectively. When hedge accounting is discontinued for cash flow hedges, the derivative asset or liability remains on the consolidated balance sheet at its fair value, and gains and losses that were in accumulated other comprehensive income are frozen and amortized in earnings as the hedge transactions affect income. When hedge accounting is discontinued for fair value hedges, the derivative asset or liability remains on the consolidated balance sheet at its fair value and the hedged asset or liability is no longer adjusted for changes in its fair value. (See Note 5).

DIVIDENDS

Holdings’ practice has been for its subsidiaries to dividend their earnings on a quarterly basis, if cash is available. In addition, special dividends are declared periodically related to proceeds from asset sales and other special circumstances. During the years ended December 31, 2006, 2005 and 2004, Duquesne Light declared cash dividends on common stock of approximately zero, $13 million and $58 million to Holdings. Duquesne Light also declared a $17.7 million non-cash dividend to Holdings in 2005 related to the transfer of a subsidiary. During 2005 Duquesne Light embarked on a significant capital expenditure program, and therefore has been retaining more of its earnings than in prior years. (See Note 17.)

RECENT ACCOUNTING PRONOUNCEMENTS

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

In December 2006, we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement requires employers to recognize the overfunded or underfunded positions of defined benefit postretirement plans, including pension plans, in their balance sheets and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires employers to measure the plan assets and obligations as of their fiscal year end and to disclose additional information in the notes to financial statements, both of which we currently do. The effect of adoption was the recognition of the overfunded or underfunded positions of our defined benefit postretirement plans, including pension plans, in the balance sheets. We also recognize changes in our funded status in the year in which the changes occur through comprehensive income. (See Note 13.)

2.	Pending Merger and Equity Issuance

On July 5, 2006, we entered into the merger agreement with the Macquarie Consortium. Under the terms of the agreement, the Macquarie Consortium will acquire all of the outstanding common shares of Holdings for $20.00 per share in cash.

The Holdings Board of Directors and shareholders, and the FERC have approved the transaction, but it is subject to customary closing conditions, including the approval of the PUC. A merger agreement application was filed with the PUC in September 2006. On February 9, 2007, Duquesne Light entered into a Joint Petition of Settlement among all parties resolving all issues in the merger agreement application. The settlement provides for rate benefits and protections to customers, corporate governance requirements, commitments to the community and service reliability protections. The settlement agreement has been submitted to the administrative law judge presiding over the merger application. Final effectiveness of the settlement is subject to (i) the administrative law judge’s review and recommendation and (ii) PUC review and approval. Both the judge and the PUC can accept, revise or reject the settlement, with the final determination being at the PUC’s discretion. Although Duquesne Light cannot predict the ultimate timing or outcome of these proceedings, we anticipate a timeline that will allow for a PUC decision during the second quarter of 2007.

The merger agreement contains termination rights for both Holdings and the Macquarie Consortium, and further provides that, upon termination of the merger agreement under specified circumstances, including (a) by Holdings accepting a proposal by another entity to acquire 50% or more of Holdings’ common stock and (b) Holdings’ board withdrawing or modifying its approval or recommendation of the merger, or approving or recommending entering into an agreement with a party other than the Macquarie Consortium, Holdings may be required to pay the Macquarie Consortium a termination fee equal to $40 million in cash plus certain documented out-of-pocket expenses and fees incurred by the Macquarie Consortium not in excess of $10 million. The merger agreement defines “material adverse effect” as any material adverse effect on the business, assets, liabilities, properties, financial condition or results of operations of Holdings and its subsidiaries taken as a whole. If a material adverse effect occurs and is continuing at the time for closing the transaction, it could be a failure of a closing condition and/or a breach of one or more of Holdings’ representations and warranties. The Macquarie Consortium may be required to pay Holdings an amount equal to all documented out-of-pocket expenses incurred by Holdings not in excess of $10 million if the merger agreement is terminated due to a breach of the Macquarie Consortium’s representations, warranties and covenants. In addition, the Macquarie Consortium may be required to pay Holdings up to $70 million in the aggregate for damages resulting from willful and material breaches of the merger agreement by the Macquarie Consortium.

Under the terms of the merger agreement, all options (whether vested or unvested) to purchase our common stock outstanding at the time of the completion of the merger, including those held by executive officers and directors, will be cashed out by Holdings for an amount equal to the number of shares of Holdings common stock such options were convertible into immediately prior to the merger multiplied by the excess, if any, of $20.00 over the per share exercise price of such option, less any applicable withholding tax. In addition, all other equity-based grants (if not then vested) will vest immediately prior to the effective time at the target performance levels (if applicable) and will be eligible to receive the $20.00 per share merger consideration, less any applicable withholding taxes. The merger agreement also contains provisions that require Holdings not to increase its common stock dividend.

On July 5, 2006, we also entered into a stock purchase agreement with certain members of the Macquarie Consortium (the Purchasers), pursuant to which, on August 11, 2006, Holdings sold an aggregate of 8.8 million shares of common stock to the Purchasers for total consideration of $141.4 million

During 2006, we recorded $7.9 million in charges relating to the merger which are included in other operating expenses on our consolidated statements of income. Upon consummation of the merger, Holdings could recognize a material amount of additional charges for matters related thereto. Such charges could relate to employment contracts of certain officers, outstanding stock awards and other direct transaction-related costs. Direct costs include fees to Lehman Brothers for services rendered in relation to the merger. Their fees can total $10 million, of which $4 million was paid in 2006. Additional fees of $6 million are payable upon closing of the transaction. We have also agreed to reimburse Lehman Brothers for certain expenses incurred by Lehman Brothers and to indemnify Lehman Brothers and related parties against liabilities arising out of Lehman Brothers’ engagement and the rendering of its opinion.

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

COMPETITIVE TRANSITION CHARGE AND POLR I AND II

The POLR I arrangement began in early 2000 in conjunction with Duquesne Light’s divestiture of its generation assets and was designed to be an income neutral arrangement. As of December 31, 2005, although the CTC has been fully collected, a few industrial customers under special contracts continue to receive electric generation through Duquesne Light’s POLR I supply arrangement. Until December 31, 2004, POLR customers from whom the CTC had been fully collected received their generation supply through POLR II. Duquesne Light earned a margin per MWh supplied under POLR II.

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

Other than large commercial and industrial POLR III customers on hourly-priced service, Duquesne Light is obligated to serve its POLR III customers at fixed rates. Duquesne Power is also contractually obligated to serve Duquesne Light at fixed rates. If an energy supplier to Duquesne Light or Duquesne Power were to default on its contract, we could potentially be acquiring energy and/or capacity at a cost in excess of our revenues, resulting in a loss, if the contractual provisions were not sufficient to cover such excess. If this were to occur it is uncertain, under the current PUC-approved POLR III arrangement, that Duquesne Light could pass any additional costs related to these energy and capacity purchases onto its customers.

POLR IV

In January 2007, Duquesne Light filed a petition with the PUC requesting approval of a plan that will supply a secure source of electricity for residential and small commercial customers from 2008 through 2010 (POLR IV). The proposed plan, which is intended to provide a bridge to the time when generation rate caps will expire for most other major electricity distribution companies in the state, seeks approval of the following elements:

•	fixed-price generation service for residential customers through 2010;

•

fixed-price generation service for small commercial and industrial (C&I) customers over the same period that will be adjusted annually, in 2009 and 2010, to reflect changes, up or down, in market prices; and

•	continuation of hourly pricing as the default service for large commercial and industrial customers.

The filing seeks approval of the petition by July 1, 2007, which will allow Duquesne Light time to communicate with customers and its supplier. We cannot predict the timing or outcome of the PUC’s review and approval process.

In February 2007, the PUC issued an advanced notice of proposed rulemaking that, if made final, would impact the procedures that electric distribution companies such as Duquesne Light must follow in securing generation suppliers for POLR customers. As currently written, the proposal would require Duquesne Light to select a supplier through an auction or request for proposal process, impacting the POLR IV plan to use Duquesne Power as the supplier.

Seams Elimination Charge Adjustment

Effective January 1, 2005, concurrent with the beginning of POLR III, Duquesne Light joined PJM, becoming (along with other electric generation suppliers) a load-serving entity within PJM.

As previously reported, the FERC has issued a series of orders eliminating the regional through and out rates (RTOR) for certain transmission services between the Midwest Independent System Operator (MISO) and PJM effective December 1, 2004. A transitional pricing mechanism called SECA was put in place through March 2006 in order to compensate transmission owners for the estimated revenue lost as a result of the elimination of the RTOR. Total SECA charges for the Duquesne Light zone were expected to be approximately $39 million. The FERC has accepted revised compliance filings implementing SECA charges among load-serving entities within the Duquesne Light zone. Under that filing, Duquesne Light was allocated $11.3 million of the SECA charges. The other load-serving entities in the Duquesne Light zone were allocated the remainder of such charges. DLE’s allocation was $1.9 million.

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

As of December 31, 2006, Duquesne Light had no unamortized SECA charges in regulatory assets on the consolidated balance sheets.

Distribution Rate Case

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

On November 30, 2006, the PUC approved the settlement agreement. New rates were effective in January 2007.

Transmission Rate Case

On September 29, 2006, Duquesne Light filed a transmission rate case with the FERC requesting a rate increase of approximately $27 million related to transmission services that Duquesne Light purchases under tariffs regulated by the FERC. An initial order was issued in February 2007, granting the requested increase, subject to refund, to be retroactively effective as of December 2006. Receipt of a final order with the ultimate rate increase will depend on, among other things, the settlement process with interveners. Duquesne Light cannot predict the ultimate timing or outcome of this regulatory proceeding.

4.	Acquisitions and Dispositions

In December 2006, DQE Financial sold its landfill gas business. Please see the discontinued operations discussion in Note 18 for additional details.

In December 2006, DQE Financial also sold its limited partnership investment in a waste-to-energy facility and received $6.9 million in cash. A pre-tax gain of $6.9 million was recorded in other income on the Holdings consolidated statement of income.

On September 1, 2006, Duquesne Generation Company completed the purchase of undivided interests in two coal-fired power plants for an aggregate purchase price of approximately $177 million, which includes applicable closing costs and working capital adjustments. A $200 million term loan issued by Holdings was used to finance the acquisition (See Note 15). The interests acquired represent a 2.47% interest, or 42 megawatts, in the Keystone plant and a 3.83% interest, or 66 megawatts, in the Conemaugh plant, plus related inventories, equipment and other property.

Each owner is responsible for financing its proportionate share of the plants’ liabilities and capital expenditures in exchange for the rights to its proportionate share of the output from the plants. Our proportionate share of the direct expenses of the plants since the acquisition date is included in operating expenses on Holdings’ consolidated statements of income.

We have allocated the purchase price to the respective assets and liabilities based on estimated fair values. As part of the purchase price allocation, a total of $163.0 million was allocated to property, plant and equipment and $8.5 million, representing intangible assets, was allocated to other non-current assets, with the balance included in inventory and other working capital accounts on the consolidated balance sheet of Holdings. The intangible assets represent sulfur dioxide (SO2) and nitrogen oxide (NOX) emission allowances. These emission allowances are being amortized on a unit-of-production basis over their weighted-average useful lives of approximately 13 years.

The following is supplemental information presented on a pro forma basis showing the results of operations of Duquesne Generation Company as if the purchase of the Keystone and Conemaugh power plants occurred at the beginning of 2006. Also included are pro forma results for 2005 for comparison purposes. There were no material, nonrecurring items included in the pro forma results of operations.

Duquesne Generation Company Pro Forma Income Statement (Unaudited) for Financial Statement Disclosure December 31,

	(Millions of Dollars)
	2006	2005
Revenues	$37.7	$44.0

Operating expenses	17.8	15.8
Depreciation and amortization	9.7	9.7
Income tax expense	3.6	6.5

Net Income	$6.6	$12.0

Basic earnings per share	$0.08	$0.15
Diluted earnings per share	$0.08	$0.15

Jointly Owned Facilities – Utility Plant

Duquesne Generation has ownership interests in and is responsible for providing its share of the necessary financing for the following jointly owned facilities. All amounts reflect the share of Duquesne Generation’s jointly owned projects. The corresponding direct expenses are included in Holdings’ consolidated statements of income as operating expenses.

	As of December 31, 2006 (Dollars in millions)
Plant	Ownership Interest	Plant in Service	Accumulated Depreciation	Plant Under Construction
Coal Generating
Conemaugh	3.83%	$108.9	$0.7	$0.4
Keystone	2.47%	57.2	0.3	1.2

On May 1, 2006, DES closed on the sale of an energy facility management project, pursuant to an agreement entered into in August 2005 (see below). DES received $2.5 million in cash and recorded a pre-tax gain of $2.5 million as a reduction to other operating expenses on Holdings consolidated statements of income.

In August 2005, DES entered into agreements to sell its investments in up to six on-site energy facility management projects to DTE Energy Services for expected aggregate cash proceeds of between $35 and $40 million, subject to working capital adjustments. In 2005, DES closed on the sale of three of the energy facility management projects, received $34.6 million in cash and the assumption by the buyer of certain lease related liabilities and recognized pre-tax gains of $18.0 million in other income and $13.2 million recorded as a reduction to other operating expenses on Holdings consolidated statement of income.

In October 2005, DES agreed to terminate the agreement to sell one of the six energy facility management projects entered into in August 2005. The termination of this agreement does not materially change the total expected proceeds resulting from these sales. Subsequent to the termination of the agreement, we determined based on future expected cash flows associated with the project that the fair value of the long-lived assets was less than the carrying value of the assets. Therefore, we recorded a $3.9 million impairment charge in other operating expenses on Holdings consolidated statement of income in 2005. The sale of the remaining facility is currently in dispute.

In September 2005, DQE Financial sold its investment in a leveraged lease involving a gas processing facility, received $9.9 million in cash and recorded a pre-tax loss of $1.3 million in other income on Holdings consolidated statement of income.

In October 2004, DQE Financial sold 50% of a limited partnership investment in a synthetic fuel partnership and received $0.8 million in cash at closing and recognized a pre-tax gain in other income on Holdings consolidated statement of income. During 2006 and 2005, DQE Financial received $2.2 million and $3.4 million in additional cash sales proceeds related to the sale, and recognized additional pre-tax gains in other income on Holdings consolidated statement of income. Additional sale proceeds may be received through December 2007, but are contingent upon the generation of qualified tax credits related to synthetic fuel production of the partnership.

In November 2004, DQE Financial agreed to an early termination of a leveraged lease, received net proceeds of $9.6 million and recorded a pre-tax gain of $1.3 million in other income on Holdings consolidated statement of income.

In 2004, Duquesne Power terminated an acquisition agreement entered into in 2003 and recorded an $8.3 million pre-tax ($4.8 million after-tax) charge related to the write-off of deferred costs and deposits made.

5.	Derivative Instruments

The following table summarizes the derivative assets, liabilities and related accumulated other comprehensive income (AOCI) that are included in the consolidated balance sheets for Holdings:

	December 31, 2006 (Millions of Dollars)
	Assets	Liabilities	AOCI, net	AOCI Expected to be Re-classified to Earnings in 2007
Mark-to-Market:
Energy contracts	$12.2	$29.5
Cash Flow Hedges:
Energy contracts	—	3.3	$(1.8)	$(2.0)
Interest rate lock	—	—	4.1	0.2

Total	$12.2	$32.8	$2.3	$(1.8)

	December 31, 2005 (Millions of Dollars)
	Assets	Liabilities	AOCI, net	AOCI Expected to be Re-classified to Earnings in 2006
Mark-to-Market:
Energy contracts	$42.9	$29.2
Cash Flow Hedges:
Energy contracts	15.8	—	$7.8	$5.4
Interest rate lock	—	—	4.2	0.2

Total	$58.7	$29.2	$12.0	$5.6

Energy Contracts

Under POLR III, Duquesne Power is responsible for providing all of the energy requirements for residential and small commercial POLR customers through December 31, 2007. To meet this obligation, Duquesne Power entered into energy commodity contracts with multiple investment-grade suppliers for a substantial portion of our expected customer requirements. These purchase contracts are designed to provide for the delivery of energy as needed to supply customer usage.

During the fourth quarter of 2006 and continuing into 2007, Duquesne Power entered into energy commodity contracts for 2008, 2009 and 2010 in anticipation of fulfilling an obligation under POLR IV, should that plan be approved by the PUC. These contracts are being accounted for under the mark-to-market provisions of SFAS No. 133.

The accounting for these contracts considers the provisions of SFAS No. 133. Under the terms of the contracts, some of the energy purchases are delivered to the Duquesne Light zone as defined by PJM. These purchases qualify for the normal purchase and sale exemption under SFAS No. 133 and are reflected as purchased power expense in the consolidated statements of income at their wholesale price upon delivery to us. As of December 31, 2006, the remaining notional value of these contracts was $180.6 million.

We also entered into certain purchase contracts that are for delivery to points other than the Duquesne Light zone within PJM. Because these contracts are not settled at the Duquesne Light zone, they do not qualify for the normal purchase and sale exemption and are recorded in the consolidated financial statements at fair value. Subsequent changes in the fair value of these contracts are recorded currently in earnings, unless certain hedge accounting criteria are met. To the extent the hedges are determined to be effective, and certain other criteria are met, the changes in the value of these contracts are included in the statement of comprehensive income, net of deferred taxes. Amounts recorded in the statement of comprehensive income related to cash flow hedges will be recognized in earnings as the related contracts are settled. The remaining notional amount of these contracts as of December 31, 2006, is $593.5 million. As of December 31, 2006, we elected to discontinue cash flow hedge accounting for the remaining contracts. Subsequent changes in the fair value will be recorded in earnings. A $1.8 million charge in accumulated other comprehensive income at December 31, 2006 will be recognized in earnings as the related contracts are settled.

We entered into sales contracts maturing through 2007 that are accounted for on a mark-to-market basis. The remaining notional amount of these sales contracts was $175.1 million as of December 31, 2006. These contracts were entered into primarily for the purpose of offsetting volatility associated with the mark-to-market accounting for the purchase contracts maturing in 2007, as described above. We record the revenue associated with our mark-to-market contracts on a net basis in purchased power expense in our consolidated statements of income.

Duquesne Power also contracted to secure unforced capacity credits for the POLR III period with notional amounts of $10.1 million for 2007. The capacity contracts qualify for the normal purchase and sale exemption and are reflected as expense in the consolidated statements of income at their contract price upon delivery to us.

The following table summarizes the impact of the change in fair value of the derivative energy contracts on purchased power expense included in the Holdings consolidated statements of income in 2006 and in both the Holdings and Duquesne Light consolidated statement of income for 2005:

	(Millions of Dollars) Year Ended December 31,
	2006	2005
Mark-to-market	$31.0	$(13.6)
Cash flow hedge ineffectiveness	2.6	(2.5)

Increase (decrease)	$33.6	$(16.1)

Interest Rate Locks

In anticipation of the August 2005 issuance of $320 million of senior unsecured debt, Holdings entered into a series of interest rate lock agreements during the second quarter of 2005 to hedge exposure to interest rate fluctuations for $250 million of the senior unsecured debt. These agreements were designated as cash flow hedges under SFAS No. 133. Holdings settled the rate lock agreements in conjunction with the issuance of the debt and received $7.4 million in cash, which will be recognized as a reduction of interest expense over the term of the debt. Holdings recognized a $0.3 million and $0.1 million reduction of interest expense related to the interest rate lock agreements in 2006 and 2005.

Also in 2005, we entered into an interest-rate lock agreement for $100 million of senior unsecured debt that we originally planned to issue in 2005. The interest-rate lock was designated as a cash flow hedge under SFAS No. 133. Changes in our cash requirements resulted in the postponement of the debt offering. We subsequently unwound the interest-rate lock agreement, resulting in a $4.0 million pre-tax gain that was recorded in other income on Holdings consolidated statements of income.

6.	Long-Term Investments

DQE Financial participates in selected structured and leveraged lease transactions and maintains equity investments in alternative fuel and affordable housing partnerships. Also, Duquesne Light holds an investment in Holdings stock. (See Note 1.)

Leases

As of December 31, 2006, we maintain investments in seven structured lease transactions involving a waste-to-energy facility, high-speed ferries and electric generating equipment. In September 2005, we sold our investment in a leveraged lease involving a gas processing facility. (See Note 4.) The remaining leases expire in various years beginning in 2029 through 2037. Holdings recognized $5.7 million, $5.8 million and $5.9 million of pre-tax lease income, with associated tax expense of $2.0 million, $2.0 million and $2.1 million, for the years ended December 31, 2006, 2005 and 2004, related to these leases.

The aggregate structured lease investment represents approximately 20% of the total aggregate transaction. The remaining 80% was financed by non-recourse debt, which is substantially defeased. Equity in these transactions is protected by a combination of defeasance accounts, letters of credit and lessee guarantees.

Net Lease Investments as of December 31,

	(Millions of Dollars)
	2006	2005
Rentals receivable – net	$593.7	$593.7
Less: Unearned Income	(82.2)	(87.9)

Lease investments	511.5	505.8
Less: Deferred taxes	(251.4)	(239.7)

Net Lease Investments	$260.1	$266.1

We also own a limited partnership interest in a synthetic fuel operating partnership, with no book value as of December 31, 2006 and 2005.

Affordable Housing

Our affordable housing investments include equity investments in affordable housing guarantee partnerships.

7.	Property, Plant and Equipment

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

Property, plant and equipment at Holdings consists of (i) Duquesne Generation’s jointly owned plants’ assets that are used in the electricity supply segment consisting of boilers, turbines, and the supporting structures (including emissions treatment facilities), (ii) energy facilities used in our Energy

Solutions business segment, and (iii) the fiber optic network used in our Communications business segment.

In conjunction with Duquesne Generation’s acquisitions in 2006, we assumed certain obligations with regard to closing ash disposal sites associated with each plant. We recorded asset retirement obligations and corresponding asset retirement costs for these future obligations. The amounts, in total, are not material to our financial statements.

The adoption of accounting standards related to asset retirement obligations did not have a material impact on our financial statements.

8.	Intangible Assets

Pension

As a result of the recognition of an additional minimum pension liability in 2005, we recorded a corresponding $42.7 million intangible asset on both Holdings and Duquesne Light’s consolidated balance sheets as of December 31, 2005. Due to the adoption of SFAS 158, there was no intangible asset related to pensions recorded in 2006 and the intangible asset recorded in 2005 was removed. (See Note 13.)

Purchased Intangibles

In conjunction with the acquisition of the Keystone and Conemaugh coal-fired power plants, we acquired both current and future SO2 and NOX emission allowances. Subsequent to the purchase, we acquired additional allowances in the open market. Allowances acquired as part of the plant purchase received an allocation of the purchase price as their cost basis. Allowances purchased subsequently are recorded at cost. Emission allowances are being accounted for as intangible assets and are amortized on a unit-of-production basis.

9.	Short-Term Borrowing and Revolving Credit Arrangements

On January 31, 2006, Holdings and Duquesne Light amended their revolvers, increasing the borrowing capacity of each by $50 million. Holdings’ revolver capacity is now $250 million and Duquesne Light’s is now $150 million. All other terms of the revolvers remain in effect.

Prior to July 27, 2005, Holdings and Duquesne Light maintained unsecured credit facilities (Prior Revolvers) expiring in September 2007, Holdings for $175 million and Duquesne Light for $100 million. On July 27, 2005, the Prior Revolvers were amended and extended to July 2010 (2005 Revolvers). Holdings 2005 Revolver was for $200 million and Duquesne Light’s 2005 Revolver was for $100 million. Both 2005 Revolvers permit borrowings at interest rates of LIBOR (plus a margin of 0.40% to 1.00%) or an alternate base rate, as defined in the credit facilities. Both 2005 Revolvers have commitment fees applicable to the remaining available amount. Interest rates and commitment fees are based on the borrower’s then-current senior unsecured credit rating. Both 2005 Revolvers are subject to cross-default if the borrower or any of its subsidiaries defaults on any payment due under any indebtedness exceeding $50 million. Undrawn amounts under both 2005 Revolvers are fully available for the issuance of letters of credit.

Under our Prior Revolvers and 2005 Revolvers, we are subject to financial covenants requiring each of Holdings and Duquesne Light to maintain a debt-to-capitalization ratio of not more than 65%, as defined in the facilities. In addition, Holdings is required to maintain a minimum interest coverage ratio of 2-to-1, as defined in the facilities. As of December 31, 2006, we were in compliance with the applicable covenants.

As of December 31, 2006, our total borrowing capacity under our 2005 Revolvers and the use of this borrowing capacity were as follows:

	(Millions of Dollars)
	Committed Capacity	Borrowed	LOCs Issued	Available Capacity
Holdings	$250.0	$30.0	$0.6	$219.4
Duquesne Light	150.0	63.0	8.2	78.8

Total	$400.0	$93.0	$8.8	$298.2

Holdings. As of December 31, 2006, we had $93.0 million of revolver borrowings outstanding and $0.3 million of current debt maturities. Only $48.8 million of the revolver borrowings are classified as short-term debt on the consolidated balance sheets. The remaining amount is presented as long-term debt due to the January 2007 issuance of $44.2 million of pollution control revenue refunding bonds (PCRBs) used to repay the revolver borrowings. (See Note 15.) During 2006, the maximum amount of credit facility borrowings outstanding was $160 million, the average daily borrowings were $70.6 million and the weighted average daily interest rate was 5.8%. In April and May 2006, Holdings moved letters of credit (LOCs), previously outstanding under the Holdings revolver, to new LOC facilities, thereby increasing the available capacity under the revolver by a like amount. As of December 31, 2006, Holdings had $72.8 million of outstanding LOCs (including $12.7 million at Duquesne Light) unrelated to the credit facilities.

As of December 31, 2005, we had $40 million of revolver borrowings outstanding and $0.3 million of current debt maturities. During 2005, the maximum amount of credit facility borrowings outstanding was $50 million, the average daily borrowings were $4.8 million and the weighted average daily interest rate was 4.2%. As of December 31, 2005, we had $18.2 million of outstanding LOCs unrelated to the credit facilities (including $12.7 million at Duquesne Light).

Duquesne Light. As of December 31, 2006, Duquesne Light had $63.0 million of revolver borrowings outstanding and no current debt maturities. Only $18.8 million of the revolver borrowings are classified as short-term debt due to the January 2007 issuance of $44.2 million of PCRBs, as discussed previously. During 2006, the maximum amount of credit facility borrowings outstanding was $63 million, the average daily borrowings were $9.3 million and the weighted average daily interest rate was 5.9%. As of December 31, 2006, Duquesne Light had $12.7 million of outstanding LOCs unrelated to the credit facilities.

As of December 31, 2005, Duquesne Light had no short-term debt outstanding or current debt maturities. During 2005, there were no bank loans or short-term borrowings outstanding. As of December 31, 2005, Duquesne Light had $12.7 million of outstanding LOCs unrelated to the credit facilities.

10.	Income Taxes

The Internal Revenue Service (IRS) has audited all Federal corporate tax returns for the years through 2002 and these years are closed. The IRS completed the 1998-2002 audit cycle during March 2006 and all adjustments to reflect this audit, including the impact on state taxes, were recorded during 2006. In addition to the recording of charges for additional taxes and interest due related to the audit of $7.8 million, we also recorded $4.9 million of certain state tax benefits expected to be realized. In total, these adjustments resulted in a net charge of $2.9 million. In completing the IRS audit, $11 million of tax credit carryforwards were used to offset increases in our taxable income in prior years. Accordingly, our cumulative tax credit carryforwards of approximately $121 million as of December 31, 2005 were reduced to approximately $110 million. In May 2006, we paid $52.8 million to the IRS related to the 1998-2002 audit cycle. The IRS is currently auditing the 2003 through 2005 tax years.

The Pennsylvania Department of Revenue had issued assessments of additional tax for 1999 through 2004, primarily to include income of a Duquesne Light out-of-state subsidiary corporation in Pennsylvania taxable income. In October 2006 we reached a definitive agreement regarding all of the issues in dispute on our 1997 through 2004 Pennsylvania state tax returns and the treatment of the disputed items on our 2005 returns. Pursuant to this settlement agreement, during the fourth quarter of 2006, Duquesne Light paid approximately $60 million, including interest to the Pennsylvania Department of Revenue. As of December 31, 2005, $35 million was included in other non-current liabilities on both Holdings’ and Duquesne Light’s consolidated balance sheets related to this matter. Duquesne Light recorded a net charge of $16.1 million pursuant to this settlement. Included in the payment and net charge discussed above, is $13.2 million of Pennsylvania Capital Stock and Gross Receipts Tax, which is included in taxes other than income taxes on both Holdings’ and Duquesne Light’s 2006 consolidated statements of income.

Duquesne Light Holdings

Deferred Tax Assets (Liabilities) as of December 31,

	(Millions of Dollars)
	2006	2005
Federal tax credits	$125.2	$121.1
Federal net operating losses	21.9	—
Capital loss carryforwards	—	17.5
State net operating losses	4.9	—
Legacy liabilities	15.6	12.0
Pension and benefit costs	54.4	79.2
Regulatory liability – pension	12.1	—
Derivative instruments	8.6	—
Other	34.8	35.8

Deferred tax assets	277.5	265.6

Property depreciation	(303.7)	(276.5)
Lease investments	(251.4)	(239.7)
Unamortized loss on reacquired debt	(18.1)	(19.2)
Regulatory asset – property	(93.2)	(93.0)
Regulatory asset – pension	(18.2)	—
Prepaid pension costs	(28.1)	(12.9)
Pension intangible assets	—	(17.7)
Derivative instruments	(2.9)	(16.2)
Other	(7.6)	(12.9)

Deferred tax liabilities	(723.2)	(688.1)

Net	$(445.7)	$(422.5)

As of December 31, 2006, the Company has Federal tax credit carryforwards of $125.2 million, including general business tax credit carryforwards of $71.8 million, which expire in varying amounts between 2012 and 2026 and alternative minimum tax credits of $53.4 million which do not expire.

For 2006, the Company incurred a Federal tax loss of approximately $63 million which will expire in 2026. The Company also recorded the benefit of $4.9 million of state tax net operating losses, most of which will expire in 15 to 20 years.

Income Tax Expense (Benefit)

	(Millions of Dollars) Year Ended December 31,
	2006	2005	2004
Current:
Federal	$(16.9)	$30.6	$14.4
State	20.4	9.0	7.3
Deferred:
Federal	21.8	15.0	10.3
State	(1.9)	2.4	(1.1)

Income Taxes	$23.4	$57.0	$30.9

Total income taxes differ from the amount computed by applying the statutory federal income tax rate to income before income taxes, as set forth in the following table.

Income Tax Expense Reconciliation

	(Millions of Dollars) Year Ended December 31,
	2006	2005	2004
Computed federal income tax statutory rate (35%)	$8.3	$49.5	$33.9
Increase (decrease) in taxes resulting from:
State income taxes, net of federal income tax benefits	2.1	8.3	4.7
State audit settlement	9.8	—	—
IRS audit settlement	7.8	—	—
State net operating losses	(4.9)	—	—
Worthless stock benefit	(3.8)	—	—
Tax credits	(7.7)	(11.2)	(15.2)
Non-deductible expenses	7.5	2.8	2.2
Other	4.3	7.6	5.3

Total Income Tax Expense	$23.4	$57.0	$30.9

Duquesne Light Company

Deferred Tax Assets (Liabilities) as of December 31,

	(Millions of Dollars)
	2006	2005
Pension and benefit costs	$53.8	$78.7
Legacy liabilities	15.6	12.0
Receivables	5.4	4.0
Regulatory liability – pension	12.1	—
Other	10.0	14.9

Deferred tax assets	96.9	109.6

Property depreciation	(300.0)	(281.2)
Unamortized loss on reacquired debt	(18.1)	(19.2)
Regulatory asset – property	(93.2)	(93.0)
Regulatory asset – pension	(18.2)	—
Prepaid pension costs	(28.1)	(12.9)
Pension intangible assets	—	(17.7)
Other	(9.1)	(7.8)

Deferred tax liabilities	(466.7)	(431.8)

Net	$(369.8)	$(322.2)

Income Tax Expense

	(Millions of Dollars) Year Ended December 31,
	2006	2005	2004
Current:
Federal	$(32.5)	$23.9	$33.8
State	16.5	6.0	7.0
Deferred:
Federal	29.1	10.3	4.5
State	5.5	2.3	(1.0)

Income Taxes	$18.6	$42.5	$44.3

Total income taxes differ from the amount computed by applying the statutory federal income tax rate to income before income taxes (after deducting dividends on preferred and preference stock), as set forth in the following table.

Income Tax Expense Reconciliation

	(Millions of Dollars) Year Ended December 31,
	2006	2005	2004
Computed federal income tax statutory rate (35%)	$5.2	$37.7	$36.9
Increase (decrease) in taxes resulting from:
State income taxes, net of federal income tax benefits	1.5	6.3	4.5
State audit settlement	9.8	—	—
Non-deductible expenses	2.9	2.8	2.2
Tax credits	(0.3)	(0.2)	(0.3)
Other	(0.5)	(4.1)	1.0

Total Income Tax Expense	$18.6	$42.5	$44.3

11.	Leases

We lease office buildings and other property and equipment.

Duquesne Light Holdings

Capital Leases as of December 31,

	(Millions of Dollars)
	2006	2005
Electric plant	$10.4	$10.1
Less: Accumulated amortization	(9.5)	(8.8)

Capital Leases – Net	$0.9	$1.3

Summary of Rental Expense

	(Millions of Dollars) Year Ended December 31,
	2006	2005	2004
Operating leases	$10.3	$9.2	$11.4
Amortization of capital leases	0.6	0.5	0.5
Interest on capital leases	0.1	0.2	0.2

Total Rental Expense	$11.0	$9.9	$12.1

Future Minimum Lease Payments

	(Millions of Dollars)
Year Ended December 31,	Operating Leases	Capital Leases
2007	$4.6	$0.8
2008	4.5	—
2009	4.5	—
2010	4.1	—
2011	4.0	—
2012 and thereafter	0.1	0.2

Total	$21.8	$1.0

Less: Amount representing interest		0.1

Present value		$0.9

Duquesne Light Company

Capital Leases at December 31,

	(Millions of Dollars)
	2006	2005
Electric plant	$10.1	$10.1
Less: Accumulated amortization	(9.4)	(8.8)

Capital Leases – Net	$0.7	$1.3

Summary of Rental Expense

	(Millions of Dollars)
	Year Ended December 31,
	2006	2005	2004
Operating leases	$8.8	$6.0	$7.2
Amortization of capital leases	0.6	0.5	0.5
Interest on capital leases	—	0.2	0.2

Total Rental Expense	$9.4	$6.7	$7.9

Future Minimum Lease Payments

	(Millions of Dollars)
Year Ended December 31,	Operating Leases	Capital Leases
2007	$4.1	$0.7
2008	4.0	—
2009	4.0	—
2010	3.6	—
2011	3.5	—
2012 and thereafter	—	—

Total	$19.2	$0.7

Less: Amount representing interest		—

Present value		$0.7

Future minimum lease payments for operating leases are related principally to certain corporate offices. Future minimum capital lease payments relate to a building.

12.	Share-Based Compensation

We adopted the provisions of SFAS No. 123R, “Share-Based Payment” (SFAS No. 123R) as of January 1, 2006, using the modified prospective application method. Upon adoption, we reclassified $1.8 million of unearned compensation to common stock. We had previously applied Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” through December 31, 2005. The effects on reported income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as required under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” are reflected in the following tables.

Duquesne Light Holdings

	(Millions of Dollars, Except Per Share Amounts) Year Ended December 31,
	2005	2004
Reported net income	$114.2	$87.0

Add:
Stock-based compensation determined under the intrinsic value method for all option awards, net of tax	0.9	1.1
Deduct:
Stock-based compensation determined under the fair value method for all option awards, net of tax	(2.2)	(0.9)

Pro forma net income	$112.9	$87.2

Basic earnings per share:
Reported	$1.47	$1.14
Pro forma	$1.45	$1.14

Diluted earnings per share:
Reported	$1.47	$1.14
Pro forma	$1.45	$1.14

Duquesne Light Company

	(Millions of Dollars) Year Ended December 31,
	2005	2004
Reported net income	$73.0	$67.8

Add:
Stock-based compensation determined under the intrinsic value method for all option awards, net of tax	0.3	0.4
Deduct:
Stock-based compensation determined under the fair value method for all option awards, net of tax	(1.4)	(0.4)

Pro forma net income	$71.9	$67.8

See Note 2 for information on the impact of the pending merger.

Under the 2002 Long-Term Incentive Plan, as amended (the 2002 Plan), the aggregate number of shares of common stock authorized for issuance is 3,690,468, and of this total, up to 700,000 shares may be issued as restricted shares. Shares issued for the plan will be funded out of existing treasury shares. The 2002 Plan permits the grant of stock option awards, alternative stock appreciation rights and dividend equivalent accounts, unvested restricted share awards and performance-based share awards to both employee and non-employee directors.

Stock options awarded to eligible employees will be granted at an option price not less than 100% of the fair market value of our common stock on the date of grant. All stock options to directors will be granted at an option price equal to 100% of the fair market value of our common stock on the date of grant. The 2002 Plan will terminate on December 31, 2011. Any stock options granted prior to January 1, 2002, are not affected by the adoption of the 2002 Plan, and are administered according to the prior Long-Term Incentive Plan (the Prior Plan). No new options may be granted under the Prior Plan.

STOCK OPTIONS

No stock option awards were granted in 2006, 2005 or 2004 to either employees or non-employee directors.

As of January 1, 2006, all outstanding stock options were exercisable and fully vested. The total cash received for options exercised during 2006 and 2005 was $0.8 million and $1.1 million. The intrinsic value of these options exercised was $0.2 million and $0.3 million for 2006 and 2005.

In June 2006, 151,329 options, including all 98,719 remaining stock appreciation rights (SARS) associated with the outstanding options, representing all outstanding option grants with exercise prices above $20 were canceled upon mutual agreement with the holders of the options. The consideration paid and incremental compensation expense incurred to cancel these options and associated SARS was not material. As of December 31, 2006, no SARS remained outstanding. In addition, 39,422 outstanding options were also forfeited during 2006.

The following tables summarize the transactions of our stock option plans for the three-year period ended December 31, 2006, and certain information about outstanding stock options as of December 31, 2006:

	Number of Options			Weighted Average Price
	2006	2005	2004	2006	2005	2004
Options outstanding, beginning of year	552,004	946,085	2,056,979	$23.10	$20.53	$24.39
Options granted	—	—	—	—	—	—
Options exercised	50,900	71,793	384,887	15.86	15.16	24.55
Options canceled/forfeited	190,751	322,288	726,007	36.46	17.34	29.32

Options outstanding, end of year	310,353	552,004	946,085	16.07	23.10	20.53

Options exercisable, end of year	310,353	552,004	659,985	16.07	23.10	22.93

Shares available for future grants, end of year	2,876,123	2,622,280	2,353,363

As of December 31, 2006, no stock appreciation rights (SARS) were outstanding. As of December 31, 2005 and 2004, previously issued SARS were outstanding in connection with 98,719 and 115,107 of options outstanding with weighted average exercise prices of $39.03 and $39.53. No SARS were issued during 2006, 2005 or 2004. No SARS were exercised in either 2006 or 2005 and 147,247 SARS were exercised in 2004.

The following table summarizes the options outstanding as of December 31, 2006.

Outstanding			Exercisable
Exercise Price Range	Number of Options	Average Remaining Life (In Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Under $20	310,353	5.5	$16.07	310,353	$16.07

UNVESTED RESTRICTED SHARE AWARDS

On November 10, 2003, 198,417 shares of nonvested Holdings stock with voting and dividend rights were issued to officers of Holdings. In 2005, an additional 14,000 shares were issued to officers of Holdings. The right to the shares is subject to continued employment. During 2004, 12,000 shares were forfeited, and an additional 2,900 shares were forfeited in 2006. The result was a reversal of $0.1 million of compensation expense in 2006. An equal portion of the total shares for each issuance are earned each year over the vesting period that ended on December 31, 2006. As of December 31, 2004, 2005 and 2006, 62,139, 65,039 and 70,339 shares were earned. As of December 31, 2006, no shares remain unvested. The market value of the nonvested stock at the grant dates was charged to stockholders’ equity and reflected as unearned compensation on the consolidated balance sheets of Holdings. This unearned compensation was charged evenly to expense over the vesting period. In 2006, 2005 and 2004, total compensation expense of $1.2 million, $1.1 million and $1.0 million was recognized. Associated tax benefits of $0.5 million, $0.4 million and $0.4 million were recorded for each period. Of the compensation expense amounts, $0.6 million, $0.6 million and $0.5 million was recorded at Duquesne Light for 2006, 2005 and 2004, with associated tax benefits of $0.3 million, $0.3 million and $0.2 million recorded in the same periods.

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

In June 2006, 6,660 shares of Holdings’ unvested stock were forfeited, resulting in a reversal of $0.1 million of compensation expense. The remaining unearned compensation is being charged evenly to expense over the vesting periods. For 2006, 2005 and 2004, compensation expense of $0.3 million, $0.4 million and $0.3 million was recognized. Associated tax benefits of $0.1 million, $0.2 million and $0.1 million were recorded for each period. As of December 31, 2006, unrecognized compensation cost associated with these shares was $0.6 million. The remaining compensation cost will be recognized through February 2013.

The following table summarizes the transactions related to unvested restricted share awards for 2006:

	Shares	Weighted Average Grant-Date Fair Value
Unvested shares, beginning of period	129,641	$18.27
Unvested shares granted	20,000	16.52
Shares vested	89,914	17.47
Unvested shares canceled/ forfeited	9,560	23.02

Unvested shares, end of period	50,167	17.97

PERFORMANCE BASED AWARDS

On January 1, 2003, 58,500 shares of Holdings stock were issued to officers as part of a performance award. As of December 31, 2005, all shares were forfeited, as Holdings’ total shareholder return (TSR) did not achieve its required TSR rank against the TSR of its peer group. No compensation expense was recorded in 2005 or 2004 by either Holdings or Duquesne Light.

On November 10, 2003, 387,400 shares of Holdings stock were issued to the same officers under a performance-based deferred stock unit award. In 2005, an additional 33,367 shares of Holdings stock were issued under the same award. Due to forfeitures, only 385,100 shares remained to be earned as of December 31, 2006. The right to the shares was subject to the achievement of specified performance goals related to earnings per share (EPS) from continuing operations and TSR over the defined performance period. At the end of the performance period, shares vest within a range of 0% to 100%, with no more than 50% of the shares subject to each performance target.

For the 50% of the shares subject to the EPS performance requirement, the EPS performance period commenced on January 1, 2004, and ended on December 31, 2006. This performance target was met, and 192,550 shares of stock were earned. This obligation was settled in cash in 2007, and accordingly this obligation was reflected in accrued compensation on the consolidated balance sheet of Holdings as of December 31, 2006. Beginning in January 2006, compensation expense was being charged evenly to expense for the portion of the award for which the requisite service period had not been rendered over the remaining service period as these shares were expected to vest. The weighted average grant date fair value of $16.79 per share for these shares was calculated as the closing share price on the respective grant dates. Holdings recorded compensation expense for this award of $1.1 million in 2006, with associated tax benefits of $0.5 million. Of these amounts $0.6 million was recorded at Duquesne Light, with an associated tax benefit of $0.3 million in 2006. No compensation expense was recorded in 2005 or 2004 by either Holdings or Duquesne Light. In November 2006, a modification to the terms of this award was made, in anticipation of the sale of the landfill gas business and the resulting classification of its results as discontinued operations. This classification change to discontinued operations made it probable that the performance target would not be met. The modification date fair value of $20.25 per share was calculated as the closing share price on the modification date. As a result of the modification, additional compensation expense was recognized in the fourth quarter of 2006. Holdings recorded additional compensation expense for this award of $2.8 million, with associated tax benefits of $1.1 million. Of these amounts, $1.7 million was recorded at Duquesne Light, with an associated tax benefit of $0.7 million.

The other 50% of the shares were subject to the TSR performance requirement, and the TSR performance period commenced on October 20, 2003, and ended on December 31, 2006. This performance target was not met, and no shares of stock were earned related to this award. The grant date fair value and compensation expense recorded by Holdings in 2006 was $0.1 million. Neither Holdings nor Duquesne Light recorded compensation expense for this portion of the award in either 2005 or 2004.

On January 1, 2004, 56,427 shares of Holdings common stock were granted to non-officers of Holdings under a performance-based restricted stock unit award. As of December 31, 2006, due to forfeitures, only 48,960 shares remained to be earned. The right to the shares was based upon Holdings’ TSR range against the TSR of its peer group, as defined, over a three year performance period that ended December 31, 2006. This performance target was not met, and no shares of stock were earned related to this award. The grant date fair value and compensation expense recorded by Holdings in 2006 was immaterial. Neither Holdings nor Duquesne Light recorded compensation expense for this award in either 2005 or 2004.

13.	Employee Benefits

PENSION BENEFITS

We maintain several qualified retirement plans and one unqualified plan to provide pensions for all eligible full-time employees. Upon retirement, an eligible employee receives a monthly pension based on his or her length of service and compensation. The cost of funding the pension plan is determined by the unit credit actuarial cost method. Our policy is to record this cost as an expense and to fund the pension plans by an amount that is at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, but which does not exceed the maximum tax-deductible amount for the year. Pension costs charged (credited) to expense or construction were $7.4 million for 2006, $(0.4) million for 2005, and $2.3 million for 2004.

During 2006, we approved amendments to the unqualified plan that provided for funding and a gross up for related tax liabilities. In December 2006, we funded the vested accumulated benefits, including the applicable tax gross-up. This funding, coupled with additional plan amendments made in early 2007, resulted in a 2006 curtailment and partial settlement of this plan, which increased pension cost by $3.7 million.

During 2005, we approved amendments to the pension plans which broadened the cash balance feature in the qualified plans, and updated the past service window period used in the calculation of pension benefits. These amendments caused an increase in the projected benefit obligation of $10.6 million as of December 31, 2005. As of December 31, 2005, we changed our assumption regarding the age at which certain terminated vested participants would elect to receive benefits under our pension plans based on our expectation that our historical experience would continue. The result was an increase in the projected benefit obligation of approximately $49 million.

During 2006, Duquesne Light made aggregate discretionary contributions of $27.5 million to the pension plans. In January 2005, Duquesne Light met its obligation, pursuant to the January 18, 2001 PUC order regarding Duquesne Light’s final generation asset sale proceeds accounting, by contributing $32.1 million to the pension plans. We made no cash contributions to our pension plans in 2004.

As a result of the distribution rate increase, Duquesne Light has committed to funding $20 million annually to its pension plans, provided that such funding does not exceed the maximum tax-deductible contribution allowed.

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

We accrue the actuarially determined costs of the postretirement benefits over the period from the date of hire until the date the employee becomes fully eligible for benefits. We have elected to amortize the transition obligation over a 20-year period.

The health care trend assumption used in the development of the fiscal 2006 expense was 9.5%, decreasing each year to an ultimate rate of 4.75% (reached in 2013). The health care trend assumption reflected in the December 31, 2006, SFAS No. 106 year-end disclosure, which will also be used in the development of fiscal 2007 expense, is 8.75%, decreasing 0.75% per year to an ultimate rate of 5.00% (reached in 2012).

Holdings follows the guidance of SFAS 87, “Employers’ Accounting for Pensions” and SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” when accounting for pension and postretirement benefits. In addition, Holdings adopted the recognition and measurement date provisions of SFAS 158, effective December 31, 2006.

SFAS 158 requires that a sponsor of defined benefit plans: (i) record an asset or liability to recognize the funded status of the plans in its consolidated balance sheet using a measurement date that corresponds with its fiscal year end, (ii) recognize in other comprehensive income, net of tax, gains and losses and prior service costs and credits, that arise during the period but are not currently recognized as a component of net periodic benefit cost, (iii) amortize gains and losses, prior service costs and credits, and transition assets or obligations recorded in accumulated other comprehensive income to net periodic benefit cost, and (iv) provide additional disclosures of, among other things, items deferred in accumulated other comprehensive income. In accordance with SFAS 158, accounting and related disclosures for 2004 and 2005 were not affected by the adoption of the new standard. The incremental impact of adopting of SFAS 158, resulted in the following increases (decreases) to the consolidated balance sheets of Holdings and Duquesne Light as of December 31, 2006.

	(Millions of Dollars)
	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
Regulatory assets	$—	43.8	43.8
Other non-current assets	65.5	2.2	67.7
Other current liabilities	—	(3.9)	(3.9)
Pension liability	(44.8)	(16.4)	(61.2)
Other postretirement benefits	(43.4)	(14.8)	(58.2)
Regulatory liability	—	(29.2)	(29.2)
Deferred income taxes	0.4	7.6	8.0
Accumulated other comprehensive loss (after-tax)	0.5	10.8	11.3

We use a December 31 measurement date for all of our pension and postretirement plans. All of our plans for postretirement benefits, other than pensions, have no plan assets. The following tables apply to both Holdings and Duquesne Light, and provide a reconciliation of the changes in the pension and postretirement plans’ benefit obligations and fair value of plan assets over the two-year period ended December 31, 2006, a statement of the funded status as of December 31, 2006 and 2005, and a summary of assumptions used in the measurement of our benefit obligations:

Funded Status of the Pension and Postretirement Benefit Plans as of December 31,

	(Millions of Dollars)
	Pension		Postretirement
	2006	2005	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$836.4	$750.3	$50.9	$52.7
Service cost	12.5	8.9	1.4	1.4
Interest cost	46.9	42.6	3.3	3.4
Plan participants’ contributions	—	—	0.6	0.5
Actuarial (gain) loss	(0.1)	62.4	10.5	(2.4)
Benefits paid	(40.4)	(38.4)	(4.6)	(4.7)
Plan amendments	3.1	10.6	—	—
Curtailment	(1.5)	—	—	—
Settlements	(3.1)	—	—	—

Benefit obligation at end of year	853.8	836.4	62.1	50.9

Change in plan assets:
Fair value of plan assets at beginning of year	759.8	715.8	—	—
Actual return on plan assets	116.5	50.3	—	—
Plan participants’ contributions	—	—	0.6	0.5
Employer contributions	27.5	32.1	4.0	4.2
Benefits paid	(40.4)	(38.4)	(4.6)	(4.7)
Settlements	(3.1)	—	—	—

Fair value of plan assets at end of year	860.3	759.8	—	—

Funded status at end of year	6.5	(76.6)	(62.1)	(50.9)
Unrecognized net actuarial loss	—	45.5	—	0.1
Unrecognized prior service cost	—	32.6	—	5.2
Unrecognized net transition obligation	—	—	—	4.9

Net recorded asset (liability)	$6.5	$1.5	$(62.1)	$(40.7)

Amounts reflected on the consolidated balance sheets of Holdings and Duquesne Light as of December 31,

	(Millions of Dollars)
	Pension		Postretirement
	2006	2005	2006	2005
Prepaid pension cost	$67.7	$31.2	$—	$—
Regulatory assets	43.8	—	—	—
Pension intangible assets	—	42.7	—	—
Accrued current benefit liability	—	(20.0)	(3.9)	—
Accrued non-current benefit liability	(61.2)	(92.8)	(58.2)	(40.7)
Regulatory liability	(29.2)	—	—	—
Deferred income taxes	0.2	16.8	7.8	—
Accumulated other comprehensive loss (after-tax)	0.3	23.6	11.0	—

Net recorded asset (liability)	$21.6	$1.5	$(43.3)	$(40.7)

Amounts recognized in accumulated other comprehensive loss as of December 31, 2006,

	(Millions of Dollars)
	Pension	Postretirement
Components
Transition obligation	$—	$4.1
Prior service cost	28.2	4.3
Accumulated (gain) loss	(13.1)	10.4

Accumulated other comprehensive loss (pre-tax)	$15.1	$18.8

Recorded as
Regulatory assets	$43.8	$—
Regulatory liability	(29.2)	—
Deferred income taxes	0.2	7.8
Accumulated other comprehensive loss (after-tax)	0.3	11.0

Accumulated other comprehensive loss (pre-tax)	$15.1	$18.8

We recorded an SFAS 71 regulatory asset and a regulatory liability for qualifying SFAS 158 costs of our regulated operations that for ratemaking purposes will be deferred for future recovery and refund.

The accumulated benefit obligation for all defined benefit pension plans was $829.7 million and $810.0 million as of December 31, 2006, and 2005.

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets as of December 31,

	(Millions of Dollars)
	Pension		Postretirement
	2006	2005	2006	2005
Projected benefit obligation	$785.4	$769.0	$62.1	$50.9
Accumulated benefit obligation	768.9	751.3	—	—
Fair value of plan assets	724.1	638.5	—	—

Weighted-Average Assumptions Used to Determine Projected Benefits Obligation as of December 31,

	Pension		Postretirement
	2006	2005	2006	2005
Discount rate	5.80%	5.70%	5.80%	5.70%
Assumed change in compensation levels	4.00%	4.00%	—	—
Ultimate health care cost trend rate	—	—	5.00%	4.75%

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for the Years Ended December 31,

	Pension Benefits		Postretirement
	2006	2005	2006	2005
Discount rate	5.70%	5.75%	5.70%	5.75%
Expected long-term return on plan assets	8.00%	8.00%	—	—
Rate of compensation increase	4.00%	4.00%	—	—
Ultimate health care costs trend rate	—	—	5.00%	4.75%

Components of Net Periodic Pension Cost for the Years Ended December 31,

	(Millions of Dollars)
	2006	2005	2004
Service cost	$12.5	$8.9	$8.1
Interest cost	46.9	42.6	42.2
Expected return on plan assets	(60.3)	(55.3)	(51.7)
Amortization of unrecognized net transition obligation	—	—	0.8
Amortization of prior service cost	4.4	3.4	3.4
Amortization of actuarial gain	0.2	—	(0.5)

Net periodic pension cost (gain)	3.7	(0.4)	2.3
Curtailment and settlement cost	3.7	—	—

Net cost after curtailment and settlement	$7.4	$(0.4)	$2.3

Components of Net Periodic Postretirement Cost for the Years Ended December 31,

	2006	2005	2004
Service cost	$1.4	$1.4	$1.1
Interest cost	3.3	3.4	3.0
Amortization of unrecognized net transition obligation	0.7	0.7	0.7
Amortization of prior service cost	0.9	1.0	1.0
Amortization of net loss	0.3	0.4	—

Net periodic postretirement cost	$6.6	$6.9	$5.8

Other Changes in Pension Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income for the Year Ended December 31,

2006
Total recognized in other comprehensive income	$39.5
Total recognized in net periodic pension cost and other comprehensive income	$32.1

Other Changes in Postretirement Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income for the Year Ended December 31,

2006
Total recognized in other comprehensive income	$—
Total recognized in net periodic postretirement cost and other comprehensive income	$6.6

The estimated net loss and prior service cost for the Pension Plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost (gain) in 2007 are $(0.2) million and $4.0 million, respectively. The estimated net loss, prior service cost and transition obligation amounts for the Postretirement Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2007 are $0.4 million, $1.0 million and $0.7 million, respectively.

Effect of a One Percent Change in Health Care Cost Trend Rates as of December 31, 2006

	(Millions of Dollars)
	One Percent Increase	One Percent Decrease
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$0.5	$(0.4)
Effect on the health care component of the accumulated postretirement benefit obligation	$4.4	$(4.0)

Expected Rate of Return On Plan Assets and Investment Policy

We used an 8.00% expected long-term rate of return on plan assets in determining the 2006 and 2005 net periodic benefit cost. We developed the long-term rate of return using a building block approach, taking into account the target asset class allocations contained in the table below as well as the investment management mix. Under this approach, current market factors such as inflation, interest rates, asset class risks and asset class returns are evaluated and considered before long-term capital market assumptions are determined. Long-term historical returns and relationships between the asset classes are reviewed to verify reasonability and appropriateness. The long-term rate of return is established through this building block approach with proper consideration of diversification to reduce volatility of expected return.

Asset Category	Target Investment Allocation
Equity securities	25% - 70%
Fixed income securities	25% - 55%
Real estate investments	0% - 15%
Other investments	0% - 10%

Pension Plan Assets

The pension plan weighted-average asset allocations by asset category are as follows:

	Plan Assets as of December 31,
Asset Category	2006	2005
Equity securities	60.4%	60.5%
Fixed income securities	28.1%	25.5%
Real estate investments	8.5%	11.4%
Other investments	3.0%	2.6%

Total	100.0%	100.0%

Pension plan assets as of December 31, 2006 and 2005, do not include any common stock of either Holdings or Duquesne Light.

Expected Benefit Payments for Future Years

The following benefit payments (shown net of postretirement plan participants’ contributions), which reflect expected future service as appropriate, are expected to be paid:

	(Millions of Dollars)
Year	Pension	Postretirement
2007	$40.4	$3.9
2008	39.1	4.3
2009	39.4	4.7
2010	40.1	5.1
2011	42.1	5.8
2012 - 2016	227.9	33.0

RETIREMENT SAVINGS PLANS

There are separate 401(k) retirement savings plans for our management and IBEW-represented employees.

The Holdings 401(k) Retirement Savings Plan provides for employer contributions that vary by Holdings subsidiary. These contributions may include one or more of the following: a participant base match, automatic contributions, and a participant incentive match, if certain targets are met. The incentive match was achieved in 2004 but not in 2005 and 2006. In 2006, a discretionary one-time contribution of $0.4 million was made to the plan for employees who contributed to the plan and were eligible for the annual incentive match. We have been funding our automatic and matching contributions to this plan through an ESOP established in December 1991. (See Note 16.) Compensation costs charged to expense or construction related to this 401(k) plan were $1.4 million, $0.9 million and $1.3 million in 2006, 2005 and 2004 at Holdings and $1.2 million, $0.7 million and $1.2 million in 2006, 2005 and 2004 at Duquesne Light.

The Duquesne Light 401(k) Retirement Savings Plan for IBEW Represented Employees provides that Duquesne Light will match employee contributions with a base match and an additional incentive match (paid in Holdings common stock), if certain targets are met. The incentive match was achieved in 2004 but not in 2005 and 2006. In 2006, a discretionary one-time contribution of $0.3 million was made to the plan for IBEW employees who contributed to the plan and were eligible for the annual incentive match. Duquesne Light recognized compensation expense of $0.7 million, $0.4 million and $1.0 million in 2006, 2005 and 2004 related to this plan.

14.	Commitments and Contingencies

GUARANTEES

As part of DQE Financial’s investment portfolio in seven affordable housing funds, we have received fees in exchange for guaranteeing a minimum defined yield to third-party investors. We entered into these transactions between 1995 and 1999 because of the attractive risk/reward characteristics available to guarantors. This group of guarantees will expire by 2015. In the event the underlying affordable housing properties do not generate the necessary minimum yield before their expiration, we will make cash payments necessary to achieve the minimum yield. The original amount guaranteed was approximately $250 million, and has declined as investors have earned the guaranteed returns. We estimate the maximum potential amount of undiscounted future payments that we could be required to make under the guarantees if the investors earn no future returns was $19.6 million at December 31, 2006. Currently, we are projecting two funds with a deficit balance as of the guarantee pay date on December 31, 2013. If this deficit balance was funded on December 31, 2006, the amount needed to cover this shortfall would be approximately $0.3 million.

In connection with the sale of six synthetic fuel facilities in 2000 by our indirect subsidiary, Duquesne Energy, Inc., we agreed to guarantee the subsidiary’s obligation under the sales agreement to indemnify the purchaser against breach of warranties, representations or covenants. The guarantee generally extends up to six years or otherwise as stipulated under statute of limitations, based on the expiration of the underlying warranty, representation, or covenant. We have determined our exposure to be limited, as both legal and factual representations and warranties have been primarily limited to matters within the control and knowledge of our subsidiary. As such, no liability has been recorded on the consolidated balance sheets.

In connection with DES’ sale of an investment in an energy facility management project in 2005, DES provided the buyer with a guarantee that DES will repay a portion of the purchase price if the counterparty to the management contract terminates the contract for convenience, as defined by the agreement (the Repayment Guarantee). As of December 31, 2006, the maximum Repayment Guarantee amount is approximately $3.4 million. The Repayment Guarantee is reduced daily, based on the passage of time, through January 1, 2016, at which time the Repayment Guarantee expires. The estimated liability for the fair value of the Repayment Guarantee is not material.

Holdings has guaranteed portions of the obligations of Duquesne Power under its energy commodity contracts in order to use Holdings’ stronger credit profile to obtain better pricing and contract terms for Duquesne Power. In general, if Duquesne Power is required to make a payment under these contracts and fails to do so, Holdings would be required to make such payment. The notional value of the contracts (and consequently the guarantee amounts) changes as additional energy commodities are bought or sold, and as Duquesne Power pays for its energy commodity deliveries. As of December 31, 2006, the maximum amount of Holdings’ payment guarantee related to the energy and capacity obligations totaled $689.8 million, or approximately 88.0%, of the total remaining notional value under these contracts. In addition, Holdings guarantees Duquesne Power’s obligations to deliver energy under the energy sales contracts, to the extent that Duquesne Power would be obligated to compensate the counterparty for the difference in the counterparty’s cost to procure the energy and the contract price. As of December 31, 2006, no guarantee amount has been recorded as a liability on the consolidated balance sheets. In addition, Holdings posts collateral on behalf of Duquesne Power as needed under the energy commodity contracts. As of December 31, 2006, no collateral was outstanding.

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

EMPLOYEES

Duquesne Light is a party to a labor contract with the International Brotherhood of Electrical Workers, which represents 71% of Duquesne Light’s approximately 1,400 employees. This contract expires in September 2010.

SECTION 45K TAX CREDITS AND SYNTHETIC FUEL

Holdings recognizes Section 45K tax credits from DQE Financial’s investment in a synthetic fuel partnership.

Section 45K tax credits are subject to a phase-out provision that reduces tax credits as the average annual wellhead price per barrel of domestic crude oil increases into an inflation-adjusted phase-out range. During 2006, we estimated the average annual wellhead price per barrel of domestic crude oil based on the actual NYMEX price per barrel of domestic crude oil through December 2006. We also estimated the phase-out range for Section 45K tax credits based on the actual 2005 phase-out range, and an estimated inflation factor. This resulted in an estimated annual phase-out of Section 45K tax credits for 2006 at an approximate 34% level as of December 31, 2006, which led to a $3.3 million reduction in tax credits recognized in 2006 from our Financial business segment. During 2006, after recording the effects of the estimated phase-out described above, we recorded $6.4 million of Section 45K tax credits.

As a result of the estimated phase-out of Section 45K tax credits, effective July 17, 2006, we elected to temporarily cease participation in the synthetic fuel limited partnership interest held by DQE Financial. Effective October 30, 2006, due to the subsequent decrease in the estimated phase-out, we elected to resume our participation in the synthetic fuel limited partnership interest.

If 2007 domestic crude oil prices mimic the high level of 2006, the annual tax credits to be generated from DQE Financial’s investment in the synthetic fuel partnership may be substantially reduced or eliminated.

DES operates synthetic fuel facilities for a single customer, earning fees based on production.

Earnings in 2006 from the operation of synthetic fuel facilities were approximately $15.7 million, which could also be substantially reduced if the operation of these facilities is curtailed. Earnings from the operation of these facilities, once earned, are not subject to repayment for any Section 45K tax-credit phase-out.

DES agreed to price concessions with the facilities owner for the synthetic fuel processed during August through December 2006. In addition, August production volumes were also reduced, at the owner’s request, to approximately 75% of the aggregate budgeted production levels as a result of the anticipated phase-out. The concessions were agreed to because, without them, the synthetic fuel facilities may have ceased operations. The price concessions also include a true-up provision that could be payable to DES based in part on the actual 2006 Section 45K credit information to be published by the IRS in April 2007. We do not, however, anticipate a reduction in the price concessions that were granted to the facility owners. (See Note 23.)

FUEL SUPPLY COMMITMENTS

As a result of the purchase of the undivided interests in the two coal-fired power plants, Duquesne Generation is responsible for financing its proportionate share of the plants’ operating and capital costs, which include future commitments related to fuel supply contracts for each of the plants. As of December 31, 2006, Duquesne Generation’s proportionate share of future commitments under these fuel contracts totaled $36.7 million. The contracts expire in varying amounts through 2012.

OTHER

Legacy Liabilities

In 1992, the Pennsylvania Department of Environmental Protection (DEP) issued Residual Waste Management Regulations governing the generation and management of non-hazardous residual waste, such as coal ash. Following the generation asset divestiture, Duquesne Light retained certain facilities that remain subject to these regulations. We have assessed our residual waste management sites, and the DEP has approved our compliance strategies. As of December 31, 2006 and 2005, the expected costs of compliance were approximately $4 million with respect to sites we continue to own. These costs were recovered in the CTC.

Duquesne Light also owns the closed Warwick Mine, located along the Monongahela River in Greene County, Pennsylvania. This property had been used in the electricity supply business segment. Duquesne Light has been selling unused portions of the property and will continue to do so. As of December 31, 2006 and 2005, Duquesne Light’s estimated liability for closing the Warwick Mine, including final site reclamation, mine water treatment and certain healthcare liabilities, was approximately $34 million and $26 million. The increase in the liability was primarily as a result of an actuarial study that showed future health care costs would be higher than projected at the end of 2005.

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

Prior to divesting its former operations, AquaSource entered into various consent agreements regarding certain environmental compliance matters. In connection with divesting its former operations, AquaSource assigned these consent agreements to the relevant purchasers. AquaSource has agreed to indemnify the purchasers of its former operations for certain pre-closing environmental liabilities.

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

We do not believe that any of AquaSource’s indemnity obligations described above will have a material effect on Holdings’ financial position, results of operations or cash flows.

15.	Long-Term Debt

Long-Term Debt as of December 31,

	(Millions of Dollars) Principal Outstanding
	Interest Rate	Maturity	2006	2005
Duquesne Light first mortgage bonds (a)	5.7%-6.7%	2008-2032	$540.0	$540.0
Duquesne Light pollution control notes (b)	4.05%-4.35%	2011-2013	97.9	97.9
Duquesne Light Revolver borrowings (c)			44.2	—
Holdings’ senior notes	5.5%-6.25%	2015-2035	320.0	320.0
Holdings term note (d)	Variable	2011	200.0	—
Holdings miscellaneous			1.3	1.6
Less: Unamortized debt discount and premium – net (e)			(1.2)	(1.4)
Current maturities			(0.2)	(0.3)

Total Long-Term Debt			$1,202.0	$957.8

(a)	Excludes first mortgage bonds issued to secure pollution control notes.
(b)	Secured by an equal principal amount of first mortgage bonds.
(c)	See discussion below.
(d)	The 2006 average rate was 6.1%.
(e)	Relates to Duquesne Light debt.

Holdings. As of December 31, 2006, maturities of long-term debt outstanding for the next five years were $0.3 million, $40.3 million, $0.3 million, $0.3 million and $248.1 million.

Total interest and other charges were $76.7 million in 2006, $62.5 million in 2005 and $62.9 million in 2004. Interest costs attributable to debt were $70.0 million, $55.3 million and $57.1 million in 2006, 2005 and 2004. Included in the 2004 interest costs attributable to debt is $3.1 million related to the 8 3/8% Monthly Income Preferred Securities (MIPS). Of the interest costs attributable to debt, $1.2 million, $0.7 million and $0.8 million in 2006, 2005 and 2004 were capitalized as AFC. Debt discount or premium and related issuance expenses are amortized over the lives of the applicable issues. (See Note 1.)

As of December 31, 2006, the fair value of long-term debt, including current maturities, estimated on the basis of quoted market prices for the same or similar issues, or current rates offered for debt of the same remaining maturities, was $1,216.8 million. The principal amount, excluding unamortized discounts and premiums, is $1,203.4 million as of December 31, 2006.

As of December 31, 2006 and 2005, we were in compliance with all of our debt covenants.

On September 1, 2006, we entered into a $200 million variable interest rate unsecured term loan facility to fund certain minority interests and transaction costs related to the Keystone and Conemaugh power plant acquisition (see Note 4) and for general corporate purposes. The final maturity date is September 1, 2011. However, in the event the merger is not consummated or in the event the merger is consummated but not with the proceeds of the acquisition debt to be raised by the Macquarie Consortium to finance the merger, we must prepay the term loan facility on the one-year anniversary of the date that is earliest to occur of (i) January 5, 2008, (ii) the date of termination of the merger agreement, and (iii) the date of consummation of the merger other than with the proceeds of acquisition debt.

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

During August 2005, we issued $200 million of 5.5% senior notes due August 15, 2015 and $120 million of 6.25% senior notes due August 15, 2035. Proceeds were used to repay the $250 million intercompany loan with Duquesne Light and approximately $37 million of variable rate borrowings under our credit facility. The remaining balance was used for general corporate purposes.

In October 2004, DQE Capital fully redeemed its $100 million of 8.375% Public Income Notes, due 2039, at par. A $1.9 million after-tax charge related to the write-off of the unamortized, original issue costs was recorded.

Duquesne Light As of December 31, 2006, maturities of long-term debt outstanding for the next five years were zero in 2007, $40.0 million in 2008, zero in 2009 and 2010 and $47.9 million in 2011.

Total interest and other charges were $41.5 million in 2006, $48.0 million in 2005 and $46.2 million in 2004. Interest costs attributable to debt were $41.8 million, $47.4 million and $45.6 million in 2006, 2005 and 2004. Included in the 2004 interest costs attributable to debt is $3.1 million related to the MIPS. Prior to the July 2003 adoption of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” MIPS dividend requirements were shown separately on the consolidated statements of income. Of the interest costs attributable to debt, $1.2 million in 2006, $0.7 million in 2005 and $0.8 million in 2004 were capitalized as AFC. The unamortized debt discount is amortized over the lives of the applicable issues. (See Note 1.)

As of December 31, 2006, the fair value of long-term debt, including current maturities, estimated on the basis of quoted market prices for the same or similar issues, or current rates offered for debt of the same remaining maturities, was $698.3 million. The principal amount, excluding unamortized discounts and premiums, is $682.1 million as of December 31, 2006.

On January 3, 2007, Duquesne Light sold $44.2 million of the PCRBs that it had purchased during the third quarter of 2005. The bonds bear a fixed rate of interest of 4.50%, will mature on November 1, 2029 and are subject to redemption, in whole or in part, on or after January 1, 2017 at redemption price of 100%. Proceeds were used to repay the $44.2 million of revolver borrowings listed in the table above. (See Note 9.)

In the third quarter of 2005, Duquesne Light used the proceeds received from the repayment of the Holdings’ intercompany loan plus available cash to purchase at par upon mandatory tender $320.1 million of variable rate PCRBs with maturity dates ranging from 2020 to 2033. The purchased bonds are presented as extinguished debt in conformity with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

In May 2004, Duquesne Light issued $200 million of 5.7% first mortgage bonds (due 2014). Proceeds were used to redeem $75 million of MIPS, repay $40 million of outstanding revolving credit facility borrowings and replenish working capital.

During 2004, pursuant to the terms of MIPS, Duquesne Light redeemed $151.5 million of its 8 3/8% Subordinated Deferrable Interest Debentures, Series A, due May 31, 2044 (Subordinated Debentures) held by Duquesne Capital, L.P., a special purpose subsidiary of Duquesne Light. Duquesne Capital simultaneously redeemed $150 million principal amount of its MIPS.

16.	Preferred and Preference Stock

Preferred and Preference Stock as of December 31,

	(Millions of Dollars)
	2006			2005
	Call Price Per Share	Shares	Amount	Shares	Amount
Preferred Stock Series of Subsidiaries:
Duquesne Light 3.75% (a)	$51.00	148,000	$7.4	148,000	$7.4
Duquesne Light 4.00% (a)	51.50	549,709	27.5	549,709	27.5
Duquesne Light 4.10% (a)	51.75	119,860	6.0	119,860	6.0
Duquesne Light 4.15% (a)	51.73	132,450	6.7	132,450	6.7
Duquesne Light 4.20% (a)	51.71	100,000	5.0	100,000	5.0
Duquesne Light $2.10 (a)	51.84	159,400	8.0	159,400	8.0
Duquesne Light 6.50% (a)	50.00	1,500,000	75.0	1,500,000	75.0

Total Preferred Stock of Subsidiaries			$135.6		$135.6

Preference Stock Series of Subsidiaries:
Duquesne Light Plan Series A (b)		337,034	11.9	374,615	13.3

Deferred ESOP benefit			(0.1)		(2.4)

Total Preferred and Preference Stock			$147.4		$146.5

(a)	4,000,000 authorized shares; $50 par value; cumulative; $50 per share involuntary liquidation value.
(b)	8,000,000 authorized shares; $1 par value; cumulative; $35.50 per share liquidation value; annual dividends of $2.80 per share.

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

Holders of Duquesne Light’s preference stock are entitled to receive cumulative quarterly dividends, if dividends on all series of preferred stock are paid. If six quarterly dividends on any series of preference stock are in arrears, holders of the preference stock are entitled to elect two of Duquesne Light’s directors until all dividends have been paid. As of December 31, 2006, Duquesne Light had made all dividend payments.

Outstanding Duquesne Light preferred stock is generally callable on notice of not less than 30 days, at stated prices plus accrued dividends. The outstanding preference stock is callable at the liquidation price plus accrued dividends. None of the Duquesne Light preferred or preference stock issues has mandatory purchase requirements.

Preferred and preference dividends of Holdings and its affiliates included in interest and other charges were $7.9 million, $8.0 million and $6.9 million in 2006, 2005 and 2004. Total preferred and preference stock had involuntary liquidation values of $147.4 million and $148.8 million, which exceeded par by $11.6 million and $12.9 million as of December 31, 2006 and 2005.

Preferred and preference dividends of Duquesne Light were $7.9 million, $8.0 million and $6.6 million in 2006, 2005 and 2004. Total preferred and preference stock had involuntary liquidation values of $147.4 million and $148.8 million, which exceeded par by $11.6 million and $12.9 million as of December 31, 2006 and 2005.

We have an Employee Stock Ownership Plan (ESOP) to provide matching contributions for the Holdings 401(k) Retirement Savings Plan. (See Note 13.) We issued and sold 845,070 shares of

Duquesne Light preference stock, plan series A, to the trustee of the ESOP. As consideration for the stock, we received a note valued at $30 million from the trustee. The preference stock has an annual dividend rate of $2.80 per share, and each share of the preference stock is exchangeable for the greater of one and one-half shares of Holdings common stock or $35.50 worth of Holdings common stock. Dividends on the preference stock and cash contributions from Holdings are used to fund the repayment of the ESOP note. We made cash contributions of approximately $0.5 million, $0.2 million and $0.5 million for 2006, 2005 and 2004. These cash contributions were the difference between the ESOP debt service and the amount of dividends on ESOP shares ($1.0 million, $1.1 million and $1.2 million in 2006, 2005 and 2004). As shares of preference stock are allocated to the accounts of participants in the ESOP, we recognize compensation expense, and the amount of the deferred compensation benefit is amortized.

17.	Equity

Holdings.

Changes in the Number of Shares of Holdings Common Stock Outstanding as of December 31,

	(Millions of Shares)
	2006	2005	2004
January 1	78.0	77.0	75.4
Issuances	9.6	1.0	1.6

December 31	87.6	78.0	77.0

On August 11, 2006, Holdings sold an aggregate of 8.8 million shares of common stock to the Purchasers for an aggregate price of $141.4 million. (See Note 2.)

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

No part of the retained earnings of Holdings was restricted at December 31, 2006.

During 2006, we paid total common stock dividends of $81.7 million (including $1.2 million paid to Duquesne Light), and of this amount, $10.2 million was reinvested to purchase approximately 592,000 shares of treasury stock for those shareholders who participated in our Dividend Reinvestment and Direct Stock Purchase Plan (DRIP).

Also during 2006, we issued approximately 123,000 shares of treasury stock for purchases made by shareholders under our DRIP.

During 2005, we paid total common stock dividends of $78.7 million (including $1.2 million paid to Duquesne Light), and of this amount, $10.4 million was reinvested to purchase approximately 570,000 shares of treasury stock for those shareholders who participated in our DRIP.

Also during 2005, we issued approximately 199,000 shares of treasury stock for purchases made by shareholders under our DRIP and 352,244 shares as a result of the conversion of Holdings preferred stock.

During 2004, we paid total common stock dividends of $76.1 million (including $1.2 million paid to Duquesne Light), and of this amount, $10.5 million was reinvested to purchase approximately 556,000 shares of treasury stock for those shareholders who participated in our DRIP.

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

Accumulated other comprehensive income consists of unrealized holding gains and losses on interest rate and cash flow hedging instruments and adjustments to the minimum pension liability.

Duquesne Light. In July 1989, Duquesne Light became a wholly owned subsidiary of Holdings,

whose common stock replaced the outstanding shares of Duquesne Light’s common stock, except for the 10 shares Holdings owns.

Payments of dividends on Duquesne Light common stock may be restricted by obligations to holders of its preferred and preference stock, pursuant to its Restated Articles of Incorporation. No dividends or distributions may be made on Duquesne Light’s common stock if it has not paid dividends on its preferred or preference stock. Dividends may also be effectively limited by the terms of certain financing agreements. As of December 31, 2006, $242.2 million of net assets at Duquesne Light were restricted from transfer to Holdings under certain debt covenants. Further, the aggregate amount of common stock dividend payments or distributions may not exceed certain percentages of net income, if the ratio of total common shareholder’s equity to total capitalization is less than specified percentages. No part of Duquesne Light’s retained earnings was restricted as of December 31, 2006.

During 2006, 2005 and 2004, Duquesne Light paid dividends on common stock to Holdings of zero, $20 million and $71 million.

In February 2006, Holdings made equity contributions of $27.6 million to Duquesne Light as part of an agreement with the PUC. This amount represents the difference in interest that would have been charged on a note to Holdings had the interest rate not been lowered during the term of the note.

During 2005, Holdings made equity contributions to Duquesne Light totaling $82.5 million.

Accumulated other comprehensive income consists of unrealized gains or losses on available for sale investments and adjustments to the minimum pension liability.

18.	Discontinued Operations

Pursuant to agreements entered into as well as our subsequent sale of our investments in our landfill gas business, AquaSource and Pro Am, these subsidiaries have been reflected as discontinued operations in the consolidated financial statements.

LANDFILL GAS

On December 29, 2006, DQE Financial closed on the sale of its landfill gas business to Blue Wolf Energy Holdings LLC for a purchase price of approximately $102 million, which reflects certain anticipated closing and post-closing adjustments with respect to indebtedness, working capital, capital expenditures, put options and the unwinding of certain hedging arrangements.

We received $60 million in cash on December 29, 2006. The buyer signed a demand note for the remaining $41.8 million. The note was paid in full on January 2, 2007.

The purchase agreement contains customary representations and warranties of DQE Financial with respect to contracts, permits, taxes, litigation, benefit plans, labor matters and environmental matters. The purchase agreement also contains certain customary covenants, including, among others, covenants regarding the operations prior to the closing, covenants to obtain all necessary regulatory approvals and other consents, covenants regarding employees of the business, and covenants not to own or operate a landfill gas-to-energy business for two years after closing.

The purchase agreement also includes customary indemnification provisions that are applicable after the closing.

The effective tax rate of our landfill gas business was impacted by Section 45K tax credits. These tax credits were $6.9 million, $9.6 million and $10.1 million in 2006, 2005 and 2004.

AQUASOURCE

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

In 2003, AquaSource sold various other operations for $17.7 million, though subsequent purchase price adjustments reduced the net amount to $16.3 million. Of the total purchase price, $3.3 million was in the form of a personally guaranteed promissory note, which was paid in full in January 2005. Also during 2003, we spent approximately $16.8 million for water utility construction prior to the sale of AquaSource.

In connection with the assignment of certain rights to a previous construction contract, AquaSource received $1.7 million in January 2006 in settlement of a receivable that had been previously fully reserved. This amount is included on Holdings’ consolidated balance sheet as a current asset from discontinued operations as of December 31, 2005.

PRO AM

On December 13, 2002, we sold Pro Am’s propane distribution business to Ferrellgas Partners, L.P., for approximately $42 million, $32 million of which was paid in cash at the closing. We received an unsecured note for the remaining $10 million, which matured on December 13, 2003. We collected $9.4 million in full settlement of this note.

The following table summarizes income statement data from discontinued operations:

	(Millions of Dollars) Year Ended December 31,
	2006	2005	2004
Revenues	$49.5	$50.3	$34.7

Operating Results, net of tax of $(1.0), $(4.0), and $(9.9)	$16.5	$18.7	$13.0
Gain from sale, net of tax of $16.7, $0.8, and $0.4	29.5	1.3	0.7

Income from Discontinued Operations	$46.0	$20.0	$13.7

The following table summarizes major assets and liabilities of discontinued operations:

	(Millions of Dollars) As of December 31,
	2006	2005
Other current assets	$0.2	$12.5
Long-term investments	—	9.9
Property and equipment, net	—	15.5
Other non-current assets	—	10.5
Other current liabilities	3.0	19.9
Other non-current liabilities	—	5.2

19.	Duquesne Light Transactions With Affiliates

As a wholly owned subsidiary of Holdings, Duquesne Light has various transactions with its parent company and affiliates.

Duquesne Light generally pays quarterly dividends to Holdings. During 2005, Duquesne Light embarked on a significant capital expenditure program, and began retaining more of its earnings than in prior years. As of December 31, 2006 and 2005, Duquesne Light’s dividend payable to Holdings was zero.

Duquesne Light participates in a tax sharing arrangement with Holdings to provide, among other things, for the payment of taxes for periods during which Holdings and Duquesne Light are included in the same consolidated group for federal tax purposes. Duquesne Light shares in the consolidated tax liability to the extent of its income or loss for the year. (See Note 10.) As of December 31, 2006 and 2005, Duquesne Light’s tax receivable from Holdings under this arrangement was $39.6 million and $6.0 million and was included in receivable from or payable to affiliates on Duquesne Light’s consolidated balance sheets.

Following the sale of generation assets in 2000, Duquesne Light loaned $250 million of the sale proceeds to Holdings. Duquesne Light recorded interest income from Holdings on this note until its redemption in 2005.

Duquesne Light participated in a cash pool arrangement with DQE Capital, until November 2005, and earned interest income on available cash that was deposited with DQE Capital. As a holder of Holdings common stock, Duquesne Light receives dividend income from Holdings.

Duquesne Light charges an administrative fee to Holdings and its affiliates based on an allocation method that considers the cost of actual or estimated services performed and other expenses incurred on behalf of Holdings or its affiliates. Following the sale of several of Holdings’ non-complementary businesses, administrative cost allocations to affiliates is lower in 2005 as compared to 2004. In 2006 Holdings began charging an administrative fee to Duquesne Light, as well as its other subsidiaries.

Duquesne Light collects pole and duct revenue from its communications affiliate and pays the same affiliate for the rental of communication fiber. Duquesne Light purchases energy for its internal use from Duquesne Light Energy, and collects transmission revenues from the same affiliate.

During 2005, Duquesne Light’s former subsidiary, Duquesne Power, made wholesale sales of energy to Duquesne Light Energy and incurred interest expense to Holdings on a working capital note. On December 31, 2005, Duquesne Light made a $17.7 million non-cash dividend to Holdings through the transfer of its subsidiary, Duquesne Power. This entity was subsequently distributed to another Holdings subsidiary. This transfer effectively eliminated the net income in Duquesne Light’s supply segment after 2005. As of December 31, 2006 and 2005, Duquesne Light’s payable to Duquesne Power for energy supplied under the full-requirements contract was $49.0 million and $46.2 million and was included in payable to affiliates on Duquesne Light’s consolidated balance sheets.

Certain of Duquesne Light’s revenues and expenses relate to transactions with Holdings and its affiliates, including the following:

	(Millions of Dollars) Year Ended December 31,
	2006	2005	2004
Revenues and Other Income:
Interest income	$0.1	$10.1	$14.3
Dividend income from Holdings common stock	1.2	1.2	1.2
Wholesale energy sales	—	45.1	—
Transmission revenue	3.2	1.8	—
Duct and pole rental revenue	1.3	1.2	1.1

Expenses:
Purchased power	$346.3	$—	$—
Administrative cost allocations (a)	(5.5)	(2.6)	(8.8)
Interest on Power’s note with Holdings	—	1.0	—
Rental of communication fiber	1.0	0.5	0.4
Company use energy	1.5	1.5	—

(a)	Allocated labor charges include the associated fringe benefits, including pension and health care costs.

20.	Supplemental Cash Flow Disclosure

Non-cash investing activity in 2006 at Holdings included the receipt of a $41.8 million demand note as part of the 2006 sale of our landfill gas business. Non-cash investing activity in 2006 at both Holdings and Duquesne Light consisted of a $0.5 million increase in accounts payable related to construction expenditures.

Non-cash activity related to the pension plans in 2006 consisted of a $37.1 million increase in prepaid pension costs, a $42.7 million decrease in pension intangible assets, a $43.8 million increase in pension regulatory assets, a $12.1 million decrease in pension liabilities, a $29.2 million increase in pension regulatory liabilities, a $8.8 million increase in deferred income taxes and a $12.3 million increase in accumulated other comprehensive income.

Non-cash investing activity in 2005 at both Holdings and Duquesne Light consisted of a $21.7 million increase in accounts payable related to construction expenditures. Non-cash financing activity in 2005 at Duquesne Light consisted of a $17.7 million non-cash dividend of a subsidiary to Holdings. The subsidiary’s balance sheet consists primarily of derivative assets and liabilities and the related deferred tax liabilities and accumulated other comprehensive income.

Non-cash activity related to the pension plans in 2005 consisted of a $5.1 million increase in prepaid pension costs, a $36.9 million increase in pension intangible assets, a $82.4 million increase in pension liabilities, a $16.8 million decrease in deferred income taxes and a $23.6 million decrease in accumulated other comprehensive income.

Non-cash activity related to the pension plans in 2004 consisted of a $4.5 million increase in prepaid pension costs, a $5.8 million increase in pension intangible assets and a $10.3 million increase in pension liabilities.

Holdings Changes in Working Capital Other than Cash (a) for the Year Ended December 31,

	(Millions of Dollars)
	2006	2005	2004
Receivables	$(30.1)	$(13.4)	$(10.9)
Other current assets	(2.2)	5.6	3.7
Accounts payable	9.0	(21.0)	(12.8)
Other current liabilities	(59.8)	9.8	11.5

Total	$(83.1)	$(19.0)	$(8.5)

(a)	The amounts shown exclude the effects of acquisitions and dispositions.

Duquesne Light Changes in Working Capital Other than Cash (a) for the Year Ended December 31,

	(Millions of Dollars)
	2006	2005	2004
Receivables	$(50.3)	$(18.7)	$(5.7)
Other current assets	(2.4)	(4.3)	3.4
Accounts payable	14.5	(20.7)	(3.8)
Other current liabilities	(5.3)	5.3	(48.7)

Total	$(43.5)	$(38.4)	$(54.8)

(a)	The amounts shown exclude the effects of the transfer of the subsidiary.

21.	Business Segments and Related Information

Duquesne Light reports the following business segments: (1) transmission and distribution of electricity (electricity delivery business segment) and (2) supply of electricity by Duquesne Light, which is our POLR business, and, in 2005, included Duquesne Power (Duquesne Light supply business segment).

Holdings reports the following business segments: (1) transmission and distribution of electricity (electricity delivery business segment), (2) supply of electricity, which includes Duquesne Light’s supply segment, DLE, Duquesne Power and, beginning September 1, 2006, the results from the Keystone and Conemaugh power plants (electricity supply business segment), (3) DES’ operation and maintenance of energy facilities and, for a single customer, synthetic fuel facilities (Energy Solutions business segment), (4) DQE Financial’s collection and processing of landfill gas and management of structured finance and alternative energy investments (Financial business segment), and (5) DQE Communications’ operation, maintenance and leasing of its fiber optic based network (Communications business segment). We also report an “all other” category to include our other subsidiaries below the quantitative threshold for disclosure. These subsidiaries provide corporate administrative functions, financing, and insurance services for our various affiliates.

In 2005 and 2004, both Holdings and Duquesne Light also reported the CTC business segment, which reported the collection of transition costs that were fully collected as of December 31, 2005.

Duquesne Light Company

Business Segments for the Twelve Months Ended December 31, 2006

	(Millions of Dollars)
	Electricity Delivery	Duquesne Light Supply	Consolidated
Operating revenues	$339.2	$384.0	$723.2
Operating expenses	193.3	383.1	576.4
Depreciation and amortization expense	75.0	—	75.0

Operating income	70.9	0.9	71.8
Other income—net	(7.4)	—	(7.4)
Interest and other charges	41.5	—	41.5

Income before income taxes	22.0	0.9	22.9
Income tax expense	18.2	0.4	18.6

Net (Loss) Income	3.8	0.5	4.3
Dividends on preferred and preference stock	7.9	—	7.9

(Loss) earnings available for common stock	$(4.1)	$0.5	$(3.6)

Assets	$2,275.8	$—	$2,275.8

Capital expenditures	$222.8	$—	$222.8

Business Segments for the Twelve Months Ended December 31, 2005

	(Millions of Dollars)
	Electricity Delivery	Duquesne Light Supply	CTC	Consolidated
Operating revenues	$343.5	$443.8	$5.1	$792.4
Operating expenses	178.2	394.8	0.3	573.3
Depreciation and amortization expense	67.1	—	4.7	71.8

Operating income	98.2	49.0	0.1	147.3
Other income - net	15.9	0.3	—	16.2
Interest and other charges	47.0	1.0	—	48.0

Income before income taxes	67.1	48.3	0.1	115.5
Income tax expense	22.6	19.9	—	42.5

Net Income	44.5	28.4	0.1	73.0
Dividends on preferred and preference stock	8.0	—	—	8.0

Earnings available for common stock	$36.5	$28.4	$0.1	$65.0

Assets	$2,123.1	$—	$—	$2,123.1

Capital expenditures	$153.9	$—	$—	$153.9

Business Segments for the Twelve Months Ended December 31, 2004

	(Millions of Dollars)
	Electricity Delivery	Duquesne Light Supply	CTC	Consolidated
Operating revenues	$344.7	$434.5	$10.1	$789.3
Operating expenses	164.7	402.8	0.4	567.9
Acquisition termination cost	—	8.3	—	8.3
Depreciation and amortization expense	62.3	—	9.1	71.4

Operating income	117.7	23.4	0.6	141.7
Other income - net	16.6	—	—	16.6
Interest and other charges	46.2	—	—	46.2

Income before income taxes	88.1	23.4	0.6	112.1
Income tax expense	34.4	9.7	0.2	44.3

Net Income	53.7	13.7	0.4	67.8
Dividends on preferred and preference stock	6.6	—	—	6.6

Earnings available for common stock	$47.1	$13.7	$0.4	$61.2

Assets	$2,287.1	$1.2	$4.7	$2,293.0

Capital expenditures	$83.4	$0.1	$—	$83.5

Duquesne Light Holdings

Business Segments for the Twelve Months Ended December 31, 2006

	(Millions of Dollars)
	Electricity Delivery	Electricity Supply	Energy Solutions	Financial	Communi- cations	All Other	Elimina- tions	Consoli- dated
Operating revenues	$339.2	$503.8	$55.6	$—	$11.1	$—	$(7.5)	$902.2
Operating expenses	193.3	478.4	27.3	8.1	4.9	17.7	(7.5)	722.2
Depreciation and amortization expense	75.0	2.4	0.8	—	2.3	0.2	—	80.7

Operating income (loss)	70.9	23.0	27.5	(8.1)	3.9	(17.9)	—	99.3
Other income – net	(7.4)	0.5	1.2	8.2	0.2	5.4	(7.1)	1.0
Interest and other charges	49.4	4.1	0.1	—	—	30.1	(7.0)	76.7
Benefit from limited partners’ interest	—	—	—	8.4	0.1	—	—	8.5

Income (loss) before income taxes	14.1	19.4	28.6	8.5	4.2	(42.6)	(0.1)	32.1
Income tax expense (benefit)	18.2	5.9	8.1	(3.4)	1.7	(7.3)	0.2	23.4

(Loss) income from continuing operations	$(4.1)	$13.5	$20.5	$11.9	$2.5	$(35.3)	$(0.3)	$8.7

Assets (a)	$2,211.4	$223.7	$6.1	$578.0	$31.5	$96.5	$—	$3,147.2

Capital expenditures	$222.8	$0.8	$—	$—	$4.4	$—	$—	$228.0

(a)	Excludes discontinued operations assets.

Business Segments for the Twelve Months Ended December 31, 2005

	(Millions of Dollars)
	Electricity Delivery	Electricity Supply	CTC	Energy Solutions	Financial	Communi- cations	All Other	Elimina- tions	Consoli- dated
Operating revenues	$343.5	$451.4	$5.1	$67.3	$—	$9.5	$—	$(4.9)	$871.9
Operating expenses	178.2	402.4	0.3	24.1	10.9	3.8	7.2	(4.9)	622.0
Depreciation and amortization expense	67.1	—	4.7	1.1	—	2.1	0.8	—	75.8

Operating income (loss)	98.2	49.0	0.1	42.1	(10.9)	3.6	(8.0)	—	174.1
Other income – net	15.9	0.4	—	19.3	1.0	0.2	6.2	(13.5)	29.5
Interest and other charges	55.0	1.1	—	0.1	—	—	19.6	(13.3)	62.5
Benefit from limited partners’ interest	—	—	—	—	10.1	—	—	—	10.1

Income (loss) before income taxes	59.1	48.3	0.1	61.3	0.2	3.8	(21.4)	(0.2)	151.2
Income tax expense (benefit)	22.6	19.9	—	25.1	(10.5)	1.3	(1.8)	0.4	57.0

Income (loss) from continuing operations	$36.5	$28.4	$0.1	$36.2	$10.7	$2.5	$(19.6)	$(0.6)	$94.2

Assets (a)	$2,100.1	$68.1	$—	$9.5	$537.8	$29.9	$26.8	$—	$2,772.2

Capital expenditures	$153.9	$—	$—	$0.1	$—	$3.2	$—	$—	$157.2

(a)	Excludes discontinued operations assets.

Business Segments for the Twelve Months Ended December 31, 2004

	(Millions of Dollars)
	Electricity Delivery	Electricity Supply	CTC	Energy Solutions	Financial	Communi- cations	All Other	Elimina- tions	Consoli- dated
Operating revenues	$344.7	$434.5	$10.1	$66.4	$—	$8.1	$0.4	$(1.7)	$862.5
Operating expenses	164.7	402.8	0.4	31.3	11.8	3.3	12.1	(1.6)	624.8
Acquisition termination cost	—	8.3	—	—	—	—	—	—	8.3
Depreciation and amortization expense	62.3	—	9.1	1.2	—	1.9	0.9	—	75.4

Operating income (loss)	117.7	23.4	0.6	33.9	(11.8)	2.9	(12.6)	(0.1)	154.0
Other income—net	16.6	—	—	1.4	2.5	0.1	1.3	(16.2)	5.7
Interest and other charges	52.8	—	—	0.1	—	—	26.0	(16.0)	62.9
Benefit from limited partners’ interest	—	—	—	—	7.4	—	—	—	7.4

Income (loss) before income taxes	81.5	23.4	0.6	35.2	(1.9)	3.0	(37.3)	(0.3)	104.2
Income tax expense (benefit)	34.4	9.7	0.2	12.9	(14.8)	1.3	(13.1)	0.3	30.9

Income (loss) from continuing operations	$47.1	$13.7	$0.4	$22.3	$12.9	$1.7	$(24.2)	$(0.6)	$73.3

Assets	$1,879.5	$1.1	$4.7	$23.6	$556.6	$28.6	$81.9	$—	$2,576.0

Capital expenditures	$83.4	$0.1	$—	$0.1	$—	$1.9	$—	$—	$85.5

22.	Quarterly Financial Information (Unaudited)

Summary of Selected Quarterly Financial Data

Duquesne Light Holdings

	(Millions of Dollars, Except Per Share Amounts)
2006 (a)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenues	$208.4	$211.0	$262.6	$220.2
Operating income	30.3	32.8	25.5	10.7
Income (loss) from continuing operations (b)	8.6	9.1	(2.3)	(6.7)
Income from discontinued operations	5.8	2.1	3.2	34.9
Net income	14.4	11.2	0.9	28.2
Basic earnings (loss) per share:
Continuing operations	0.11	0.11	(0.03)	(0.08)
Discontinued operations	0.07	0.03	0.04	0.40
Total	0.18	0.14	0.01	0.32
Stock price:
High	18.27	17.10	19.94	20.25
Low	16.50	15.82	16.44	19.51

2005 (a)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenues	$209.1	$209.9	$251.7	$201.2
Operating income	46.7	37.9	59.0	30.5
Income from continuing operations (c)	26.5	17.8	41.7	8.2
Income from discontinued operations	8.5	3.7	1.9	5.9
Net income	35.0	21.5	43.6	14.1
Basic earnings per share:
Continuing operations	0.34	0.23	0.54	0.10
Discontinued operations	0.11	0.05	0.02	0.08
Total	0.45	0.28	0.56	0.18
Stock price:
High	19.17	19.25	19.43	17.40
Low	17.43	17.30	17.17	16.14

(a)	The quarterly data reflect seasonal weather variations in the electric utility’s service territory. Stock prices reflect New York Stock Exchange data.
(b)	In addition to the Duquesne Light items described in the following table, the following items also affected results. Due to the estimated phase-out of Section 45K tax credits, results include a decrease (increase) in tax credits of $1.2 million, $3.3 million, $(1.4) million and $0.2 million in the first, second, third and fourth quarters. Results also include a $1.5 million, $4.3 million, $5.3 million and $8.6 million decrease in the fair value of certain derivative energy contracts in the first, second, third and fourth quarters. Merger costs of $0.9 million, $4.3 million and $2.7 million affect results in the second, third and fourth quarter. (See Note 2.) First quarter results include a charge of $2.9 million related to an IRS settlement. (See Note 10.) Fourth quarter results include $0.7 million of incremental stock-based compensation expense. (See Note 12.)
(c)	First quarter results include a $8.3 million increase in the fair value of certain derivative energy contracts at Duquesne Light and a $4.6 million gain on the sale of an investment at DQE Financial. Third quarter results include a $11.7 million gain on the sale of an energy facility management project at DES and an $6.5 million increase in the fair value of certain derivative energy contracts at Duquesne Light. Fourth quarter results include a $7.8 million gain on the sale of two energy facility management projects at DES, a $3.7 million decrease in the fair value of certain derivative energy contracts at Duquesne Light and $6.7 million of charges related to an energy facility management project.

Duquesne Light Company

	(Millions of Dollars)
2006 (a)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenues	$174.0	$168.2	$208.8	$172.2
Operating income (b)	21.1	18.7	18.4	13.6
Net income (loss)	8.4	5.9	(3.5)	(6.5)

2005 (a)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenues	$191.5	$189.9	$225.8	$185.2
Operating income (c)	42.6	32.3	52.5	19.9
Net income	21.9	14.6	27.3	9.2

(a)	The quarterly data reflect seasonal weather variations in our service territory.
(b)	Third quarter results include a net $16.1 million charge related to the Pennsylvania tax settlement. (See Note 10.) Fourth quarter results include $1.0 million of incremental stock-based compensation expense, a $2.2 million pension plan curtailment and settlement cost and a $6.0 million charge related to our closed Warwick mine. (See Notes 12, 13 and 14.)
(c)	First quarter results include a $8.3 million increase in the fair value of certain derivative energy contracts. Third quarter results include an $6.5 million increase in the fair value of certain derivative energy contracts. Fourth quarter results include a $3.7 million decrease in the fair value of certain derivative energy contracts.

23.	Subsequent Events

DES agreed to price concessions for 2007 with the owners of the synthetic fuel facilities from which we earn fees from the operation and maintenance of the facilities. The agreement provides that DES will be paid a fixed fee per month, as well as an operating fee per ton of synthetic fuel produced, however this operating fee is less than in previous years. These price concessions were designed to provide a mechanism to equalize the benefits achieved by the parties in the event of a phase out of Section 45K tax credits in 2007, which would negatively impact the owner of the synthetic fuel facilities.

The price concessions include a true-up provision that could reduce the ultimate price concessions granted to the facility owners. The true-up provisions are based in part on the actual 2007 Section 45K credit information to be published by the IRS in April 2008.

In January 2007, Holdings entered into a series of hedges in the crude oil commodity market designed to protect approximately 50% of the price concessions given to the owner of the synthetic fuel facilities, assuming normal levels of operations. Crude oil is the underlying commodity that drives the economics and availability of the Section 45K tax credits for the owner.

On January 10, 2007, 128,200 shares of Holdings stock were issued to officers as part of a performance award. The right to these shares is subject to the achievement of specified performance goals related to cumulative earnings before interest, taxes, depreciation, and amortization (EBITDA). At the end of the performance period, which ends on December 31, 2008, shares may vest within a range of 0% to 150%. If a change in control occurs, we will grant cash representing the fair market value of the stock certificates that would otherwise be due under the performance award, representing a cumulative EBITDA reward equal to the greater of 100% of the performance award or the actual performance award based upon EBITDA as the date of change in control.

In the first quarter of 2007, Holdings initiated plans to reorganize its managerial workforce. This reorganization will streamline spans of control within the organization. Holdings plans to implement this reorganization during 2007.

Item 9.	Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures .

Disclosure Controls and Procedures

Management of both Holdings and Duquesne Light, with the participation of each entity’s Chief Executive Officer and the Chief Financial Officer, has evaluated their respective disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Although these controls and procedures were designed to ensure that the information required to be disclosed in Holdings’ and Duquesne

Light’s reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC all control systems have limitations . Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of both entities concluded that the disclosure controls and procedures were not effective for the reasons discussed in “Management’s Report” below.

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

As discussed in Note 4 to the consolidated financial statements, Holdings has undivided interests in the Keystone and Conemaugh power plants, which were acquired in September 2006 and whose financial statements constitute 23.9% and 6.1% of net and total assets, respectively, 1.2% of total operating revenues, and 4.9% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2006. These interests have been excluded from management’s assessment of internal control over financial reporting at Holdings.

Management of both entities assessed the effectiveness of their respective internal control over financial reporting as of December 31, 2006. In making these assessments, each entity used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Our assessment included reviewing the documentation of our controls, evaluating their design effectiveness, and testing their operating effectiveness. As defined by the Public Accounting Oversight Board Auditing Standard No. 2, a material weakness is a significant control deficiency or a combination of significant control deficiencies that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management of Holdings has concluded that material weaknesses existed and Duquesne Light has concluded that a material weakness existed in their respective internal controls over financial reporting as of December 31, 2006. In light of these material weaknesses, management of both Holdings and Duquesne Light has concluded that, as of December 31, 2006, it did not maintain effective internal control over financial reporting.

A material weakness identified at both Duquesne Light and Holdings as of December 31, 2006 was as follows. Duquesne Light’s and Holdings’ disclosure controls failed to identify, on a timely basis, an unfavorable regulatory decision such that its impact could be properly evaluated by appropriate personnel.

A material weakness identified at Holdings as of December 31, 2006 was as follows. Holdings’ controls related to derivative valuation failed to result in an accurate valuation of Holdings’ derivative energy contracts.

Such weaknesses did not result in a material impact to either Duquesne Light’s or Holdings’ interim or annual consolidated financial statements for 2006.

The independent auditors for Holdings and Duquesne Light have issued the below attestation reports on each entity’s assessment of its internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in Holdings’ or Duquesne Light’s internal controls over financial reporting that occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the material weaknesses noted in the “Management’s Report” above.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Duquesne Light Holdings, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Duquesne Light Holdings, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006 because of the effect of the material weaknesses identified in management’s assessment based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the Company’s undivided interests in the Keystone and Conemaugh power plants, which were acquired in September 2006 and whose financial statements constitute 23.9 percent and 6.1 percent of net and total assets, respectively, 1.2 percent of total operating revenues, and 4.9 percent of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2006. Accordingly, our audit did not include the internal control over financial reporting at the Company’s undivided interests in Keystone and Conemaugh. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management’s assessment identified the following material weaknesses. The Company’s controls designed to identify, evaluate and record or disclose contingent liabilities did not operate effectively to timely identify a regulatory decision which had a negative financial statement impact to facilitate recording the amount in the proper quarterly financial statement period. This weakness resulted in errors that were not material to an interim period however, based on the potential misstatement that could have occurred as a result of the deficiency, management has concluded that there was a more than remote likelihood that a material misstatement to the annual or interim financial statements could have occurred and not be prevented or detected. In addition, the Company’s controls over the process to determine and record the fair value of derivative instruments did not operate effectively. Management concluded that there was a more than remote likelihood that a material misstatement to the annual or interim financial statements could have occurred and not be prevented or detected. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2006, of the Company and this report does not affect our report on such financial statements and financial statement schedules.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2006 of the Company and our report dated February 28, 2007 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the adoption of a new accounting pronouncement effective December 31, 2006.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania

February 28, 2007

To the Board of Directors and Shareholder of Duquesne Light Company:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Duquesne Light Company and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006 because of the effect of the material weakness identified in management’s assessment based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management’s assessment identified the following material weakness. The Company’s controls designed to identify, evaluate and record or disclose contingent liabilities did not operate effectively to timely identify a regulatory decision which had a negative financial statement impact to facilitate recording the amount in the proper quarterly financial statement period. This weakness resulted in errors that were not material to an interim period however, based on the potential misstatement that could have occurred as a result of the deficiency, management has concluded that there was a more than remote likelihood that a material misstatement to the annual or interim financial statements could have occurred and not be prevented or detected. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated February 28, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the adoption of a new accounting pronouncement effective December 31, 2006.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
February 28, 2007

Item 9B.	Other Infor mation.

As reported in Note 12 to the consolidated financial statements above, in November 2006 the terms of deferred stock unit awards previously made in 2003 and 2005 to certain officers were modified. Information regarding these modifications is set forth in and incorporated by reference from Exhibit 99.1. In addition, performance share awards were granted to certain officers in January 2007. Information regarding these awards is set forth in and incorporated by reference from Exhibit 99.1

P ART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information relating to Holdings’ executive officers and Duquesne Light’s executive officers and directors is set forth in Part I of this Report under the caption “Executive Officers of the Registrant.” All other information about Holdings or Duquesne Light required under this Item 10 is set forth in and incorporated by reference from Exhibit 99.1.

Because Holdings lists its common stock on the New York Stock Exchange (NYSE), Holdings’ Chief Executive Officer is required to make, and has made, an annual certification to the NYSE stating that he was not aware of any violation by Holdings of the corporate governance listing standards of the NYSE. Holdings’ Chief Executive Officer made his annual certification to that effect to the NYSE as of June 6, 2006. Because Duquesne Light lists only debt and preferred securities on the NYSE, it is not required to make such annual certifications.

Both Holdings and Duquesne Light have filed, as exhibits to this combined Annual Report on Form 10-K, the Chief Executive Officer and Chief Financial Officer certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of our public disclosure.

Item 11.	Executive Compensation.

Information relating to executive compensation for Holdings and Duquesne Light is set forth in and incorporated by reference from Exhibit 99.1.

Item 12.	Security Ownership of Certain Beneficial Ow ners and Management and Related Stockholder Matters.

Information relating to the ownership of Holdings equity securities by Holdings’ and Duquesne Light’s directors, officers and certain beneficial owners is set forth in and incorporated by reference from Exhibit 99.1.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing compensation plans as of December 31, 2006:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (2)
Equity compensation plans approved by security holders	553,070	$16.07	2,876,123

Equity compensation plans not approved by security holders	—	—	—

Total	553,070	$16.07	2,876,123

(1)	Includes 151,474 shares of common stock issuable upon exercise of options granted under our prior Long-Term Incentive Plan (discontinued in 2002) and 158,879 shares of common stock issuable upon exercise of options granted under our current Incentive Plan. Reflects 181,600 and 10,950 deferred stock units awarded in 2003 and 2005, which were earned based on our achieving cumulative earnings per share goals through 2006, and were paid in cash in 2007. Reflects 7,470; 2,905; 19,792 and 20,000 restricted shares issued in 2002, 2003, 2005 and 2006.
(2)	All of these shares are available under our current Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding Director relationships and independence is set forth in and incorporated by reference from Exhibit 99.1.

Item 14.	Principal Accounting Fees and Services.

Information regarding Deloitte & Touche LLP’s fees and services is set forth in and incorporated by reference from Exhibit 99.1. Such fees and services apply to Deloitte & Touche LLP’s work for all of Holdings’ consolidated subsidiaries, including Duquesne Light.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) The following information is set forth in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm.

Holdings Consolidated Statements of Income for the Three Years Ended December 31, 2006.

Holdings Consolidated Balance Sheets, December 31, 2006 and 2005.

Holdings Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2006.

Holdings Consolidated Statements of Comprehensive Income for the Three Years Ended December 31, 2006.

Holdings Consolidated Statements of Common Shareholders’ Equity for the Three Years Ended December 31, 2006.

Duquesne Light Consolidated Statements of Income for the Three Years Ended December 31, 2006.

Duquesne Light Consolidated Balance Sheets, December 31, 2006 and 2005.

Duquesne Light Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2006.

Duquesne Light Consolidated Statements of Comprehensive Income for the Three Years Ended December 31, 2006.

Duquesne Light Consolidated Statements of Common Shareholder’s Equity for the Three Years Ended December 31, 2006.

Notes to Consolidated Financial Statements.

(a)(2) The following financial statement schedules are filed here as a part of this Report:

Schedules for the Three Years Ended December 31, 2006:

I—Condensed Financial Information of Registrant (Holdings)

II—Valuation and Qualifying Accounts (Holdings)

II—Valuation and Qualifying Accounts (Duquesne Light)

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

(b) Exhibits Index.

Exhibit No.	Description	Method of Filing
2.1	Agreement and Plan of Merger by and among Holdings, Castor Holdings LLC and Castor Merger Sub, Inc., dated as of July 5, 2006.	Exhibit 2.1 to Holdings’ Form 8-K filed July 6, 2006.

3.1	Holdings Articles of Incorporation effective January 5, 1989.	Exhibit 3.1 to the Holdings Form 10-K for the year ended December 31, 1989.

3.2	Holdings Articles of Amendment effective April 27, 1989.	Exhibit 3.2 to the Holdings Form 10-K for the year ended December 31, 1989.

3.3	Holdings Articles of Amendment effective February 8, 1993.	Exhibit 3.3 to the Holdings Form 10-K for the year ended December 31, 1992.

3.4	Holdings Articles of Amendment effective May 24, 1994.	Exhibit 3.4 to the Holdings Form 10-K for the year ended December 31, 1994.

3.5	Holdings Articles of Amendment effective April 20, 1995.	Exhibit 3.5 to the Holdings Form 10-K for the year ended December 31, 1995.

3.6	Holdings Articles of Amendment effective September 30, 2003.	Exhibit 3.6 to the Holdings Form 10-K for the year ended December 31, 2002.

3.7	Holdings Statement with respect to the Preferred Stock, Series A (Convertible).	Exhibit 3.1 to the Holdings Form 10-Q for the quarter ended September 30, 1997.

3.8	Duquesne Light Restated Articles of Incorporation currently in effect.	Exhibit 3.1 to the Duquesne Light Form 10-Q for the quarter ended June 30, 1999.

3.9	Holdings By-Laws, as amended through September 30, 2003, and as currently in effect.	Exhibit 3.1 to the Holdings Form 10-Q for the quarter ended September 30, 2003.

3.10	Duquesne Light By-Laws, as amended through October 13, 2003, and as currently in effect.	Exhibit 3.1 to the Duquesne Light Form 10-Q for the quarter ended September 30, 2003.

3.11	Form of Duquesne Light Statement with respect to the 6.50% Preferred Stock.	Exhibit 3.3 to Registration Statement (Form S-3) No. 333-112929.

4.1	Indenture of Mortgage and Deed of Trust dated as of April 1, 1992, between Duquesne Light Company and JP Morgan Chase (a restatement of the Indenture in its entirety as amended through 2004).	Exhibit 4.1 to the Holdings Form 10-K for the year ended December 31, 2004.

4.2	Indenture dated as of August 16, 2005 between Holdings and J.P. Morgan Trust Company, National Association, as Trustee.	Exhibit 4.1 to the Holdings Form 8-K dated August 17, 2005.

4.3	Form of 2015 Senior Note.	Exhibit 4.2 to the Holdings Form 8-K dated August 17, 2005.

4.4	Form of 2035 Senior Note.	Exhibit 4.3 to the Holdings Form 8-K dated August 17, 2005.

4.5	Form of Officer’s Certificate for the 2015 Senior Note.	Exhibit 4.4 to the Holdings Form 8-K dated August 17, 2005.

4.6	Form of Officer’s Certificate for the 2035 Senior Note.	Exhibit 4.5 to the Holdings Form 8-K dated August 17, 2005.

4.7	Indenture, dated as of August 1, 1999, from DQE Capital Corporation and Holdings to The First National Bank of Chicago, as Trustee.	Exhibit 4.1 to the Form 8-A of DQE Capital Corporation and Holdings, filed September 16, 1999.

4.8	Form of Note.	Exhibit 4.2 to the Form 8-A of DQE Capital Corporation and Holdings, filed September 16, 1999.

10.1	Deferred Compensation Plan for Directors of Duquesne Light Company, as amended to date.	Exhibit 10.1 to the Holdings Form 8-K filed with the SEC May 31, 2006.

10.2	Restated Pension Service Supplement Program.	Filed here.

10.3	Duquesne Light Charitable Giving Program, as amended.	Exhibit 10.6 to the Holdings Form 10-K Annual Report for the year ended December 31, 2001.

10.4	Severance Agreement dated December 23, 2003 for Morgan K. O’Brien.	Exhibit 10.11 to the Holdings Form 10-K for the year ended December 31, 2003.

10.5	Schedule to Exhibit 10.4 listing substantially identical agreements with Joseph G. Belechak, Maureen L. Hogel, Mark E. Kaplan and Stevan R. Schott.	Exhibit 10.5 to the Holdings Form 10-K for the year ended December 31, 2005.

10.6	Form of Amendment to Severance Agreement.	Filed here.

10.7	Employment Agreement dated as of September 14, 2001 between Holdings and Morgan K. O’Brien.	Exhibit 10.8 to the Holdings Form 10-K for the year ended December 31, 2001.

10.8	Non-Competition and Confidentiality Agreement dated as of September 14, 2001 for Morgan K. O’Brien.	Exhibit 10.13 to the Holdings Form 10-K for the year ended December 31, 2001.

10.9	Non-Competition and Confidentiality Agreement dated as of August 1, 2000 for Joseph G. Belechak.	Exhibit 10.7 to the Duquesne Light Form 10-K for the year ended December 31, 2001.

10.10	Non-Competition and Confidentiality Agreement dated as of April 2, 1997 for Maureen L. Hogel.	Exhibit 10.8 to the Duquesne Light Form 10-K for the year ended December 31, 2001.

10.11	Schedule to Exhibit 10.9 listing substantially identical agreements with Mark E. Kaplan and Stevan R. Schott.	Exhibit 10.11 to the Holdings Form 10-K for the year ended December 31, 2005.

10.12	Form of Stock Option Agreement for Officers (with change in control)	Exhibit 10.11 to the Holdings Form 10-K for the year ended December 31, 2004.

10.13	Form of Stock Option Agreement for Officers	Exhibit 10.12 to the Holdings Form 10-K for the year ended December 31, 2004.

10.14	Form of Deferred Stock Unit Agreement for Officers	Exhibit 10.13 to the Holdings Form 10-K for the year ended December 31, 2004.

10.15	Form of Performance Share Agreement for Officers	Filed here.

10.16	Form of Restricted Stock Agreement for Officers	Exhibit 10.15 to the Holdings Form 10-K for the year ended December 31, 2004.

10.17	Form of Stock Option Agreement for Directors	Exhibit 10.16 to the Holdings Form 10-K for the year ended December 31, 2004.

10.18	Form of Restricted Stock Agreement for Directors	Exhibit 10.17 to the Holdings Form 10-K for the year ended December 31, 2004.

10.19	Description of Executive Benefits	Exhibit 10.19 to the Holdings Form 10-K for the year ended December 31, 2005.

10.20	Description of Directors’ Fees and Plans	Filed here.

10.21	Holdings’ Amended and Restated $200 Million Credit Agreement dated as of July 27, 2005.	Exhibit 10.1 to the Holdings Form 10-Q for the quarter ended June 30, 2005.

10.22	Increasing Lender Agreement between Holdings and Union Bank of California, N.A., dated January 31, 2006, modifying Holdings’ Amended and Restated $200 Million Credit Agreement, together with a schedule listing substantially identical agreements with the other lenders.	Exhibit 10.22 to the Holdings Form 10-K for the year ended December 31, 2005.

10.23	Accession and Amendment Agreement between Holdings and Keybank National Association, dated January 31, 2006, including Keybank as a lender under Holdings’ Amended and Restated $200 Million Credit Agreement.	Exhibit 10.23 to the Holdings Form 10-K for the year ended December 31, 2005.

10.24	Duquesne Light’s Third Amended and Restated $100 Million Credit Agreement dated as of July 27, 2005.	Exhibit 10.2 to the Duquesne Light Form 8-K dated July 27, 2005.

10.25	Increasing Lender Agreement between Duquesne Light and JPMorgan Chase, N.A., dated January 31, 2006, modifying Duquesne Light’s Third Amended and Restated $100 Million Credit Agreement, together with a schedule listing substantially identical agreements with the other lenders.	Exhibit 10.25 to the Duquesne Light Form 10-K for the year ended December 31, 2005.

10.26	Accession and Amendment Agreement between Duquesne Light and Keybank National Association, dated January 31, 2006, including Keybank as a lender under Duquesne Light’s Third Amended and Restated $100 Million Credit Agreement.	Exhibit 10.26 to the Duquesne Light Form 10-K for the year ended December 31, 2005.

10.27	POLR Agreement, dated as of September 24, 1999 by and between Duquesne Light Company and Orion Power Holdings, Inc.	Exhibit 2.2 to the Holdings Form 8-K dated September 24, 1999.

10.28	Amended and Restated POLR II Agreement by and between Duquesne Light Company and Orion Power MidWest, L.P., dated as of December 7, 2000.	Exhibit 10.11 to the Duquesne Light Form 10-K for the year ended December 31, 2000.

10.29	Purchase and Sale Agreement by and between Atlantic City Electric Company and Holdings dated November 14, 2005.	Exhibit 10.1 to the Holdings Form 8-K dated November 14, 2005.

10.30	Stock Purchase Agreement by and among Holdings, DUET Investment Holdings Limited and IFM (International Infrastructure) Wholesale Trust, dated as of July 5, 2006.	Exhibit 10.1 to Holdings’ Form 8-K filed July 6, 2006.

10.31	Loan Agreement, dated as of September 1, 2006, and amended and restated as of December 20, 2006, among Holdings, Barclays Bank, PLC as facility agent, and the lenders party thereto.	Exhibit 10.1 to Holdings’ Form 8-K filed December 21, 2006.

10.32	Amendment No. 1 to the Agreement and Plan of Merger, dated September 5, 2006.	Exhibit 10.2 to Holdings’ Form 8-K filed September 8, 2006.

10.33	Joint Petition and Settlement Agreement, among Duquesne Light and various interveners.	Exhibit 10.1 to Holdings’ and Duquesne Light’s combined Form 8-K filed September 15, 2006.

10.34	Distribution Rate Case Settlement Agreement between Duquesne Light and the Commonwealth of Pennsylvania.	Exhibit 10.1 to Holdings’ and Duquesne Light’s combined Form 8-K filed October 10, 2006.

10.35	Letter of Credit and Reimbursement Agreement, dated April 28, 2006, between Holdings, various lenders and JPMorgan Chase Bank, N.A. as administrative agent and issuing bank.	Exhibit 10.1 to Holdings’ Form 8-K filed May 4, 2006.

10.36	Agreement for Standby Letter of Credit, dated May 2, 2006, between Holdings and Citibank, N.A.	Exhibit 10.2 to Holdings’ Form 8-K filed May 4, 2006.

10.37	Membership Interest Purchase Agreement, dated as of November 22, 2006, by and between DQE Financial and Blue Wolf Energy Holdings LLC.	Exhibit 10.1 to Holdings’ Form 8-K filed November 29, 2006.

10.38	First Amendment to Membership Interest Purchase Agreement, dated as of December 29, 2006, by and between DQE Financial and Blue Wolf Energy Holdings LLC.	Filed here.

10.39	Second Amendment to Membership Interest Purchase Agreement dated as of December 29, 2006, by and between DQE Financial and Blue Wolf Energy Holdings LLC.	Filed here.

10.40	Merger Settlement Agreement dated February 9, 2007.	Exhibit 10.1 to Holdings’ Form 8-K filed February 15, 2007.

12.1	Holdings’ Ratio of Earnings.	Filed here.

12.2	Duquesne Light’s Ratio of Earnings.	Filed here.

21.1	Subsidiaries of the registrants.	Filed here.

23.1	Consent of Independent Registered Public Accounting Firm regarding Holdings.	Filed here.

23.2	Consent of Independent Registered Public Accounting Firm regarding Duquesne Light.	Filed here.

31.1	Section 302 Certification of Holdings’ CEO.	Filed here.

31.2	Section 302 Certification of Holdings’ CFO.	Filed here.

31.3	Section 302 Certification of Duquesne Light’s CEO.	Filed here.

31.4	Section 302 Certification of Duquesne Light’s CFO.	Filed here.

32.1	Section 906 Certification of Holdings’ CEO.	Filed here.

32.2	Section 906 Certification of Holdings’ CFO.	Filed here.

32.3	Section 906 Certification of Duquesne Light’s CEO.	Filed here.

32.4	Section 906 Certification of Duquesne Light’s CFO.	Filed here.

99.1	Additional information regarding directors, executive compensation and security ownership.	Filed here.

Copies of the exhibits listed above will be furnished, upon request, to holders or beneficial owners of any class of our stock as of January 31, 2007, subject to payment in advance of the cost of reproducing the exhibits requested.

SCHEDULE I

Condensed Financial Information of Registrant (Parent Company)

Duquesne Light Holdings, Inc.

Schedule I – Condensed Financial Information of Registrant (Parent Company)

Statements of Income

	(All Amounts in Millions, Except Per Share Amounts) Year Ended December 31,
	2006	2005	2004
Operating Expenses:
Operating and administrative	$9.4	$6.9	$4.7
Merger costs	7.9	—	—
Intercompany administrative expenses	—	—	6.6
Depreciation and amortization	0.2	0.8	0.8

Total Operating Expenses	17.5	7.7	12.1

Operating Loss	(17.5)	(7.7)	(12.1)
Intercompany Other Income	4.2	1.0	—
Other Income	0.4	4.1	—
Intercompany Interest Expense	(2.6)	(11.3)	(23.8)
Interest and Other Charges	(27.2)	(7.5)	(0.4)

Loss Before Income Taxes and Equity in Income of Unconsolidated Subsidiaries	(42.7)	(21.4)	(36.3)
Income Tax Expense	(5.5)	(29.8)	(15.6)
Equity in Income of Unconsolidated Subsidiaries	91.9	165.4	138.9

Net Income	$54.7	$114.2	$87.0

Average Number of Common Shares Outstanding	82.0	77.7	76.4

Basic Earnings Per Share of Common Stock	$0.67	$1.47	$1.14

Diluted Earnings Per Share of Common Stock	$0.67	$1.47	$1.14

Dividends Declared Per Share of Common Stock	$1.00	$1.00	$1.00

See notes to condensed financial statements.

Duquesne Light Holdings, Inc.

Schedule I – Condensed Financial Information of Registrant (Parent Company)

Balance Sheets

	(Millions of Dollars) As of December 31,
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$—	$—
Receivables	—	—
Receivables – unconsolidated subsidiaries	8.9	1.0
Notes receivable – unconsolidated subsidiaries	187.3	7.8
Deferred income taxes – net	22.1	18.1
Derivative instruments	—	2.2
Other	0.1	0.1

Total Current Assets	218.4	29.2

Investments in Unconsolidated Subsidiaries (Note 2)	1,123.5	1,047.2

Other Non-Current Assets:
Deferred income taxes – net	132.8	117.3
Other	9.8	9.0

Total Other Non-Current Assets	142.6	126.3

Total Assets	$1,484.5	$1,202.7

Liabilities and Capitalization
Current Liabilities:
Short-term debt	$30.0	$40.0
Accounts payable	2.9	0.5
Accounts payable – unconsolidated subsidiaries	0.5	44.9
Notes payable – unconsolidated subsidiaries	56.0	55.7
Income taxes payable	54.0	56.2
Common stock dividends	22.2	20.0
Other	12.8	8.8

Total Current Liabilities	178.4	226.1

Total Non-Current Liabilities	1.1	0.7

Commitments and Contingencies

Capitalization: Long-term debt	520.0	320.0

Common Shareholders’ Equity:
Common stock – no par value (authorized – 187,500,000 shares; issued – 135,765,386 shares and 126,929,154 shares)	1,336.3	1,200.5
Retained earnings	571.8	600.0
Treasury stock (at cost) (48,128,407 and 48,935,435 shares)	(1,114.1)	(1,132.5)
Unearned compensation	—	(1.8)
Accumulated other comprehensive income	(9.0)	(10.3)

Total Common Shareholders’ Equity	785.0	655.9

Total Capitalization	1,305.0	975.9

Total Liabilities and Capitalization	$1,484.5	$1,202.7

See notes to condensed financial statements.

Duquesne Light Holdings, Inc.

Schedule I – Condensed Financial Information of Registrant (Parent Company)

Statements of Cash Flows

	(Millions of Dollars) Year Ended December 31,
	2006	2005	2004
Net Cash (Used in) Provided from Operating Activities	$(120.8)	$123.3	$81.6

Cash Flows From Investing Activities:
Loans to unconsolidated subsidiaries, net	(179.5)	(7.8)	—
Investments in unconsolidated subsidiaries	(30.0)	(85.0)	—
Return of capital from unconsolidated subsidiaries	8.0	10.0	179.5
Capital expenditures	—	—	—

Net Cash (Used in) Provided from Investing Activities	(201.5)	(82.8)	179.5

Cash Flows From Financing Activities:
Issuance of long-term debt obligations	200.0	320.0	—
Borrowings from unconsolidated subsidiaries	47.0	96.8	17.0
Repayments of unconsolidated subsidiary borrowings	(46.7)	(425.6)	(210.2)
Issuance of common stock	140.9	—	—
Revolving credit facility borrowings, net	53.0	40.0	—
Dividends on common and preferred stock	(70.3)	(67.1)	(66.0)
Other	(1.6)	(4.7)	(1.8)

Net Cash Provided from (Used in) Financing Activities	322.3	(40.6)	(261.0)

Net (decrease) increase in cash and cash equivalents	—	(0.1)	0.1
Cash and cash equivalents at beginning of year	—	0.1	—

Cash and cash equivalents at end of year	$—	$—	$0.1

Supplemental Cash Flow Information

Dividends received from unconsolidated subsidiaries	$50.5	$97.1	$114.0
Cash paid during the year:
Interest	$27.7	$13.6	$24.6
Income taxes paid (refunded)	$55.5	$28.4	$(20.4)

See notes to condensed financial statements.

Duquesne Light Holdings, Inc.

Schedule I—Condensed Financial Information of Registrant (Parent Company)

Notes to Condensed Financial Statements

1. Basis of Presentation

Pursuant to rules and regulations of the Securities and Exchange Commission, the unconsolidated condensed financial statements of Duquesne Light Holdings, Inc. (Holdings) do not reflect all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in Item 8 in Holdings’ annual report on Form 10-K.

Accounting for subsidiaries — Holdings has accounted for the earnings of its subsidiaries under the equity method in the unconsolidated condensed financial statements.

Income taxes — Income taxes are computed for Holdings in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, and reflect the assets and liabilities of Holdings on a stand-alone basis. Holdings also records the effect of filing consolidated federal tax returns with its subsidiaries.

2. Restricted Net Assets of Subsidiaries

As of December 31, 2006, Holdings’ proportionate share of net assets from consolidated subsidiaries which may not be transferred to Holdings in the form of loans, advances or cash dividends without the consent of a third party was $248.9 million.

3. Supplemental Cash Flow Disclosure

Non-cash activity in 2006 consisted of the receipt of an $11.0 million non-cash dividend of our subsidiary, Monmouth Energy, Inc. (Monmouth), followed by the immediate non-cash contribution of Monmouth to another subsidiary. Non-cash activity in 2005 consisted of the receipt of a $17.7 million non-cash dividend of our subsidiary, Duquesne Power, followed by the immediate non-cash contribution of Duquesne Power to another subsidiary.

SCHEDULE II

Valuation and Qualifying Accounts

For the Years Ended December 31, 2006, 2005 and 2004

Reserve deducted from the Asset to which it applies: Allowance for uncollectible accounts

	(Millions of Dollars)
		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions (b)	Balance at End of Year
DUQUESNE LIGHT HOLDINGS

Year Ended December 31, 2006	$21.1	$15.9	$2.5	$22.3	$17.2

Year Ended December 31, 2005	18.1	19.3	3.3	19.6	21.1

Year Ended December 31, 2004	19.9	12.0	4.2	18.0	18.1

DUQUESNE LIGHT COMPANY

Year Ended December 31, 2006	$20.8	$15.8	$2.5	$22.2	$16.9

Year Ended December 31, 2005	17.9	19.1	3.2	19.4	20.8

Year Ended December 31, 2004	19.9	11.9	4.1	18.0	17.9

Notes:	(a) Recovery of accounts previously written off.
(b) Accounts receivable written off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Duquesne Light Holdings, Inc.
(Registrant)

Date: March 1, 2007	By:	/s/ Morgan K. O’Brien
(Signature)
Morgan K. O’Brien
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Morgan K. O’Brien	President, Chief Executive Officer and Director	March 1, 2007
Morgan K. O’Brien

/s/ Mark E. Kaplan	Senior Vice President and Chief Financial Officer	March 1, 2007
Mark E. Kaplan

/s/ Susan S. Betta	Controller	March 1, 2007
Susan S. Betta	(Principal Accounting Officer)

/s/ Pritam M. Advani	Director	March 1, 2007
Pritam M. Advani

/s/ Doreen E. Boyce	Director	March 1, 2007
Doreen E. Boyce

/s/ Robert P. Bozzone	Director	March 1, 2007
Robert P. Bozzone

/s/ Charles C. Cohen	Director	March 1, 2007
Charles C. Cohen

/s/ Sigo Falk	Director	March 1, 2007
Sigo Falk

/s/ Joseph C. Guyaux	Director	March 1, 2007
Joseph C. Guyaux

/s/ David M. Kelly	Director	March 1, 2007
David M. Kelly

/s/ John D. Turner	Director	March 1, 2007
John D. Turner

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Duquesne Light Company
(Registrant)

Date: March 1, 2007	By:	/s/ Morgan K. O’Brien
(Signature)
Morgan K. O’Brien
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Morgan K. O’Brien	Director, President and Chief Executive Officer	March 1, 2007
Morgan K. O’Brien

/s/ Mark E. Kaplan	Director, Senior Vice President and	March 1, 2007
Mark E. Kaplan	Chief Financial Officer

/s/ Susan S. Betta	Controller	March 1, 2007
Susan S. Betta	(Principal Accounting Officer)

/s/ Maureen L. Hogel	Director	March 1, 2007
Maureen L. Hogel